Form 10-Q
period 1994-03-31
CABOT OIL & GAS CORP
filed 1994-05-16
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q



/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission file number 1-10447


                          CABOT OIL & GAS CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                          04-3072771
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                        Identification Number)

                  15375 Memorial Drive, Houston, Texas  77079
          (Address of principal executive offices including Zip Code)


                                (713) 589-4600
                        (Registrant's telephone number)

                                   No Change
             (Former name, former address and former fiscal year,
                         if changed since last report)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes /x/                                       No

  As of May 2, 1994, there were 22,719,036 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

Part I.  Financial Information

                                                                    Page
                                                                    ----

 Item 1.  Financial Statements

     Consolidated Statement of Income for the Three Months Ended
       March 31, 1994 and 1993..................................     3

     Consolidated Balance Sheet at March 31, 1994 and
       December 31, 1993........................................     4

     Consolidated Statement of Cash Flows for the Three Months
       Ended March 31, 1994 and 1993............................     5

     Notes to Consolidated Financial Statements.................     6

     Independent Accountants' Report on Review of
       Interim Financial Information............................    10

  Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations......................    11

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K.....................    17

Signature.......................................................    18


                          CABOT OIL & GAS CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                   (In Thousands, Except Per Share Amounts)



                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               ------------------
                                                  1994      1993
                                               --------- --------
REVENUES
  Natural Gas................................   $63,748   $41,100
  Crude Oil & Condensate.....................     1,100       763
  Other......................................       992     1,612
                                                -------   -------
                                                 65,840    43,475
COSTS AND EXPENSES
  Costs of Natural Gas.......................    29,062    12,976
  Direct Operations..........................     7,459     6,895
  Exploration................................     1,017     1,872
  Depreciation, Depletion and Amortization...     9,220     7,060
  Impairment of Unproved Properties..........       720       672
  General and Administrative.................     4,180     4,214
  Taxes Other Than Income....................     2,615     2,233
                                                -------   -------
                                                 54,273    35,922
Gain on Sale of Assets.......................        13       737
                                                -------   -------
INCOME FROM OPERATIONS.......................    11,580     8,290
Interest Expense.............................     2,877     2,559
                                                -------   -------
Income Before Income Taxes...................     8,703     5,731
Income Taxes.................................     3,469     1,836
                                                -------   -------
NET INCOME...................................     5,234     3,895
Dividend Requirement on Preferred Stock......       552        --
                                                -------   -------
Net Income Available to Common Stockholders..   $ 4,682   $ 3,895
                                                =======   =======
Earnings Per Share Available to Common.......     $0.23     $0.19
                                                =======   =======

Average Common Shares Outstanding............    20,584    20,465
                                                =======   =======

       The accompanying notes are an integral part of these consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (In Thousands)



                                                               MARCH 31,   DECEMBER 31,
                                                                 1994          1993
                                                              -----------  ------------
                                                              (UNAUDITED)
ASSETS

Current Assets
  Cash and Cash Equivalents.................................    $  3,275       $  2,897
  Accounts Receivable.......................................      34,889         35,296
  Inventories...............................................       2,794          5,693
  Other.....................................................         752            752
                                                               ---------       --------
    Total Current Assets....................................      41,710         44,638
Properties and Equipment (Successful Efforts Method)........     404,084        400,270
Other Assets................................................          77             93
                                                               ---------       --------
                                                                 445,871        445,001
                                                               =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Short-Term Debt...........................................    $  2,570       $    530
  Accounts Payable..........................................      31,583         26,538
  Accrued Liabilities.......................................      10,802         10,223
                                                               ---------       --------
    Total Current Liabilities...............................      44,955         37,291
Long-Term Debt..............................................     156,000        169,000
Deferred Income Taxes.......................................      81,502         78,698
Other Liabilities...........................................       5,986          6,483
Commitments and Contingencies (Note 6)
Stockholders' Equity
  Preferred Stock:
    Authorized--5,000,000 Shares of $.10 Par Value
    Issued and Outstanding - $3.125 Cumulative Convertible
      Preferred; $50 Stated Value; 692,439 Shares at
        March 31, 1994 and December 31, 1993................          69             69
  Common Stock:
    Authorized--40,000,000 Shares of $.10 Par Value
    Issued and Outstanding--20,585,048 Shares and
        20,465,000 Shares as of March 31, 1994 and
        December 31, 1993, Respectively.....................       2,058          2,058
  Additional Paid-in Capital................................     143,304        143,264
  Retained Earnings.........................................      11,997          8,138
                                                               ---------       --------
    Total Stockholders' Equity..............................     157,428        153,529
                                                               ---------       --------
                                                                $445,871       $445,001
                                                               =========       ========

       The accompanying notes are an integral part of these consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                (In Thousands)



                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -------------------
                                                          1994       1993
                                                        -------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income..........................................  $  5,234     $ 3,895
  Adjustment to Reconcile Net Income To Cash
    Provided by Operating Activities:
      Depletion, Depreciation and Amortization........     9,940       7,732
      Deferred Income Taxes...........................     2,804       1,638
      (Gain) on Sale of Assets........................       (13)       (737)
      Exploration Expense.............................     1,017       1,872
      Other, Net......................................      (403)        (79)
  Changes in Assets and Liabilities:
      Accounts Receivable.............................       406       4,434
      Inventories.....................................     2,899       3,088
      Other Current Assets............................         1         123
      Other Assets....................................        16          32
      Accounts Payable and Accrued Liabilities........     5,582      (5,801)
      Other Liabilities...............................      (312)        356
                                                         -------     -------
        Net Cash Provided by Operating Activities.....    27,171      16,553
                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures................................   (13,544)     (8,391)
  Proceeds from Sale of Assets........................        21       1,121
  Exploration Expense.................................    (1,017)     (1,872)
                                                         -------     -------
        Net Cash Used by Investing Activities.........   (14,540)     (9,142)
                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock................................        40          --
  Decrease in Debt....................................   (10,960)     (6,980)
  Dividends Paid......................................    (1,333)       (819)
                                                        --------     -------
        Net Cash Used by Financing Activities.........   (12,253)     (7,799)
                                                        --------     -------

Net Increase (Decrease) in Cash and Cash Equivalents..       378        (388)
Cash and Cash Equivalents, Beginning of Period........     2,897       1,102
                                                        --------     -------
Cash and Cash Equivalents, End of Period..............  $  3,275     $   714
                                                        ========     =======


       The accompanying notes are an integral part of these consolidated financial statements.

                          CABOT OIL & GAS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.  FINANCIAL STATEMENT PRESENTATION

    During interim periods, the Company follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

    In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

2.  INVENTORIES

    Inventories are comprised of the following:

                                                   MARCH 31,   DECEMBER 31,
                                                     1994           1993
                                                   ---------   ------------
                                                        (in thousands)

    Natural gas in storage.......................     $1,018       $4,722
    Tubular goods and well equipment.............      1,949        1,712
    Exchange balances............................       (173)        (741)
                                                      ------       ------
                                                      $2,794       $5,693
                                                      ======       ======

3.  PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                            MARCH 31,   DECEMBER 31,
                                                               1994         1993
                                                            ---------   ------------
                                                                 (in thousands)

    Unproved oil and gas properties.......................  $  14,480      $  12,277
    Proved oil and gas properties.........................    543,085        533,110
    Gathering and pipeline systems........................    135,366        134,262
    Land, building and improvements.......................      5,922          7,376
    Other.................................................     11,898         11,554
                                                            ---------      ---------
                                                              710,751        698,579
    Accumulated depreciation, depletion and amortization..   (306,667)      (298,309)
                                                            ---------      ---------
                                                            $ 404,084      $ 400,270
                                                            =========      =========

                          CABOT OIL & GAS CORPORATION

4.  ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

                                                    MARCH 31,   DECEMBER 31,
                                                       1994         1993
                                                    ---------   ------------
                                                          (in thousands)

    Accounts Receivable
      Trade accounts..............................    $32,797      $32,527
      Income taxes................................        997        1,660
      Other accounts..............................      1,739        1,753
                                                      -------      -------
                                                       35,533       35,940
      Allowance for doubtful accounts.............       (644)        (644)
                                                      -------      -------
                                                      $34,889      $35,296
                                                      =======      =======
    Accounts Payable
      Trade accounts..............................    $ 7,761      $ 8,727
      Natural gas purchases.......................     10,926        4,301
      Royalty and other owners....................      6,139        5,445
      Capital costs...............................      5,024        5,721
      Other accounts..............................      1,733        2,344
                                                      -------      -------
                                                      $31,583      $26,538
                                                      =======      =======
    Accrued Liabilities
      Employee benefits...........................    $ 2,824      $ 3,702
      Taxes other than income.....................      3,552        3,437
      Interest payable............................      2,947        1,092
      Other accrued...............................      1,479        1,992
                                                      -------      -------
                                                      $10,802      $10,223
                                                      =======      =======
    Other Liabilities
      Postretirement benefits other than pension..    $ 1,579      $ 1,764
      Accrued pension cost........................      2,128        1,964
      Taxes other than income.....................         --        2,176
      Other.......................................      2,279          579
                                                      -------      -------
                                                      $ 5,986      $ 6,483
                                                      =======      =======

5.  LONG-TERM DEBT

    The Company has a $210 million revolving credit facility. At March 31, 1994, there was a $180 million available credit line, against which $76 million was borrowed. The available credit line is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. If supported by such an adjustment, the available credit line may be increased to $210 million.

                          CABOT OIL & GAS CORPORATION

5.  LONG-TERM DEBT-continued

    On May 2, 1994, the Company increased its borrowing against the available credit line to $140 million in connection with the WERCO transaction (see Note
7. "Subsequent Event"). The Company has begun discussions with its bank group to expand the available credit line due to the increase in the future net cash flows applicable to the WERCO properties.

6.  CONTINGENCIES

    There have been no new developments with regard to contingencies as described in Note 10. "Commitments and Contingencies" to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993.

    In February 1993, Barby Energy Corporation and certain other parties filed suit in Beaver County, Oklahoma against the Company to determine the rights and interests of the parties in and to the oil, gas and other minerals underlying a tract of land in Beaver County, Oklahoma, to quiet title to said mineral estate, and for an accounting and payment of production proceeds attributable to said mineral estate. Specifically at issue is whether there was continuous production from an oil and gas well located on the property at issue since July 5, 1965. Plaintiffs claim there was a cessation of production, and therefore, all right, title and interest to such property reverted to them and that they are also entitled to all revenues from such production since the date the cessation of production occurred. This case is currently in the discovery process. The Company believes that it owns a valid oil and gas lease covering the interest claimed by the plaintiffs and that no cessation of production has occurred. Trial is set for September 1994. Although no assurance can be given, the Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial position.

7.  SUBSEQUENT EVENT

    On May 2, 1994, the Company completed the merger between a Company subsidiary and Washington Energy Resources Company ("WERCO"), a wholly-owned subsidiary of Washington Energy Company. The Company acquired the stock of WERCO in a tax-free exchange for total consideration of $168.6 million, subject to certain post-closing adjustments. The merger will be recorded using the purchase method. Excluded from the transaction are certain firm transportation, storage and other contractual arrangements of WERCO's marketing affiliate which were retained by Washington Energy Company.

    The Company issued 2,133,000 shares of Common Stock and 1,134,000 shares of 6 percent convertible redeemable preferred stock ($50 per share stated value) to Washington Energy Company in exchange for the capital stock of WERCO. The preferred stock is convertible into 1,972,174 shares of Common Stock at $28.75 per share. In addition, the Company advanced cash to repay intercompany indebtedness. The intercompany debt of WERCO was $63.6 million on March 31, 1994, as adjusted.

                          CABOT OIL & GAS CORPORATION

7.  SUBSEQUENT EVENT - continued

    The Company estimates WERCO's proved reserves at 191 Bcfe, of which 82% are natural gas. WERCO's current net daily production is 42 million cubic feet of natural gas, 290 barrels of natural gas liquids and 1,700 barrels of oil and condensate. WERCO produces from 376 wells (116 net) and operates 184 wells (87 net).

Report of Independent Accountants

To the Board of Directors and Shareholders of Cabot Oil & Gas Corporation:

    We have reviewed the accompanying consolidated balance sheet of Cabot Oil & Gas Corporation as of March 31, 1994, and the related consolidated statements of income and cash flows for the three month period ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 25, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


                                                            Coopers & Lybrand

Houston, Texas
May 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations for the first quarter of 1994 and 1993 should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements and the Notes included in the Company's Form 10-K for the year ended December 31, 1993.

Overview

     The Company continues to aggressively pursue its growth strategy through the exploitation of current development drilling opportunities, selective acquisitions and expanded marketing activities. The acquisition program is focusing on opportunities to add strategically located properties in our operating areas of the Appalachia and Anadarko Regions. Acquisitions in other natural gas producing areas throughout the United States have potential attraction where production and exploration opportunities are similar to such areas where the Company has demonstrated expertise. Toward this end:

     . The Company drilled 27 net wells and realized a drilling success rate of 96%. During the comparable 1993 period, the Company drilled 15 net wells with a drilling success rate of 80%.

     . On May 2, 1994, the Company completed the merger of Washington Energy Resources Company ("WERCO"), a wholly-owned subsidiary of Washington Energy Company, into a subsidiary of Cabot Oil & Gas Corporation. The stock of WERCO was acquired in a tax-free exchange for total consideration of $168.6 million, subject to certain post-closing adjustments. The Company estimates WERCO's proved reserves at 191 Bcfe, of which 82% are natural gas. WERCO's current net daily production is 42 million cubic feet of natural gas, 290 barrels of natural gas liquids and 1,700 barrels of oil and condensate. WERCO produces from 376 wells (116 net) and operates 184 wells (87 net). WERCO's properties are located in the Green River Basin of Wyoming and in South Texas. The merger diversifies the Company's reserve base and markets and expands its exploitation, exploration and development opportunities outside the Company's Appalachian and Anadarko areas.

Financial Condition

     Capital Resources and Liquidity

     The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to market production on a cost-effective basis. Demand for oil and gas is subject to seasonal influences characterized by peak demand and higher prices in the winter heating season.

     Primary sources of cash for the Company were from funds generated from operations and bank borrowings. Primary uses of cash were funds used in operations, exploration and development expenditures, acquisitions, repayment of debt and dividends.

     The Company had a net cash inflow of $0.4 million in the first quarter of 1994. Net cash inflow from operating and investing activities totalled $12.6 million in the current quarter, funding capital expenditures of $13.5 million and a $13 million debt reduction of the Company's revolving credit facility.


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                                                               (in millions)
Cash Flows Provided by Operating Activities..............    $ 27.2     $ 16.6
                                                             ======     ======

    Cash flows from operating activities in the 1994 first quarter were higher by $10.6 million compared to the corresponding quarter of 1993 primarily due to higher profitability and a lower funding requirement of working capital, most notably on purchased gas payables.


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ------------------
                                                              1994      1993
                                                            -------   --------
                                                               (in millions)
Cash Flows Used by Investing Activities...................   $ 14.5    $ 9.1
                                                             ======    =====


    Cash flows used by investing activities in the first quarters of 1994 and 1993 were substantially attributable to capital and exploration expenditures, $14.6 million and $10.3 million, respectively.

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                                                               (in millions)
Cash Flows Used by Financing Activities...................   $ 12.3    $ 7.8
                                                             ======    =====

    Cash flows used by financing activities are primarily debt reductions under the Company's revolving credit facility.

    Under the Company's revolving credit facility, the available credit line, currently $180 million, is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. If supported by such an adjustment, the borrowing presently may be increased to $210 million. After closing the WERCO transaction on May 2, 1994, the debt outstanding under the facility was $140 million. The Company has begun discussions with the banks to further expand its borrowing capacity under such agreement to encompass the future net cash flows applicable to the WERCO properties.

    The Company's 1994 debt service is projected to be approximately $13.0 million, excluding the WERCO transaction. No principal payments are due in 1994.

    Capitalization information on the Company is as follows:

                                                   MARCH 31,     DECEMBER 31,
                                                     1994            1993
                                                   ---------     ------------
                                                         (in millions)
Stockholders' Equity
    Common Stock...............................        $122.8    $118.9
    Preferred Stock............................          34.6      34.6
Long-Term Debt.................................         156.0     169.0
                                                       ------    ------
Total Capitalization...........................        $313.4    $322.5
                                                       ======    ======
Debt to Capitalization.........................          49.8%     52.4%


  The debt-to-capitalization at March 31, 1994 of 49.8% excludes the impact for the WERCO transaction.

    Capital and Exploration Expenditures

    The following table presents major components of capital and exploration expenditures:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1994             1993
                                                ---------        -----------
                                                        (in millions)
    Capital Expenditures
         Drilling and Facilities..............        $  9.1           $  5.4
         Leasehold Acquisitions...............           1.1              0.2
         Proved Property Acquisitions.........           1.9              1.8
         Pipeline and Gathering...............           1.1              0.6
         Other................................           0.4              0.4
                                                      ------           ------
                                                        13.6              8.4
    Exploration Expenses......................           1.0              1.9
                                                      ------           ------
         Total................................        $ 14.6           $ 10.3
                                                      ======           ======

    Total capital and exploration expenditures in the first quarter 1994 increased $4.3 million compared to the same quarter of 1993 primarily due to the greater number of net wells drilled.

    The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

    The Company has a $81.2 million capital and exploration expenditures budget for 1994, excluding the WERCO transaction, which should permit the Company to continue to expand its reserves and production. The 1994 budget includes $21.1 million for development and exploration expenditures attributable to oil and gas properties acquired from Emax Oil Company in September 1993 (the "Emax Acquisition") and $8.8 million for two acquisitions in West Virginia from CNG Transmission Corporation. The Company plans to drill 188 wells, 171 net to its interest, compared with 162 wells, 150 net, drilled in 1993. Capital dedicated to the drilling program for 1994 is $39.7 million, excluding the WERCO transaction.

    Dividends were paid on the Common Stock totalling $0.8 million and on the Company's $3.125 convertible preferred stock totalling $0.5 million. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending March 31, 1994. The dividend will be paid May 31, 1994 to shareholders of record as of May 6, 1994.

    Other Capital Requirements

    Subsequent Acquisition On May 2, 1994, the Company completed the merger between a Company subsidiary and Washington Energy Resources Company, ("WERCO"), a wholly-owned subsidiary of Washington Energy Company. See Note 7. "Subsequent Event" of the Notes to the Consolidated Financial Statements for further discussion.

    Contingencies

    As discussed in Note 6. "Contingencies" to the Consolidated Financial Statements included in this Form 10-Q and in Note 10. "Commitments and Contingencies" to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 1993, the Company is a defendant in numerous lawsuits and is involved in other gas contract issues. Although no assurances can be given, it is the Company's opinion that these suits and claims should not result in final judgements or settlements which, in the aggregate, would have a material adverse effect on the financial position of the Company.

    Conclusion

    The Company's financial results depend upon many variables, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The Company's average first quarter 1994 natural gas price increased 10% over the average natural gas price received for the first quarter 1993. However, given the inherent price volatility of natural gas prices in recent years, management cannot predict with certainty, a continuing trend of higher prices for the remainder of 1994. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures.

    In addition, the Company has adopted a plan to pursue potential acquisitions as part of its stated corporate strategy. Such acquisitions may require capital resources beyond those provided from operations. The Company's ability to fund such acquisitions, if necessary, with external financing is dependent, among other things, upon available borrowing capacity under its committed bank line and the Company's access to and the general conditions of debt and equity capital markets.

    However, the Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements, including acquisitions.

Results of Operations

    For the purpose of reviewing the Company's results of operations, "Net Income" is defined as net income available to common shareholders.

    Selected Financial and Operating Data

                                THREE MONTHS ENDED MARCH 31,
                                ----------------------------
                                    1994            1993
                                -----------      -----------
                                         (in millions)

Revenues......................      $ 65.8         $ 43.5
Costs and Expenses............        54.3           35.9
Interest Expense..............         2.9            2.6
Net Income....................         4.7            3.9
Earnings Per Share............      $ 0.23         $ 0.19

Natural Gas Production (Bcf)
    Appalachia................         7.2            6.6
    Anadarko..................         5.1            4.5
                                    ------         ------
    Total Company.............        12.3           11.1
                                    ======         ======

Natural Gas Sales (Bcf)
    Appalachia................        16.9           11.5
    Anadarko..................         6.9            5.4
                                    ------         ------
    Total Company.............        23.8           16.9
                                    ======         ======

Natural Gas Prices ($/Mcf)
    Appalachia................      $ 2.94         $ 2.72
    Anadarko..................      $ 2.04         $ 1.81
    Total Company.............      $ 2.68         $ 2.43

Crude/Condensate
    Volume (MBbl).............          82             43
    Price $/Bbl...............      $13.43         $17.90

    First Quarters of 1994 and 1993 Compared

    Net Income and Revenues Net income was $4.7 million, up $0.8 million, or $0.04 per share, compared with the 1993 first quarter. Income from operations increased $3.3 million, or 40%. Operating revenues increased $22.4 million, or 51%. Natural gas made up 97%, or $63.7 million, of operating revenue. The increase in operating revenues was driven primarily by an increase in the average natural gas prices and an increase in gas purchased for resale as discussed below.

    Natural gas sales volumes were up 5.4 Bcf to 16.9 Bcf in the Appalachian Region primarily due to a 4.6 Bcf increase in gas purchased for resale. Production volume in the Appalachian Region was up 0.6 Bcf, or 9%, primarily due to the oil and gas properties from Emax Acquisition. Production volume in the Anadarko Region was up 0.6 Bcf, or 13%, including 1.2 Bcf of production from the oil and gas properties acquired in May 1993 from Harken Anadarko Partners, L.P. (the "Harvard Acquisition"). Natural gas sales volumes in the Anadarko Region were up 1.5 Bcf, including 2.3 Bcf of sales from the Harvard Acquisition.

    The average Appalachian natural gas sales price increased $0.22 per Mcf, or 8%, to $2.94, increasing operating revenues by approximately $3.7 million. In the Anadarko Region, the average natural gas sales price increased $0.23 per Mcf, or 13%, to $2.04, increasing operating revenues by approximately $1.6 million. Due to the weighted mix of sales volume, the overall weighted average natural gas sales price increased $0.25 per Mcf, or 10%, to $2.68.

    Crude oil and condensate sales increased 39 MBbl, or 91%, due primarily to the Harvard Acquisition.

    Costs and Expenses Total costs and expenses increased $18.4 million, or 51%, due primarily to the following:

    . The costs of natural gas increased $16.1 million, to $29.1 million. The increase was primarily due to a $0.50 per Mcf increase in the average price of gas purchased for resale and a 5.4 Bcf increase in gas purchased for resale and gas exchanges.

    . Direct operations expenses increased $0.6 million, or 8% due primarily to $0.9 million of operating expenses attributable to the Harvard and Emax Acquisitions.

    . Exploration expense decreased $0.9 million, or 46%, due primarily to lower dry hole expenses.

    . Depreciation, depletion, amortization and impairment expense increased $2.2 million, or 29%, due to the $1.8 million attributable to the Harvard and Emax Acquisitions.

    . General and administrative costs were relatively unchanged compared to the first quarter of 1993.

    . Taxes other than income increased $0.4 million, or 17%, due primarily to higher production.

    Income tax expense was up $1.6 million due to the comparable increase in earnings before income tax and to an increase in the effective tax rate.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            15.1  --  Awareness letter of independent accountants.

      (b)   Reports on Form 8-K
                 Current Report on Form 8-K, dated May 2, 1994.
                 Filed on May 11, 1994

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CABOT OIL & GAS CORPORATION
                                                 (Registrant)



                                        By:   /s/ John U. Clarke
                                           ------------------------
May 10, 1994                            John U. Clarke, Executive
                                        Vice President, Chief Financial
                                        Officer and Chief Administrative Officer

                                        (Principal Financial Officer and Officer
                                        Duly Authorized to Sign on Behalf of the Registrant)