Form 10-Q
period 1994-06-30
CABOT OIL & GAS CORP
filed 1994-08-15
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   ---------
                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 1994

                                       OR

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

                    Yes  /X/             No
                       ------              ------

  As of June 30, 1994, there were 22,721,552 shares of Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS


Part I. Financial Information                                                     Page No.
                                                                                  --------

  Item 1. Financial Statements

    Condensed Consolidated Statement of Income for the Three and Six Months
       Ended June 30, 1994 and 1993                                                    3

    Condensed Consolidated Balance Sheet at June 30, 1994 and
       December 31, 1993                                                               4

    Condensed Consolidated Statement of Cash Flows for the Three and Six
       Months Ended June 30, 1994 and 1993                                             5

    Notes to Condensed Consolidated Financial Statements                               6

    Independent Accountants' Report on Review of Interim Financial Information        10

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                         11

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                           19

Signature                                                                             20


                          CABOT OIL & GAS CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)


                                                Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                               --------------------  ------------------
                                                 1994       1993       1994      1993
                                               ---------  ---------  --------  --------

REVENUES
   Natural Gas...............................   $52,492    $35,646   $116,240   $76,746
   Crude Oil and Condensate..................     2,801      1,762      3,902     2,525
   Other.....................................     1,160        971      2,151     2,583
                                                -------    -------   --------   -------
                                                 56,453     38,379    122,293    81,854

COSTS AND EXPENSES
   Costs of Natural Gas......................    22,400     10,851     51,463    23,827
   Direct Operations.........................     8,697      7,030     16,156    13,925
   Exploration...............................     2,095      1,734      3,112     3,605
   Depreciation, Depletion and Amortization..    13,615      7,620     22,834    14,680
   Impairment of Unproved Properties.........       970        720      1,690     1,392
   General and Administrative................     4,187      4,287      8,366     8,502
   Taxes Other Than Income...................     2,978      2,287      5,593     4,520
                                                -------    -------   --------   -------
                                                 54,942     34,529    109,214    70,451
   Gain (Loss) On Sale Of Assets.............         2        (27)        15       710
                                                -------    -------   --------   -------
   INCOME FROM OPERATIONS....................     1,513      3,823     13,094    12,113
   Interest Expense..........................     3,798      2,472      6,675     5,031
                                                -------    -------   --------   -------
   Income (Loss) Before Income Taxes.........    (2,285)     1,351      6,419     7,082
   Income Tax Expense (Benefit)..............      (901)       411      2,568     2,247
                                                -------    -------   --------   -------
   NET INCOME (LOSS).........................    (1,384)       940      3,851     4,835
   Dividend Requirement On Preferred Stock...     1,096        373      1,648       373
                                                -------    -------   --------   -------
   NET INCOME (LOSS) AVAILABLE TO
      COMMON STOCKHOLDERS....................   $(2,480)   $   567   $  2,203   $ 4,462
                                                =======    =======   ========   =======
   EARNINGS (LOSS) PER COMMON SHARE..........    $(0.11)     $0.03      $0.10     $0.22
                                                =======    =======   ========   =======
   Average Common Shares Outstanding.........    21,992     20,486     21,292    20,476
                                                =======    =======   ========   =======


            See accompanying notes to these condensed consolidated
                             financial statements.

                          CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (In Thousands)

                                                                JUNE 30,  DECEMBER 31,
                                                                  1994        1993
                                                                --------  ------------

ASSETS
Current Assets
  Cash and Cash Equivalents...................................  $  3,096      $  2,897
  Accounts Receivable.........................................    39,061        35,296
  Inventories.................................................     6,510         5,693
  Other.......................................................     1,293           752
                                                                --------      --------
    Total Current Assets......................................    49,960        44,638

Properties And Equipment (Successful Efforts Method)..........   618,564       400,270
Other Assets..................................................     1,079            93
                                                                --------      --------
                                                                $669,603      $445,001
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Debt.............................................  $  1,232      $    530
  Accounts Payable............................................    58,579        26,538
  Accrued Liabilities.........................................    11,841        10,223
                                                                --------      --------
    Total Current Liabilities.................................    71,652        37,291

Long-Term Debt................................................   228,336       169,000
Deferred Income Taxes.........................................   112,621        78,698
Other Liabilities.............................................     5,438         6,483
Stockholders' Equity
  Preferred Stock:
    Authorized - 5,000,000 Shares of $.10 Par Value
    Issued and Outstanding - $3.125 Cumulative Convertible;
    $50 Stated Value;  692,439 Shares in 1994 and 1993
    - 6% Convertible Redeemable; $50 Stated Value; 1,134,000
    Shares in 1994............................................       183            69
  Common Stock:
    Authorized - 40,000,000 Shares of $.10 Par Value
    Issued and Outstanding - 22,721,552 Shares and
    20,583,220 Shares in 1994 and 1993, Respectively..........     2,273         2,058
  Additional Paid-In Capital..................................   240,492       143,264
  Retained Earnings...........................................     8,608         8,138
                                                                --------      --------
    Total Stockholders' Equity................................   251,556       153,529
                                                                --------      --------
                                                                $669,603      $445,001
                                                                ========      ========

            See accompanying notes to these condensed consolidated
                             financial statements.

                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In Thousands)

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                  -------------------            -----------------
                                                     1994       1993               1994      1993
                                                  ----------  ---------          ------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).............................   $( 1,384)   $   940          $   3,851   $  4,835
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
      Depletion, Depreciation and Amortization..     14,585      8,340             24,524     16,072
      Deferred Income Taxes.....................       (771)       208              2,033      1,846
      (Gain) Loss on Sale of Assets.............         (2)        27                (15)      (710)
      Exploration Expense.......................      2,095      1,734              3,112      3,605
      Other, Net................................       (370)       (54)              (772)      (165)
  Changes in Assets and Liabilities:
      Accounts Receivable.......................      9,052      3,248              9,458      7,683
      Inventories...............................     (3,309)    (1,151)              (410)     1,937
      Other Current Assets......................         74     (1,374)                75     (1,253)
      Other Assets..............................          5         46                 21         78
      Accounts Payable & Accrued Liabilities....      2,823      4,936              8,405       (863)
      Other Liabilities.........................       (365)       527               (677)       914
                                                   --------    -------          ---------   --------
  Net Cash Provided By Operating Activities.....     22,433     17,427             49,605     33,979
                                                   --------    -------          ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of Major Acquisition (1).................    (68,888)         -            (68,888)         -
  Capital Expenditures..........................    (21,391)    (7,286)           (34,934)   (15,677)
  Proceeds from Sale of Assets..................        156          4                176      1,125
  Exploration Expense...........................     (2,095)    (1,734)            (3,112)    (3,605)
                                                   --------    -------          ---------   --------
  Net Cash Used By Investing Activities.........    (92,218)    (9,016)          (106,758)   (18,157)
                                                   --------    -------          ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock..........................         58        605                 98        605
  Increase (Decrease) in Debt...................     70,998     (7,830)            60,038    (14,810)
  Dividends Paid................................     (1,450)      (819)            (2,784)    (1,638)
                                                   --------    -------          ---------   --------
  Net Cash Provided (Used) By Financing
    Activities..................................     69,606     (8,044)            57,352    (15,843)
                                                   --------    -------          ---------   --------

Net Increase (Decrease) In Cash
  and Cash Equivalents..........................       (179)       367                199        (21)
Cash and Cash Equivalents, Beginning of Period..      3,275        714              2,897      1,102
                                                   --------    -------          ---------   --------
Cash and Cash Equivalents, End of Period........   $  3,096    $ 1,081          $   3,096   $  1,081
                                                   ========    =======          =========   ========

_______________
(1) Excludes non-cash consideration of $97.5 million of the Company's common stock and preferred stock issued in the WERCO Acquisition (See Note 7).

            See accompanying notes to these condensed consolidated
                             financial statements.

                          CABOT OIL & GAS CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES

  Inventories are comprised of the following:

                                                         JUNE 30,    DECEMBER 31,
                                                          1994           1993
                                                         ---------   -------------
                                                              (in thousands)
 Natural gas in storage................................  $   4,621      $   4,722
 Tubular goods and well equipment......................      2,285          1,712
 Exchange balances.....................................       (396)          (741)
                                                         ---------      ---------
                                                         $   6,510      $   5,693
                                                         =========      =========

3. PROPERTIES AND EQUIPMENT

  Properties and equipment comprised the following:



                                                          JUNE 30,    DECEMBER 31,
                                                            1994          1993
                                                          --------    ------------
                                                               (in thousands)
 Unproved oil and gas properties.......................  $  18,861      $  12,277
 Proved oil and gas properties.........................    761,829        533,110
 Gathering and pipeline systems........................    137,701        134,262
 Land, building and improvements.......................      7,950          7,376
 Other.................................................     12,436         11,554
                                                         ---------      ---------
                                                           938,777        698,579
 Accumulated depreciation, depletion and amortization..   (320,213)      (298,309)
                                                         ---------      ---------
                                                         $ 618,564      $ 400,270
                                                         =========      =========


                          CABOT OIL & GAS CORPORATION

4.  ADDITIONAL BALANCE SHEET INFORMATION

  Certain balance sheet amounts comprised the following:

                                               JUNE 30,   DECEMBER 31,
                                                 1994         1993
                                               ---------  -------------
                                                    (in thousands)

Accounts Receivable
 Trade accounts..............................   $33,786        $32,527
 Joint interest billing......................     4,382          1,168
 Income taxes................................       847          1,660
 Other accounts..............................       690            585
                                                -------        -------
                                                 39,705         35,940
 Allowance for doubtful accounts.............      (644)          (644)
                                                -------        -------
                                                $39,061        $35,296
                                                =======        =======
Accounts Payable
 Trade accounts..............................   $21,808        $ 8,727
 Natural gas purchases.......................     7,192          4,301
 Royalty and other owners....................    13,877          5,445
 Capital costs...............................     8,763          5,721
 Taxes other than income.....................     4,945            831
 Other accounts..............................     1,994          1,513
                                                -------        -------
                                                $58,579        $26,538
                                                =======        =======

Accrued Liabilities
 Employee benefits...........................   $ 3,103        $ 3,702
 Taxes other than income.....................     4,265          3,437
 Interest payable............................     1,478          1,092
 Other accrued...............................     2,995          1,992
                                                -------        -------
                                                $11,841        $10,223
                                                =======        =======
Other Liabilities
 Postretirement benefits other than pension..   $ 1,396        $ 1,764
 Accrued pension cost........................     1,870          1,964
 Other.......................................     2,172          2,755
                                                -------        -------
                                                $ 5,438        $ 6,483
                                                =======        =======

5.  LONG-TERM DEBT

  Under the Company's revolving credit facility at June 30, 1994, there was a $270 million available credit line, against which $148 million was borrowed.
The available credit line is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. If supported by such an adjustment, the available credit line may be increased to $300 million. The recent increase in the available credit line from $180 million to $270 million on May 31, 1994 was due to the additional value associated with the WERCO Acquisition (See Note 7) and the reserve additions from the Company's drilling program.

                          CABOT OIL & GAS CORPORATION

6.  CONTINGENCIES

  There have been no new developments with regard to contingencies as described in Note 10. "Commitments and Contingencies" to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993 and in Note 6. "Contingencies" to the Condensed Consolidated Financial Statements included in the Company's Form 10-Q for the quarter ended March 31, 1994.


7.  MAJOR ACQUISITION

  The Company completed the merger between a Company subsidiary and Washington Energy Resources Company ("WERCO"), a wholly-owned subsidiary of Washington Energy Company. The Company acquired the stock of WERCO in a tax-free exchange for total consideration of approximately $166.3 million, subject to certain post-closing adjustments. The acquisition, effective May 2, 1994, was recorded using the purchase method. Excluded from the transaction were certain firm transportation, storage and other contractual arrangements of WERCO's marketing affiliate which were retained by Washington Energy Company.

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

                          CABOT OIL & GAS CORPORATION

  The oil and gas properties, located in the Green River Basin of Wyoming and in the Gulf Coast, have approximately 191 billion cubic feet equivalent of proved reserves of which 82% is natural gas. Average net daily production from such properties in June, 1994 was approximately 42.6 million cubic feet of natural gas, 1,435 barrels of oil and 423 barrels of natural gas liquids. The properties include 376 wells (116 net), of which 184 wells (87 net) are operated by the Company.

  The following represents the pro forma results of operations as if such acquisition had occurred at the beginning of the current year, as well as the preceding year:


                                                SIX MONTHS ENDED JUNE 30,
                                                -------------------------
                                                  1994             1993
                                                -------          --------
                                                     (in thousands)


Total Revenue.................................  $144,294         $107,570
                                                ========         ========

Net Income Available to Common Shares.........  $    356         $  1,953
                                                ========         ========

Earnings per Common Share.....................  $   0.02         $   0.09
                                                ========         ========


  The pro forma results of operations presented above do not purport to be indicative of the results of future operations, nor are they indicative of historical operations had the acquisition occurred as of the assumed dates.

Report of Independent Accountants

To the Stockholders and Board of Directors of Cabot Oil & Gas Corporation:

  We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of June 30, 1994 and the related condensed consolidated statements of income and cash flows for the three and six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated February 25, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.



                            COOPERS & LYBRAND L.L.P.


Houston, Texas
August 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following review of operations for the three and six month periods ended June 30, 1994 and 1993 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements and the Notes included in the Company's Form 10-K for the year ended December 31, 1993.

OVERVIEW

  The Company continues to pursue its growth strategy through the exploitation of current development drilling opportunities, selective acquisitions and expanded marketing activities. The acquisition program is focused on opportunities to add strategically located properties in areas where the Company presently has operations and in certain other natural gas producing areas throughout the United States which have production and exploration opportunities similar to areas where the Company has demonstrated expertise. Toward this end:

  . The Company drilled 91 net wells in the second quarter of 1994 with a success rate of 97%, as compared to 22 net wells drilled in the second quarter of 1993 with a 91% success rate. During the first half of this year, net wells drilled were 117 with a success rate of 97% which compared favorably to the net drilling results for the first half of 1993, 37 net wells with an 87% success rate.

  . The Company reflected the first two months of operating results from the recently completed merger of Washington Energy Resources Company into a subsidiary of Cabot Oil and Gas Corporation (the "WERCO Acquisition").
Operating results from the WERCO Acquisition included 3,190 MMcfe of production, total revenues of $9.2 million and discretionary cash flows of $3.3 million.
The WERCO Acquisition has resulted in: the establishment of two new operating regions, Rocky Mountains region and Gulf Coast region; an increase in reserves which now exceeds one trillion cubic feet equivalent of natural gas; and the expansion of the Company's production base by approximately 36% annualized.

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

  The Company had a net cash inflow of $0.2 million in the first half of 1994. Net cash inflow from operating and financing activities totalled $107 million in the first half, funding capital and exploration expenditures of $106.8 million, including the $69 million cash consideration attributable to the WERCO Acquisition.


                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                      1994            1993
                                                      ----            ----
                                                          (in millions)
Cash Flows Provided by Operating Activities..         $49.6           $34.0
                                                      =====           =====


  Cash flows from operating activities in the first half of 1994 were higher by $15.6 million compared to the corresponding first half of 1993 primarily due to the WERCO Acquisition and a lower funding requirement of working capital, most notably on vouched payables and accrued capital costs.

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                    1994            1993
                                                    ----            ----
                                                        (in millions)
Cash Flows Used by Investing Activities........    $106.8          $18.2
                                                   ======          =====


  Cash flows used by investing activities in the first six months of 1994 and 1993 were substantially attributable to capital and exploration expenditures, $106.9 million (including $68.9 million for the WERCO Acquisition) and $19.3 million, respectively.

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                    1994           1993
                                                    ----           ----
                                                        (in millions)
Cash Flows Provided (Used) by Financing Activities  $57.4         $(15.8)
                                                    =====         =======


  Cash flows provided by financing activities in 1994 were primarily from debt increases under the revolving credit facility to partially fund the WERCO Acquisition. Cash flows used by financing activities in 1993 were a result of debt reductions under the revolving credit facility.

  Under the Company's revolving credit facility, the available credit line, currently $270 million, is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. If supported by such an adjustment, the borrowing presently may be increased to $300 million. The recent increase in the Company's available credit line from $180 million to $270 million is primarily due to the WERCO Acquisition and the reserve additions from the Company's drilling program.

  The Company's 1994 debt service is projected to be approximately $15.4 million, including the WERCO Acquisition. No principal payments are due in 1994.

  Capitalization information on the Company is as follows:


                                                   JUNE 30,   DECEMBER 31,
                                                     1994         1993
                                                   ---------  -------------
                                                         (in millions)
Stockholders' Equity
 Common Stock.....................................   $160.4         $118.9
 Preferred Stock..................................     91.2           34.6
Long-Term Debt....................................    228.3          169.0
                                                     ------         ------
Total Capitalization..............................   $479.9         $322.5
                                                     ======         ======
Debt to Capitalization............................     47.6%          52.4%


 The debt-to-capitalization at June 30, 1994 of 47.6% includes the impact of the WERCO Acquisition.

 CAPITAL AND EXPLORATION EXPENDITURES

 The following table presents major components of capital and exploration expenditures:

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                        1994            1993
                                                        ----            ----
                                                            (in millions)
 Capital Expenditures
   WERCO Acquisition (1)............................... $207.6         $    -
   Drilling and Facilities.............................   26.9           10.8
   Leasehold Acquisitions..............................    1.8            0.5
   Proved Property Acquisitions (2)....................    1.9           37.6
   Pipeline and Gathering..............................    3.5            1.8
   Other...............................................    0.9            0.8
                                                        ------         ------
                                                         242.6           51.5
  Exploration Expenses.................................    3.1            3.6
                                                        ------         ------
    Total.............................................. $245.7         $ 55.1
                                                        ======         ======

- - ---------------
   (1) Includes the $97.5 million non-cash consideration of the Company's preferred and Common stock.

   (2) Includes the $35.8 million non-cash consideration for the Emax Acquisition, described below.

   Total capital and exploration expenditures in the first half of 1994, excluding the WERCO Acquisition and the Emax Acquisition in 1993, increased $17.5 million compared to the same period in 1993 primarily due to the greater number of net wells drilled.

   The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

   The Company has a $98.8 million capital and exploration expenditures budget for 1994, which should permit the Company to continue to expand its reserves and production. The 1994 budget includes $17.6 million for development and exploration activity related to the WERCO Acquisition, $21.1 million for development and exploration expenditures attributable to properties acquired from Emax Oil Company in September 1993 (the "Emax Acquisition") and $8.8 million for two acquisitions in West Virginia from CNG Transmission Corporation, the closing, of which, is dependent upon the timing of regulatory approval by the

Federal Energy Regulatory Commission. The Company plans to drill 231 wells, 183 net to its interest, compared with 162 wells, 150 net, drilled in 1993. Capital dedicated to the drilling program for 1994 is $52.2 million, including the drilling activity attributable to the WERCO Acquisition.

   Dividends were paid on the Common Stock totalling $1.7 million and on the Company's $3.125 convertible preferred stock totalling $1.1 million. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending June 30, 1994. The dividend will be paid August 31, 1994 to shareholders of record as of August 17, 1994.

   CONTINGENCIES

   As discussed in Note 6. "Contingencies" to the Condensed Consolidated Financial Statements included in this Form 10-Q and in Note 10. "Commitments and Contingencies" to the Condensed Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 1993, the Company is a defendant in numerous lawsuits and is involved in other gas contract issues. Although no assurances can be given, it is the Company's opinion that these suits and claims should not result in final judgements or settlements which, in the aggregate, would have a material adverse effect on the financial position of the Company.

  CONCLUSION

   The Company's financial results depend upon many variables, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The Company's average second quarter 1994 natural gas price decreased 11% over the average natural gas price received for the second quarter of 1993. The second quarter decline in gas prices offset the 10% increase in prices experienced in the first quarter when compared to the 1993 first quarter. Given the inherent price volatility of natural gas prices in recent years, management cannot predict with certainty, pricing levels for the remainder of 1994.
Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures.

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

RESULTS OF OPERATIONS

   For the purpose of reviewing the Company's results of operations, "Net Income
(Loss)" is defined as net income (loss) available to common stockholders.

SELECTED FINANCIAL AND OPERATING DATA

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                         ------------------            ----------------
                                            1994      1993              1994      1993
                                          --------   ------            ------    ------
                                                     (IN MILLIONS)
Revenues...............................     $ 56.5    $ 38.4            $122.3  $ 81.9
Costs and Expenses.....................       54.9      34.5             109.2    70.5
Operating Income.......................        1.5       3.8              13.1    12.1
Interest Expense.......................        3.8       2.5               6.7     5.0
Net Income (Loss)......................       (2.5)      0.6               2.2     4.5
Earnings Per Share.....................     $(0.11)   $ 0.03            $ 0.10  $ 0.22

Natural Gas Production (Bcf)
     Appalachia........................        7.3       6.3              14.5    12.9
     Anadarko..........................        4.9       4.7              10.1     9.2
     Rocky Mountains...................        1.8         -               1.8       -
     Gulf Coast                                0.7         -               0.7       -
                                            ------    ------            ------  ------
     Total Company.....................       14.7      11.0              27.1    22.1
                                            ======    ======            ======  ======

Natural Gas Sales (Bcf)
     Appalachia........................       13.5       8.7              30.5    20.2
     Anadarko..........................        6.7       6.1              13.5    11.5
     Rocky Mountains...................        3.1         -               3.1       -
     Gulf Coast........................        1.1         -               1.1       -
                                            ------    ------            ------  ------
     Total Company.....................       24.4      14.8              48.2    31.7
                                            ======    ======            ======  ======

Natural Gas Prices ($/Mcf)
     Appalachia........................     $ 2.47    $ 2.69            $ 2.73  $ 2.71
     Anadarko..........................     $ 1.76    $ 2.02            $ 1.90  $ 1.92
     Rocky Mountains...................     $ 1.73         -            $ 1.73       -
     Gulf Coast........................     $ 1.89         -            $ 1.89       -
     Total Company.....................     $ 2.15    $ 2.42            $ 2.41  $ 2.42

Crude/Condensate
     Volume (MBbl).....................        171        94               253     137
     Price $/Bbl.......................     $16.38    $18.68            $15.42  $18.44

  SECOND QUARTERS OF 1994 AND 1993 COMPARED

  Net Income (Loss) and Revenues. The Company recorded a net loss of $2.5 million, down $3.1 million, or $0.14 per share, compared with the 1993 second quarter. Income from operations decreased $2.3 million. Operating revenues increased $18.1 million. Natural gas made up 93%, or $52.5 million, of operating revenue. The increase in operating revenues was primarily attributable to the WERCO Acquisition ($9.2 million) and to an increase in the natural gas purchased for resale ($8.7 million), net of storage. Earnings and operating income, however, were negatively impacted by an 11% decline in the average natural gas price, and higher depreciation expense and additional financing cost associated with the WERCO Acquisition as discussed below.

  The Company added two new operating regions through the WERCO Acquisition, the Rocky Mountains region and Gulf Coast region. Operating results from the WERCO Acquisition for the two months ended June 30, 1994 were as follows: 2.5 Bcf of natural gas production, 4.2 Bcf of natural gas sales, 87 MBbl of oil production and total operating revenues of $9.2 million. Total natural gas and oil revenues were $7.4 million and $1.5 million, respectively. The average natural gas price for the two months ended June 30, 1994 was $1.77 per Mcf.

  Natural gas sales volumes were up 4.8 Bcf to 13.5 Bcf in the Appalachian Region primarily due to a 4.4 Bcf increase in gas purchased for resale. Production volumes in the Appalachian Region were up 1.0 Bcf, or 16%, primarily due to the oil and gas properties acquired from Emax Oil Company in September 1993 (the "Emax Acquisition"). Production volumes in the Anadarko Region were up 0.2 Bcf, or 6%.

  The average Appalachian natural gas sales price decreased $0.22 per Mcf, or 8%, to $2.47, decreasing operating revenues by approximately $3.1 million. In the Anadarko Region, the average natural gas sales price decreased $0.26 per Mcf, or 13%, to $1.76, decreasing operating revenues by approximately $1.8 million. Due to the weighted mix of sales volume, including the newly established Rocky Mountains region and Gulf Coast region, the overall weighted average natural gas sales price decreased $0.27 per Mcf, or 11%, to $2.15.

  Crude oil and condensate sales increased 77 MBbl, or 82%, due primarily to the WERCO Acquisition.

  Costs and Expenses Total costs and expenses increased $20.4 million, or 59%, due primarily to the following:

  . The costs of natural gas increased $11.5 million, to $22.4 million.  The
    WERCO Acquisition increased the cost of natural gas by $3.2 million. The remaining $8.3 million increase was primarily due to a 4.8 Bcf increase in gas purchased for resale and partially offset by a 0.6 Bcf increase in gas put into storage.

  . Direct operations expenses increased $1.7 million, or 23% due to $1.0 million of operating expenses attributable to the WERCO Acquisition and $0.7 million attributable to the Emax Acquisition and the properties acquired in May, 1993 from Harken Anadarko Partners, L.P. (the "Harvard Acquisition").

  . Exploration expense increased $0.4 million, or 21%, due to the WERCO
    Acquisition.

  . Depreciation, depletion, amortization and impairment expense increased $6.2 million, or 75%, due primarily to the Company's pursuit of its acquisition strategy. As a result, the WERCO Acquisition caused an increase of $4.2 million and the Harvard and Emax Acquisitions resulted in a $1.5 million increase.

  . General and administrative costs were down $0.5 million, excluding $0.4 million attributable to the WERCO Acquisition, primarily due to a $0.3 million increase in the second quarter of 1993. The increase in the 1993 second quarter was due to a restatement required by the early adoption of SFAS 112 in the fourth quarter of 1993. Therefore, the Company retroactively recognized certain postemployment costs in the second quarter of 1993.

  . Taxes other than income increased $0.7 million, or 30%, due primarily to the WERCO Acquisition.

  Income tax expense was down $1.3 million due to the comparable decrease in earnings before income tax and to an increase in the effective tax rate.

  Dividend requirement on preferred stock was up $0.7 million due primarily to the $0.5 million associated with the 6% Convertible Redeemable Preferred Stock issued in connection with the WERCO Acquisition. The remaining $0.2 million increase is attributable to the $3.125 Cumulative Convertible Preferred Stock, originally issued May 2, 1993, and, accordingly, reflected only 2 months of dividends in the second quarter of 1993.

  FIRST SIX MONTHS OF 1994 AND 1993 COMPARED

  Net Income and Revenues. Net income was $2.2 million, down $2.3 million, or $0.12 per share, compared with the first half of 1993. Income from operations increased $1.0 million. Operating revenues increased $40.4 million. Natural gas made up 95%, or $116.2 million, of operating revenue. The increase in operating revenues was primarily due to the WERCO Acquisition ($9.2 million), an increase in the natural gas purchased for resale ($24.7 million) and an increase in production volumes ($6.4 million). Net income and operating income, however, were negatively impacted by higher depreciation expense and additional financing cost (impacted net income only) associated with the WERCO Acquisition as discussed below.

  Given that the operating results from the WERCO Acquisition is for the two months ended June 30, 1994, refer to the operational discussion of the WERCO Acquisition in the Results of Operations - Second Quarters of 1994 and 1993 Compared on pages 15 and 16.

  Natural gas sales volumes were up 10.3 Bcf to 30.5 Bcf in the Appalachian Basin primarily attributable to an increase in natural gas purchased for resale and, to a lesser extent, increased production. Production volume for the first half was up 1.6 Bcf to 14.5 Bcf in the Appalachian Basin primarily due to the Emax Acquisition. Production volume in the Anadarko Region was up 0.9 Bcf, or 10%, to 10.1 Bcf primarily due to the Harvard Acquisition. Natural gas sales volumes in the Anadarko Region were up 2.0 Bcf due to higher production and natural gas purchased for resale.

  The average Appalachian natural gas sales price increased $0.02 per Mcf to $2.73, increasing operating revenues by approximately $0.6 million. In the Anadarko Region, the average natural gas sales price decreased $0.02 per Mcf to $1.90, decreasing operating revenues by approximately $0.3 million. Due to the weighted mix of sales volumes including the newly established Rocky Mountains region and Gulf Coast region, the overall weighted average natural gas sales price decreased $0.01 per Mcf to $2.41.

  Crude oil and condensate sales increased 116 MBbl to 253 MBbl due primarily to the Harvard Acquisition (54 MBbl) and the WERCO Acquisition (87 MBbl).

  Total costs and expenses increased $38.7 million, or 55%, to $109.2 million due primarily to the following:

  . The costs of natural gas increased $27.6 million to $51.5 million. The WERCO Acquisition increased the cost of natural gas by $3.2 million. The remaining $24.4 million was primarily due to a 9.7 Bcf increase in natural gas purchased for resale, net of storage, and a $0.20 per Mcf increase in the average price of gas purchased for resale.

   . Direct operations expenses increased $2.2 million, or 16%, to $16.2 due primarily to $1.0 million of operating expenses attributable to the WERCO Acquisition and $1.6 million increased operating expenses attributable to the Emax and Harvard Acquisitions. Higher operating costs were offset somewhat by reduced costs on the Company's core properties.

   . Exploration expense decreased $1.0 million, or 28%, to $2.6 million, excluding $0.5 million related to the WERCO Acquisition, due primarily to higher dry hole expenses in the six months ended June 30, 1993.

   . Depreciation, depletion, amortization and impairment expense increased $8.5 million, or 53%, due primarily to the Company's pursuit of its acquisition strategy. As a result, the WERCO Acquisition caused an increase of $4.2 million and the Harvard and Emax Acquisitions resulted in a $3.3 million increase.

    . General and administrative costs were down $0.5 million, excluding $0.4 million attributable to the WERCO Acquisition, primarily due to a $0.3 million increase in the 1993 second quarter. The increase in the 1993 second quarter was due to a restatement required by the early adoption of SFAS 112 in the fourth quarter of 1993. Therefore, the Company retroactively recognized certain post-employment costs in the second quarter of 1993.

    . Taxes other than income increased $1.1 million, or 24%, to $5.6 million due primarily to the WERCO Acquisition ($0.6 million) and to higher production.

  Income tax expense was up $0.3 million, or 14%, to $2.6 million due to an increase in the effective tax rate.

          The dividend requirement on preferred stock was up $1.3 million due primarily to the $0.5 million associated with the 6% Convertible Redeemable Preferred Stock issued in connection with the WERCO Acquisition. The remaining $0.8 million increase is attributable to the $3.125 Cumulative Convertible Preferred Stock, originally issued May 3, 1993, and accordingly, reflected only 2 months of dividends in the first half of 1993.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

       15.1  --  Awareness letter of independent accountants.

   (b)  Reports on Form 8-K

       Form 8-K/A, Amendment No, 1 to Current Report, Dated May 2, 1994. Filed on July 18, 1994.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CABOT OIL & GAS CORPORATION
                                               (Registrant)


                                       By:  /S/  John U. Clarke
                                       --------------------------
August 10, 1994                            John U. Clarke, Executive Vice
                                           President, Chief Financial Officer
                                           and Chief Administrative Officer