Form 10-Q
period 1994-09-30
CABOT OIL & GAS CORP
filed 1994-11-14
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------
                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended  September 30, 1994

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934



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

             Yes  X                                    No
                -----                                    -----

     As of September 30, 1994, there were 22,735,401 shares of Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                            Page No.
                                                                          --------
   Item 1.  Financial Statements

      Condensed Consolidated Statement of Income for the Three and Nine
        Months Ended September 30, 1994 and 1993                              3

      Condensed Consolidated Balance Sheet at September 30, 1994 and
        December 31, 1993                                                     4

      Condensed Consolidated Statement of Cash Flows for the Three and
         Nine Months Ended September 30, 1994 and 1993                        5

      Notes to Condensed Consolidated Financial Statements                    6

      Independent Accountants' Report on Review of
         Interim Financial Information                                        9

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10


Part II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                 19

Signature                                                                    20

                          CABOT OIL & GAS CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                   (In Thousands, Except Per Share Amounts)


                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                               -------------------     -------------------
                                                 1994        1993         1994       1993
                                                 ----        ----         ----       ----

REVENUES
   Natural Gas...............................   $50,320    $31,524      $166,560   $108,271
   Crude Oil and Condensate..................     3,790      1,617         7,691      4,142
   Other.....................................     1,648        342         3,800      2,925
                                                -------    -------      --------   --------
                                                 55,758     33,483       178,051    115,338

COSTS AND EXPENSES
   Costs of Natural Gas......................    21,515      6,794        72,978     30,620
   Direct Operations.........................     8,729      7,063        24,884     20,988
   Exploration...............................     2,198      1,585         5,310      5,190
   Depreciation, Depletion and Amortization..    15,088      7,958        37,922     22,638
   Impairment of Unproved Properties.........       933        720         2,623      2,112
   General and Administrative................     4,456      4,867        12,824     13,371
   Taxes Other Than Income...................     3,294      2,296         8,887      6,816
                                                -------    -------      --------   --------
                                                 56,213     31,283       165,428    101,735
   Gain On Sale Of Assets....................        32         12            48        723
                                                -------    -------      --------   --------
   INCOME (LOSS) FROM OPERATIONS.............      (423)     2,212        12,671     14,326
   Interest Expense..........................     4,632      2,467        11,308      7,499
                                                -------    -------      --------   --------
   Income (Loss) Before Income Taxes.........    (5,055)      (255)        1,363      6,827
   Income Tax Expense (Benefit)..............    (2,024)     2,762           543      5,009
                                                -------    -------      --------   --------
   NET INCOME (LOSS).........................    (3,031)    (3,017)          820      1,818
   Dividend Requirement On Preferred Stock...     1,410        553         3,057        927
                                                -------    -------      --------   --------
   NET INCOME (LOSS) AVAILABLE TO
      COMMON STOCKHOLDERS....................   $(4,441)   $(3,570)     $ (2,237)  $    891
                                                =======    =======      ========   ========

   EARNINGS (LOSS) PER COMMON SHARE..........   $ (0.20)   $ (0.17)     $  (0.10)  $   0.04
                                                =======    =======      ========   ========

   Average Common Shares Outstanding.........    22,726     20,522        21,775     20,491
                                                =======    =======      ========   ========


    See accompanying notes to these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                (In Thousands)

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  1994           1993
                                                              ------------   ------------
ASSETS
Current Assets
 Cash and Cash Equivalents..................................     $  4,317      $  2,897
 Accounts Receivable, Net...................................       37,861        35,296
 Inventories................................................        8,928         5,693
 Other......................................................          967           752
                                                                 --------      --------
  Total Current Assets......................................       52,073        44,638

Properties And Equipment, Net (Successful Efforts Method)...      627,631       400,270
Other Assets................................................        1,386            93
                                                                 --------      --------
                                                                 $681,090      $445,001
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-Term Debt............................................     $  3,767      $    530
 Accounts Payable...........................................       37,122        26,538
 Accrued Liabilities........................................       17,834        10,223
                                                                 --------      --------
  Total Current Liabilities.................................       58,723        37,291

Long-Term Debt..............................................      259,336       169,000
Deferred Income Taxes.......................................      111,204        78,698
Other Liabilities...........................................        5,395         6,483
Stockholders' Equity
 Preferred Stock:
  Authorized - 5,000,000 Shares of $.10 Par Value
  Issued and Outstanding - $3.125 Cumulative Convertible;
  $50 Stated Value;  692,439 Shares in 1994 and 1993
  - 6% Convertible Redeemable; $50 Stated Value; 1,134,000
  Shares in 1994............................................          183            69
 Common Stock:
  Authorized - 40,000,000 Shares of $.10 Par Value
  Issued and Outstanding - 22,735,401 Shares and
  20,583,220 Shares in 1994 and 1993, Respectively..........        2,273         2,058
 Additional Paid-In Capital.................................      240,717       143,264
 Retained Earnings..........................................        3,259         8,138
                                                                 --------      --------
  Total Stockholders' Equity................................      246,432       153,529
                                                                 --------      --------
                                                                 $681,090      $445,001
                                                                 ========      ========

 See accompanying notes to these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                (In Thousands)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ------------                    ------------
                                                      1994           1993            1994           1993
                                                      ----           ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)..............................  $ (3,031)       $ (3,017)        $     820      $  1,818
 Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
   Depletion, Depreciation and Amortization.....    15,088           7,958            37,922        22,638
   Impairments of Unproved Properties...........       933             720             2,623         2,112
   Deferred Income Taxes........................    (1,418)          4,062               615         5,908
   Gain on Sale of Assets.......................       (32)            (12)              (48)         (723)
   Exploration Expense..........................     2,198           1,585             5,310         5,190
   Other, Net...................................      (282)           (108)           (1,054)         (273)
 Changes in Assets and Liabilities:
   Accounts Receivable..........................     1,195             743            10,653         8,425
   Inventories..................................    (2,418)         (4,443)           (2,828)       (2,507)
   Other Current Assets.........................       327          (1,099)              401        (2,350)
   Other Assets.................................      (307)             23              (287)          101
   Accounts Payable & Accrued Liabilities.......    (6,359)          3,176             2,049         2,312
   Other Liabilities............................       217             281              (461)        1,198
                                                  --------        --------         ---------      --------
 Net Cash Provided By Operating.................     6,111           9,869            55,715        43,849
                                                  --------        --------         ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cost of Major Acquisition (1)..................    (9,403)              -           (78,291)            -
 Capital Expenditures...........................   (25,179)        (59,559)          (60,113)      (75,235)
 Proceeds from Sale of Assets...................       146              38               322         1,163
 Exploration Expense............................    (2,198)         (1,585)           (5,310)       (5,190)
                                                  --------        --------         ---------      --------
 Net Cash Used By Investing.....................   (36,634)        (61,106)         (143,392)      (79,262)
                                                  --------        --------         ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock...........................       226             477               323         1,082
 Increase in Debt...............................    33,535          54,000            93,574        39,190
 Dividends Paid.................................    (2,017)         (1,187)           (4,800)       (2,826)
                                                  --------        --------         ---------      --------
 Net Cash Provided By Financing.................    31,744          53,290            89,097        37,446
                                                  --------        --------         ---------      --------

 Net Increase In Cash and Cash Equivalents......     1,221           2,053             1,420         2,033
Cash and Cash Equivalents, Beginning of Period..     3,096           1,082             2,897         1,102
                                                  --------        --------         ---------      --------
Cash and Cash Equivalents, End of Period........  $  4,317        $  3,135         $   4,317      $  3,135
                                                  ========        ========         =========      ========

_______________
(1) Excludes non-cash consideration of $97.5 million of the Company's common stock and preferred stock issued in connection with the WERCO Acquisition (See Note 7).

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


2.    INVENTORIES

      Inventories are comprised of the following:
                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1994            1993
                                                               ------          ------
                                                                   (in thousands)

      Natural gas in storage...........................      $  6,908         $  4,722
      Tubular goods and well equipment.................         2,121            1,712
      Exchange balances................................          (101)            (741)
                                                             --------         --------
                                                             $  8,928         $  5,693
                                                             ========         ========

3.    PROPERTIES AND EQUIPMENT

      Properties and equipment comprised the following:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1994            1993
                                                               ------          ------
                                                                   (in thousands)

      Unproved oil and gas properties..................      $  19,945        $  12,277
      Proved oil and gas properties....................        782,061          533,110
      Gathering and pipeline systems...................        140,511          134,262
      Land, building and improvements..................          7,750            7,376
      Other............................................         12,816           11,554
                                                             ---------        ---------
                                                               963,083          698,579
      Accumulated depreciation, depletion and
         amortization..................................       (335,452)        (298,309)
                                                             ---------        ---------
                                                             $ 627,631        $ 400,270
                                                             =========        =========

                          CABOT OIL & GAS CORPORATION

4.    ADDITIONAL BALANCE SHEET INFORMATION

      Certain balance sheet amounts comprised the following:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1994           1993
                                                    ------         ------
                                                        (in thousands)
Accounts Receivable
 Trade accounts..............................        $34,717        $32,527
 Joint interest billing......................          2,292          1,168
 Income taxes................................          1,449          1,660
 Other accounts..............................            744            585
                                                      ------         ------
                                                      39,202         35,940
 Allowance for doubtful accounts.............         (1,341)          (644)
                                                      ------         ------
                                                     $37,861        $35,296
                                                      ======         ======
Accounts Payable
 Trade accounts..............................        $13,523        $ 8,727
 Natural gas purchases.......................          6,357          4,301
 Royalty and other owners....................          9,448          5,445
 Capital costs...............................          4,002          5,721
 Taxes other than income.....................          1,295            831
 Other accounts..............................          2,497          1,513
                                                      ------         ------
                                                     $37,122        $26,538
                                                      ======         ======

Accrued Liabilities
 Employee benefits...........................        $ 2,982        $ 3,702
 Taxes other than income.....................          8,020          3,437
 Interest payable............................          3,700          1,092
 Other accrued...............................          3,132          1,992
                                                      ------         ------
                                                     $17,834        $10,223
                                                      ======         ======
Other Liabilities
 Postretirement benefits other than pension..        $ 1,136        $ 1,764
 Accrued pension cost........................          2,097          1,964
 Other.......................................          2,162          2,755
                                                      ------         ------
                                                     $ 5,395        $ 6,483
                                                      ======         ======

5.    LONG-TERM DEBT

      Under the Company's revolving credit facility at September 30, 1994, a $270 million credit line was available, against which $179 million was borrowed. The available credit line is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. If supported by such an adjustment, the available credit line may be increased to $300 million.

                          CABOT OIL & GAS CORPORATION

6.    CONTINGENCIES

      There have been no new developments with regard to contingencies as described in Note "Commitments and Contingencies" to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993 and in Note 6. "Contingencies" to the Condensed Consolidated Financial Statements included in the Company's Form 10-Q for the quarter ended March 31, 1994 other than as set forth below.

      In February 1993, Barby Energy Corporation and certain other parties filed suit in Beaver County, Oklahoma against the Company to determine the rights and interests of the parties in and to the oil, gas and other minerals underlying a tract of land in Beaver County, Oklahoma, to quiet title to said mineral estate, and for an accounting and payment of production proceeds attributable to said mineral estate. Specifically at issue is whether there was continuous production from an oil and gas well located on the property at issue since July 5, 1965. Plaintiffs claim there was a cessation of production, and therefore, all right, title and interest to such property reverted to them and that they are entitled to all revenues from such production since the date cessation of production occurred. The Company believes that it holds a valid oil and gas lease covering the interest claimed by the plaintiffs. Trial was set for September 1994, however, such trial date has been continued. The trial date has not been reset at this time. Although no assurances can be given, the Company believes that the ultimate outcome of this litigation will not have a material adverse effect on the Company's financial position.

7.    MAJOR ACQUISITION

      The Company completed the merger between a Company subsidiary and Washington Energy Resources Company ("WERCO"), a wholly-owned subsidiary of Washington Energy Company on May 2, 1994.

      The following represents the pro forma results of operations as if such acquisition had occurred at the beginning of the current year, as well as the preceding year:



                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                         1994             1993
                                                        ------           ------
                                                            (in thousands)

      Total Revenue..............................      $200,052         $155,824
                                                        =======          =======

      Net Loss Available to Common Shareholders..      $ (4,085)        $ (2,705)
                                                        =======          =======

      Loss per Common Share......................      $  (0.18)        $  (0.12)
                                                        =======          =======


      The pro forma results of operations presented above do not purport to be indicative of the results of future operations, nor are they indicative of historical operations had the acquisition occurred as of the assumed dates.

Report of Independent Accountants


To the Stockholders and Board of Directors of Cabot Oil & Gas Corporation:


      We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of September 30, 1994 and the related condensed consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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







Houston, Texas
November 10, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following review of operations for the three and nine month periods ended September 30, 1994 and 1993 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements and the Notes included in the Company's Form 10-K for the year ended December 31, 1993.

Overview

        The Company continues to pursue its growth strategy through the exploitation of current development drilling opportunities, selective acquisitions and expanded marketing activities. Toward this end:

        . The Company drilled 39 net wells in the third quarter of 1994 with a success rate of 95%, as compared to 46 net wells drilled in the third quarter of 1993 with a 96% success rate. During the nine months of this year, net wells drilled were 160 with a success rate of 95% which compared favorably to the net drilling results for the nine months of 1993, 83 net wells with a 91% success rate.

        . The Company reflected the first five months of operating results from the recently completed merger of Washington Energy Resources Company into a subsidiary of Cabot Oil and Gas Corporation (the "WERCO Acquisition"). Operating results from the WERCO Acquisition included 8,171 MMcfe of production, revenues of $20.6 million and discretionary cash flows of $9.4 million. The WERCO Acquisition provides development and exploration opportunities in the Green River basin of the Rocky Mountains region and in the Gulf Coast region; an increase in reserves which now exceeds one trillion cubic feet equivalent of natural gas; and the expansion of the Company's production base by approximately 36% annualized.

        . Natural Gas sales were 26.4 Bcf and 74.7 Bcf, respectively, for the third quarter and nine month period ended September 30, 1994 compared with 13.6 Bcf and 45.3 Bcf, respectively, for the same periods last year.

        The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. Year-to-date natural gas price realizations have compared unfavorably to prices for the same period last year. Lower gas prices have had the effect of reducing earnings and cash flow, offset in part, by the benefits of higher production and lower unit costs. Lower gas prices contributed to the net loss reported with respect to the third quarter of 1994. The Company continues to assess market conditions and commodity prices and will adjust its business plans accordingly.

Financial Condition

        Capital Resources and Liquidity

        The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of natural gas and oil and its ability to market production on a cost-effective basis. During the third quarter and nine months of 1994, the Company did not experience significant curtailments of production due to market conditions. However, during the month of October, the Company elected to withhold approximately 25 MMcf/d of gas from markets, or about 13% of its productive capacity as a result of low gas prices, which had the effect of reducing cash flow and earnings for the month.

        Primary sources of cash for the Company were from funds generated from operations and bank borrowings. Primary uses of cash were funds used in operations, capital expenditures and exploration expenses, acquisitions, repayment of debt and dividends.

        The Company had a net cash inflow of $1.4 million in the nine months of 1994. Net cash inflow from operating and financing activities totalled $144.8 million in the nine months, funding capital and exploration expenditures of $143.4 million, including the $78.3 million cash component of total consideration attributable to the WERCO Acquisition.


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                          1994            1993
                                                         ------          ------
                                                             (in millions)

Cash Flows Provided by Operating Activities. . . . .    $ 55.7            $ 43.8
                                                         =====             =====

      Cash flows from operating activities in the nine months of 1994 were higher by $11.9 million compared to the corresponding nine months of 1993 primarily due to an increase from the WERCO Acquisition, the September 1993 property acquisition from Emax Oil Company (the "EMAX Acquisition") and a lower funding requirement of working capital.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------

                                                          1994            1993
                                                         ------          ------
                                                            (in millions)
Cash Flows Used by Investing Activities. . . . . . .    $143.4            $ 79.3
                                                         =====             =====



      Cash flows used by investing activities in the nine months of 1994 and 1993 were substantially attributable to capital and exploration expenditures, $143.7 million (including the $78.3 million cash component of total consideration attributable to the WERCO Acquisition) and $80.4 million, respectively.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                          1994            1993
                                                         ------          ------
                                                             (in millions)
Cash Flows Provided by Financing Activities. . . . .    $ 89.1            $ 37.4
                                                         =====             =====


      Cash flows provided by financing activities in 1994 were primarily from debt increases under the revolving credit facility to partially fund the WERCO Acquisition ($73.1 million) and the $6.2 million purchase of additional drilling locations in connection with the EMAX Acquisition. The increase in 1993 of $37.4 million was primarily attributable to increased borrowings under the revolving credit facility to finance the EMAX Acquisition.

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

      Capitalization information on the Company is as follows:

                              SEPTEMBER 30,   DECEMBER 31,
                                  1994           1993
                                 ------         ------
                                     (in millions)

Long-Term Debt..........         $259.4         $169.0
Stockholders' Equity
 Common Stock...........          155.2          118.9
 Preferred Stock........           91.2           34.6
                                  -----          -----
                                  246.4          153.5
                                  -----          -----
Total Capitalization....         $505.8         $322.5
                                  =====          =====
Debt to Capitalization..           51.3%          52.4%


      The Company's capitalization reflects the financing of the WERCO Acquisition, which closed on May 2, 1994. The Company incurred debt of $78.3 million and issued 1,134,000 shares of 6% convertible redeemable preferred stock (stated value of $50 per share) and 2,133,000 shares of Common Stock in connection with the acquisition.


      Capital Requirements

      The following table presents major components of capital and exploration expenditures:


                               NINE MONTHS ENDED SEPTEMBER 30,
                               ------------------------------
                                    1994           1993
                                   ------         ------
                                       (in millions)
Capital Expenditures
 Drilling and Facilities......    $ 42.2          $ 22.4
 Leasehold Acquisitions.......       3.4             0.9
 Pipeline and Gathering.......       6.4             4.3
 Other........................       1.3             1.0
                                   -----           -----
                                    53.3            28.6
                                   -----           -----

 Proved Property Acquisitions.       6.9            82.4(1)
 WERCO Acquisition............     207.6(2)            -
                                   -----           -----
                                   214.5            82.4
                                   -----           -----

Exploration Expenses..........       5.3             5.2
                                   -----           -----
 Total........................    $273.1          $116.2
                                   =====           =====

_______________

      (1) Includes the $35.8 million non-cash consideration for the Harvard Acquisition.
      (2) Includes the $97.5 million non-cash component of total consideration attributable to the WERCO Acquisition described above.

      Total capital expenditures and exploration expenses during the nine months of 1994, excluding the WERCO Acquisition and the Proved Property Acquisitions increased $25 million compared to the same period in 1993 primarily due to the greater number of net wells drilled.

      The Company generally funds most of its capital expenditures and exploration expenses excluding acquisitions, with net cash generated from operations. The Company attempts to budget such capital expenditures based upon projected cash flows after dividend requirements, exclusive of acquisitions.

      The Company estimates that total capital expenditures and exploration expenses for 1994, excluding acquisitions, will approximate $75.1 million, including drilling and facility expenditures related to the WERCO Acquisition of $9.6 million, and drilling and facility expenditures related to the Emax Acquisition. The 1994 capital expenditure and exploration expense estimate has been revised downward as a result of the deferral of drilling due to lower than anticipated gas prices and a delay in receiving regulatory approval by the Federal Energy Regulatory Commission of two pending acquisitions of certain assets in West Virginia from CNG Transmission Corporation for $8.8 million, subject to certain adjustments.

      The Company expects to drill 225 wells, 175 net to its interest, in 1994 compared with 162 wells, 150 net, drilled in 1993.


Dividends
- - - ---------

      During the first nine months of 1994, dividends were paid on the Common Stock totalling $2.6 million; on the Company's $3.125 cumulative convertible preferred stock totalling $1.6 million and on the Company's 6.0% convertible redeemable preferred stock (issued in connection with the WERCO Acquisition) totalling $0.6 million. A regular dividend of $0.04 per share of Common Stock was declared October 28, 1994 payable November 30, 1994 to shareholders of record as of November 17, 1994.

      Contingencies

      As discussed in Note 6. "Contingencies" to the Condensed Consolidated Financial Statements included in this Form 10-Q and in Note 10. "Commitments and Contingencies" to the Condensed Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 1993, the Company is a defendant in numerous lawsuits and is involved in other gas contract issues. Although no assurances can be given, the Company believes that such suits and claims should not result in final judgements or settlements which would have a material adverse effect on the financial position of the Company.

      Conclusion

      The Company's financial results depend upon many variables, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The Company's average natural gas price realizations decreased 18% and 7%, respectively, for the third quarter and first nine months of 1994 compared with prices received for the same periods of 1993. The deterioration of gas prices during 1994 has negatively impacted the Company's earnings and cash flow and contributed to the net loss recorded with respect to the third quarter of 1994. Given the inherent price volatility of natural gas prices in recent years, the Company cannot predict with certainty, pricing levels for the remainder of 1994 and 1995. However, the Company believes the continuing effects of lower gas prices will negatively impact cash flow and will result in a net loss for the fourth quarter and full year 1994. Because future cash flows and earnings are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital requirements.

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

      The Company believes that higher production and gas prices over time coupled with the Company's continuing efforts to reduce costs will return the Company to profitability. Furthermore, the Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements, including acquisitions.

Results of Operations

      For the purpose of reviewing the Company's results of operations, "Net Income (Loss)" is defined as net income (loss) available to common stockholders.


      Selected Financial and Operating Data
                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                           SEPTEMBER 30,                           SEPTEMBER 30,
                                        ------------------                       -----------------
                                    1994                 1993                1994                1993
                                    ----                 ----                ----                ----
                                                             (in millions)
Revenues......................    $ 55.8               $ 33.5               $178.1              $115.3
Costs and Expenses............      56.2                 31.3                165.4               101.7
Operating Income (Loss).......      (0.4)                 2.2                 12.7                14.3
Interest Expense..............       4.6                  2.5                 11.3                 7.5
Net Income (Loss).............      (4.4)                (3.6)                (2.2)                0.9
Earnings Per Share............    $(0.20)              $(0.17)              $(0.10)             $ 0.04

Natural Gas Production (Bcf)
     Appalachia...............       7.6                  6.1                 22.1                19.0
     Anadarko.................       4.4                  5.1                 14.5                14.3
     Rocky Mountains..........       2.7                    -                  4.4                   -
     Gulf Coast...............       1.2                    -                  2.0                   -
                                  ------               ------               ------              ------
     Total Company............      15.9                 11.2                 43.0                33.3
                                  ======               ======               ======              ======

Natural Gas Sales (Bcf)
     Appalachia...............      12.5                  7.6                 43.0                27.8
     Anadarko.................       6.3                  6.0                 19.8                17.5
     Rocky Mountains..........       6.0                    -                  9.1                   -
     Gulf Coast...............       1.7                    -                  2.8                   -
                                  ------               ------               ------              ------
     Total Company............      26.5                 13.6                 74.7                45.3
                                  ======               ======               ======              ======

Natural Gas Prices ($/Mcf)
     Appalachia...............    $ 2.14               $ 2.60               $ 2.56              $ 2.68
     Anadarko.................    $ 1.62               $ 1.96               $ 1.81              $ 1.93
     Rocky Mountains..........    $ 1.71                    -               $ 1.72                   -
     Gulf Coast...............    $ 1.79                    -               $ 1.83                   -
     Total Company............    $ 1.90               $ 2.31               $ 2.23              $ 2.39

Crude/Condensate
     Volume (MBbl)............       212                  103                  464                 240
     Price $/Bbl..............    $17.92               $15.71               $16.56              $17.27

     Third Quarters of 1994 and 1993 Compared

     Net Income (Loss) and Revenues. The Company recorded a net loss of $4.4 million, down $0.9 million, or $0.03 per share, compared with the 1993 third quarter. Operating income decreased $2.6 million. Revenues increased $22.3 million. Natural gas made up 90%, or $50.3 million, of total revenue. The increase in revenues was primarily attributable to the WERCO Acquisition ($16.5 million) and to an increase in the natural gas purchased for resale ($8.0 million), net of storage. Net income and operating income, however, were negatively impacted by an 18% decline in the average natural gas price, and higher depreciation expense and additional financing cost associated with the WERCO Acquisition as discussed below.

     The Company added two new operating regions through the WERCO Acquisition, the Rocky Mountains region and Gulf Coast region. The WERCO Acquisition provides development and exploration opportunities in the Green River basin of the Rocky Mountains region and in the Gulf Coast region; an increase in reserves which now exceeds one trillion cubic feet equivalent of natural gas; and the expansion of the Company's production base by approximately 36% annualized. Operating results from the WERCO Acquisition for the quarter ended September 30, 1994 were as follows: 3.8 Bcf of natural gas production, 7.6 Bcf of natural gas sales, 127 MBbl of oil production and revenues of $16.5 million. Total natural gas and oil revenues were $13.2 million and $2.3 million, respectively. The average natural gas price for the quarter was $1.73 per Mcf.

     Natural gas sales volumes were up 5.0 Bcf to 12.6 Bcf in the Appalachian Region primarily due to a 3.5 Bcf increase in gas purchased for resale. Production volumes in the Appalachian Region were up 1.5 Bcf, or 25%, primarily due to the oil and gas properties acquired from Emax Oil Company in September 1993 (the "Emax Acquisition"). Production volumes in the Anadarko Region were down 0.7 Bcf, or 14%, primarily due to a 0.5 Bcf reduction attributable to well testing, compression and gathering repairs, and to a 0.2 Bcf one-time reduction due to adjustments in mineral interests in certain producing properties. The Company's production for the fourth quarter of 1994 is expected to be lower due to the Company's election to "shut in" for one month approximately 39 MMcf/d of gas due to market conditions.

     The average Appalachian natural gas sales price decreased $0.46 per Mcf, or 18%, to $2.14, decreasing operating revenues by approximately $5.8 million. In the Anadarko Region, the average natural gas sales price decreased $0.34 per Mcf, or 17%, to $1.62, decreasing operating revenues by approximately $2.1 million. Due to lower spot prices and to the weighted mix of sales volume, including the newly established Rocky Mountains region and Gulf Coast region, the overall weighted average natural gas sales price decreased $0.41 per Mcf, or 18%, to $1.90.

     Crude oil and condensate sales increased 109 MBbl to 212 MBbl due primarily to the WERCO Acquisition.

     Costs and Expenses. Total costs and expenses increased $24.9 million, or 80%, due primarily to the WERCO Acquisition:

     . The costs of natural gas increased $14.7 million, to $21.5 million. The
       WERCO Acquisition increased the cost of natural gas by $6.7 million. The remaining $8.0 million increase was primarily due to a 4.2 Bcf increase in gas purchased for resale.

     . Direct operations expenses increased $1.7 million, or 24% due primarily to $1.4 million of operating expenses attributable to the WERCO Acquisition and $0.4 million attributable to the Emax Acquisition. Importantly, direct operations expense per Mcf equivalent (Mcfe) of production decreased $0.10, or 17%, to $0.50 due to increased production primarily attributable to the WERCO Acquisition.

     . Exploration expense increased $0.6 million, or 39%, due to the WERCO
       Acquisition.

     . Depreciation, depletion, amortization and impairment expense increased
       $7.3 million, or 85%, due primarily to acquisitions. The WERCO Acquisition increased such expense by $6.2 million and the Emax Acquisition resulted in a $1.1 million increase. DD&A and impairment expense per Mcfe of production increased $0.18, or 24%, to $0.91 due primarily to the WERCO Acquisition.

     . General and administrative costs were down $0.4 million primarily due to a $0.3 million increase in the third quarter of 1993. General and administrative costs per Mcfe of production decreased $0.16, or 38%, to $0.25 due to increased production primarily attributable to the WERCO Acquisition. The increase in the 1993 third quarter was due to a restatement required by the early adoption of SFAS 112 in the fourth quarter of 1993. Therefore, the Company retroactively recognized certain postemployment costs in the third quarter of 1993.

     . Taxes other than income increased $1.0 million, or 44%, due primarily to the WERCO Acquisition. However, the taxes other than income expense per Mcfe of production decreased $0.01 to $0.19.

     Income tax expense was down $4.8 million due to the comparable decrease in earnings before income tax and due to a $2.9 million charge in the third quarter of 1993 to record an increase in the federal income tax rate.

     Dividend requirement on preferred stock was up $0.9 million due to the 6% Convertible Redeemable Preferred Stock issued in connection with the WERCO Acquisition.



     Nine Months of 1994 and 1993 Compared

     Net Income (Loss) and Revenues. The Company recorded a net loss of $2.2 million, down $3.1 million, or $0.15 per share, compared with the nine months of 1993. Operating income decreased $1.7 million. Revenues increased $62.7 million. Natural gas made up 94%, or $166.6 million, of total revenue. The increase in revenues was primarily due to the WERCO Acquisition ($25.8 million), an increase in the natural gas purchased for resale ($30.7 million) and an increase in production volumes ($7.5 million). Net income and operating income, however, were negatively impacted by a 7% decline in the average natural gas price and, higher depreciation expense and additional financing cost (impacted net income only) associated with the WERCO Acquisition as discussed below.

     Operating results from the WERCO Acquisition for the five months ended September 30, 1994 were as follows: 6.3 Bcf of natural gas production, 11.8 Bcf of natural gas sales, 214 MBbl of oil production and revenues of $25.7 million. Total natural gas and oil revenues were $20.6 million and $3.8 million, respectively. The average natural gas price for the quarter was $1.75 per Mcf.

     Natural gas sales volumes were up 15.2 Bcf to 43.0 Bcf in the Appalachian Basin primarily attributable to an increase in natural gas purchased for resale and, to a lesser extent, increased production. Production volume for the nine months was up 3.1 Bcf to 22.1 Bcf in the Appalachian Basin primarily due to the Emax Acquisition. Production volume in the Anadarko Region was up 0.2 Bcf to
14.4 Bcf. Natural gas sales volumes in the Anadarko Region were up 2.3 Bcf due to higher natural gas purchased for resale.

     The average Appalachian natural gas sales price decreased $0.12 per Mcf, or 4%, to $2.56 decreasing operating revenues by approximately $5.2 million. In the Anadarko Region, the average natural gas sales price also decreased $0.12 per Mcf, or 6%, to $1.81, decreasing operating revenues by approximately $2.4 million. Due to lower gas spot prices and to the weighted mix of sales volumes including the newly established Rocky Mountains region and Gulf Coast region, the overall weighted average natural gas sales price decreased $0.16 per Mcf to $2.23.

     Crude oil and condensate sales increased 224 MBbl to 464 MBbl due primarily to the Harvard Acquisition (72 MBbl) and the WERCO Acquisition (214 MBbl).

     Costs and Expenses. Total costs and expenses increased $63.7 million, or 63%, to $165.4 million due primarily to the WERCO Acquisition:

     . The costs of natural gas increased $42.4 million to $73 million. The
       WERCO Acquisition increased the cost of natural gas by $9.9 million. The remaining $32.5 million was primarily due to a 13.8 Bcf increase in natural gas purchased for resale, net of storage.

     . Direct operations expenses increased $3.9 million, or 19%, to $24.9 million due primarily to $2.3 million of operating expenses attributable to the WERCO Acquisition and $1.9 million increased operating expenses attributable to the Emax and Harvard Acquisitions. Higher operating costs were offset somewhat by reduced costs on the Company's core properties. Importantly, direct operations expense per Mcfe of production decreased $0.07, or 11%, to $0.54 due to increased production primarily attributable to the WERCO Acquisition.

     . Exploration expense decreased $1.1 million, or 21%, to $4.1 million, excluding $1.2 million related to the WERCO Acquisition, due primarily to higher dry hole expenses in the nine months ended September 30, 1993.

     . Depreciation, depletion, amortization and impairment expense increased
       $15.8 million, or 64%, due primarily to the acquisitions. The WERCO Acquisition increased such expense by $10.4 million and the Harvard and Emax Acquisitions resulted in a $4.2 million increase. DD&A and impairment expense per Mcfe of production increased $0.16, or 23%, to $0.88 due primarily to the WERCO Acquisition.

     . General and administrative costs were down $1.1 million, excluding $0.5 million attributable to the WERCO Acquisition, primarily due to a $0.6 million increase in the 1993 nine month period. General and administrative costs per Mcfe of production decreased $0.11, or 28%, to $0.28 due to increased production primarily from the WERCO Acquisition. The increase in the 1993 nine months was due to a restatement required by the early adoption of SFAS 112 in the fourth quarter of 1993. Therefore, the Company retroactively recognized certain post-employment costs in the second and third quarters of 1993.

     . Taxes other than income increased $2.1 million, or 30%, to $8.9 million due primarily to the WERCO Acquisition ($1.9 million). The taxes other than income expense per Mcfe of production remained virtually unchanged.

     Income tax expense was down $4.5 million to $0.5 million due to the comparable decrease in earnings before income taxes and a $2.9 million charge in the third quarter of 1993 to record an increase in the federal income tax rate.

     The dividend requirement on preferred stock was up $2.1 million due primarily to the $1.4 million associated with the 6% Convertible Redeemable Preferred Stock issued in connection with the WERCO Acquisition. The remaining $0.7 million increase was attributable to the $3.125 Cumulative Convertible Preferred Stock, originally issued May 3, 1993, and accordingly, reflected only 5 months of dividends in the corresponding period of 1993.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------

         (a) Exhibits

             15.1  --  Awareness letter of independent accountants.

             27    --  Article 5. Financial Data Schedule for Third Quarter
                       1994 Form 10-Q.

         (b) Reports on Form 8-K

             None

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CABOT OIL & GAS CORPORATION
                                         (Registrant)



                                  By: /S/  John U. Clarke
                                      ------------------------------------------
November 11, 1994                     John U. Clarke, Executive Vice President,
                                      Chief Financial and Administrative Officer