Form 10-K405
CABOT OIL & GAS CORP
filed 1995-03-29
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   ---------
                                   FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal year ended   DECEMBER 31, 1994

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                         -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Class A Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on March 1, 1995), was approximately $307,434,609.

     As of February 28, 1995, there were 22,772,934 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated herein by reference in portions of the parts of this report indicated below:

            DOCUMENT                                INCORPORATED AS TO
Annual Report to Stockholders for the            Parts I, II and IV
Registrant's Fiscal Year Ended
December 31, 1994

Proxy Statement for the 1995 Annual Meeting      Parts III, Items 10, 11, 12,
of Stockholders (to be filed not later than 120 and 13 days after December 31, 1994).

PART I

ITEM 1.  BUSINESS

                                    GENERAL

   Cabot Oil & Gas Corporation (the "Company") explores for, develops, produces, purchases, stores, transports, purchases and markets natural gas and, to a lesser extent, produces and sells crude oil. Substantially all of the Company's operations are in the Appalachian Region of West Virginia, Pennsylvania and New York and in the Western Region, including the Anadarko Basin of southwestern Kansas, Oklahoma and the Texas Panhandle, in the Green River Basin of Wyoming and South Texas. At December 31, 1994, the Company had 1,001.3 Bcfe of total proved reserves, 95% of which was natural gas. A significant portion of the Company's natural gas reserves is located in long-lived fields with extended production histories.

   The Company, a Delaware corporation, was organized in 1989 as the successor to the oil and gas business of Cabot Corporation ("Cabot"), which was founded in 1891. In 1990, the Company completed its initial public offering of approximately 18% of the outstanding common stock held by Cabot. Cabot distributed the remaining common stock of the Company to the shareholders of Cabot in 1991. Since that time, the Company has been publicly traded on the New York Stock Exchange. See Note 1 of the Notes to the Consolidated Financial Statements incorporated herein by reference in Item 8 hereof for further discussion.

   Unless the context otherwise requires, all references herein to the Company include Cabot Oil & Gas Corporation, its predecessors and subsidiaries. Similarly, all references to Cabot include Cabot Corporation and its affiliates. All references to wells are gross, unless otherwise stated.

   The following table summarizes certain information, at December 31, 1994, regarding the Company's proved reserves, productive wells, developed and undeveloped acreage and infrastructure.

SUMMARY OF RESERVES, PRODUCTION, ACREAGE AND OTHER INFORMATION BY AREAS OF OPERATION (1) (2)



                                        Total     Appalachian    Western
                                       Company       Region     Region (3)
                                      ----------  ------------  ----------
Reserves/Production:
-------------------
  Proved reserves
    Developed (Bcfe)................      852.1         475.6       376.5
    Undeveloped (Bcfe)..............      149.2          85.9        63.3
    Total (Bcfe)....................     1001.3         561.5       439.8
  Daily production (MMcfe) net......      173.3          81.6        91.7
  Gross productive wells............    5,875.0       4,125.0     1,750.0
  Net productive wells..............    4,513.6       3,779.2       734.4
  Percent of wells operated.........       83.9%         97.5%       50.3%

Acreage/Infrastructure:
  Net acreage (thousands of acres)
    Developed acreage...............    999,946       758,238     241,708
    Undeveloped acreage.............    604,095       383,692     220,403
    Total...........................  1,604,041     1,141,930     462,111

----------------

(1) As of December 31, 1994. For additional information regarding the Company's estimates of proved reserves and other data, see "Business -- Reserves", and the Supplemental Oil and Gas Information to the Consolidated Financial Statements.
(2)  Certain numbers may not add due to rounding.
(3) Includes all properties outside the Appalachian Region, including properties located in Anadarko, the Rocky Mountains and the Gulf Coast areas.

                    EXPLORATION, DEVELOPMENT AND PRODUCTION

     The Company is one of the largest producers of natural gas in the Appalachian basin, where it has conducted operations for more than a century. The Company has had operations in the Anadarko basin for over 50 years. The Company acquired its operations in the Rocky Mountains and the Gulf Coast pursuant to the merger of Washington Energy Resources Company with the Company which was completed in May of 1994. Historically, the Company has maintained its reserve base through low-risk development drilling and strategic acquisitions. The Company continues to focus its operations in the Appalachian and Western Regions through development of undeveloped reserves and acreage, acquisition of oil and gas producing properties and, to a lesser extent, exploration.

APPALACHIAN REGION

     The Company's exploration, development and production activities in the Appalachian Region are concentrated in Pennsylvania, West Virginia and New York. Operations are managed by a regional office in Pittsburgh. At December 31, 1994, the Company had approximately 562 Bcfe of proved reserves (substantially all natural gas) in the Appalachian Region, constituting 56% of the Company's total proved reserves.

     The Company has 4,125 productive wells (3,779.2 net) of which 4,022 wells are operated by the Company. There are multiple producing intervals which include the Medina, Berea, and Big Lime trend formations at depths primarily ranging from 1,500 to 6,000 feet. Average net daily production in 1994 was 8l.6 MMcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long.

     In 1994, the Company drilled 142 wells (135.2 net) in the Appalachian Region, of which 140 were development wells (134.7 net). Capital and exploration expenditures, including pipeline expenditures for the year were approximately 49.6 million. In the 1995 drilling program year, the Company has plans to drill 11.9 net wells.

     During 1995, the Company intends to curtail development activity in Appalachia to focus on higher potential return opportunities in the Western Region.

     At December 31, 1994, the Company had 1,141,930 million net acres in the region, including 758,238 net developed acres.

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

     The Company believes that it gains operational efficiency in the Appalachian Region because of its large acreage position, its high concentration of wells, its natural gas gathering and pipeline systems and its storage capacity.
                                       2

WESTERN REGION

     On January 26, 1995, the Company announced that it intended to consolidate the management of its non-Appalachian holdings (Anadarko, Rocky Mountains and Gulf Coast) into a single Western Region. This allows the Company to reduce regional office and administrative costs, improve operating effectiveness and better control the capital allocation process. Operations for the Western Region will be managed from a regional office in Denver.

     The Company's exploration, development and production activities in the Western Region are primarily focused in the Anadarko basin in Kansas, Oklahoma and the Panhandle of Texas, in the Green River Basin of Wyoming and in South Texas. At December 31, 1994, the Company had approximately 439.8 Bcfe of proved reserves (89.3% natural gas) in the Western Region, constituting 44% of the Company's total proved reserves.

Anadarko

     The Company has 991 productive wells (549.2 net) in Anadarko of which 684 wells are operated by the Company. Principal producing intervals in Anadarko are in the Chase, Chester and Morrow formations at depths ranging from 1,500 to 11,000 feet. Average net daily production in 1994 was 56.3 MMcfe.

     In 1994, the Company drilled 34 wells (25.3 net) in Anadarko (32 development wells, 24.8 net). Capital and exploration expenditures for the year were $49.6 million. In the 1995 drilling program year, the Company currently has plans to drill 3.3 net wells.

     At December 31, 1994, the Company had 207,443 net acres in Anadarko, including approximately 181,428 net developed acres. At year end, the Company had identified 56.4 net proved undeveloped drilling locations.

Washington Energy Resources Company Acquisition

     On May 2, 1994, the Company completed the merger between a Company subsidiary and Washington Energy Resources Company ("WERCO"), formerly a subsidiary of Washington Energy Company. The Company acquired the stock of WERCO in a tax-free exchange. The Company issued 2,133,000 shares of common stock and 1,134,000 shares of 6% convertible redeemable preferred stock ($50 per share stated value) to Washington Energy Company in exchange for the capital stock of WERCO. In addition, the Company advanced cash to repay intercompany indebtedness between WERCO and Washington Energy Company of $63.7 million.

     Exploration, development and production activities acquired from WERCO are located primarily in the Green River Basin in Wyoming (Rocky Mountains). At December 31, 1994, the Rocky Mountains accounted for approximately 172 Bcfe of proved reserves (82% natural gas), constituting 17% of the Company's total proved reserves.

     The Company has 461 productive wells (110.6 net) in the Rocky Mountains of which 125 are operated by the Company. Principal producing formations are the Frontier and the Dakota at depths ranging from 10,000 to 14,000 feet. Average net daily production in 1994 was 34.1 MMcfe.

     In 1994, the Company drilled 21 wells (6.8 net) in the Rocky Mountains. Capital and exploration expenditures for the year, excluding the WERCO acquisition cost, were approximately $8.4 million. In the 1995 drilling program year, the Company currently has plans to drill 4.5 net wells.

     At December 31, 1994, the Company had approximately 206,700 net acres in the Rocky Mountains, including 41,136 net developed acres. At year end, the Company had identified 13.3 net proved undeveloped drilling locations.

     In addition, as part of the WERCO transaction, the Company acquired certain assets in South Texas (the Gulf Coast). The Company expects that the Gulf Coast area will have significant growth potential in exploration and development. At December 31, 1994 the Gulf Coast area accounted for approximately 22.6 Bcfe of proved reserves (75 % natural gas), constituting 2% of the Company's total proved reserves. The Company is primarily drilling in the Wilcox and Vicksburg formations.

                                 GAS MARKETING

     The Company is engaged in a wide array of marketing activities designed to offer its customers long-term reliable supplies of natural gas. Utilizing its pipeline and storage facilities, gas procurement ability and transportation and natural gas risk management expertise, the Company provides a menu of services that includes gas supply management, short and long-term supply contracts, capacity brokering and risk management alternatives. Sales volumes grew substantially in 1994 as the Company increased the amount of natural gas purchased for resale. This increase was primarily due to an increase in gas purchased from producers and marketers in the Gulf of Mexico that was then transported and sold using the Company's Appalachian pipeline system. Volumes purchased and sold in this manner increased from approximately 6 Bcf in 1993 to approximately 16 Bcf in 1994.

     The marketing of natural gas has changed significantly as a result of Order 636 ("Order 636"), which was issued by the Federal Energy Regulatory Commission in 1992. Order 636 required pipelines to unbundle their gas sales, storage and transportation services. As a result, local distribution companies and end-users will separately contract these services from gas marketers and producers. Order 636 has had the effect of creating greater competition in the industry and it has also provided the Company the opportunity to reach broader markets. In 1993 and 1994, there was both an increase in the number of third-party producers that use the Company to market their gas. In addition, the Company has experienced, as a result of Order 636, increased competition for markets which has placed pressure on margins.

APPALACHIAN REGION

     The Company's principal markets for its Appalachian Region natural gas are in the northeastern United States. The Company's marketing subsidiary purchases all of the Company's natural gas production in the Appalachian Region as well as production from local third-party producers and other suppliers to aggregate larger volumes of natural gas for resale. This marketing subsidiary sells natural gas to industrial customers, local distribution companies and gas marketers both on and off the Company's pipeline system.

     A majority of the Company's natural gas sales volume in the Appalachian Region is being sold at market responsive prices under contracts with a term of one year or less. Of these short term sales, spot market sales are made under month-to-month contracts while industrial and utility sales generally are made under year-to-year contracts. Approximately 40% of the Appalachian production is sold on fixed price contracts which typically renew annually.

     The Company's Appalachian production is generally sold at a premium price to production from other producing regions due to its close proximity to markets. However, that premium has been reduced from historic levels due to increased competition in the market place resulting in part from changes in transportation and sales arrangements due to the implementation of pipeline open access tariffs and Order 636.

     The Company operates a number of gas gathering and pipeline systems, made up of approximately 3,600 miles of pipeline with interconnects to four interstate and five local distribution companies ("LDCs"). The Company's natural gas gathering and pipeline systems enable the Company to connect new wells quickly and to transport natural gas from the wellhead directly to interstate pipelines, local distribution companies and industrial end-users. Control of its gathering and pipeline systems also enables the Company to purchase, transport and sell natural gas produced by third parties. In addition, the Company can undertake development drilling operations without relying upon third parties to transport its natural gas while incurring only the incremental costs of pipeline and compressor additions to its system.

     The Company has two natural gas storage fields located in West Virginia, with a combined working capacity of approximately 4 Bcf of natural gas. The Company uses these storage fields to take advantage of the seasonal variations in the demand for natural gas and the higher prices typically associated with winter natural gas sales, while maintaining production at a nearly constant rate throughout the year. The storage fields also enable the Company to periodically increase the volume of natural gas it can deliver by more than 35% above the volume that it could deliver solely from its production in the Appalachian Region. The pipeline systems and storage fields are fully integrated with the Company's producing operations.

WESTERN REGION

     The Company's principal markets for Western Region natural gas are in the northwestern and midwestern United States. The Company's marketing subsidiaries purchase all of the Company's natural gas production in the Western Region. These marketing subsidiaries sell the natural gas to natural gas processors, LDCs, industrial customers and marketing companies.

     Currently, a majority of the Company's natural gas production in the Western Region is being sold primarily under contracts with a term of one year or less at market-responsive prices. Approximately 20% of the Western Region's production is sold under a 14-year cogeneration contract under which the price escalates at 5% per year. The Western Region properties are connected to the majority of the midwestern and northwestern interstate pipelines, affording the Company access to multiple markets.

RISK MANAGEMENT

     In 1994, the Company entered into certain price swap transactions to manage price risks associated with the purchase and sale of natural gas. The Company utilized certain natural gas price swap agreements ("price swaps") to attempt to manage price risk more effectively and improve the Company's realized natural gas prices. These price swaps call for payments to (or to receive payments from) counterparties based upon the differential between a fixed and a variable gas price. The current price swaps run for periods of a year or less and have a remaining notional contract amount of 5,875,000 MMbtu of natural gas at December 31, 1994. The Company plans to continue this strategy in the future.

                                    RESERVES
CURRENT RESERVES

     The Company's drilling program, combined with the WERCO Acquisition created a 21% increase in proved reserves. The following table sets forth information regarding the Company's estimates of its net proved reserves at December 31, 1994.


                                        Natural Gas                       Liquids(1)            Natural Gas Equivalents(2)
                                        -----------                       ----------            --------------------------
                             Developed  Undeveloped   Total   Developed   Undeveloped  Total  Developed    Undeveloped      Total
                             ---------  -----------  -------  ----------  -----------  -----  ---------    -----------    ---------
                                          (MMcf)                             (MBbl)                          (MMcfe)
 Appalachian                   474,574       85,920  560,494        167             0    167    475,576       85,920        561,496
 Western (3)                   331,339       61,250  392,589      7,537           332  7,869    376,561       63,242        439,803
                               -------      -------  -------      -----           ---  -----    -------      -------      ---------

   Total                       805,913      147,170  953,083      7,704           332  8,036    852,137      149,162      1,001,299
                               =======      =======  =======      =====           ===  =====    =======      =======      =========
--------------------

(1) Liquids include crude oil, condensate and natural gas liquids (NGL).
(2) Natural Gas Equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.
(3) Includes proved reserves attributable to Anadarko, Rocky Mountains and the Gulf Coast areas.

  The reserve estimates presented herein were prepared by the Company's petroleum engineering staff and audited by Miller and Lents, Ltd., independent petroleum engineers. For additional information regarding the Company's estimates of proved reserves, the review of such estimates by Miller and Lents, Ltd. and certain other information regarding the Company's oil and gas reserves, see the Supplemental Oil and Gas Information to the Consolidated Financial Statements incorporated herein by reference in Item 8 hereof. A copy of the letter by Miller and Lents, Ltd., has been filed as an exhibit to this Form 10-
K. The Company's estimates of reserves set forth in the foregoing table do not differ materially from those filed by the Company with other federal agencies. The Company's reserves are sensitive to natural gas sales prices and their effect on economic producing rates. The Company's reserves are based on oil and gas prices in effect at December 31, 1994.

  There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company, and, therefore, the reserve information set forth in this Form 10-K is estimated. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.
As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced.

HISTORICAL RESERVES

   The following table sets forth certain information regarding the Company's estimated proved reserves for the periods indicated.


                                                                             Oil, Condensate
                                                       Natural Gas               & NGLs                  Total
                                                         (MMcf)                  (MBbl)                 (MMcfe)
                                             APP      WEST     TOTAL    APP    WEST   TOTAL     APP       WEST      TOTAL
                                          --------  --------  --------  ----  ------  ------  --------  --------  ----------

December 31, 1991...............          496,109   220,341   716,450    78   1,135   1,213   496,577   227,151     723,728
Revisions of prior estimates....           (1,901)   (7,046)   (8,947)   44     191     235    (1,637)   (5,900)     (7,537)
Extensions, discoveries,
other additions.................           33,262    23,613    56,875     6     505     511    33,298    26,643      59,941
Production......................          (25,614)  (19,852)  (45,466)  (14)   (148)   (162)  (25,698)  (20,740)    (46,438)
Purchases of reserves in place..            3,425     2,346     5,771     2       1       3     3,437     2,352       5,789
Sales of reserves in place......              (17)        0       (17)    0      (1)     (1)      (17)       (6)        (23)
                                          -------   -------   -------   ---   -----   -----   -------   -------   ---------

December 31, 1992...............          505,264   219,402   724,666   116   1,683   1,799   505,960   229,500     735,460
Revisions of prior estimates....          (17,621)     (649)  (18,270)   (6)   (349)   (355)  (17,657)   (2,743)    (20,400)
Extensions, discoveries,
other additions.................           35,439    22,826    58,265     1     436     437    35,445    25,442      60,887
Production......................          (26,191)  (19,859)  (46,050)  (13)   (332)   (345)  (26,269)  (21,851)    (48,120)
Purchases of reserves in place..           60,508    32,623    93,131    38   1,293   1,331    60,736    40,381     101,117
Sales of reserves in place......           (1,466)   (1,996)   (3,462)    0     (41)    (41)   (1,466)   (2,242)     (3,708)
                                          -------   -------   -------   ---   -----   -----   -------   -------   ---------

December 31, 1993...............          555,933   252,347   808,280   136   2,690   2,826   556,749   268,487     825,236
Revisions of prior estimates....           (9,088)  (15,539)  (24,627)   54    (152)    (98)   (8,764)  (16,451)    (25,215)
Extensions, discoveries,
other additions.................           32,391    32,438    64,829     0     181     181    32,391    33,524      65,915
Production......................          (29,668)  (28,651)  (58,319)  (21)   (803)   (824)  (29,794)  (33,469)    (63,263)
Purchases of reserves in place..           16,963   151,994   168,957     0   5,992   5,992    16,963   187,946     204,909
Sales of reserves in place......           (6,037)        0    (6,037)   (2)    (39)    (41)    (6049)     (234)     (6,283)
                                          -------   -------   -------   ---   -----   -----   -------   -------   ---------
December 31, 1994...............          560,494   392,589   953,083   167   7,869   8,036   561,496   439,803   1,001,299
                                          =======   =======   =======   ===   =====   =====   =======   =======   =========

Proved Developed Reserves:
December 31, 1991...............          385,629   185,036   570,665    78   1,126   1,204   386,097   191,792     577,889
December 31, 1992...............          398,895   184,778   583,673   116   1,394   1,510   399,591   193,142     592,733
December 31, 1993...............          458,682   210,990   669,672   136   2,210   2,346   459,498   224,250     683,748
December 31, 1994...............          474,574   331,339   805,913   167   7,537   7,704   475,576   376,561     852,137
----------------

(1) For the years ended December 31, 1991, 1992 and 1993 the Western reserves are attributable to Anadarko only.

Note: Natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.

APP  = Appalachian Region
WEST = Western Region (1)

VOLUMES AND PRICES; PRODUCTION COSTS

   The following table sets forth historical information regarding the Company's sales and production volumes and average sales prices received for, and average production costs associated with, its sales of natural gas and crude oil, condensate and natural gas liquids (NGL) for the periods indicated.



                                                                Year Ended December 31,
                                                                -----------------------
                                                                 1994    1993    1992
                                                                ------  ------  ------
                                                                     (in millions)
  Net Wellhead Sales Volume:
    Natural Gas (Bcf) (1)
     Appalachian Region......................                     28.7    23.1    24.0
     Western Region (2)......................                     28.3    19.8    19.9
    Crude/Condensate/NGL's (MBbl)
     Appalachian Region......................                       20      13      14
     Western Region..........................                      804     332     148
    Purchased Gas
     Volumes (Bcf)...........................                     48.3    21.6    20.6
     Purchase Cost ($/Mcf)...................                   $ 1.92  $ 2.09  $ 1.90
    Natural Gas Sales Price ($/Mcf)(3)
     Appalachian Region......................                   $ 2.47  $ 2.69  $ 2.50
     Western Region..........................                   $ 1.73  $ 1.94  $ 1.62
    Weighted Average.........................                   $ 2.14  $ 2.40  $ 2.18
    Crude/Condensate Sales Price ($/BbL)(3)..                   $16.66  $16.58  $19.03
    Production Costs ($/Mcfe)(4).............                   $ 0.62  $ 0.65  $ 0.57
----------------

(1) Equal to the aggregate of production and the net changes in storage and exchanges.
(2) Includes information regarding Anadarko, Rocky Mountains and Gulf Coast for the year ended December 31, 1994; includes Anadarko only for the years ended December 31, 1992 and 1993.
(3) Represents the average sales prices for all volumes (including royalty volumes) sold by the Company during the periods shown.
(4) Production costs include direct lifting costs (labor, repairs, maintenance, materials and supplies) and the costs of administration of production offices, insurance and property and severance taxes but is exclusive of depreciation and depletion applicable to capitalized lease acquisition, exploration and development expenditures.

ACREAGE

  The following tables summarize the Company's gross and net developed and undeveloped leasehold and mineral acreage at December 31, 1994. Acreage in which the Company's interest is limited to royalty and overriding royalty interests is excluded. The undeveloped mineral fee acreage in West Virginia is unleased.

Leasehold Average



                                                         At December 31, 1994
                                                         --------------------
                                            Developed        Undeveloped            Total
                                            ---------        -----------            -----
                                         Gross      Net     Gross     Net      Gross       Net
                                       ---------  -------  -------  -------  ---------  ---------
State:
 Alabama..................                    --       --   11,427   11,284     11,427     11,284
 Arkansas.................                    --       --      240        6        240          6
 California...............                   290       11       --       --        290         11
 Colorado.................                16,425   14,893   61,367   51,294     77,792     66,187
 Indiana..................                    --       --   17,437   17,437     17,437     17,437
 Kansas...................                32,304   28,965   33,246   11,207     65,550     40,172
 Kentucky.................                 2,680      983      128      128      2,808      1,111
 Louisiana................                 1,584      182    3,892      727      5,476        909
 Maryland.................                    --       --        7        7          7          7
 Montana..................                   554      262      840      443      1,394        705
 New Mexico...............                   720       20       --       --        720         20
 New York.................                22,387   16,917   24,331   23,576     46,718     40,493
 North Dakota.............                 7,039      522    1,630      138      8,669        660
 Ohio.....................                    42       21   36,380   16,966     36,422     16,987
 Oklahoma.................               165,230  104,076   20,044   14,460    185,274    118,536
 Pennsylvania.............               165,874  154,193  123,401  112,546    289,275    266,739
 Texas....................                78,740   52,658    6,788    4,323     85,528     56,981
 Utah.....................                 2,659      933   31,308   24,729     33,967     25,662
 Virginia.................                 3,748    3,095   15,737   15,737     19,485     18,832
 West Virginia............               553,580  519,198  153,203  138,774    706,783    657,972
 Wyoming..................                50,902   24,314  141,115   86,155    192,017    110,469
                                       ---------  -------  -------  -------  ---------  ---------
   Total                               1,104,758  921,243  682,521  529,937  1,787,279  1,451,180
                                       =========  =======  =======  =======  =========  =========

Offshore:
 Louisiana................                    --       --   20,000   12,500     20,000     12,500
                                       ---------  -------  -------  -------  ---------  ---------

   Total                                      --       --   20,000   12,500     20,000     12,500
                                       =========  =======  =======  =======  =========  =========

Canada:
 Alberta..................                   396       90    4,512    2,147      4,908      2,237
 British Columbia.........                   479      111    2,573      643      3,052        754
                                       ---------  -------  -------  -------  ---------  ---------

   Total                                     875      201    7,085    2,790      7,960      2,991
                                       =========  =======  =======  =======  =========  =========


Mineral Fee Acreage



                                                         At December 31, 1994
                                                         --------------------
                                            Developed        Undeveloped            Total
                                            ---------        -----------            -----
                                         Gross      Net     Gross     Net      Gross       Net
                                       ---------  -------  -------  -------  ---------  ---------
State:
 Colorado.................                    --       --      265       21        265         21
 Kansas...................                   160      128       --       --        160        128
 New York.................                    --       --    6,545    1,636      6,545      1,636
 Oklahoma.................                16,093   14,011       --       --     16,093     14,011
 Pennsylvania.............                    94       94    1,588      517      1,682        611
 Texas....................                   750      532      652      326      1,402        858
 West Virginia............                76,496   63,737   57,910   56,368    134,406    120,105
                                       ---------  -------  -------  -------  ---------  ---------
  Total...................                93,593   78,502   66,960   58,868    160,553    137,370
                                       =========  =======  =======  =======  =========  =========
Aggregate Total...........             1,199,226  999,946  776,566  604,095  1,975,792  1,604,041
                                       =========  =======  =======  =======  =========  =========

TOTAL NET ACREAGE BY AREA OF OPERATION


                              At December 31, 1994
                              --------------------
                        Developed  Undeveloped    Total
                        ---------  -----------  ---------

  Appalachian Region..    758,238      383,692  1,141,930
  Western Region......    241,708      220,403    462,111
                          -------      -------  ---------
       Total..........    999,946      604,095  1,604,041
                          =======      =======  =========

PRODUCTIVE WELL SUMMARY (1)

  The following table reflects the Company's ownership at December 31, 1994 in natural gas and oil wells in the Appalachian Region (consisting of various fields located in West Virginia, Pennsylvania, New York, Ohio, Virginia and Kentucky), and in the Western Region (consisting of various fields located in Louisiana, Oklahoma, Texas, Kansas, North Dakota, Utah, Colorado, Wyoming and Canada).



                          Natural Gas        Oil         Total
                          -----------        ---         -----
                        Gross    Net    Gross   Net   Gross    Net
                        -----  -------  -----  -----  -----  -------

  Appalachian Region..  4,108  3,764.6     17   14.6  4,125  3,779.2
  Western Region......  1,119    545.0    631  189.4  1,750    734.4
                        -----  -------    ---  -----  -----  -------
     Total............  5,227  4,309.6    648  204.0  5,875  4,513.6
                        =====  =======    ===  =====  =====  =======
----------------

(1)  "Productive" wells are producing wells and wells capable of production.


DRILLING ACTIVITY

  The Company drilled, participated in the drilling of, or acquired wells as set forth in the table below for the periods indicated:


                                                  Year Ended December 31,
                                                  -----------------------
                                              1994         1993         1992
                                              ----         ----         ----
                                          Gross   Net   Gross   Net   Gross  Net
                                          -----  -----  -----  -----  -----  ----
Appalachian Region:
  Development Wells
    Natural Gas.......                      133  128.2    117  114.5     69  62.7
    Dry...............                        7    6.5      5    5.0      3   2.5
  Exploratory Wells
    Natural Gas.......                        0    0.0      1    0.3      0   0.0
    Dry...............                        2    0.5      3    2.3      1   1.0
                                           ----  -----   ----  -----     --  ----
      Total...........                      142  135.2    126  122.1     73  66.2
                                           ====  =====   ====  =====     ==  ====
  Wells Acquired (1)
    Natural Gas.......                        9   21.1    396  397.8      8  36.2
    Oil...............                        0    0.0      6    6.0      0   0.0
                                           ----  -----   ----  -----     --  ----
      Total...........                        9   21.1    402  403.8      8  36.2
                                           ====  =====   ====  =====     ==  ====
  Wells in Progress
    at End of Period..                        2    1.3      0    0.0      1   1.0


                                                   Year Ended December 31,
                                                  -----------------------
                                               1994         1993         1992
                                               ----         ----         ----
                                           Gross   Net   Gross   Net   Gross  Net
                                           -----  -----  -----  -----  -----  ----
Western Region (2):
  Development Wells
    Natural Gas.......                        48   24.7     26   19.2     23  19.3
    Oil...............                         7    3.1      5    3.6      4   4.0
    Dry...............                         8    5.3      5    4.9      4   2.7
  Exploratory Wells
    Natural Gas.......                         0      0      0    0.0      1   0.5
    Dry...............                         3    0.8      0    0.0      3   2.1
                                            ----  -----   ----  -----     --  ----
      Total...........                        66   33.9     36   27.7     35  28.6
                                            ====  =====   ====  =====     ==  ====
  Wells Acquired (1)
    Natural Gas.......                       413  115.7    218  106.5      2   3.7
    Oil...............                       140   52.3    303   63.6      0   0.0
                                            ----  -----   ----  -----     --  ----
      Total...........                       553  168.0    521  170.1      2   3.7
                                            ====  =====   ====  =====     ==  ====
  Wells in Progress
    at End of Period..                         7    1.9      3    3.0      0   0.0
----------------

(1) Includes the acquisition of net interest in certain wells in the Appalachian Region and in the Western Region in 1994, 1993 and 1992 in which the Company already held an ownership interest.
(2) The years ended December 31, 1992 and 1993 included information for Anadarko only.

COMPETITION

  The Company has experienced significant competition in its primary producing areas. The Company actively competes against some companies with substantially larger financial and other resources, particularly in the Western Region. The Company believes that its competitive position is affected by price, contract terms and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record. The Company believes that its extensive acreage position and existing natural gas gathering and pipeline systems and storage fields give it a competitive advantage over certain other producers in the Appalachian Region which do not have such systems or facilities in place. The Company also believes that its competitive position in the Appalachian Region is enhanced by the absence of significant competition from major oil and gas companies.

                             OTHER BUSINESS MATTERS

MAJOR CUSTOMER

  The Company had no sales to any customer that exceeded 10% of the Company's total revenues in 1994.

SEASONALITY

  Demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

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

  Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry and its individual members. The failure to comply with such rules and regulations can result in substantial penalties. Many states require permits for drilling operations, drilling bonds and reports concerning operations. Many states also have statutes or regulations addressing conservation matters, including provisions for the utilization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells.

  With respect to the establishment of maximum production rates from natural gas wells, certain producing states, in an attempt to limit production to market demand, have recently adopted (Texas and Oklahoma) or are considering adopting (Louisiana) measures that alter the methods previously used to prorate gas production from wells located in these states. For example, the new Texas rules provide for reliance on information filed monthly by well operators, in addition to historical production data for the well during comparable past periods, to arrive at an allowable. This is in contrast to historic reliance on forecasts of upcoming takes filed monthly by purchasers of natural gas in formulating allowables, a procedure which resulted in substantial excess allowables over volumes actually produced. The Company cannot predict whether other states will adopt similar or other procedures for prorating gas production.

  While it is still unclear how these new regulations will be administered, the effect of these regulations could be to decrease allowable production on the Company's properties and thereby decrease revenues. However, management believes that such regulation would not have a significant impact on the Company's revenues. By decreasing the amount of natural gas available in the market, such regulations could also have the effect of increasing prices of natural gas, although there can be no assurance that any such increase will occur. The company cannot predict whether these new regulations for rationing gas production will be challenged in the courts or what the outcome of such challenges would be.

  The Natural Gas Act of 1938 (the "NGA") regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 (the "NGPA") regulates the maximum selling prices of certain categories of natural gas, when sold in so-called "first sales" in interstate or intrastate commerce, and provides for phased deregulation of price controls of the first sales of several categories of natural gas. These statutes were administered by the Federal Energy Regulatory Commission ("FERC"). As a result of the enactment of the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") on July 26, 1989, all remaining "first sales" price regulations imposed by the NGA and NGPA terminated on January 1, 1993.

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

  Order No. 500 was issued by the FERC on August 7, 1989, in response to the remand of Order No. 436 by the United States Court of Appeals for the District of Columbia. Order No. 500 repromulgated most of the provisions of Order No. 436 but added certain other provisions primarily intended to address take-or-pay contract claims.

  In April 1992, the FERC issued Order 636, a complex regulation which is expected to have a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate-making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, under Order 636 pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have or will become "transporters" only. On August 3, 1992, the FERC issued Order 636-A, which largely reaffirmed Order 636 and denied a stay of the implementation of the new rules pending judicial review. On November 27, 1992, the FERC issued Order 636-B which uniformly upheld the requirements and regulations adopted in Order 636 and Order 636-A. As a result of these events, individual so-called "restructuring" proceedings are ongoing before the FERC whereby each interstate pipeline company will develop and propose particularized features and procedures for its system to implement Order 636 requirements. These new rules are already the subject of several appeals in the United States Courts of Appeals and to additional action by the FERC. The Company cannot predict whether Order 636 will be affirmed on appeal. However, "open access" transportation under Order 636 has provided the Company with the opportunity to sell gas to a wide variety of markets.

  The Company's pipeline systems and storage fields are regulated for safety compliance by the Department of Transportation, the West Virginia Public Service Commission, the Pennsylvania Department of Natural Resources and the New York Department of Public Service. The Company's pipeline systems in each state operate independently and are not interconnected.

ENVIRONMENTAL REGULATIONS

  The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities of the Company, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company is also subject to the Federal Clean Air Act and the Federal Clean Air Act Amendment of 1990, which added significantly to the existing requirements established by the Federal Clean Air Act. It is not anticipated that the Company will be required in the near future to expend material amounts in relation to its total capital expenditures program by reason of environmental laws and regulations. Because such laws and regulations are frequently changed however, the Company is unable to predict the ultimate cost of such compliance.

  The Company owns and operates a brine treatment plant in Pennsylvania which processes fluids generated by drilling and production operations. See "Business -- Exploration, Development and Production -- Appalachian Region". The plant's operations are regulated by Pennsylvania's Department of Environmental Regulation.

EMPLOYEES

  The Company had approximately 495 active employees as of December 31, 1994. The Company believes that its relations with its employees are satisfactory. The Company has not entered into any collective bargaining agreements with its employees.

OTHER

  The Company's profitability depends on certain factors that are beyond its control, such as natural gas and crude oil prices. The nature of the oil and gas business involves a variety of risks, including the risk of experiencing certain operating hazards such as fires, explosions, blowouts, cratering, oil spills and encountering formations with abnormal pressures, the occurrence of any of which could result in substantial losses to the Company. The operation of the Company's natural gas gathering and pipeline systems also involves certain risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The proximity of pipelines to populated areas, including residential areas, commercial business centers and industrial sites, could exacerbate such risks. At December 31, 1994, the Company owned or operated approximately 3,600 miles of natural gas gathering and pipeline systems. The Company has identified certain segments of its pipelines which it believes require repair, replacement or additional maintenance. For additional information regarding such segments, see "Business -- Gas Marketing -- Appalachian Region." In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks.

ITEM 2.  PROPERTIES

  See "Item 1.  Business".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the period from October 1, 1994 to December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company has furnished to the Securities and Exchange Commission pursuant to Rule 14a-3(c) an annual report to security holders for the year ended December 31, 1994 (the "Annual Report"), that contains the information required by Rule 14a-3. The information required by this item appears under the caption "Price Range of Common Stock and Dividends" on page 41 of the Annual Report, which is incorporated herein by reference and in Note 12 of the Notes to the Consolidated Financial Statements incorporated herein by reference to Item 8 hereof.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

   The information required by this item appears under the caption "Selected Historical Financial Data" on page 16 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

   The information required by this item appears under the caption "Financial Review" on pages 17 through 23 of the Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information required by this item appears on pages 24 through 41 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information to be set forth under the caption "1. Election of Directors" in the Company's definitive proxy statement ("Proxy Statement") in connection with the 1995 annual stockholders meeting, is incorporated herein by reference.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table shows certain information about the executive officers of the Company as of March 1, 1995, as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934.

NAME                      AGE                 POSITION                 OFFICER SINCE
------------------------  ---  --------------------------------------  -------------

John H. Lollar             56  Chairman of the Board, Chief Executive      1992
                                Officer and President
Jim L. Batt                59  Vice President, Land                        1988
Curtis P. Cook             52  Vice President and Regional Manager         1987
Kirk O. Kuwitzky (1)       41  Vice President, Marketing                   1994
Richard T. Parrish         48  Vice President, Engineering                 1993
Gerald F. Reiger           42  Vice President and Regional Manager         1995
James M. Trimble           46  Vice President, Business Development        1987
H. Baird Whitehead         44  Vice President and Regional Manager         1987
Frank A. Pici              39  Controller                                  1994
---------------

(1) Mr. Kuwitzky's employment with the Company was terminated effective March 9, 1995 due to a Company-wide reduction in force program.

  With the exception of the following, all executive officers of the Company have been employed by the Company and Cabot Corporation prior to the initial public offering in 1990.

  John H. Lollar joined the Company in October 1992 being elected President and Director. In January 1993, Mr. Lollar was elected Chairman of the Board and Chief Executive Officer. Prior to joining the Company, Mr. Lollar was President and Chief Operating Officer of Transco Exploration and Production Company from 1982 to 1992 and Executive Vice President and Chief Operating Officer, in addition to holding other positions, of Gulf Resources & Chemical Corporation from 1968 to 1982.

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

  Kirk O. Kuwitzky joined the Company in January 1994 as Vice President, Marketing, Prior to joining the Company, he was employed by Enron Corp. from 1981-1993, most recently as Vice President - Marketing for Enron Gas Marketing. In addition, he held various marketing positions with Enron Gas Marketing and several positions in Enron Corporation's law department. From 1978 until 1981, he was an attorney with Minnesota Power.

  Gerald F. Reiger joined the Company in May 1994 as Regional Manager, Rocky Mountains. Prior to joining COG, Mr. Reiger managed the Rocky Mountain Region for Washington Energy Resources Company from 1992 to 1994. Previously he was U.S. Operations Manager for DEKALB Energy Company from 1979 to 1992.


ITEM 11.  EXECUTIVE COMPENSATION.

  The information appearing under the caption "11. Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information appearing under the caption "1. Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

A. Index
                                                Page Reference to
                                               -------------------
                                                     1994
                                                    Annual
                                                    Report
                                                    ------
1. CONSOLIDATED FINANCIAL STATEMENTS
    Report of Independent Accountants                 24
    Consolidated Statement of Operations              25
    Consolidated Balance Sheet                        26
    Consolidated Statement of Cash Flows              27
    Consolidated Statement of Stockholders' Equity    28
    Notes to Consolidated Financial Statements        29
    Supplemental Oil and Gas Information              38
    Quarterly Financial Information (Unaudited)       41


2. EXHIBITS

  The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.


  Exhibit
   Number                                              Description
-----------          -------------------------------------------------------------------------------------
   3.1               -  Certificate of Incorporation of the Company (Registration Statement No. 33-32553).

   3.2               -  Amended and Restated Bylaws of the Company (Registration Statement No. 33-32553).

   4.1               -  Form of Certificate of Common Stock of the Company (Registration Statement
                        No. 33-32553).

   4.2               -  Certificate of Designation for Series A Junior Participating Preferred Stock (included in
                        Exhibit 4.3).

   4.3               -  Rights Agreement dated as of March 28, 1991 between the Company and
                        The First National Bank of Boston, as Rights Agent, which includes as
                        Exhibit A the form of Certificate of Designation of Series A Junior
                        Participating Preferred Stock (Form 8-A, File No. 1-10477).
                          (a) Amendment No. 1 to the Rights Agreement dated February 24, 1994.
                              (Included in Exhibit 10.13).

   4.4               -  Certificate of Designation for $3.125 Convertible Preferred Stock (Form 10-K for 1993).




  Exhibit
   Number                                              Description
-----------          -------------------------------------------------------------------------------------
   4.5               -  Amended and Restated Credit Agreement dated as of December 10, 1990 among the
                        Company, Morgan Guaranty Trust Company, as agent and the banks named therein
                        (Registration Statement No. 33-37455).
                          (a) Amendment No. 1 to Credit Agreement dated February 1, 1992 (Form
                              10-K for 1991).
                          (b) Amendment No. 2 to Credit Agreement dated May 28, 1992 (Form 10-
                              K for 1993).
                          (c) Amendment No. 3 to Credit Agreement dated June 1, 1993 (Form 10-
                              K for 1993).
                          (d) Amendment No. 4 to Credit Agreement dated October 29, 1993 (Form
                              10-K for 1993).

   4.6               -  Note Purchase Agreement dated May 11, 1990 among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30,
                        1990).
                          (a) First Amendment dated June 28, 1991.
                          (b) Second Amendment dated July 6, 1994.

   4.7               -  Certificate of Designation for 6% Convertible Redeemable Preferred Stock.  (Included
                        in Exhibit 10.13).

   10.1              -  Agreement dated October 1, 1981 between Cabot Oil & Gas
                        Corporation of Delaware and Cabot Corporation, relating to the supply of certain quantities of gas to Cabot Corporation free of the costs of production (Registration Statement No. 33-32553).

   10.2              -  Gas Sales Agreement dated December 2, 1986 between Cabot Oil & Gas
                        Corporation of West Virginia and Cabot Corporation, granting Cabot
                        Corporation the right to purchase one-third of the gas produced by certain wells (Registration Statement No. 33-32553).

   10.3              -  Letter Agreement dated January 11, 1990 between Morgan Guaranty Trust Company of New York and the Company. (Registration Statement No. 33-32553).

   10.4              -  Form of Annual Target Cash Incentive Plan of the Company (Registration Statement
                        No. 33-32553).

   10.5              -  Form of Incentive Stock Option Plan of the Company (Registration Statement No. 33-32553).
                          (a) First Amendment to the Incentive Stock Option Plan (Post-
                              Effective Amendment No. 1 to S-8 dated April 26, 1993).

   10.6              -  Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration Statement No. 33-32553).

   10.7              -  Transaction Agreement between Cabot Corporation and the Company dated February 1,
                        1991 (Registration Statement No. 33-37455).

   10.8              -  Tax Sharing Agreement between Cabot Corporation and the Company dated February
                        1, 1991 (Registration Statement No. 33-37455).

   10.9              -  Amendment Agreement (amending the Transaction Agreement and the Tax Sharing
                        Agreement) dated March 25, 1991.  (incorp. by ref. from Cabot Corporation's
                        Schedule 13E-4, Am. No. 6, File No. 5-30636).




  Exhibit
   Number                                              Description
-----------          -------------------------------------------------------------------------------------
   10.10             -  Savings Investment Plan & Trust Agreement of the Company (Form 10-K for 1991).
                        (a) First Amendment to the Savings Investment Plan & Trust Agreement
                            dated May 21, 1993 (Form S-8 dated November 1, 1993).
                        (b) Second Amendment to the Savings Investment Plan & Trust Agreement
                            dated May 21, 1993 (Form S-8 dated November 1, 1993).

   10.11             -  Supplemental Executive Retirement Agreements of the Company (Form 10-K for
                         1991).

   10.12             -  Settlement Agreement and Mutual Release (Tax Issues) between Cabot Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30,
                        1992).

   10.13             -  Agreement of Merger dated February 25, 1994 among Washington Energy Company,
                        Washington Energy Resources Company, the Company and COG Acquisition
                        Company (Form 10-K for 1993).

   10.14             -  1990 Nonemployee Director Stock Option Plan of the Company (Form S-8 dated June
                        23, 1990).
                          (a) First Amendment to 1990 Nonemployee Director Stock Option Plan
                              (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
   10.15             -  1994 Long-Term Incentive Plan of the Company (Form S-8 dated May 20, 1994 -
                        Registration Statement No. 33-53723).

   10.16             -  1994 Nonemployee Director Stock Option Plan (Form S-8 dated May 20, 1994 -
                        Registration Statement No. 33-53723).

   13                -  Annual Report to stockholders for its fiscal year ending December 31, 1994 is included as an exhibit to this report for the information of the Securities and Exchange
                        Commission and except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as part of this report.

   21.1              -  Subsidiaries of Cabot Oil & Gas Corporation.

   23.1              -  Consent of Coopers & Lybrand L.L.P.

   23.2              -  Consent of Miller and Lents, Ltd.

   27                -  Financial Data Schedule

   99                -  Miller and Lents, Ltd. Review Letter dated February 10, 1995.


B.  REPORTS ON FORM 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 8th day of March 1995.

                                 CABOT OIL & GAS CORPORATION


                              By:    /s/ John H. Lollar
                                 --------------------------
                                 John H. Lollar
                                 Chairman of the Board and Chief Executive
Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                          Title                      Date
-----------------------------------  ----------------------------------   -------------

     /s/ John H. Lollar              Chairman of the Board and            March 8, 1995
-----------------------------------  Chief Executive Officer (Principal
John H. Lollar                       Executive and Financial Officer)


     /s/ Frank A. Pici               Controller (Principal Accounting     March 8, 1995
-----------------------------------  Officer)
Frank A. Pici

     /s/ Robert F. Bailey            Director                             March 8, 1995
-----------------------------------
Robert F. Bailey

     /s/ Samuel W. Bodman            Director                             March 8, 1995
-----------------------------------
Samuel W. Bodman

     /s/ Henry O. Boswell            Director                             March 8, 1995
-----------------------------------
Henry O. Boswell

     /s/ John G. L. Cabot            Director                             March 8, 1995
-----------------------------------
John G. L. Cabot

     /s/ William R. Esler            Director                             March 8, 1995
-----------------------------------
William R. Esler

     /s/ William H. Knoell           Director                             March 8, 1995
-----------------------------------
William H. Knoell

     /s/ Carl M. Mueller             Director                             March 8, 1995
-----------------------------------
Carl M. Mueller

     /s/ C. Wayne Nance              Director                             March 8, 1995
-----------------------------------
Wayne Nance

     /s/ Charles P. Siess, Jr.                                            March 8, 1995
-----------------------------------
Charles P. Siess, Jr.                Director

     /s/ William P. Vititoe          Director                             March 8, 1995
-----------------------------------
William P. Vititoe