Form 10-Q
period 1995-03-31
CABOT OIL & GAS CORP
filed 1995-05-15
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  ----------
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  MARCH 31, 1995


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


     As of April 28, 1995, there were 22,774,556 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                                     Page
                                                                                   ----
Item 1.  Financial Statements

   Condensed Consolidated Statement of Operations for the Three Months
    Ended March 31, 1995 and 1994................................................    3

   Condensed Consolidated Balance Sheet at March 31, 1995 and December 31, 1994..    4

   Condensed Consolidated Statement of Cash Flows for the Three Months
    Ended March 31, 1995 and 1994................................................    5

   Notes to Condensed Consolidated Financial Statements..........................    6

   Independent Certified Public Accountants' Report on Review of
    Interim Financial Information................................................   10

 Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations......................................................   11

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K.......................................   18

Signature........................................................................   19

                          CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)



                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ---------------------------
                                                         1995              1994
                                                       --------           ------

REVENUES
 Natural Gas.........................................  $ 53,309           $63,748
 Crude Oil & Condensate..............................     3,122             1,100
 Other...............................................     1,691               992
                                                       --------           -------
                                                         58,122            65,840
COSTS AND EXPENSES
 Costs of Natural Gas................................    25,535            29,062
 Direct Operations...................................     7,294             7,459
 Exploration.........................................     1,658             1,017
 Depreciation, Depletion and Amortization (Note 6)...    13,685             9,220
 Impairment of Unproved Properties...................       921               720
 General and Administrative..........................     4,261             4,180
 Taxes Other Than Income.............................     2,921             2,615
 Cost Reduction Program (Note 7).....................     6,820                 -
                                                       --------           -------
                                                         63,095            54,273
Gain (Loss) on Sale of Assets........................      (393)               13
                                                       --------           -------
INCOME (LOSS) FROM OPERATIONS........................    (5,366)           11,580
Interest Expense.....................................     5,860             2,877
                                                       --------           -------
Income (Loss) Before Income Taxes....................   (11,226)            8,703
Income Tax Expense (Benefit).........................    (4,405)            3,469
                                                       --------           -------
NET INCOME (LOSS)....................................    (6,821)            5,234
Dividend Requirement on Preferred Stock..............     1,379               552
                                                       --------           -------
Net Income (Loss) Applicable to Common Stockholders..  $ (8,200)          $ 4,682
                                                       ========           =======

Earnings (Loss) Per Share Applicable to Common.......    $(0.36)            $0.23
                                                       ========           =======

Average Common Shares Outstanding....................    22,766            20,584
                                                       ========           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (In Thousands)


                                                            MARCH 31,   DECEMBER 31,
                                                               1995         1994
                                                            ----------  -------------

ASSETS

Current Assets
 Cash and Cash Equivalents................................   $  3,329       $  3,773
 Accounts Receivable......................................     37,893         38,166
 Inventories..............................................      3,438          8,384
 Other....................................................        930          1,696
                                                             --------       --------
  Total Current Assets....................................     45,590         52,019
Properties and Equipment (Successful Efforts Method)......    617,474        634,934
Other Assets..............................................      1,449          1,399
                                                             --------       --------
                                                             $664,513       $688,352
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Short-Term Debt..........................................   $  1,129       $      -
 Accounts Payable.........................................     26,400         39,990
 Accrued Liabilities......................................     18,863         13,750
                                                             --------       --------
  Total Current Liabilities...............................     46,392         53,740
Long-Term Debt............................................    261,307        268,363
Deferred Income Taxes.....................................    114,185        117,807
Other Liabilities.........................................      8,433          5,360
Commitments and Contingencies (Note 5)
Stockholders' Equity
 Preferred Stock:
   Authorized--5,000,000 Shares of $.10 Par Value
  Issued and Outstanding - $3.125 Cumulative Convertible
   Preferred; $50 Stated Value; 692,439 Shares in 1995
   and 1994 - 6% Convertible Redeemable Preferred; $50
    Stated Value; 1,134,000 Shares in 1995 and 1994.......        183            183
 Common Stock:
  Authorized--40,000,000 Shares of $.10 Par Value
  Issued and Outstanding--22,773,891 Shares and
    22,757,007 Shares as of March 31, 1995 and
    December 31, 1994, Respectively.......................      2,277          2,275
 Additional Paid-in Capital...............................    241,697        241,471
 Retained Earnings........................................     (9,961)          (847)
                                                             --------       --------
  Total Stockholders' Equity..............................    234,196        243,082
                                                             --------       --------
                                                             $664,513       $688,352
                                                             ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ---------------------------
                                                          1995              1994
                                                        --------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)....................................  $ (6,821)          $  5,234
 Adjustment to Reconcile Net Income (Loss) To Cash
  Provided by Operating Activities:
   Depletion, Depreciation and Amortization...........    13,685              9,220
   Impairment of Undeveloped Leasehold................       921                720
   Deferred Income Taxes..............................    (3,622)             2,804
   (Gain) Loss on Sale of Assets......................       393                (13)
   Postretirement Benefits Cost.......................      (209)              (185)
   Exploration Expense................................     1,658              1,017
   Cost Reduction Program (Note 7)....................     4,188                  -
   Other, Net.........................................       (48)              (219)
 Changes in Assets and Liabilities:
   Accounts Receivable................................     6,082                406
   Inventories........................................     4,946              2,899
   Other Current Assets...............................       765                  1
   Other Assets.......................................       (50)                16
   Accounts Payable and Accrued Liabilities...........   (10,621)             5,583
   Other Liabilities..................................       706               (312)
                                                        --------           --------
    Net Cash Provided by Operating Activities.........    11,973             27,171
                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures.................................    (3,067)           (13,544)
 Proceeds from Sale of Assets.........................       313                 21
 Exploration Expense..................................    (1,658)            (1,017)
                                                        --------           --------
    Net Cash Used by Investing Activities.............    (4,412)           (14,540)
                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock.................................       224                 40
 Increase in Debt.....................................     1,100              2,040
 Decrease in Debt.....................................    (7,027)           (13,000)
 Dividends Paid.......................................    (2,302)            (1,333)
                                                        --------           --------
    Net Cash Used by Financing Activities.............    (8,005)           (12,253)
                                                        --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents..      (444)               378
Cash and Cash Equivalents, Beginning of Period........     3,773              2,897
                                                        --------           --------
Cash and Cash Equivalents, End of Period..............  $  3,329           $  3,275
                                                        ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

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


2.    PROPERTIES AND EQUIPMENT

  Properties and equipment are comprised of the following:

                                                         MARCH 31,   DECEMBER 31,
                                                           1995         1994
                                                        ----------  -------------
                                                             (in thousands)

Unproved oil and gas properties.......................  $  17,357      $  20,847
Proved oil and gas properties.........................    795,961        796,390
Gathering and pipeline systems........................    146,143        146,131
Land, building and improvements.......................      5,526          5,533
Other.................................................     14,085         13,875
                                                        ---------      ---------
                                                          979,072        982,776
Accumulated depreciation, depletion and amortization..   (361,598)      (347,842)
                                                        ---------      ---------
                                                        $ 617,474      $ 634,934
                                                        =========      =========

                          CABOT OIL & GAS CORPORATION

3.  ADDITIONAL BALANCE SHEET INFORMATION

  Certain balance sheet amounts are comprised of the following:

                                               MARCH 31,   DECEMBER 31,
                                                 1995         1994
                                               ----------  -------------
                                                    (in thousands)

Accounts Receivable
 Trade accounts..............................    $30,182        $36,246
 Sale of oil and gas properties..............      5,264              -
 Other accounts..............................      3,813          3,245
                                                 -------        -------
                                                  39,259         39,491
 Allowance for doubtful accounts.............     (1,366)        (1,325)
                                                 -------        -------
                                                 $37,893        $38,166
                                                 =======        =======
Inventories
 Natural gas in storage......................    $ 1,538        $ 5,777
 Tubular goods and well equipment............      2,052          2,120
 Exchange balances...........................       (152)           487
                                                 -------        -------
                                                 $ 3,438        $ 8,384
                                                 =======        =======
Accounts Payable
 Trade accounts..............................    $ 6,325        $10,818
 Natural gas purchases.......................      6,932          7,938
 Royalty and other owners....................      7,811         12,691
 Capital costs...............................      1,603          4,097
 Dividends payable...........................      1,391          1,404
 Taxes Other Than Income.....................        627            690
 Other accounts..............................      1,711          2,352
                                                 -------        -------
                                                 $26,400        $39,990
                                                 =======        =======
Accrued Liabilities
 Employee benefits...........................    $ 2,883        $ 3,182
 Taxes other than income.....................      8,014          7,886
 Interest payable............................      5,948          1,742
 Other accrued...............................      2,018            940
                                                 -------        -------
                                                 $18,863        $13,750
                                                 =======        =======
Other Liabilities
 Postretirement benefits other than pension..    $ 3,266        $   898
 Accrued pension cost........................      3,005          2,299
 Taxes other than income.....................         --          1,593
 Other.......................................      2,162            570
                                                 -------        -------
                                                 $ 8,433        $ 5,360
                                                 =======        =======

                          CABOT OIL & GAS CORPORATION

4.  LONG-TERM DEBT

  At March 31, 1995, the Company had borrowed $181 million against an available credit line of $260 million. The available credit line may be increased up to $300 million if supported by the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets.

  The Company has begun discussions with its banks to amend certain provisions of the revolving credit facility, including an extension of the revolving term. The Company expects the amendment to be finalized in the second quarter of this year. Management believes that the amendment will not have a material impact on the Company's ability to finance, if necessary, its capital requirements, including acquisitions. No principal payments are due in 1995, assuming the expected extension is obtained.

5.  CONTINGENCIES

  There have been no new developments with regard to the Barby lawsuit as described in the Company's 1994 Annual Report on Form 10-K other than as set forth below. On March 16, 1995 the Plaintiff appealed the decision of the trial court to the Oklahoma Supreme Court. The Plaintiffs have requested that the Oklahoma Supreme Court retain the case. Retention by the Oklahoma Supreme Court is discretionary. No decision on retention by the Court has been received.

6.  ACCOUNTING CHANGE

  Effective January 1, 1995, the Company changed from the property-by-property basis to the field basis of applying the unit-of-production method to calculate depreciation and depletion on producing oil and gas properties. The field basis provides for the aggregation of wells that have a common geological reservoir or field. The field basis provides a better matching of expenses with revenues over the productive life of the properties, and, therefore, the Company believes the new method is preferable to the property-by-property basis. Because the cumulative effect of the change in method from prior periods was insignificant, a pre-tax charge of $303 thousand, such amount ("pre-1995 amount") was included with depreciation, depletion and amortization ("DD&A") expense for the first quarter of 1995. The net effect of the change in method resulted in a $497 thousand decrease in DD&A expense and a $302 thousand increase in net earnings in the first quarter of 1995, including the impact of the pre-1995 amount. The pro forma impact on the results of operations in the first quarter of 1994, had the change in method been implemented at the beginning of 1994, would have been a decrease in DD&A expense of approximately $600 thousand and a $365 thousand increase in earnings. The Company projects the effect of the change in method for the full year of 1995 will reduce DD&A expense by approximately $2.5 to $3 million and will offset anticipated higher levels of DD&A expense due to reserve revisions.

7.  COST REDUCTION PROGRAM

  In January 1995, the Company announced a cost reduction program which included a voluntary early retirement program, a 15% targeted reduction in workforce and a consolidation of management in the Rocky Mountain, Anadarko and onshore Gulf Coast areas into a single Western Region. Accordingly, the Company

                                 CABOT OIL & GAS CORPORATION

7.  COST REDUCTION PROGRAM - CONTINUED

recognized a liability and charged to expense $6.8 million in termination benefits for 99 employees, or 20% of the total workforce, including 24 employees who elected early retirement. The employee terminations were made in virtually all departments both at the Company's corporate headquarters and each of the operating region/area offices. The termination benefits included $3.8 million for severance and related costs, of which $2.6 million was paid out by March 31, 1995 (remainder to be paid by year end), and a $3.0 million non-cash charge for curtailments to the Company's pension ($0.4 million) and postretirement ($2.6 million) benefits plans.

8.  ACCOUNTING FOR LONG-LIVED ASSETS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Effective for fiscal years beginning after December 15, 1995, FAS 121 attempts to standardize methods used to determine whether the costs of long-lived assets will be recovered, and how such cost should be tested for value impairment. The provisions of FAS 121 as they relate to the oil and gas industry are currently being interpreted by the industry, and additional analysis is necessary before a reasonable estimation of the effect of this pronouncement, if any, can be determined.

9.  NET REVENUE MARGINS ON NATURAL GAS SALES

  Natural gas revenue margins are comprised of the following:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                    ------------------
                                                     1995      1994
                                                    -------  --------
                                                  (in thousands, except
                                                       where noted)
Production and Purchased Gas, Excluding Brokered
 Sales volume (MMcf)..............................   23,264   18,385

 Natural gas revenue..............................  $42,480  $49,148
 Cost of natural gas..............................   15,196   14,801
                                                    -------  -------
 Net revenue margin...............................  $27,284  $34,347
                                                    =======  =======

Back-to-Back Brokered Gas
 Sales volume (MMcf)..............................    6,597    5,421

 Natural gas revenue..............................  $10,829  $14,600
 Cost of natural gas..............................   10,339   14,261
                                                    -------  -------
 Net revenue margin...............................  $   490  $   339
                                                    =======  =======

Total Company
 Sales volume (MMcf)..............................   29,861   23,806

 Natural gas revenue..............................  $53,309  $63,748
 Cost of natural gas..............................   25,535   29,062
                                                    -------  -------
 Net revenue margin...............................  $27,774  $34,686
                                                    =======  =======

Independent Certified Public Accountants' Report on Review of Interim Financial Information


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


  We have reviewed the accompanying consolidated condensed balance sheet of Cabot Oil & Gas Corporation as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


                                               Coopers & Lybrand L.L.P.

Houston, Texas
May 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following review of operations for the first quarter of 1995 and 1994 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements and the Notes included in the Company's Form 10-K for the year ended December 31, 1994.

OVERVIEW

   The Company's growth strategy through the exploitation of current development drilling opportunities, selective acquisitions and expanded marketing activities is sensitive to energy commodity prices, particularly the price of natural gas. The average natural gas price realized by the Company in the first quarter of 1995 was approximately 33% lower than the first quarter of 1994. These lower gas prices have significantly reduced earnings and cash flows, partially offset by the benefits of higher production and lower unit costs.

   Due to the continued weakness in natural gas prices, the Company has reduced the level of capital spending planned for 1995. The Company's capital and exploration expenditures budget for 1995 is $28.4 million, down $52.4 million from the 1994 capital and exploration expenditures, excluding the acquisition of Washington Energy Resources Company ("WERCO") in May 1994. During the first quarter of 1995, the Company drilled 4 net wells and realized a drilling success rate of 75%, compared to 27 net wells with a drilling success rate of 96% for the first quarter of 1994.

   Natural gas sales were 29.9 Bcf, up 6.1 Bcf, or 25%, compared with the 1994 first quarter. The increase is due to production, up over 25%, and the expanded marketing of third-party natural gas, up 30%. Both of these increases are primarily due to the WERCO acquisition. Gas volumes and revenue margins associated with the Company's marketing activities (see Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q) are presented in two categories, (1) production and purchased gas marketed through the Company's gathering and pipeline facilities and (2) purchased gas marketed in back-to-back or brokered arrangements ("brokered"). The contribution to operating income provided by brokered sales was approximately 6 cents per Mcf in the first quarter of 1995, compared with approximately 5 cents per Mcf in the first quarter of 1994.

   In response to the challenging price environment, the Company recorded a $4.1 million charge to earnings, or $0.18 per share, for a cost reduction program which consisted primarily of a 20% staff reduction, achieved through early retirement and involuntary termination programs. The pre-tax charges related to this action totalled $6.8 million, comprised of $3.8 million in salary and other severance related expense ($2.6 million paid during the quarter) and a $3.0 million non-cash charge for curtailments to pension ($0.4 million) and postretirement ($2.6 million) benefits plans. Costs are expected to be reduced annually by approximately $4 to $5 million.

   The Company continued to reduce its operating costs. In the first quarter of 1995, controllable operating costs and expense, consisting of operating, exploration and administrative expenses, were $0.79 per Mcfe produced, as compared with $1.00 per Mcfe produced in the first quarter of 1994 and $0.93 per Mcfe for the year of 1994. This improvement reflects the Company's continued focus on cost control along with some impact of the cost reduction program mentioned above.

   As mentioned in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, in the first quarter of 1995, the Company changed its method of accounting for depletion of capital costs from the property-by-property basis to the field basis. The Company made this change since it believes the new method provides better matching of revenues and expenses over the productive lives of the assets, and therefore, is preferable to the method previously employed.

   Through several transactions, the Company recorded the sale of certain non-core oil and gas properties located in its Western Region. The proceeds from the sales, totalling $5.5 million, are to be used to reduce the Company's outstanding debt. The Company expects to record a similar sale of properties in the second quarter with total proceeds of approximately $2.6 million.

   The Company continues to assess market conditions and commodity prices and will modify it business plans as warranted.


FINANCIAL CONDITION

   CAPITAL RESOURCES AND LIQUIDITY

   The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to market production on a cost-effective basis. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. During latter 1994 and 1995, however, natural gas prices have dropped significantly while demand has remained reasonably high. While the Company did not reduce sales volumes, the drop in gas prices has significantly reduced cash flows during this period.

   Primary sources of cash for the Company were from funds generated from operations and bank borrowings. Primary uses of cash were funds used in operations, exploration and development expenditures, acquisitions, repayment of debt and dividends.

   The Company had a net cash outflow of $0.4 million in the first quarter of 1995. Net cash inflow from operating and investing activities totalled $7.6 million in the current quarter, funding substantially all of the $5.9 million net reduction of the Company's bank debt and dividends paid.


                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      1995        1994
                                                      ----        ----
                                                        (in millions)
Cash Flows Provided by Operating Activities        $  12.0     $  27.2
                                                    ======      ======

  Cash flows from operating activities in the 1995 first quarter were lower by $15.2 million compared to the corresponding quarter of 1994 primarily due to lower natural gas prices, higher debt service due to increased bank debt and non-recurring charges related to the cost reduction program.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                        1995        1994
                                                        ----        ----
                                                         (in millions)
Cash Flows Used by Investing Activities               $  4.4     $  14.5
                                                       =====      ======

  Cash flows used by investing activities in the first quarters of 1995 and 1994 were substantially attributable to capital and exploration expenditures of $4.7 million and $14.6 million, respectively.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                        1995        1994
                                                        ----        ----
                                                         (in millions)
Cash Flows Used by Financing Activities               $  8.0     $  12.3
                                                       =====      ======

  Cash flows used by financing activities were primarily debt reductions under the Company's revolving credit facility.

  Under the Company's revolving credit facility, the available credit line, currently $260 million, is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets. If supported by such an adjustment, the credit line presently may be increased up to $300 million. The Company has begun discussions with its banks to amend certain provisions of the revolving credit facility, including an extension of the revolving term. The Company expects the amendment to be finalized in the second quarter of this year. Management believes that the amendment will not have a material impact on the Company's ability to finance, if necessary, its capital requirements, including acquisitions.

  The Company's 1995 debt service is projected to be approximately $25.0 million. No principal payments are due in 1995, assuming the expected extension is obtained on the revolving credit facility.

  Capitalization information on the Company is as follows:

                          MARCH 31,   DECEMBER 31,
                             1995         1994
                          ----------  -------------
                                (in millions)
Long-Term Debt..........     $261.3         $268.3
Stockholders' Equity
  Common Stock..........      142.9          151.8
 Preferred Stock........       91.3           91.3
                             ------         ------
 Total..................      234.2          243.1
                             ------         ------

Total Capitalization....     $495.5         $511.4
                             ======         ======
Debt to Capitalization..       52.7%          52.5%

  CAPITAL AND EXPLORATION EXPENDITURES

  The following table presents major components of capital and exploration expenditures:

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                        1995        1994
                                        ----        ----
                                         (in millions)
Capital Expenditures
 Drilling and Facilities.......         $ 2.6   $ 9.1
 Leasehold Acquisitions........           0.2     1.1
 Pipeline and Gathering........           0.0     1.1
 Other.........................           0.2     0.4
                                        -----   -----
                                          3.0    11.7
                                        -----   -----
 Proved Property Acquisitions..           0.1     1.9
Exploration Expenses...........           1.6     1.0
                                        -----   -----
 Total.........................         $ 4.7   $14.6
                                        =====   =====

  Total capital and exploration expenditures in the first quarter of 1995 decreased $9.9 million compared to the same quarter of 1994, primarily due to a reduced capital spending program for 1995.

  The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

  The Company has a $28.4 million capital and exploration expenditures budget for 1995 which includes $16.2 million for drilling and facilities and exploration expenses and $7.3 million for proved property acquisitions. Compared to the 1994 capital and exploration expenditures, excluding the WERCO acquisition, the 1995 budgeted expenditures are down 65% due to continued low
natural gas prices.   The Company plans to drill 20 to 30 wells, net to its
interest, in 1995 compared with 169 net wells drilled in 1994.

  During the first quarter of 1995, the Company paid dividends of $0.9 million on the Common Stock and $1.4 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending March 31, 1995. The dividend will be paid May 31, 1995 to shareholders of record as of May 18, 1995.


  OTHER ISSUES AND CONTINGENCIES

  There have been no new developments with regard to the Barby lawsuit as described in the Company's 1994 Annual Report on Form 10-K other than as set forth below. On March 16, 1995 the Plaintiff appealed the decision of the trial court to the Oklahoma Supreme Court. The Plaintiffs have requested that the Oklahoma Supreme Court retain the case. Retention by the Oklahoma Supreme Court is discretionary. No decision on retention by the Court has been received.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Effective for fiscal years beginning after December 15, 1995, FAS 121 attempts to standardize methods used to determine whether the costs of long-lived assets will be recovered, and how such cost should be tested for value impairment. The provisions of FAS 121 as they relate to the oil and gas industry are currently being interpreted by the industry, and additional analysis is necessary before a reasonable estimation of the effect of this pronouncement, if any, can be determined.

  CONCLUSION

  The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The Company's average first quarter 1995 natural gas price decreased 33% compared to the average natural gas price received for the first quarter 1994. Counter to the historical trend in which the industry typically realized higher natural gas prices in the winter heating season, natural gas prices continued to decline in the first quarter 1995 from the depressed price levels that began in latter 1994. This continued deterioration of gas prices in 1995 significantly impacted the Company's operating results, reducing earnings and cash flows in the first quarter. Given the volatility of natural gas prices in recent years, management cannot predict with certainty what pricing levels will be for the remainder of 1995. Should the present pricing levels continue through the end of the year, management would expect to report a net loss for each of the remaining quarters in 1995. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures.

  The Company remains committed to its plan to pursue potential acquisitions as part of its stated corporate strategy. Such acquisitions may require capital resources beyond those provided from operations.

The Company's ability to fund such acquisitions, if necessary, with external financing is dependent, among other things, upon available borrowing capacity under its committed bank line and the Company's access to and the general conditions of debt and equity capital markets.

  The Company believes that higher production volumes and natural gas prices over time coupled with its continuing efforts to reduce costs will return the
Company to profitability.   Furthermore, the Company believes its capital
resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements, including acquisitions.

RESULTS OF OPERATIONS

  For the purpose of reviewing the Company's results of operations, "Net Income
(Loss)" is defined as net income (loss) applicable to common shareholders.

  SELECTED FINANCIAL AND OPERATING DATA

                                       THREE MONTHS ENDED MARCH 31,
                                       -----------------------------
                                             1995     1994
                                            ------   ------
                                      (in millions, except where noted)
Revenues.............................       $ 58.2   $ 65.8
Costs and Expenses...................         63.1     54.3
Operating Income (Loss)..............         (5.4)    11.6
Interest Expense.....................          5.9      2.9
Net Income (Loss)....................         (8.2)     4.7
Earnings (Loss) Per Share............       $(0.36)  $ 0.23

Natural Gas Production (Bcf)
 Appalachia..........................          7.4      7.2
 West................................          8.0      5.1
                                            ------   ------
 Total Company.......................         15.4     12.3
                                            ======   ======

Natural Gas Sales (Bcf)
 Appalachia..........................         15.1     16.9
 West................................         14.8      6.9
                                            ------   ------
 Total Company.......................         29.9     23.8
                                            ======   ======

Natural Gas Prices ($/Mcf)
 Appalachia..........................       $ 2.19   $ 2.94
 West................................       $ 1.37   $ 2.04
 Total Company.......................       $ 1.79   $ 2.68

Crude/Condensate
 Volume (MBbl).......................          185       82
 Price $/Bbl.........................       $16.84   $13.43

  FIRST QUARTERS OF 1995 AND 1994 COMPARED

  Net Income (Loss) and Revenues. The Company reported a net loss in the first quarter 1995 of $8.2 million, or $0.36 per share, including $3.9 million, or $0.17 per share, from recurring operations and $4.3 million, or $0.19 per share,
from a cost reduction program implemented in the first quarter.   During the
corresponding quarter of 1994, the Company reported earnings of $4.7 million, or $0.23 per share. Operating income (loss) decreased $16.9 million. Operating revenues decreased $7.7 million. Natural gas made up 92%, or $53.3 million, of operating revenue. The decrease in operating revenues was driven primarily by a 33% decrease in the average natural gas price, partially offset by a 25% increase in natural gas sales volumes due to higher production (up 25%) and gas purchased for resale (up 30%) as discussed below. Net income (loss) and operating income (loss) were similarly impacted by the decline in the average natural gas price, as well as higher depreciation expense and additional financing cost associated with the WERCO acquisition and the cost reduction program (discussed below).

  Natural gas sales volumes were down 1.8 Bcf to 15.1 Bcf in the Appalachian Region primarily due to a 2.0 Bcf decrease in gas purchased for resale. Production volume in the Appalachian Region was virtually unchanged, up 0.2 Bcf. Natural gas sales volumes were up 7.9 Bcf to 14.8 Bcf in the Western Region due to higher production, up 2.8 Bcf, or 56%, and gas purchased for resale, up 5.0 Bcf, all of which are primarily attributable to the WERCO acquisition.

  The average Appalachian natural gas sales price decreased $0.75 per Mcf, or 26%, to $2.19, decreasing operating revenues by approximately $11.3 million. In the Western Region, the average natural gas sales price decreased $0.67 per Mcf, or 33%, to $1.37, decreasing operating revenues by approximately $9.9 million. Due to the weighted mix of sales volume, the overall weighted average natural gas sales price decreased $0.89 per Mcf, or 33%, to $1.79.

  Crude oil and condensate sales increased 103 MBbl, or 126%, due primarily to the WERCO acquisition.

  Costs and Expenses. Total costs and expenses increased $8.8 million, or 16%, due primarily to the following:

  . The costs of natural gas decreased $3.5 million to $25.5 million. The decrease was primarily due to a $0.89 per Mcf decrease in the average price of gas purchased for resale, partially offset by a 3.1 Bcf increase in gas purchased for resale and gas exchanges.

  . Exploration expense increased $0.6 million, or 63%, due largely to higher exploration administrative costs attributable to staff additions from the WERCO acquisition.

  . Depreciation, depletion, amortization and impairment expense increased $4.7 million, or 48%, due primarily to the WERCO acquisition.

  . Taxes other than income increased $0.3 million, or 11%, due primarily to higher production.

  . The cost reduction program consisted primarily of a 20% staff reduction, achieved through early retirement and involuntary termination programs. The pre-tax charges related to this action totalled $6.8 million, comprised of $3.8 million in salary and other severance related expense ($2.6 million paid during the quarter) and a $3.0 million non-cash charge for curtailments to pension and postretirement benefits plans.

  Income tax expense was down $7.9 million due to the comparable decrease in earnings (loss) before income tax.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       15.1  --  Awareness letter of independent accountants.
       15.2  --  Preferability letter of independent accountants.
       27    --  Article 5. Financial Data Schedule for First Quarter
                 1995 Form 10-Q

   (b) Reports on Form 8-K
          None

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CABOT OIL & GAS CORPORATION
                                     (Registrant)



                                By:   /s/ John H. Lollar
                                    ----------------------------------------
May 10, 1995                    John H. Lollar, Chairman of the Board, Chief
                                Executive Officer and President

                                (Principal Financial Officer and Officer Duly
                                 Authorized to Sign on Behalf of the Registrant)