Form 10-K/A
period 1994-12-31
CABOT OIL & GAS CORP
filed 1995-06-29
CIK 858470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                         Commission File Number 1-10447

                          CABOT OIL & GAS CORPORATION
             (Exact name of registrant as specified in it charter)

                         DELAWARE              04-3072771
                 (State of incorporation) (IRS Employer ID No.)

    15375 Memorial Drive, Houston, Texas 77079       (713) 589-4600
     (Address of principal executive office)     (Registrant's telephone)

      The registrant hereby amends the annual report on Form 10-K to include under Part IV, Item 14, a(3) the following:

            EXHIBIT 99.1 - Annual Report on Form 11-K for the Cabot
               Oil & Gas Corporation Savings Investment Plan

                          CABOT OIL & GAS CORPORATION

                     INDEX TO FORM 10-K/A, AMENDMENT NO. 1



                                                                   PAGE

  Signature page  . . . . . . . . . . . . . . . . . . . . . . . .    2

  Exhibit 99.1 - Annual Report on Form 11-K for the Cabot
   Oil & Gas Savings Investment Plan

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             CABOT OIL & GAS CORPORATION




                                             BY: /S/  CHARLES P. SIESS, JR
                                                 -------------------------
                                                 CHAIRMAN, CHIEF EXECUTIVE
                                                  OFFICER AND PRESIDENT


June 28, 1995