Form 10-Q
period 1995-06-30
CABOT OIL & GAS CORP
filed 1995-08-14
CIK 858470

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   ---------
                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended   June 30, 1995


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


                                   No Change
  (Former name, former address and fiscal year, if changed since last report)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                                                  No


     As of July 31, 1995, there were 22,777,996 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                                            CABOT OIL & GAS CORPORATION
                                           INDEX TO FINANCIAL STATEMENTS




Part I.  Financial Information                                                                           Page No.
     Item 1. Financial Statements

         Condensed Consolidated Statement of Operations for the Three and Six
             Months Ended June 30, 1995 and 1994                                                              3

         Condensed Consolidated Balance Sheet at June 30, 1995 and
             December 31, 1994                                                                                4

         Condensed Consolidated Statement of Cash Flows for the Three and Six
             Months Ended June 30, 1995 and 1994                                                              5

         Notes to Condensed Consolidated Financial Statements                                                 6

         Independent Accountants' Report on Review of
             Interim Financial Information                                                                   11

     Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   12


Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                                                                21

Signature                                                                                                    22


                                    CABOT OIL & GAS CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                             (In Thousands, Except Per Share Amounts)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                      June 30,
                                                             ---------------------        ----------------------
                                                               1995          1994            1995          1994
                                                              ------        ------         -------       -------
REVENUES
   Natural Gas.........................................     $ 47,151      $ 52,492       $ 100,460     $ 116,240
   Crude Oil and Condensate............................        3,149         2,801           6,272         3,902
   Other...............................................        1,053         1,160           2,743         2,151
                                                              ------        ------         -------       -------
                                                              51,353        56,453         109,475       122,293

COSTS AND EXPENSES
   Costs of Natural Gas...............................        21,732        22,400          47,268        51,463
   Direct Operations..................................         6,614         8,697          13,907        16,156
   Exploration........................................         1,333         2,095           2,991         3,112
   Depreciation, Depletion and Amortization...........        13,145        13,615          26,830        22,834
   Impairment of Unproved Properties..................         1,128           970           2,049         1,690
   General and Administrative.........................         5,191         4,187           9,453         8,366
   Taxes Other Than Income............................         2,871         2,978           5,791         5,593
   Cost Reduction Program.............................            -             -            6,820            -
                                                              ------        ------         -------       -------
                                                              52,014        54,942         115,109       109,214
   Gain (Loss) On Sale Of Assets......................           (16)            2            (409)           15
                                                              ------        ------         -------       -------
   INCOME (LOSS) FROM OPERATIONS......................          (677)        1,513          (6,043)       13,094
   Interest Expense...................................         5,735         3,798          11,596         6,675
                                                              ------        ------         -------       -------
   Income (Loss) Before Income Taxes..................        (6,412)       (2,285)        (17,639)        6,419
   Income Tax Expense (Benefit).......................        (2,515)         (901)         (6,921)        2,568
                                                              ------        ------         -------       -------
   NET INCOME (LOSS) .................................        (3,897)       (1,384)        (10,718)        3,851
   Dividend Requirement On Preferred Stock............         1,391         1,096           2,770         1,648
                                                              ------        ------         -------       -------
   NET INCOME (LOSS) APPLICABLE TO
      COMMON STOCKHOLDERS.............................      $ (5,288)     $ (2,480)      $ (13,488)    $   2,203
                                                              ======        ======         =======       =======

   EARNINGS (LOSS) PER COMMON SHARE...................      $  (0.23)     $  (0.11)     $    (0.59)    $    0.10
                                                              ======        ======         =======       =======

   Average Common Shares Outstanding..................        22,775        21,992          22,770        21,292
                                                              ======        ======         =======       =======

See accompanying notes to these condensed consolidated financial statements.

                                    CABOT OIL & GAS CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                           (In Thousands)

                                                                                      June 30,             Dec. 31,
                                                                                        1995                 1994
                                                                                      -------              -------
ASSETS
Current Assets
   Cash and Cash Equivalents..................................................      $   2,310            $   3,773
   Accounts Receivable........................................................         31,408               38,166
   Inventories................................................................          5,263                8,384
   Other......................................................................          1,173                1,696
     Total Current Assets.....................................................         40,154               52,019
                                                                                      -------              -------
Properties and Equipment (Successful Efforts Method)..........................        606,007              634,934
Other Assets..................................................................          1,433                1,399
                                                                                      -------              -------
                                                                                    $ 647,594            $ 688,352
                                                                                      =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-Term Debt............................................................      $      29            $       -
   Accounts Payable...........................................................         36,341               39,990
   Accrued Liabilities........................................................         13,378               13,750
                                                                                      -------              -------
     Total Current Liabilities................................................         49,748               53,740
Long-Term Debt................................................................        250,307              268,363
Deferred Income Taxes.........................................................        111,421              117,807
Other Liabilities.............................................................          8,085                5,360
Commitments and Contingencies (Note 6)
Stockholders' Equity
   Preferred Stock:
     Authorized--5,000,000 Shares of $.10 Par Value
     Issued and Outstanding - $3.125 Cumulative Convertible
       Preferred; $50 Stated Value; 692,439 Shares in 1995 and 1994
       - 6% Convertible Redeemable Preferred; $50 Stated
       Value; 1,134,000 Shares in 1995 and 1994...............................            183                  183
   Common Stock:
     Authorized--40,000,000 Shares of $.10 Par Value
     Issued and Outstanding--22,775,894 Shares and
       22,757,007 Shares as of June 30, 1995 and
       December 31, 1994, Respectively........................................          2,277                2,275
   Additional Paid-in Capital.................................................        241,734              241,471
   Accumulated Deficit........................................................        (16,161)                (847)
                                                                                      -------              -------
     Total Stockholders' Equity...............................................        228,033              243,082
                                                                                      -------              -------
                                                                                    $ 647,594            $ 688,352
                                                                                      =======              =======

See accompanying notes to these condensed consolidated financial statements.

                                   CABOT OIL & GAS CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                          (In Thousands)

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30,                     June 30,
                                                                 --------------------         ---------------------
                                                                   1995         1994            1995          1994
                                                                  ------       ------         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).......................................      $ (3,897)    $ (1,384)      $ (10,718)    $   3,851
  Adjustments to Reconcile Net Income (Loss) to
    Cash Provided by Operating Activities:
      Depletion, Depreciation and Amortization............        13,145       13,615          26,830        22,834
      Impairments of Unproved Properties..................         1,128          970           2,049         1,690
      Deferred Income Taxes...............................        (2,764)        (771)         (6,387)        2,033
      Loss (Gain) on Sale of Assets.......................            16           (2)            409           (15)
      Exploration Expense.................................         1,333        2,095           2,991         3,112
      Other, Net..........................................          (925)        (370)          3,007          (772)
  Changes in Assets and Liabilities:
      Accounts Receivable.................................         1,221        9,052           6,758         9,458
      Inventories.........................................        (1,825)      (3,309)          3,121          (410)
      Other Current Assets ...............................          (243)          74             522            75
      Other Assets........................................            15            5             (35)           21
      Accounts Payable & Accrued Liabilities..............         5,341        2,823          (4,735)        8,405
      Other Liabilities...................................          (137)        (365)            569          (677)
                                                                 -------      -------         -------      --------
  Net Cash Provided By Operating..........................        12,408       22,433          24,381        49,605
                                                                 -------      -------         -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures ...................................        (4,958)     (21,391)         (8,025)      (34,934)
  Cost of Major Acquisition (1)...........................            -       (68,888)             -        (68,888)
  Proceeds from Sale of Assets (Note 11)..................         7,383          156           7,696           176
  Exploration Expense.....................................        (1,333)      (2,095)         (2,991)       (3,112)
                                                                 -------      -------         -------      --------
  Net Cash Provided (Used) By Investing ..................         1,092      (92,218)         (3,320)     (106,758)
                                                                 -------      -------         -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock....................................            37           58             261            98
  Increase in Debt........................................         5,900       73,998           7,000        76,038
  Decrease in Debt........................................       (18,000)      (3,000)        (25,027)      (16,000)
  Dividends Paid..........................................        (2,456)      (1,450)         (4,758)       (2,784)
                                                                 -------      -------         -------      --------
  Net Cash Provided (Used) By Financing...................       (14,519)      69,606         (22,524)       57,352
                                                                 -------      -------         -------      --------
Net Increase (Decrease) In Cash
  and Cash Equivalents....................................        (1,019)        (179)         (1,463)          199
Cash and Cash Equivalents, Beginning of Period............         3,329        3,275           3,773         2,897
                                                                 -------      -------         -------      --------
Cash and Cash Equivalents, End of Period..................      $  2,310    $   3,096       $   2,310     $   3,096
                                                                 =======      =======         =======      ========

---------------
(1) Excludes non-cash consideration of $97.5 million of the Company's common stock and preferred stock issued in connection with the Washington Energy Resources Company acquisition in May 1994.

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

     In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments (except as described in the Notes to the Condensed Consolidated Financial Statements), necessary for a fair presentation.


2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                                                  June 30,             December 31,
                                                                                    1995                   1994
                                                                                  --------               --------
                                                                                         (in thousands)
     Unproved oil and gas properties........................................  $     16,658            $    20,847
     Proved oil and gas properties..........................................       795,521                796,390
     Gathering and pipeline systems.........................................       147,232                146,131
     Land, building and improvements........................................         5,519                  5,533
     Other..................................................................        14,602                 13,875
                                                                                  --------               --------
                                                                                   979,532                982,776
     Accumulated depreciation, depletion and amortization..................       (373,525)              (347,842)
                                                                                  --------               --------
                                                                              $    606,007            $   634,934
                                                                                  ========               ========

3.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest and income taxes are comprised as follows:

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                 ------------------------               ------------------------
                                                  1995              1994                 1995              1994
                                                 ------            ------               ------            ------
                                                                         (in thousands)
     Interest expense.....................    $   9,786         $   5,268           $   11,440        $    6,264

     Income taxes.........................    $      30         $      12           $       30        $       12

                          CABOT OIL & GAS CORPORATION

4.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                                                  June 30,             December 31,
                                                                                    1995                   1994
                                                                                  --------               --------
                                                                                            (in thousands)
     Accounts Receivable
       Trade accounts....................................................       $  29,827              $  36,246
       Other accounts....................................................           2,944                  3,245
                                                                                   ------                 ------
                                                                                   32,771                 39,491
       Allowance for doubtful accounts...................................          (1,363)                (1,325)
                                                                                   ------                 ------
                                                                                $  31,408              $  38,166
                                                                                   ======                 ======
     Inventories
       Natural gas in storage............................................       $   3,625              $   5,777
       Tubular goods and well equipment..................................           1,879                  2,120
       Exchange balances.................................................            (241)                   487
                                                                                   ------                 ------
                                                                                $   5,263              $   8,384
                                                                                   ======                 ======
     Accounts Payable
       Trade accounts....................................................       $   8,453              $  10,818
       Natural gas purchases.............................................           7,488                  7,938
       Royalty and other owners..........................................           8,843                 12,691
       Capital costs.....................................................           1,397                  4,097
       Dividends payable.................................................           1,237                  1,404
       Taxes Other Than Income...........................................             517                    690
       Other accounts....................................................           8,406                  2,352
                                                                                   ------                 ------
                                                                                $  36,341              $  39,990
                                                                                   ======                 ======
     Accrued Liabilities
       Employee benefits.................................................       $   2,735              $   3,182
       Taxes other than income...........................................           7,548                  7,886
       Interest payable..................................................           1,898                  1,742
       Other accrued.....................................................           1,197                    940
                                                                                   ------                 ------
                                                                                $  13,378              $  13,750
                                                                                   ======                 ======
     Other Liabilities
       Postretirement benefits other than pension........................       $   3,055              $     898
       Accrued pension cost..............................................           2,979                  2,299
       Other.............................................................           2,051                  2,163
                                                                                   ------                 ------
                                                                                $   8,085              $   5,360
                                                                                   ======                 ======

                          CABOT OIL & GAS CORPORATION

5.   LONG-TERM DEBT

     At June 30, 1995, the Company had borrowed $170 million against an available credit line of $235 million. The available credit line is subject to revision based on the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets.

     The Company amended certain provisions of the revolving credit facility in the second quarter of 1995, including a decrease in the credit line from $260 to $235 million and an extension of the revolving term to June 1996. Management believes that the amendment did not have a material impact on the Company's ability to finance, if necessary, its capital requirements, including acquisitions. No principal payments are due in 1995.

6.   CONTINGENCIES

     There have been no new developments with regard to the Barby lawsuit as described in the Company's 1994 Annual Report on Form 10-K other than as set forth below. On March 16, 1995, Barby appealed the decision of the trial court to the Oklahoma Supreme Court. Barby requested that the Oklahoma Supreme Court retain the case. Subsequently, the Oklahoma Supreme Court decided not to retain the case and assigned the appeal to the Oklahoma Court of Appeals.

7.  ACCOUNTING CHANGE

     Effective January 1, 1995, the Company changed from the property-by-property basis to the field basis of applying the unit-of-production method to calculate depreciation and depletion on producing oil and gas properties. The field basis provides for the aggregation of wells that have a common geological reservoir or field. The field basis provides a better matching of expenses with revenues over the productive life of the properties, and, therefore, the Company believes the new method is preferable to the property-by-property basis. Because the cumulative effect of the change in method from prior periods was insignificant, a pre-tax charge of $303 thousand, such amount ("pre-1995 amount") was included with depreciation, depletion and amortization ("DD&A") expense for the six months of 1995. The net effect of the change in method resulted in a $1,933 thousand decrease in DD&A expense and a $1,175 thousand increase in net earnings in the six months of 1995, including the impact of the pre-1995 amount. The pro forma impact on the results of operations in the first six months of 1994, had the change in method been implemented at the beginning of 1994, would have been a decrease in DD&A expense of approximately $1,270 thousand and a $770 thousand increase in earnings. The Company projects the effect of the change in method for the full year of 1995 will reduce DD&A expense by approximately $3 to $3.5 million.

8.  COST REDUCTION PROGRAM

     In January 1995, the Company announced a cost reduction program which included a voluntary early retirement program, a 15% targeted reduction in workforce and a consolidation of management in the Rocky Mountain, Anadarko and onshore Gulf Coast areas into a single Western Region. Accordingly, the Company

                          CABOT OIL & GAS CORPORATION

8.  COST REDUCTION PROGRAM - continued

recognized a liability and charged to expense $6.8 million in termination benefits for 99 employees, or 20% of the total workforce, including 24 employees who elected early retirement. The employee terminations were made in virtually all departments both at the Company's corporate headquarters and each of the operating region/area offices. The termination benefits included $3.8 million for severance and related costs, of which $3.5 million was paid out by June 30, 1995 (remainder to be paid by year end), and a $3.0 million non-cash charge for curtailments to the Company's pension ($0.4 million) and postretirement ($2.6 million) benefits plans.

9.  ACCOUNTING FOR LONG-LIVED ASSETS

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

10.  NET REVENUE MARGINS ON NATURAL GAS SALES

     Natural gas revenue margins were comprised of the following:

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                 ------------------------               ------------------------
                                                  1995              1994                 1995              1994
                                                 ------            ------               ------            ------
                                                                (in thousands, except where noted)
Production and Royalty Gas
     Sales volume (MMcf)..................       18,474            17,364               40,508            34,178

     Natural gas revenue..................    $  32,297         $  37,089           $   72,536        $   82,114
     Cost of natural gas..................        7,531             8,137               20,774            19,315
                                                 ------            ------               ------            ------
     Net revenue margin...................    $  24,766         $  28,952           $   51,762        $   62,799
                                                 ======            ======               ======            ======
Brokered Gas (*)
     Sales volume (MMcf)..................        9,300             7,009               17,132            14,008

     Natural gas revenue..................    $  14,854         $  15,403           $   27,924        $   34,126
     Cost of natural gas..................       14,202            14,263               26,494            32,148
                                                 ------            ------               ------            ------
     Net revenue margin...................    $     652         $   1,140           $    1,430        $    1,978
                                                 ======            ======               ======            ======

                          CABOT OIL & GAS CORPORATION

10.  NET REVENUE MARGINS ON NATURAL GAS SALES - continued

                                                   Three Months Ended                       Six Months Ended
                                                         June 30,                               June 30,
                                                 ------------------------               ------------------------
                                                  1995              1994                 1995              1994
                                                 ------            ------               ------            ------
                                                               (in thousands, except where noted)
Total Company
     Sales volume (MMcf)..................       27,774            24,373               57,640            48,186

     Natural gas revenue..................    $  47,151         $  52,492           $  100,460        $  116,240
     Cost of natural gas..................       21,733            22,400               47,268            51,463
                                                 ------            ------               ------            ------
     Net revenue margin...................    $  25,418         $  30,092           $   53,192        $   64,777
                                                 ======            ======               ======            ======

-------------
     (*)  Includes back-to-back and third-party purchase brokerage activities.

11.  SALE OF NON-CORE OIL AND GAS PROPERTIES

     To reduce debt, the Company sold various non-core oil and gas properties in the Western Region, obtaining proceeds of $7.7 million through the second quarter of 1995.

Independent Certified Public Accountants' Report on Review of Interim Financial
 Information


To the Board of Directors and Stockholders
Cabot Oil & Gas Corporation:


       We have reviewed the accompanying consolidated condensed balance sheet of Cabot Oil & Gas Corporation as of June 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 11, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

       The following review of operations for the second quarter and first six months of 1995 and 1994 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements and the Notes included in the Company's Form 10-K for the year ended December 31, 1994.

Overview

       The Company's growth strategy through the exploitation of current development drilling opportunities, selective acquisitions and expanded marketing activities is sensitive to energy commodity prices, particularly the price of natural gas. The average natural gas price realized by the Company in the second quarter of 1995 was approximately 21% lower than the second quarter of 1994, resulting in the lowest quarterly price since becoming a publicly traded company in 1990. These lower gas prices have significantly reduced earnings and cash flows, partially offset by the benefits of higher production and lower unit costs.

       During the second quarter, John H. Lollar resigned as Chairman, Chief Executive Officer and President. These offices were assumed by Charles P. Siess, Jr., member of the Board of Directors and former Chairman, Chief Executive Officer and President of the Company.

       In response to market conditions, the Company continues to focus on reducing debt while conducting a smaller drilling program than in prior years, comprised of the highest return opportunities and obligatory development to maintain lease positions. To reduce debt, the Company sold various non-core oil and gas properties in the Western Region, obtaining proceeds of $7.7 million through the second quarter. Other properties are presently being reviewed for possible sale in the second half of 1995. Future reductions in debt will also be achieved by applying benefits of the cost reduction program and anticipated proceeds from certain non-recurring events. This focus has resulted in a net debt reduction of $18 million since the beginning of 1995.

       Also, as gas prices decline to a level approaching the Company's combined finding and variable lifting costs, production and sales at those prices become undesirable. Accordingly, the Company curtailed a small amount of gas production in July 1995, and a larger amount in August, all from the Rocky Mountains area of the Western Region. These actions are not expected to have a significant impact on the Company's cash flows.

       The Company's capital and exploration expenditures plan for 1995 is $43.5 million, down $37.2 million from the 1994 capital and exploration expenditures, excluding the acquisition of Washington Energy Resources Company ("WERCO") in May 1994. During the six months of 1995, the Company drilled 13 net wells and realized a drilling success rate of 73%, compared to 117 net wells with a drilling success rate of 97% for the six months of 1994.

       Natural gas sales were 27.8 Bcf, up 3.4 Bcf, or 14%, compared with the 1994 second quarter. The increase is due to the expanded marketing of brokered natural gas, up 33%. Gas volumes and net revenue margins associated with the Company's marketing activities (see Note 10 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q) are presented in two categories, (1) production and royalty gas marketed through the Company's gathering and pipeline facilities and (2) brokered gas marketed in back-to-back or brokered arrangements ("brokered"). The contribution to net revenue margin provided by brokered sales was approximately 7 cents per Mcf in the second quarter of 1995, compared with approximately 16 cents per Mcf in the second quarter of 1994, when higher natural gas prices typically supported higher margins. The reduction in net revenue margin also reflects an increase in lower margin brokered sales in the Western Region.

       The Company continued to reduce its operating costs in the second quarter of 1995. Controllable operating costs and expense, consisting of direct operations, exploration, and general and administrative expenses, were $0.82 per Mcfe produced, as compared with $0.94 per Mcfe produced in the second quarter of 1994 and $0.93 per Mcfe for the year of 1994. This improvement reflects the Company's continued focus on cost control along with the impact of the cost reduction program implemented in the first quarter of 1995 (see Note 8 of the notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q).

       The Company continues to assess market conditions and commodity prices and will modify its business plans as warranted.


Financial Condition

       Capital Resources and Liquidity

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to market production on a cost-effective basis. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. During latter 1994 and 1995, however, natural gas prices have dropped significantly while demand has remained reasonably high. While the Company increased sales volumes, the drop in gas prices has significantly reduced cash flows during this period.

       Primary sources of cash for the Company were from funds generated from operations and bank borrowings. Primary uses of cash were funds used in exploration and development expenditures, acquisitions, repayment of debt and dividends.

       The Company had a net cash outflow of $1.5 million in the first six months of 1995. Net cash inflow from operating activities and asset sales totalled $32.1 million in the period, substantially funding capital and exploration expenditures of $11.0 million, net debt reductions of $18.0 million and dividend payments of $4.8 million.

                                                                                     Six Months Ended June 30,
                                                                                    ---------------------------
                                                                                    1995                   1994
                                                                                    ----                   ----
                                                                                            (in millions)
Cash Flows Provided by Operating Activities.................................      $ 24.4                 $ 49.6

     Cash flows from operating activities in the 1995 six months were lower by $25.2 million compared to the corresponding six months of 1994 primarily due to lower natural gas prices, higher interest expense due to increased bank debt and non-recurring charges related to the cost reduction program and other related severance costs.

                                                                                     Six Months Ended June 30,
                                                                                   ----------------------------
                                                                                    1995                  1994
                                                                                   ------                ------
                                                                                            (in millions)
Cash Flows Used by Investing Activities.....................................       $ 3.3                $ 106.8

     Cash flows used by investing activities in the six months of 1995 and 1994 were substantially attributable to capital and exploration expenditures of $11.0 million (offset by $7.7 million in proceeds from the sale of certain non-core oil and gas properties) and $106.9 million (including $68.9 million for the WERCO acquisition), respectively.

                                                                                     Six Months Ended June 30,
                                                                                   -----------------------------
                                                                                    1995                   1994
                                                                                   ------                 ------
                                                                                            (in millions)
Cash Flows Provided (Used) by Financing Activities..........................     $ (22.5)                $ 57.4

     Cash flows provided (used) by financing activities were primarily debt reductions in 1995 and debt increases in 1994 under the revolving credit facility. The debt reductions in 1995 were funded in part by cash flows from operations and from the aforementioned $7.7 million in sale proceeds from non-core properties. The $60.0 million increase under the revolving credit facility in 1994 was directly attributable to the financing associated with the WERCO acquisition.

     Under the Company's revolving credit facility, the available credit line, currently $235 million, is subject to revision based on the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets. The Company amended certain provisions of the revolving credit facility in the second quarter of 1995, including a decrease in the available credit line from $260 to $235 million and an extension of the revolving term to June 1996. Management believes that the amendment did not have a material impact on the Company's ability to finance, if necessary, its capital requirements, including acquisitions.

     The Company's 1995 interest expense is projected to be approximately $23 million. No principal payments are due in 1995.

     Capitalization information on the Company is as follows:

                                                                                 June 30,             December 31,
                                                                                   1995                   1994
                                                                                 --------               --------
                                                                                            (in millions)
Long-Term Debt..............................................................   $   250.3               $  268.3
Stockholders' Equity
     Common Stock...........................................................       136.7                  151.8
     Preferred Stock........................................................        91.3                   91.3
     Total     .............................................................       228.0                   243.1

Total Capitalization........................................................   $   478.3               $  511.4
Debt to Capitalization......................................................        52.3%                  52.5%

     Capital and Exploration Expenditures

     The following table presents major components of capital and exploration expenditures:

                                                                                     Six Months Ended June 30,
                                                                                    ---------------------------
                                                                                    1995                   1994
                                                                                    ----                   ----
                                                                                           (in millions)
     Capital Expenditures
           Drilling and Facilities..........................................   $     5.8               $   26.9
           Leasehold Acquisitions...........................................          -                     1.8
           Pipeline and Gathering ..........................................         0.9                    3.4
           Other............................................................         0.2                    0.9
                                                                                    ----                  -----
                                                                                     6.9                   33.0
                                                                                    ----                  -----
           Proved Property Acquisitions.....................................         1.1                  209.6 (1)
     Exploration Expenses...................................................         3.0                    3.1
                                                                                    ----                  -----
           Total............................................................   $    11.0               $  245.7
                                                                                    ====                  =====

------------
     (1) Includes $207.6 million attributable to the the WERCO acquisition of which $97.5 million was non-cash consideration of the Company's preferred and common stock and $31.9 million was a non-cash component relating to deferred taxes for the difference in book and tax bases.

     Total capital spending is down most notably in the area of proved property acquisitions due to the $207.6 million WERCO acquisition in 1994. The remaining decrease is due primarily to a reduced capital spending program for 1995.

     The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     The Company has planned $43.5 million of capital and exploration expenditures for 1995 which includes $22.7 million for drilling and facilities and exploration expenses and $9.0 million for proved property acquisitions. Compared to the 1994 capital and exploration expenditures, excluding the WERCO acquisition, 1995 planned expenditures are down 46% due to continued low natural gas prices. The Company plans to drill 60 to 70 wells, net to its interest, in 1995 compared with 169 net wells drilled in 1994.

     During the first half of 1995, the Company paid dividends of $1.8 million on the Common Stock and $3.0 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending June 30, 1995. The dividend will be paid August 31, 1995 to shareholders of record as of August 17, 1995.


     Other Issues and Contingencies

     There have been no new developments with regard to the Barby lawsuit as described in the Company's 1994 Annual Report on Form 10-K other than as set forth below. On March 16, 1995, Barby appealed the decision of the trial court to the Oklahoma Supreme Court. Barby requested that the Oklahoma Supreme Court retain the case. Subsequently, the Oklahoma Supreme Court decided not to retain the case and assigned the appeal to the Oklahoma Court of Appeals.

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

     Conclusion

     The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The continued deterioration of gas prices in 1995 significantly impacted the Company's operating results, reducing earnings and cash flows in the second quarter. Given the volatility of natural gas prices in recent years, management cannot predict with certainty what pricing levels will be for the remainder of 1995. Should the present pricing levels continue through the end of the year, management would expect to report a net loss for each of the remaining quarters in 1995. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures.

     While present conditions make such actions difficult, the Company remains committed to its plan to pursue potential acquisitions as part of its long-term corporate strategy. Such acquisitions may require capital resources beyond those provided from operations. The Company's ability to fund such acquisitions, if necessary, with external financing is dependent, among other things, upon available borrowing capacity under its committed bank line and the Company's access to and the general conditions of debt and equity capital markets.

     The Company believes that debt reduction aided by asset rationalization, production increases from the exploitation of its highest return exploration and development opportunities, and continuing efforts to improve efficiency and reduce operating cost will return the Company to profitability. Furthermore, the Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements, including acquisitions.

Results of Operations

     For the purpose of reviewing  the  Company's  results of  operations,  "Net
Income   (Loss)"  is  defined  as  net  income   (loss)   applicable  to  common
stockholders.

Selected Financial and Operating Data

                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                              -------------------            --------------------
                                                               1995         1994              1995          1994
                                                              ------       ------            ------        ------
                                                                                (in millions)
Revenues................................................    $  51.4      $  56.5           $ 109.5       $ 122.3
Costs and Expenses......................................       52.0         54.9             115.1         109.2
Operating Income (Loss).................................       (0.7)         1.5              (6.0)         13.1
Interest Expense........................................        5.7          3.8              11.6           6.7
Net Income (Loss).......................................       (5.3)        (2.5)            (13.5)          2.2
Earnings (Loss) Per Share...............................    $ (0.23)     $ (0.11)          $ (0.59)      $  0.10

Natural Gas Production (Bcf)
     Appalachia.........................................        7.0          7.3              14.4          14.5
     West...............................................        7.9          7.4              15.8          12.6
                                                               ----         ----              ----          ----
     Total Company......................................       14.9         14.7              30.2          27.1
                                                               ====         ====              ====          ====
Natural Gas Sales (Bcf)
     Appalachia.........................................       12.0         13.5              27.0          30.5
     West...............................................       15.8         10.9              30.7          17.7
                                                               ----         ----              ----          ----
     Total Company......................................       27.8         24.4              57.7          48.2
                                                               ====         ====              ====          ====
Natural Gas Prices ($/Mcf)
     Appalachia.........................................      $2.12        $2.47             $2.16         $2.71
     West...............................................      $1.38        $1.75             $1.38         $1.89
     Total Company......................................      $1.70        $2.15             $1.74         $2.41

Crude/Condensate
     Volume (MBbl)......................................        166          171               351           253
     Price $/Bbl........................................     $19.00       $16.38            $17.86        $15.42

Second Quarters of 1995 and 1994 Compared

Net Loss and Revenues. The Company reported a net loss in the second quarter 1995 of $5.3 million, or $0.23 per share, including $4.8 million, or $0.21 per share, from recurring operations and $0.5 million, or $0.02 per share, primarily due to severance costs in connection with the resignation of the former Chairman and Chief Executive Officer. During the corresponding quarter of 1994, the Company reported a loss of $2.5 million, or $0.11 per share. Operating income decreased $2.2 million. Operating revenues decreased $5.1 million. Natural gas made up 92%, or $47.2 million, of operating revenue. The decrease in operating revenues was driven primarily by a 21% decrease in the average natural gas price, partially offset by a 14% increase in natural gas sales volumes due to higher gas purchased for resale (up 33%) as discussed below. Net loss and operating income (loss) were similarly impacted by the decline in the average natural gas price, as well as higher depletion expense and higher interest expense associated with the WERCO acquisition.

     Natural gas sales volumes were down 1.5 Bcf to 12.0 Bcf in the Appalachian Region primarily due to a 2.1 Bcf decrease in gas purchased for resale. Production volume in the Appalachian Region was down 0.3 Bcf, or 4%. Natural gas sales volumes were up 4.9 Bcf to 15.8 Bcf in the Western Region due primarily to gas purchased for resale, up 4.9 Bcf.

     The average Appalachian natural gas sales price decreased $0.35 per Mcf, or 14%, to $2.12, decreasing operating revenues by approximately $4.2 million. In the Western Region, the average natural gas sales price decreased $0.37 per Mcf, or 21%, to $1.38, decreasing operating revenues by approximately $6.1 million. Because Western Region sales volume, relative to total Company sales volume, was up significantly, the weighted average natural gas price for the total Company decreased $0.45 per Mcf, or 21%, to $1.70, weighted more heavily by the lower average price in the Western Region.

     Crude oil and condensate sales remained virtually unchanged, down 5 MBbl.

Costs and Expenses Total costs and expenses decreased $2.9 million, or 5%, due primarily to the following:

o The costs of natural gas decreased $0.7 million to $21.7 million. The decrease was primarily due to a $0.52 per Mcf decrease in the average price of gas purchased for resale, partially offset by a 3.1 Bcf increase in gas purchased for resale and gas exchanges.

o Direct operations expense decreased $2.1 million, or 24%, due in large part to the weather related timing of lease maintenance work and workovers performed (approx. $0.8 million), reductions in field and regional office expense due primarily to the cost reduction program (approx. $0.6 million), and a $0.3 million decrease in compressor rental and overhaul expenses.

o Exploration expense decreased $0.8 million, or 36%, due largely to lower dry hole and geological and geophysical costs.

o General and administrative expense increased $1.0 million, or 24%, due primarily to the severance costs in connection with the resignation of the former Chairman and Chief Executive Officer in the second quarter.

     Interest expense was up $1.9 million, or 51%, due to the increase in debt primarily attributable to the WERCO acquisition in 1994.

     Income tax benefit was up $1.6 million due to the comparable increase in the loss before income tax.

Six Months of 1995 and 1994 Compared

Net Income (Loss) and Revenues. The Company reported a net loss in the first half of 1995 of $13.5 million, or $0.59 per share, including $8.7 million, or $0.38 per share, from recurring operations and $4.8 million, or $0.21 per share, primarily due to the cost reduction program ($4.3 million) and the severance costs in connection with the resignation of the former Chairman and Chief Executive Officer. During the corresponding first half of 1994, the Company reported net income of $2.2 million, or $0.10 per share. Operating income decreased $19.1 million. Operating revenues decreased $12.8 million. Natural gas made up 92%, or $100.5 million, of operating revenue. The decrease in operating revenues was driven primarily by a 28% decrease in the average natural gas price, partially offset by a 20% increase in natural gas sales volumes due to higher natural gas production (up 12%) and gas purchased for resale (up 26%) as discussed below. Net income (loss) and operating income (loss) were similarly impacted by the decline in the average natural gas price, as well as higher depletion expense, higher interest expenses associated with the WERCO acquisition and the cost reduction program.

     Natural gas sales volumes were down 3.5 Bcf to 27.0 Bcf in the Appalachian Region primarily due to a 4.2 Bcf decrease in gas purchased for resale. Production volume in the Appalachian Region was virtually unchanged, down 0.1 Bcf. Natural gas sales volumes were up 13.0 Bcf to 30.7 Bcf in the Western Region due primarily to higher production volume (up 3.2 Bcf) and gas purchased for resale (up 10.0 Bcf), all of which are primarily due to the WERCO acquisition.

     The average Appalachian natural gas sales price decreased $0.55 per Mcf, or 20%, to $2.16, decreasing operating revenues by approximately $15.5 million. In the Western Region, the average natural gas sales price decreased $0.51 per Mcf, or 27%, to $1.38, decreasing operating revenues by approximately $15.2 million. Because Western Region sales volume, relative to total Company sales volume, was up significantly, the weighted average natural gas price for the total Company decreased $0.67 per Mcf, or 28%, to $1.74, weighted more heavily by the lower average price in the Western Region.

     Crude oil and condensate sales increased 98 MBbl, or 39%, due primarily to the WERCO acquisition.

Costs and Expenses Total costs and expenses decreased $5.9 million, or 5%, due primarily to the following:

o The costs of natural gas decreased $4.2 million to $47.3 million. The decrease was primarily due to a $0.69 per Mcf decrease in the average price of gas purchased for resale, partially offset by a 6.2 Bcf increase in gas purchased for resale and gas exchanges.

o Direct operations expense decreased $2.2 million, or 14%, due in large part to the weather related timing of lease maintenance work and workovers performed (approx. $0.9 million), reductions in field and regional office expense due primarily to the cost reduction program (approx. $0.6 million), and a $0.3 million decrease in compressor rental and overhaul expenses.

o Depreciation, depletion, amortization and impairment expense increased $4.4 million, or 18%, due primarily to the WERCO acquisition.

o General and administrative expense increased $1.1 million, or 13%, due primarily to the severance costs in connection with the resignation of the former Chairman and Chief Executive Officer in the second quarter.

o The cost reduction program, recorded in the first quarter, consisted primarily of a 20% staff reduction, achieved through early retirement and involuntary termination programs. The pre-tax charges related to this action totalled $6.8 million, comprised of $3.8 million in salary and other severance related expense

($3.5 million paid during the first half) and a $3.0 million non-cash charge for curtailments to pension and postretirement benefits plans.

     Interest expense was up $4.9 million, or 74%, due to the increase in debt primarily attributable to the WERCO acquisition in 1994.

     Income tax expense was down $9.5 million due to the comparable decrease in earnings before income tax.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 18, 1995, in Houston, Texas. Stockholders voted on the election of four directors for a three year term expiring in 1998, an amendment to the incentive stock option plan and the appointment of independent auditors for the year 1995. The voting results on these matters were as follows (in millions):

          (a) Election of Directors:

                                Votes
          Nominee           Received For     Votes Against       Abstentions
  ----------------------    ------------    --------------    ----------------
   Robert F. Bailey            22.740            0.093               -
   John G.L. Cabot             22.741            0.092               -
   William H. Knoell           22.737            0.095               -
   C. Wayne Nance              22.742            0.090               -

     The other Board of Directors with terms ending after 1995 are:
Samuel W. Bodman, Henry O. Boswell, William R. Esler, Carl M. Mueller, Charles
P. Siess, Jr. and William P. Vititoe.

          (b) Approval of the Amendment to the Incentive Stock Option Plan:

          Votes Received For:      20.051
          Votes Against:            2.765
          Abstentions:              0.017

          (c) Approval of appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company:

          Votes Received For:      22.775
          Votes Against:            0.045
          Abstentions:              0.130


Item 5.  Other Information

     On May 19, 1995, John H. Lollar resigned as Chairman, Chief Executive Officer and President of the Company. On such date, these offices were assumed by Charles P. Siess, Jr. On June 30, 1995, Ray R. Seegmiller joined the Company as Vice President and Chief Financial Officer.


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              15.1  --  Awareness letter of independent accountants.
              27    --  Article 5. Financial Data Schedule for second quarter
                         1995 Form 10-Q

       (b)    Reports on Form 8-K
                   None

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CABOT OIL & GAS CORPORATION
                                        (Registrant)



                              By:   /s/ Ray R. Seegmiller
                                   -------------------------------------
August 11, 1995                    Ray R. Seegmiller, Vice President and
                                   Chief Financial Officer


                                (Chief Financial Officer and Officer Duly
                                Authorized to Sign on Behalf of the Registrant)

                                                              EXHIBIT 15.1


Coopers & Lybrand L.L.P. Awareness Letter


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C.  20549


Re:    Cabot Oil & Gas Corporation
       Registration Statements on Form S-8



We are aware that our report dated August 11, 1995 on our review of the interim consolidated financial information of Cabot Oil & Gas Corporation for the three and six month periods ended June 30, 1995 and 1994 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of Section 7 and 11 of the Act.



                                            Coopers & Lybrand L.L.P.

Houston, Texas
August 11, 1995