Form 10-Q
period 1995-09-30
CABOT OIL & GAS CORP
filed 1995-11-14
CIK 858470

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   ---------
                                   FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended   September 30, 1995


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


          Yes  X                                                  No


         As of October 31, 1995, there were 22,779,723 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                                            CABOT OIL & GAS CORPORATION
                                           INDEX TO FINANCIAL STATEMENTS




Part I.  Financial Information                                                                            Page No.

     Item 1. Financial Statements

         Condensed Consolidated Statement of Operations for the Three and Nine
             Months Ended September 30, 1995 and 1994                                                         3

         Condensed Consolidated Balance Sheet at September 30, 1995 and
             December 31, 1994                                                                                4

         Condensed Consolidated Statement of Cash Flows for the Three and Nine
             Months Ended September 30, 1995 and 1994                                                         5

         Notes to Condensed Consolidated Financial Statements                                                 6

         Independent Accountants' Report on Review of
             Interim Financial Information                                                                   11

     Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                   12


Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                                                                21

Signature                                                                                                    22

                                   CABOT OIL & GAS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                            (In Thousands, Except Per Share Amounts)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                             ---------------------        ----------------------
                                                               1995          1994            1995          1994
                                                             -------       -------        --------      --------
REVENUES
   Natural Gas.........................................     $ 40,576      $ 50,320        $141,036      $166,560
   Crude Oil and Condensate............................        2,116         3,790           8,388         7,691
   Other (Note 13).....................................        5,290         1,648           8,033         3,800
                                                             -------       -------        --------      --------
                                                              47,982        55,758         157,457       178,051

COSTS AND EXPENSES
   Costs of Natural Gas...............................        18,359        21,515          65,627        72,978
   Direct Operations..................................         6,785         8,729          20,692        24,884
   Exploration........................................         2,025         2,198           5,016         5,310
   Depreciation, Depletion and Amortization...........        11,352        15,088          38,182        37,922
   Impairment of Unproved Properties..................         1,128           933           3,177         2,623
   Impairment of Long-Lived Assets (Note 9)...........       113,795            -          113,795            -
   General and Administrative.........................         3,274         4,456          12,727        12,824
   Taxes Other Than Income............................         2,983         3,294           8,775         8,887
   Cost Reduction Program.............................            -             -            6,820            -
                                                           ---------     ---------        --------    ---------
                                                             159,701        56,213         274,811       165,428
   Gain (Loss) On Sale Of Assets......................            10            32            (399)           48
                                                            --------      --------        --------     ---------
   INCOME (LOSS) FROM OPERATIONS......................      (111,709)         (423)       (117,753)       12,671
   Interest Expense...................................         5,523         4,632          17,118        11,308
                                                             -------       -------         -------      --------
   Income (Loss) Before Income Taxes..................      (117,232)       (5,055)       (134,871)        1,363
   Income Tax Expense (Benefit).......................       (45,313)       (2,024)        (52,234)          543
                                                            --------     ---------       ---------       -------
   NET INCOME (LOSS) .................................       (71,919)       (3,031)        (82,637)          820
   Dividend Requirement On Preferred Stock............         1,391         1,410           4,162         3,057
                                                             -------       -------        --------       -------
   NET INCOME (LOSS) APPLICABLE TO
      COMMON STOCKHOLDERS.............................     $ (73,310)     $ (4,441)     $  (86,799)    $  (2,237)
                                                            ========       =======       =========      ========

   EARNINGS (LOSS) PER COMMON SHARE...................      $  (3.22)    $   (0.20)      $   (3.81)    $   (0.10)
                                                             =======      ========        ========      ========

   Average Common Shares Outstanding..................        22,778        22,726          22,773        21,775
                                                             =======       =======         =======       =======


 See accompanying notes to these condensed consolidated financial statements.

                                      CABOT OIL & GAS CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                            (In Thousands)

                                                                                  September 30,         December 31,
                                                                                       1995                 1994
                                                                                    ---------            ---------
ASSETS
Current Assets
   Cash and Cash Equivalents..................................................    $     1,961          $     3,773
   Accounts Receivable........................................................         27,205               38,166
   Inventories................................................................          7,059                8,384
   Other......................................................................          1,714                1,696
                                                                                    ---------            ---------
     Total Current Assets.....................................................         37,939               52,019
Properties and Equipment (Successful Efforts Method)..........................        472,273              634,934
Other Assets..................................................................          1,442                1,399
                                                                                    ---------            ---------
                                                                                  $   511,654          $   688,352
                                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-Term Debt............................................................    $        29          $         -
   Accounts Payable...........................................................         27,405               39,990
   Accrued Liabilities........................................................         16,520               13,750
                                                                                     --------             --------
     Total Current Liabilities................................................         43,954               53,740
Long-Term Debt................................................................        240,307              268,363
Deferred Income Taxes.........................................................         65,486              117,807
Other Liabilities.............................................................          7,955                5,360
Commitments and Contingencies (Note 6)
Stockholders' Equity
   Preferred Stock:
     Authorized--5,000,000 Shares of $.10 Par Value
     Issued and Outstanding - $3.125 Cumulative Convertible
       Preferred;  $50  Stated  Value;  692,439  Shares  in 1995  and  1994 - 6%
       Convertible Redeemable Preferred; $50
       Stated Value; 1,134,000 Shares in 1995 and 1994........................            183                  183
   Common Stock:
     Authorized--40,000,000 Shares of $.10 Par Value
     Issued and Outstanding--22,779,266 Shares and
       22,757,007 Shares as of September 30, 1995 and
       December 31, 1994, Respectively........................................          2,278                2,275
   Additional Paid-in Capital.................................................        241,873              241,471
   Accumulated Deficit........................................................        (90,382)                (847)
                                                                                     --------             --------
     Total Stockholders' Equity...............................................        153,952              243,082
                                                                                      -------              -------
                                                                                  $   511,654          $   688,352
                                                                                     ========             ========


See accompanying notes to these condensed consolidated financial statements.

                                 CABOT OIL & GAS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                        (In Thousands)

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                 ---------------------        ----------------------
                                                                   1995         1994            1995          1994
                                                                 --------     --------        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).......................................     $ (71,919)    $ (3,031)      $ (82,637)         $820
  Adjustments to Reconcile Net Income (Loss) to
    Cash Provided by Operating Activities:
      Depletion, Depreciation and Amortization............        11,352       15,088          38,182        37,922
      Impairments of Unproved Properties..................         1,128          933           3,177         2,623
      Impairments of Long-Lived Assets (Note 9)...........       113,795           -          113,795            -
      Deferred Income Taxes...............................       (45,935)      (1,418)        (52,321)          615
      Loss (Gain) on Sale of Assets.......................           (10)         (32)            399           (48)
      Exploration Expense.................................         2,025        2,198           5,016         5,310
      Other, Net..........................................          (473)        (282)          2,530        (1,054)
  Changes in Assets and Liabilities:
      Accounts Receivable.................................         4,203        1,195          10,961        10,653
      Inventories.........................................        (1,797)      (2,418)          1,325        (2,828)
      Other Current Assets ...............................          (540)         327             (18)          401
      Other Assets........................................            (9)        (307)            (43)         (287)
      Accounts Payable & Accrued Liabilities..............        (5,515)      (6,359)        (10,250)        2,049
      Other Liabilities...................................            82          217             652          (461)
                                                                --------     --------        --------      --------
  Net Cash Provided By Operating..........................         6,387        6,111          30,768        55,715
                                                                 -------      -------         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures ...................................        (2,907)     (25,179)        (10,933)      (60,113)
  Cost of Major Acquisition (Note 12).....................         8,402       (9,403)          8,402       (78,291)
  Proceeds from Sale of Assets (Notes 11 & 14)............         2,019          146           9,716           322
  Exploration Expense.....................................        (2,025)      (2,198)         (5,016)       (5,310)
                                                                --------     --------         -------      --------
  Net Cash Provided (Used) By Investing ..................         5,489      (36,634)          2,169      (143,392)
                                                                --------     --------         -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock....................................            78          226             339           323
  Increase in Debt........................................            -        33,535           7,000       109,574
  Decrease in Debt........................................       (10,000)          -          (35,027)      (16,000)
  Dividends Paid..........................................        (2,303)      (2,017)         (7,061)       (4,800)
                                                               ---------    ---------        --------      --------
  Net Cash Provided (Used) By Financing...................       (12,224)      31,744         (34,749)       89,097
                                                                --------     --------        --------      --------

Net Increase (Decrease) In Cash
  and Cash Equivalents....................................          (349)       1,221          (1,812)        1,420
Cash and Cash Equivalents, Beginning of Period............         2,310        3,096           3,773         2,897
                                                                 -------     --------        --------      --------
Cash and Cash Equivalents, End of Period..................      $  1,961    $   4,317       $   1,961     $   4,317
                                                                 =======     ========        ========      ========


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

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                                                September 30,          December 31,
                                                                                    1995                   1994
                                                                                  --------               --------
                                                                                            (in thousands)
     Unproved oil and gas properties........................................  $     16,330            $    20,847
     Proved oil and gas properties..........................................       789,047                796,390
     Gathering and pipeline systems.........................................       147,424                146,131
     Land, building and improvements........................................         5,513                  5,533
     Other..................................................................        14,749                 13,875
                                                                                  --------               --------
                                                                                   973,063                982,776
     Accumulated depreciation, depletion and amortization..................       (500,790)              (347,842)
                                                                                  --------               --------
                                                                              $    472,273            $   634,934
                                                                                  ========               ========

3.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash payments for interest and income taxes are comprised as follows:

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                                 ------------------------               ------------------------
                                                  1995              1994                 1995              1994
                                                 ------            ------               ------            ------
                                                                       (in thousands)
     Interest expense.....................    $   2,629         $   2,410           $   14,069        $    8,674

     Income taxes.........................    $       7         $       6           $       37        $       18

                          CABOT OIL & GAS CORPORATION

4.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                                                 Sept. 30,             December 31,
                                                                                    1995                   1994
                                                                                 ---------              ---------
                                                                                          (in thousands)
     Accounts Receivable
       Trade accounts....................................................       $  25,962              $  36,246
       Other accounts....................................................           2,598                  3,245
                                                                                  -------                -------
                                                                                   28,560                 39,491
       Allowance for doubtful accounts...................................          (1,355)                (1,325)
                                                                                  -------                -------
                                                                                $  27,205              $  38,166
                                                                                  =======                =======
     Inventories
       Natural gas in storage............................................       $   5,560              $   5,777
       Tubular goods and well equipment..................................           1,746                  2,120
       Exchange balances.................................................            (247)                   487
                                                                                   ------                -------
                                                                                $   7,059              $   8,384
                                                                                   ======                 ======
     Accounts Payable
       Trade accounts....................................................       $   6,207              $  10,818
       Natural gas purchases.............................................           7,603                  7,938
       Royalty and other owners..........................................           7,456                 12,691
       Capital costs.....................................................           1,197                  4,097
       Dividends payable.................................................           1,237                  1,404
       Taxes Other Than Income...........................................             484                    690
       Other accounts....................................................           3,221                  2,352
                                                                                  -------                -------
                                                                                $  27,405              $  39,990
                                                                                  =======                =======
     Accrued Liabilities
       Employee benefits.................................................       $   2,425              $   3,182
       Taxes other than income...........................................           8,553                  7,886
       Interest payable..................................................           4,792                  1,742
       Other accrued.....................................................             750                    940
                                                                                  -------               --------
                                                                                $  16,520              $  13,750
                                                                                  =======                =======
     Other Liabilities
       Postretirement benefits other than pension........................       $   2,842              $     898
       Accrued pension cost..............................................           3,061                  2,299
       Other.............................................................           2,052                  2,163
                                                                                  -------                -------
                                                                                $   7,955              $   5,360
                                                                                  =======                =======

                          CABOT OIL & GAS CORPORATION

5.   LONG-TERM DEBT

     At September 30, 1995, the Company had borrowed $160 million against an available credit line of $235 million. The available credit line is subject to revision based on the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets.

     The Company amended certain provisions of the revolving credit facility in the second quarter of 1995, refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements included in the Company's Form 10-Q for the quarter ended June 30, 1995 for further discussion.

6.   CONTINGENCIES

     There have been no new material developments with regard to the Barby lawsuit as described in the Company's 1994 Annual Report on Form 10-K other than as set forth below. On March 16, 1995, Barby appealed the decision of the trial court to the Oklahoma Supreme Court. Barby requested that the Oklahoma Supreme Court retain the case. Subsequently, the Oklahoma Supreme Court decided not to retain the case and assigned the appeal to the Oklahoma Court of Appeals.

     In September 1995, Barby filed a separate action in state court in Oklahoma, purporting to represent all similarly situated royalty owners in Oklahoma, alleging improper calculation of royalties and seeking actual and punitive damages. The Company has denied the material allegations of the complaint. No formal discovery has yet been conducted.

7.  ACCOUNTING CHANGE

     Effective January 1, 1995, the Company changed from the property-by-property basis to the field basis of applying the unit-of-production method to calculate depreciation and depletion on producing oil and gas properties. The net effect of the change in method resulted in a $2,899 thousand decrease in DD&A expense and a $1,762 thousand increase in net earnings in the nine months of 1995, including the impact of the pre-1995 amount of $303 thousand. The pro forma impact on the results of operations in the nine months of 1994, had the change in method been implemented at the beginning of 1994, would have been a decrease in DD&A expense of approximately $1,587 thousand and a $965 thousand increase in earnings. The Company projects the effect of the change in method for the full year of 1995 will reduce DD&A expense by approximately $3.5 to $4.0 million. For further discussion, refer to Note 7 of the Notes to the Condensed Consolidated Financial Statements included in the Company's Form 10-Q for the quarter ended June 30, 1995.

8.  COST REDUCTION PROGRAM

     In the first quarter of 1995, the Company recorded a $6.8 million charge ($4.1 million after tax) in termination benefits for a 20% reduction of the total workforce. For further discussion, refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements included in the Company's Form 10-Q for the quarter ended June 30, 1995.

                          CABOT OIL & GAS CORPORATION

9.  ACCOUNTING FOR LONG-LIVED ASSETS

     Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. Under SFAS 121, the Company reviewed the impairment of oil and gas properties and related assets on an economic unit basis. For each economic unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the economic unit was recognized. Fair value, on a economic unit basis, was estimated to be the present value of expected future net cash flows over the economic lives of the reserves. As a result of the adoption of SFAS 121, the Company recognized a non-cash charge during the third quarter of $113.8 million ($69.1 million after tax).

10.  NET REVENUE MARGINS ON NATURAL GAS SALES

     Natural gas revenue margins were comprised of the following:

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                                --------------------------             --------------------------
                                                  1995              1994                 1995              1994
                                                --------          --------             --------          --------
                                                               (in thousands, except where noted)
Production and Royalty Gas
     Sales volume (MMcf)..................       15,990            19,483               56,516            53,661

     Natural gas revenue..................    $  26,405         $  36,712           $   98,941        $  118,826
     Cost of natural gas..................        4,622             8,677               25,396            27,992
                                                 ------            ------              -------           -------
     Net revenue margin...................    $  21,783         $  28,035           $   73,545        $   90,834
                                                 ======            ======              =======           =======

Brokered Gas (*)
     Sales volume (MMcf)..................        9,977             7,014               27,109            21,022

     Natural gas revenue..................    $  14,171         $  13,608           $   42,095        $   47,734
     Cost of natural gas..................       13,737            12,838               40,231            44,986
                                                 ------            ------              -------           -------
     Net revenue margin...................    $     434         $     770           $    1,864        $    2,748
                                                =======           =======             ========           =======

Total Company
     Sales volume (MMcf)..................       25,967            26,497               83,625            74,683

     Natural gas revenue..................    $  40,576         $  50,320           $  141,036        $  166,560
     Cost of natural gas..................       18,359            21,515               65,627            72,978
                                                 ------            ------              -------           -------
     Net revenue margin...................    $  22,217         $  28,805           $   75,409        $   93,582
                                                 ======            ======              =======           =======

     (*)  Includes back-to-back and third-party purchase brokerage activities.

                          CABOT OIL & GAS CORPORATION

11.  SALE OF NON-CORE OIL AND GAS PROPERTIES

     To reduce debt, the Company sold various non-core oil and gas properties in the Western Region, obtaining proceeds of $7.9 million through the third quarter of 1995.

12.  VALUATION ADJUSTMENT

     The Company received an $8.4 million net cash settlement in connection with a valuation adjustment on the 1994 Washington Energy Resources Company acquisition ("WERCO Valuation Adjustment"). The WERCO Valuation Adjustment was recorded as a reduction to the net book value of certain oil and gas properties purchased in the WERCO acquisition.

13.  OTHER REVENUE

     The Company recorded $4.6 million ($4.1 million net of severance taxes) in other revenue in connection with the sale of certain Columbia Gas Transmission Corporation ("Columbia") bankruptcy claims. The claims related to the remaining value of gas sales in contracts terminated by Columbia as part of its bankruptcy filing in 1991.

14.  MONETIZATION OF SECTION 29 TAX CREDITS

     During the third quarter, the Company completed a transaction to monetize the value of Section 29 tax credits from most of its qualifying Appalachian properties. The transaction provided cash of $1.8 million at closing, which was recorded as a reduction to the net book value of natural gas properties, and will generate additional revenues through 2002 estimated at $14 million ($2.0 million in the first twelve months) related to the value of future Section 29 tax credits attributable to these properties. Employing a volumetric production payment structure, the production, revenues, expenses and proved reserves related to these properties will continue to be reported by the Company until the production payment is satisfied.

Independent Certified Public Accountants' Report on Review of Interim Financial
 Information


To the Board of Directors and Stockholders
Cabot Oil & Gas Corporation:


      We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of September 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the condensed consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


                                             COOPERS & LYBRAND L.L.P.

Houston, Texas
November 10, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following review of operations for the third quarters and nine months of 1995 and 1994 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements and the Notes included in the Company's Form 10-K for the year ended December 31, 1994.

Overview

       The Company's growth strategy through the exploitation of current development drilling opportunities, selective acquisitions and expanded marketing activities is sensitive to energy commodity prices, particularly the price of natural gas. The average natural gas price realized by the Company in the third quarter of 1995 was approximately 18% lower than the third quarter of 1994, replacing the second quarter of 1995 as the lowest quarterly price since the Company became publicly traded in 1990. These lower gas prices have significantly reduced earnings and cash flows, partially offset by the benefit of lower unit costs.

       Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As a result of this adoption, the Company recorded a non-cash charge of $113.8 million ($69.1 million after tax) in the third quarter. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further discussion of SFAS 121. While the adoption of SFAS 121 has no impact on cash flow or oil and gas reserves, the Company's depreciation, depletion and amortization rate per unit of production is expected to decrease in future periods by $0.13 to $0.15 per Mcfe.

       During the third quarter, the Company completed a transaction to monetize the value of Section 29 tax credits from most of its qualifying Appalachian properties. The transaction provided cash of $1.8 million at closing, which was recorded as a reduction to the net book value of natural gas properties, and will generate additional revenues through 2002 estimated at $14 million ($2.0 million in the first twelve months) related to the value of future Section 29 tax credits attributable to these properties. Employing a volumetric production payment structure, the production, revenues, expenses and proved reserves related to these properties will continue to be reported by the Company until the production payment is satisfied. A smaller but similar transaction monetizing Section 29 tax credits from the Company's Rocky Mountain properties is expected to be completed in the fourth quarter.

       The Company recorded $4.6 million ($4.1 million net of severance taxes) in other revenue during the third quarter in connection with the sale of claims related to certain gas sales contracts with Columbia Gas Transmission Corporation ("Columbia"). The claims related to the remaining value of gas sales contracts terminated by Columbia as part of its 1991 bankruptcy filing.

       In response to market conditions, the Company continues to focus on reducing debt while conducting a smaller drilling program than in prior years, comprised of the highest return opportunities and obligatory development to maintain lease positions. A large portion of the $10 million debt reduction in the third quarter was funded by an $8.4 million net cash settlement received in connection with a valuation adjustment on the 1994 Washington Energy Resources Company acquisition ("WERCO Valuation Adjustment"). Future reductions in debt will also be achieved by applying benefits of the cost reduction program and anticipated proceeds from certain future transactions. This focus has resulted in a net debt reduction of $28 million since the beginning of 1995.

       Also, as gas prices decline to a level approaching the Company's combined finding and variable lifting costs, production and sales at those prices become undesirable. Accordingly, the Company curtailed approximately 12 MMcf of production per day in August and September, all from the Rocky Mountains area of the Western Region. These actions did not have a significant impact on the Company's cash flows. Rocky Mountain market prices improved to a level allowing the Company to return the curtailed wells to production in October.

       The Company's capital and exploration expenditures plan ("program spending") for 1995 is $28.1 million, down $52.6 million from the 1994 capital and exploration expenditures, excluding the WERCO acquisition. Program spending for 1995 was revised downward from the second quarter estimate of $43.5 million primarily due to rescheduling of certain drilling and acquisition plans to 1996. During the nine months of 1995, the Company drilled 23 net wells and realized a drilling success rate of 77%, compared to 158 net wells with a drilling success rate of 96% for the nine months of 1994.

       Natural gas sales were 26.0 Bcf for the third quarter of 1995, including 10 Bcf from the marketing of brokered natural gas, compared to 26.5 Bcf in the third quarter of 1994, including 7.0 Bcf from the marketing of brokered natural gas. Gas volumes and net revenue margins associated with the Company's marketing activities (see Note 10 of the Notes to the Condensed Consolidated Financial Statements) are presented in two categories, (1) production and royalty gas marketed through the Company's gathering and pipeline facilities and (2) brokered gas marketed in back-to-back or brokered arrangements ("brokered"). The contribution to net revenue margin provided by brokered sales was approximately 5 cents per Mcf in the third quarter of 1995, compared with approximately 7 cents per Mcf in the third quarter of 1994, when higher natural gas prices typically supported higher margins. The reduction in net revenue margin also reflects an increase in lower margin brokered sales in the Western Region.

       The Company continued to reduce its operating costs in the third quarter of 1995. Controllable operating costs and expenses, consisting of direct operations, exploration and general and administrative expenses, were $0.85 per Mcfe produced as compared with $0.88 per Mcfe produced in the third quarter of 1994 and $0.93 per Mcfe for the year of 1994. This improvement reflects the Company's continued focus on cost control along with the impact of the cost reduction program implemented in the first quarter of 1995 (see Note 8 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q).

       The Company continues to assess market conditions and commodity prices and will modify its business plans as warranted.


Financial Condition

       Capital Resources and Liquidity

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to market production on a cost-effective basis. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. During latter 1994 and 1995 to date, however, natural gas prices have dropped significantly while demand has remained reasonably high. While the Company increased year-to-date sales volumes, the drop in gas prices has significantly reduced cash flows during this period.

       Primary sources of cash for the Company were from funds generated from operations and bank borrowings. Primary uses of cash were funds used in exploration and development expenditures, acquisitions, repayment of debt and dividends.

       The Company had a net cash outflow of $1.8 million in the nine months of 1995. Net cash inflows from operating activities, asset sales and the WERCO Valuation Adjustment totalled $48.9 million in the period, substantially funding capital and exploration expenditures of $15.9 million, net debt reductions of $28.0 million and dividend payments of $7.1 million.

                                                                                   Nine Months Ended Sept. 30,
                                                                                   1995                   1994
                                                                                  ------                 ------
                                                                                          (in millions)
Cash Flows Provided by Operating Activities.................................   $    30.8               $   55.7
                                                                                  ======                 ======

     Cash flows from operating activities in the 1995 nine months were lower by $24.9 million compared to the corresponding nine months of 1994 primarily due to lower natural gas prices, higher interest expense due to increased bank debt and non-recurring charges related to the cost reduction program and other related severance costs, partially offset by proceeds from the sale of the Columbia bankruptcy claim.

                                                                                   Nine Months Ended Sept. 30,
                                                                                   1995                   1994
                                                                                  ------                 ------
                                                                                          (in millions)
Cash Flows Provided (Used) by Investing Activities..........................   $     2.2               $ (143.4)
                                                                                   =====                 ======

     Cash flows used by investing activities in the nine months of 1995 and 1994 were substantially attributable to capital and exploration expenditures of $15.9 million (offset by $9.7 million in proceeds from the sale of certain non-core oil and gas properties and $8.4 million from the WERCO Valuation Adjustment) and $143.7 million (including $78.3 million for the WERCO acquisition), respectively.

                                                                                   Nine Months Ended Sept. 30,
                                                                                   1995                   1994
                                                                                  ------                 ------
                                                                                          (in millions)
Cash Flows Provided (Used) by Financing Activities..........................   $   (34.7)              $   89.1
                                                                                   =====                  =====

     Cash flows provided (used) by financing activities were primarily debt reductions in 1995 and debt increases in 1994 under the revolving credit facility. The debt reductions in 1995 were funded in part by cash flows from operations and from the aforementioned sale proceeds from non-core properties and the WERCO Valuation Adjustment. The $93.6 million net increase under the revolving credit facility in 1994 was primarily attributable to the financing associated with the WERCO acquisition ($73.1 million) and the $6.2 million purchase of additional drilling locations in connection with another proved property acquisition.

     Under the Company's revolving credit facility, the available credit line, currently $235 million, is subject to revision based on the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets.

     The Company's 1995 interest expense is projected to be approximately $23 million. No principal payments are due in 1995.

     Capitalization information on the Company is as follows:

                                                                                 Sept. 30,            December 31,
                                                                                   1995                   1994
                                                                                  ------                 ------
                                                                                         (in millions)
Long-Term Debt..............................................................   $   240.3               $  268.3
Stockholders' Equity
     Common Stock...........................................................        62.7                  151.8
     Preferred Stock........................................................        91.3                   91.3
                                                                                  ------                 ------
     Total     .............................................................       154.0                  243.1
                                                                                  ------                 ------

Total Capitalization........................................................   $   394.3               $  511.4
                                                                                   =====                  =====
Debt to Capitalization......................................................        60.9%                  52.5%

     Since December 31, 1994, the debt-to-capitalization percentage increased from 52.5% to 60.9% largely due to the $113.8 million non-cash charge recorded in connection with the adoption of SFAS 121 in the third quarter of 1995.


     Capital and Exploration Expenditures

     The following table presents major components of capital and exploration expenditures:

                                                                                   Nine Months Ended Sept. 30,
                                                                                   1995                  1994
                                                                                  ------                ------
                                                                                         (in millions)
     Capital Expenditures
           Drilling and Facilities..........................................   $     8.8              $   42.2
           Leasehold Acquisitions...........................................         0.5                   3.4
           Pipeline and Gathering ..........................................         1.1                   6.4
           Other............................................................         0.1                   1.3
                                                                                   -----               -------
                                                                                    10.5                  53.3
                                                                                   -----                ------
           Proved Property Acquisitions (*).................................         0.4                 214.5
     Exploration Expenses...................................................         5.0                   5.3
                                                                                  ------                ------
           Total............................................................   $    15.9              $  273.1
                                                                                  ======                ======

------------
     (*) Excludes the $8.4 million WERCO Valuation Adjustment in 1995 and includes $207.6 million attributable to the WERCO acquisition in 1994 of which $97.5 million was non-cash consideration of the Company's preferred and common stock and $31.9 million was a non-cash component relating to deferred taxes for the difference in book and tax bases.

     Total capital spending is down most notably in the area of proved property acquisitions due to the $208.0 million WERCO acquisition in 1994. The remaining decrease is due primarily to a reduced capital spending program for 1995.

     The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     The Company has planned $28.1 million of capital and exploration expenditures for 1995 which includes $23.7 million for drilling and facilities and exploration expenses. Compared to the 1994 capital and exploration expenditures, excluding the WERCO acquisition, the Company has reduced 1995 planned expenditures by 65% in response to continued low natural gas prices. The Company plans to drill 50 to 60 wells, net to its interest, in 1995 compared with 169 net wells drilled in 1994.

     During the nine months of 1995, the Company paid dividends of $2.7 million on the Common Stock and $4.4 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending September 30, 1995. The dividend will be paid November 30, 1995 to shareholders of record as of November 16, 1995.


     Other Issues and Contingencies

     There have been no new material developments with regard to the Barby lawsuit as described in the Company's 1994 Annual Report on Form 10-K other than as set forth below. On March 16, 1995, Barby appealed the decision of the trial court to the Oklahoma Supreme Court. Barby requested that the Oklahoma Supreme Court retain the case. Subsequently, the Oklahoma Supreme Court decided not to retain the case and assigned the appeal to the Oklahoma Court of Appeals.

     In September 1995, Barby filed a separate action in state court in Oklahoma, purporting to represent all similarly situated royalty owners in Oklahoma, alleging improper calculation of royalties and seeking actual and punitive damages. The Company has denied the material allegations of the complaint. No formal discovery has yet been conducted.


     Conclusion

     The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The continued deterioration of gas prices in 1995 significantly impacted the Company's operating results, reducing earnings and cash flows in the third quarter. Given the volatility of natural gas prices in recent years, management cannot predict with certainty what pricing levels will be for the remainder of 1995. Should the present pricing levels continue through the end of the year, management would expect to report a net loss for the fourth quarter of 1995. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures.

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

Selected Financial and Operating Data

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                             -------------------            --------------------
                                                              1995         1994              1995          1994
                                                             ------       ------            ------        ------
                                                                                (in millions)
Revenues................................................    $  48.0      $  55.8           $ 157.5       $ 178.1
Costs and Expenses (1)..................................      159.7         56.2             274.8         165.4
Operating Income (Loss) (1).............................     (111.7)        (0.4)           (117.8)         12.7
Interest Expense........................................        5.5          4.6              17.1          11.3
Net Income (Loss) (1)...................................      (73.3)        (4.4)            (86.8)         (2.2)
Earnings (Loss) Per Share (1)...........................    $ (3.22)     $ (0.20)          $ (3.81)     $  (0.10)

Natural Gas Production (Bcf)
     Appalachia.........................................        6.6          7.6              21.0          22.1
     West...............................................        6.7          8.3              22.5          20.9
                                                               ----        -----             -----          ----
     Total Company......................................       13.3         15.9              43.5          43.0
                                                               ====         ====              ====          ====

Natural Gas Sales (Bcf)
     Appalachia.........................................       11.8         12.5              38.8          43.0
     West...............................................       14.2         14.0              44.8          31.7
                                                               ----        -----              ----          ----
     Total Company......................................       26.0         26.5              83.6          74.7
                                                               ====        =====              ====          ====

Natural Gas Prices ($/Mcf)
     Appalachia.........................................      $1.97        $2.14             $2.10         $2.56
     West...............................................      $1.22        $1.67             $1.33         $1.80
     Total Company......................................      $1.56        $1.90             $1.69         $2.23

Crude/Condensate
     Volume (MBbl)......................................        119          212               470           464
     Price $/Bbl........................................     $17.83       $17.92            $17.86        $16.56

----------
     (1) Included in the three and nine month periods ended September 30, 1995, is the impact of the $113.8 million ($69.1 million after tax or $3.03 per share) non-cash charge recorded in connection with the adoption of SFAS 121 in the third quarter.

Third Quarters of 1995 and 1994 Compared

Net Loss and Revenues. The Company reported a net loss in the third quarter 1995 of $73.3 million, or $3.22 per share, including $6.6 million, or $0.29 per share, from recurring operations and $66.7 million, or $2.93 per share, due to a $113.8 million charge ($69.1 million after tax) related to the adoption of SFAS 121, partially offset by other revenue of $4.1 million ($2.5 million after tax) in connection with the sale of a Columbia bankruptcy claim. During the corresponding quarter of 1994, the Company reported a loss of $4.4 million, or $0.20 per share. Operating income and operating revenues from recurring operations decreased $1.6 million and $12.4 million, respectively. Natural gas made up 94%, or $40.6 million, of operating revenue from recurring operations. The decrease in operating revenues was driven primarily by an 18% decrease in the average natural gas price. Net loss and operating income (loss) from recurring operations were similarly impacted by the decline in the average natural gas price, as well as higher interest expense associated with the WERCO acquisition.

     Natural gas sales volumes were down 0.8 Bcf to 11.8 Bcf in the Appalachian Region. Production volume in the Appalachian Region was down 1.0 Bcf, or 13% primarily due to decreased production resulting from higher pipeline curtailments and normal production declines that were not offset by new production due to the reduced drilling activity in 1995. Natural gas sales volumes were virtually unchanged at 14.2 Bcf in the Western Region. Production volume in the Western Region was down 1.6 Bcf, or 19%, resulting from 0.7 Bcf of shutin production in response to lower gas prices, the sale of non-core oil and gas properties and normal production declines not offset by new production due to the reduced drilling activity in 1995.

     The average Appalachian natural gas sales price decreased $0.17 per Mcf, or 8%, to $1.97, decreasing operating revenues by approximately $2.0 million. In the Western Region, the average natural gas sales price decreased $0.45 per Mcf, or 27%, to $1.22, decreasing operating revenues by approximately $6.5 million. The total Company natural gas price decreased $0.34 per Mcf, or 18%, to $1.56.

     Crude oil and condensate sales were down 93 MBbl to 119 MBbl due to the sale of various non-core oil and gas properties earlier in the year.

Costs and Expenses Total costs and expenses, excluding the $113.8 million impairment of long-lived assets (discussed above), decreased $10.3 million, or 18%, due primarily to the following:

o The costs of natural gas decreased $3.2 million to $18.4 million. The decrease was primarily due to a $0.40 per Mcf decrease in the average price of gas purchased for resale, partially offset by a 1.7 Bcf increase in gas purchased for resale (including gas exchanges and storage).

o Direct operations expense decreased $1.9 million, or 22%, due in large part to reductions in (1) lease maintenance work and workovers, (2) field and regional office expenses due primarily to the cost reduction program and (3) compressor rental and overhaul expenses.

o General and administrative expense decreased $1.2 million, or 27%, due to $0.5 million in cost savings from the cost reduction program in the first quarter and a $0.7 million downward revision in the provision for employee benefits costs for 1995.

o Depreciation, depletion, amortization and impairment ("DD&A") expense, excluding the $113.8 million impairment of long-lived assets in connection with SFAS 121, decreased $3.5 million, or 22%, due primarily to shutin production as discussed above and in part to the field level method of computing DD&A expense on producing oil and gas properties, adopted effective January 1, 1995. Due to the adoption of

SFAS 121, the Company's DD&A rate is expected to decrease in future periods by $0.13 to $0.15 per Mcfe.

     Interest expense was up $0.9 million, or 19%, due to the increase in debt primarily attributable to the WERCO acquisition in 1994.

     Income tax benefit was up $43.3 million due to the comparable increase in the loss before income tax. The Company's effective tax rate was virtually unchanged.

Nine Months of 1995 and 1994 Compared

Net Income (Loss) and Revenues. The Company reported a net loss in the nine months of 1995 of $86.8 million, or $3.81 per share, including $15.4 million, or $0.68 per share, from recurring operations and $71.4 million, or $3.13 per share, primarily due to a $113.8 million charge ($69.1 million after tax)
related to the adoption of SFAS 121 and $7.7 million ($4.9 million after tax) for the cost reduction program and other severance costs, offset in part by other revenue of $4.1 million ($2.5 million after tax) in connection with the sale of a Columbia bankruptcy claim. During the corresponding nine months of 1994, the Company reported a net loss of $2.2 million, or $0.10 per share. Operating income and operating revenues from recurring operations decreased $13.0 million and $25.2 million, respectively. Natural gas made up 92%, or $141.0 million, of operating revenue from recurring operations. The decrease in operating revenues from recurring operations was driven primarily by a 24% decrease in the average natural gas price, partially offset by a 12% increase in natural gas sales volumes due to higher gas purchased for resale (up 21%) as discussed below. Net income (loss) and operating income (loss) from recurring operations were similarly impacted by the decline in the average natural gas
price,  as  well  as  higher  interest   expenses   associated  with  the  WERCO
acquisition.

     Natural gas sales volumes were down 4.2 Bcf to 38.8 Bcf in the Appalachian Region primarily due to a 4.5 Bcf decrease in gas purchased for resale. Production volume in the Appalachian Region was down 1.1 Bcf, or 5%, to 21.0 Bcf due in part to higher pipeline curtailments and normal production declines not fully replaced by new production due to reduced drilling activity in 1995. Natural gas sales volumes were up 13.1 Bcf to 44.8 Bcf in the Western Region due primarily to higher production volume (up 1.7 Bcf) and gas purchased for resale (up 11.8 Bcf), all of which are primarily due to the WERCO acquisition.

     The average Appalachian natural gas sales price decreased $0.46 per Mcf, or 18%, to $2.10, decreasing operating revenues by approximately $17.7 million. In the Western Region, the average natural gas sales price decreased $0.46 per Mcf, or 26%, to $1.33, decreasing operating revenues by approximately $20.6 million. Because the proportion of lower priced Western Region sales volume relative to total Company sales volume was up significantly, the weighted average natural gas price for the total Company decreased $0.54 per Mcf, or 24%, to $1.69.

     Crude oil and condensate sales were virtually unchanged at 470 MBbl.

Costs and Expenses Total costs and expenses from recurring operations decreased $12.2 million, or 7%, due primarily to the following:

o The costs of natural gas decreased $7.4 million to $65.6 million. The decrease was primarily due to a $0.58 per Mcf decrease in the average price of gas purchased for resale, partially offset by an 8.5 Bcf increase in gas purchased for resale (including gas exchanges and storage).

o Direct operations expense decreased $4.2 million, or 17%, due in large part to reductions in (1) lease maintenance work and workovers, (2) field and regional office expenses due primarily to the cost reduction program, and (3) compressor rental and overhaul expenses.

o General and administrative expense from recurring operations decreased $1.0 million, or 8%, due largely to costs savings realized from the cost reduction program.

o Depreciation, depletion, amortization and impairment expense, excluding the $113.8 million impairment of long-lived assets in connection with SFAS 121, increased $0.8 million due primarily to the WERCO acquisition partially offset by the field level method of computing DD&A expense on producing oil and gas properties, adopted effective January 1, 1995. Due to the adoption of SFAS 121, the Company's DD&A rate is expected to decrease in future periods by $0.13 to $0.15 per Mcfe.

     The cost reduction program, recorded in the first quarter, consisted primarily of a 20% staff reduction, achieved through early retirement and involuntary termination programs. The pre-tax charges related to this action totalled $6.8 million, comprised of $3.8 million in salary and other severance related expense ($3.6 million paid during the nine months) and a $3.0 million non-cash charge for the impact of the staff reduction to the pension and postretirement benefits plans.

     Interest expense was up $5.8 million, or 51%, due to the increase in debt primarily attributable to the WERCO acquisition in 1994.

     Income tax expense was down $52.8 million due to the comparable decrease in earnings before income tax. The Company's effective tax rate was virtually unchanged.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              15.1  --  Awareness letter of independent accountants.
              27    --  Article 5. Financial Data Schedule for third quarter
                         1995 Form 10-Q

       (b)    Reports on Form 8-K
                   None

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CABOT OIL & GAS CORPORATION
                                                   (Registrant)



                                 By:   /s/ Ray R. Seegmiller
                                       -------------------------------------
November 14, 1995                      Ray R. Seegmiller, Vice President and
                                       Chief Financial Officer


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


Re:    Cabot Oil & Gas Corporation
       Registration Statements on Form S-8



We are aware that our report dated November 10, 1995 on our review of the interim consolidated financial information of Cabot Oil & Gas Corporation for the three and nine month periods ended September 30, 1995 and 1994 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of
Section 7 and 11 of the Act.



                                              COOPERS & LYBRAND L.L.P.

Houston, Texas
November 14, 1995