Form 10-K405
period 1995-12-31
CABOT OIL & GAS CORP
filed 1996-03-25
CIK 858470

                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal year ended December 31, 1995

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days

        Yes   X                                                      No
             ---                                                        ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Class A Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on March 1, 1996), was approximately $336,950,000.

  As of February 29, 1996, there were 22,796,580 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1996 are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this report.

TABLE OF CONTENTS

PART I

                                                                                                                      PAGE
 ITEMS 1 AND 2 Business and Properties                                                                                  1
 ITEM 3 Legal Proceedings                                                                                              13
 ITEM 4 Submission of Matters to a Vote of Security Holders                                                            14
 Executive Officers of the Registrant                                                                                  14

PART II

 ITEM 5 Market for Registrant's Common Equity and Related Stockholder Matters                                          15
 ITEM 6 Selected Historical Financial Data                                                                             15
 ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations                          16
 ITEM 8 Financial Statements and Supplementary Data                                                                    26
 ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                           51

PART III

 ITEM 10 Directors and Executive Officers of the Registrant                                                            51
 ITEM 11 Executive Compensation                                                                                        51
 ITEM 12 Security Ownership of Certain Beneficial Owners and Management                                                51
 ITEM 13 Certain Relationships and Related Transactions                                                                51

PART IV

 ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K                                               52

                             ---------------------

   The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties, including, but not limited to, market factors, market prices of natural gas and oil, results of future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings.

PART I

ITEM 1. BUSINESS

GENERAL

  Cabot Oil & Gas Corporation (the "Company") explores for, develops, produces, stores, transports, purchases and markets natural gas and, to a lesser extent, produces and sells crude oil. Substantially all of the Company's operations are in the Appalachian Region of West Virginia, Pennsylvania and New York and in the Western Region, including the Anadarko Basin of southwestern Kansas, Oklahoma and the Texas Panhandle, the Green River Basin of Wyoming, and South Texas. At December 31, 1995, the Company had approximately 922 Bcfe of total proved reserves, 97% of which was natural gas. A significant portion of the Company's natural gas reserves is located in long-lived fields with extended production histories.

  The Company, a Delaware corporation, was organized in 1989 as the successor to the oil and gas business of Cabot Corporation ("Cabot"), which was begun in 1891. In 1990, the Company completed its initial public offering of approximately 18% of the outstanding common stock held by Cabot. Cabot distributed the remaining common stock of the Company to the shareholders of Cabot in 1991. The Company has been publicly traded on the New York Stock Exchange since its initial public offering.

  Unless the context otherwise requires, all references herein to the Company include Cabot Oil & Gas Corporation, its predecessors and subsidiaries. Similarly, all references to Cabot include Cabot Corporation and its affiliates. All references to wells are gross, unless otherwise stated.

  The following table summarizes certain information, at December 31, 1995, regarding the Company's proved reserves, productive wells, developed and undeveloped acreage and infrastructure.


SUMMARY OF RESERVES, PRODUCTION, ACREAGE AND OTHER INFORMATION BY AREAS OF OPERATION(1)

                                                              Total       Appalachian     Western
                                                             Company         Region       Region(2)
---------------------------------------------------------------------------------------------------
RESERVES/PRODUCTION:

                  Proved reserves
                   Developed (Bcfe)                             777.1          431.5        345.6
                   Undeveloped (Bcfe)                           144.6           85.4         59.2
                                                            -------------------------------------
                   Total (Bcfe)                                 921.7          516.9        404.8
                                                            =====================================

                  Daily production (MMcfe) net                  170.3           75.7         94.6
                  Gross productive wells                      5,279.0        4,100.0      1,179.0
                  Net productive wells                        4,403.6        3,768.9        634.7
                  Percent of wells operated                      89.4%          97.6%        61.1%

ACREAGE/INFRASTRUCTURE:

                  Net acreage (thousands of acres)
                   Developed acreage                          983,800        753,427      230,373
                   Undeveloped acreage                        454,596        290,615      163,981
                                                            -------------------------------------
                   Total                                    1,438,396      1,044,042      394,354
                                                            =====================================

--------------------------------------------------------------------------------

(1) As of December 31, 1995. For additional information regarding the Company's estimates of proved reserves and other data, see "Business -- Reserves," and the "Supplemental Oil and Gas Information to the Consolidated Financial Statements."

(2) Includes all properties outside the Appalachian Region, including properties located in Anadarko, the Rocky Mountains and the Gulf Coast areas.

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

APPALACHIAN REGION

    The Company's exploration, development and production activities in the Appalachian Region are concentrated in Pennsylvania, Ohio, West Virginia and New York. Operations are managed by a regional office in Pittsburgh. At December 31, 1995, the Company had approximately 517 Bcfe of proved reserves (substantially all natural gas) in the Appalachian Region, constituting 56% of the Company's total proved reserves.

    The Company has 4,100 productive wells (3,768.9 net), of which 4,014 wells are operated by the Company. There are multiple producing intervals which include the Medina, Berea, and Big Lime trend formations at depths primarily ranging from 1,500 to 6,000 feet. Average net daily production in 1995 was 75.7 MMcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long.

    In 1995, the Company drilled 33 wells (24.5 net) in the Appalachian Region, of which 24 were development wells (21.5 net). Capital and exploration expenditures, including pipeline expenditures for the year were $10.9 million. In the 1996 drilling program year, the Company has plans to drill 96.0 net wells.

    At December 31, 1995, the Company had 1,044,042 net acres in the region, including 753,427 net developed acres. At year end, the Company had identified
259.2 net proved undeveloped drilling locations.

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

    The Company believes that it gains operational efficiency in the Appalachian Region because of its large acreage position, high concentration of wells, natural gas gathering and pipeline systems and storage capacity.

WESTERN REGION

    The Company's exploration, development and production activities in the Western Region are primarily focused in the Anadarko basin in Kansas, Oklahoma and the Panhandle of Texas, in the Green River Basin of Wyoming and in South Texas. Operations for the Western Region are managed from a regional office in Denver. At December 31, 1995, the Company had approximately 405 Bcfe of proved reserves (92.5% natural gas) in the Western Region, constituting 44% of the Company's total proved reserves.

ANADARKO

    The Company has 728 productive wells (486.2 net) in the Anadarko area of which 544 wells are operated by the Company. Principal producing intervals in Anadarko are in the Chase, Chester and Morrow formations at depths ranging from 1,500 to 11,000 feet. Average net daily production in 1995 was 50.6 MMcfe.

    In 1995, the Company drilled 31 wells (19.4 net) in Anadarko. Capital and exploration expenditures for the year were $6.7 million. In the 1996 drilling program year, the Company has plans to drill 35.4 net wells.

    At December 31, 1995, the Company had approximately 197,934 net acres, including approximately 177,082 net developed acres. At year end, the Company had identified 40.4 net proved undeveloped drilling locations.

ROCKY MOUNTAIN

    The Company has 279 productive wells (96.0 net) in the Rocky Mountain area of which 141 wells are operated by the Company. Principal producing intervals in Rocky Mountain are in the Frontier and Dakota formations at depths ranging from 7,500 to 13,500 feet. Average net daily production in 1995 was 31.4 MMcfe.

    In 1995, the Company drilled 19 wells (6.3 net) in the Rocky Mountains. Capital and exploration expenditures for the year were $6.5 million. In the 1996 drilling program year, the Company has plans to drill 22.3 net wells.

    At December 31, 1995, the Company had approximately 172,827 net acres, including approximately 37,990 net developed acres. At year end, the Company had identified 15.3 net proved undeveloped drilling locations.

GULF COAST

    The Company has 172 productive wells (52.5 net) in the Gulf Coast area of which 44 wells are operated by the Company. Principal producing intervals in Gulf Coast are in the Frio, Wilcox and Vicksburg formations at depths ranging from 2,000 to 14,000 feet. Average net daily production in 1995 was 12.7 MMcfe.

    In 1995, the Company drilled 10 wells (5.4 net) in Gulf Coast. Capital and exploration expenditures for the year were $7.7 million. In the 1996 drilling program year, the Company has plans to drill 6.9 net wells.

    At December 31, 1995, the Company had approximately 23,593 net acres, including approximately 15,301 net developed acres. At year end, the Company had identified 3.3 net proved undeveloped drilling locations.

GAS MARKETING

    The Company is engaged in a wide array of marketing activities designed to offer its customers long-term reliable supplies of natural gas. Utilizing its pipeline and storage facilities, gas procurement ability and transportation and natural gas risk management expertise, the Company provides a menu of services that includes gas supply and transportation management, short and long-term supply contracts, capacity brokering and risk management alternatives. Sales volumes grew substantially in 1995 as the Company increased the amount of natural gas purchased for resale. This increase was primarily due to an increase in gas purchased from producers and marketers in the Rocky Mountain area and was resold to markets in the Rockies and Pacific Northwest Regions. Volumes purchased and sold in the Western Region increased from approximately
4.3 Bcf in 1994 to approximately 16.4 Bcf in 1995.

    The marketing of natural gas has changed significantly as a result of Order 636 ("Order 636"), which was issued by the Federal Energy Regulatory Commission in 1992. Order 636 required pipelines to unbundle their gas sales, storage and transportation services. As a result, local distribution companies and end-users will separately contract these services from gas marketers and producers. Order 636 has had the effect of creating greater competition in the industry and it has also provided the Company the opportunity to reach broader markets. In 1994 and 1995, there was an increase in the number of third-party producers that use the Company to market their gas. In addition, the Company has experienced, as a result of Order 636, increased competition for markets which has placed pressure on margins.

APPALACHIAN REGION

    The Company's principal markets for its Appalachian Region natural gas are in the northeastern United States. The Company's marketing subsidiary purchases the Company's natural gas production in the Appalachian Region as well as production from local third-party producers and other suppliers to aggregate larger volumes of natural gas for resale. This marketing subsidiary sells natural gas to industrial customers, local distribution companies ("LDCs") and gas marketers both on and off the Company's pipeline system.

    A majority of the Company's natural gas sales volume in the Appalachian Region is being sold at market responsive prices under contracts with a term of one year or less. Of these short term sales, spot market sales are made under month-to-month contracts while industrial and utility sales generally are made under year-to-year contracts. Approximately 20% of the Appalachian production is sold on fixed price contracts which typically renew annually.

    The Company's Appalachian production is generally sold at a premium price to production from other producing regions due to its close proximity to eastern markets. However, that premium has been reduced from historic levels due to increased competition in the market place resulting in part from changes in transportation and sales arrangements due to the implementation of pipeline open access tariffs and Order 636.

    The Company operates a number of gas gathering and pipeline systems, made up of approximately 3,600 miles of pipeline with interconnects to four interstate pipeline systems and five LDCs. The Company's natural gas gathering and pipeline systems enable the Company to connect new wells quickly and to transport natural gas from the wellhead directly to interstate pipelines, LDCs and industrial end-users. Control of its gathering and pipeline systems also enables the Company to purchase, transport and sell natural gas produced by third parties. In addition, the Company can undertake development drilling operations without relying upon third parties to transport its natural gas while incurring only the incremental costs of pipeline and compressor additions to its system.

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

WESTERN REGION

    The Company's principal markets for Western Region natural gas are in the midwest and northwestern United States. The Company's marketing subsidiaries purchase all of the Company's natural gas production in the Western Region. These marketing subsidiaries sell the natural gas to cogenerators, natural gas processors, LDCs, industrial customers and marketing companies.

    Currently, a majority of the Company's natural gas production in the Western Region is being sold primarily under contracts with a term of one year or less at market-responsive prices. Approximately 25% of the Western Region's production is sold under a cogeneration contract with 13 years remaining and a price escalation of 5% per year. The Western Region properties are connected to the majority of the midwestern and northwestern interstate pipelines, affording the Company access to multiple markets.

    The Company also produces and markets approximately 2,000 barrels a day of crude oil/condensate in the Western Region at market responsive prices.

RISK MANAGEMENT

    In 1995, the Company entered into certain transactions to manage price risks associated with its production and purchase commitments. The Company utilized certain natural gas price swap agreements ("price swaps") to attempt to manage price risk more effectively and improve the Company's realized natural gas prices. These price swaps call for payments to (or to receive payments from) counterparties based upon the differential between a fixed and a variable gas price. At December 31, 1995, a majority of the open price swaps (16,085,000 MMbtu in notional quantity) cover the months of January through April 1996 and a remaining contract (1,260,000 MMbtu in notional quantity) covers the production months of November 1996 to February 1997. The Company plans to continue this strategy in the future. See the Overview section of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

RESERVES

  CURRENT RESERVES

    The following table sets forth information regarding the Company's estimates of its net proved reserves at December 31, 1995.

                        Natural Gas (MMcf)                Liquids(1) (MBbl)               Total(2) (MMcfe)
                 -------------------------------------------------------------------------------------------------
                 Developed  Undeveloped   Total    Developed  Undeveloped  Total   Developed  Undeveloped  Total
------------------------------------------------------------------------------------------------------------------
Appalachian       430,165      85,391    515,556       219         0         219     431,477     85,391    516,868
Western(3)        317,070      57,224    374,294     4,751       339       5,090     345,579     59,260    404,839
                 -------------------------------------------------------------------------------------------------
    Total         747,235     142,615    889,850     4,970       339       5,309     777,056    144,651    921,707
                 =================================================================================================

-------------------------------------------------------------------------------

(1) Liquids include crude oil, condensate and natural gas liquids (Ngl).

(2) Natural Gas Equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.

(3) Includes proved reserves attributable to Anadarko, Rocky Mountains and the Gulf Coast Areas.

    The reserve estimates presented herein were prepared by the Company's petroleum engineering staff and reviewed by Miller and Lents, Ltd., independent petroleum engineers. For additional information regarding the Company's estimates of proved reserves, the review of such estimates by Miller and Lents, Ltd. and certain other information regarding the Company's oil and gas reserves, see the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8 hereof. A copy of the review letter by Miller and Lents, Ltd., has been filed as an exhibit to this Form 10-K. The Company's estimates of reserves set forth in the foregoing table do not differ materially from those filed by the Company with other federal agencies. The Company's reserves are sensitive to natural gas sales prices and their effect on economic producing rates. The Company's reserves are based on oil and gas prices in effect at December 31, 1995.

    There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and, therefore, the reserve information set forth in this Form 10-K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced.

  HISTORICAL RESERVES

    The following table sets forth certain information regarding the Company's estimated proved reserves for the periods indicated.

                                                                    Oil, Condensate
                                       Natural Gas (MMcf)            & NGLs (MBbl)               Total (MMcfe)
-----------------------------------------------------------------------------------------------------------------------
                                     APP      WEST       TOTAL     APP   WEST     TOTAL     APP       WEST     TOTAL
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1992                  505,264   219,402    724,666    116    1,683    1,799   505,960   229,500   735,460
  Revisions of prior estimates     (17,621)     (649)   (18,270)    (6)    (349)    (355)  (17,657)   (2,743)  (20,400)
  Extensions, discoveries and
    other additions                 35,439    22,826     58,265      1      436      437    35,445    25,442    60,887
  Production                       (26,191)  (19,859)   (46,050)   (13)    (332)    (345)  (26,269)  (21,851)  (48,120)
  Purchases of reserves in place    60,508    32,623     93,131     38    1,293    1,331    60,736    40,381   101,117
  Sales of reserves in place        (1,466)   (1,996)    (3,462)     0      (41)     (41)   (1,466)   (2,242)   (3,708)
                                   ------------------------------------------------------------------------------------
DECEMBER 31, 1993                  555,933   252,347    808,280    136    2,690    2,826   556,749   268,487   825,236
                                   ------------------------------------------------------------------------------------
  Revisions of prior estimates      (9,088)  (15,539)   (24,627)    54     (152)     (98)   (8,764)  (16,451)  (25,215)
  Extensions, discoveries and
    other additions                 32,391    32,438     64,829      0      181      181    32,391    33,524    65,915
  Production                       (29,668)  (28,651)   (58,319)   (21)    (803)    (824)  (29,794)  (33,469)  (63,263)
  Purchases of reserves in place    16,963   151,994    168,957      0    5,992    5,992    16,963   187,946   204,909
  Sales of reserves in place        (6,037)        0     (6,037)    (2)     (39)     (41)   (6,049)     (234)   (6,283)
                                   ------------------------------------------------------------------------------------
DECEMBER 31, 1994                  560,494   392,589    953,083    167    7,869    8,036   561,496   439,803 1,001,299
                                   ------------------------------------------------------------------------------------
  Revisions of prior estimates       3,699    10,333     14,032     65     (713)    (648)    4,086     6,061    10,147
  Extensions, discoveries and
    other additions                 12,333    22,075     34,408     23      151      174    12,471    22,982    35,453
  Production                       (27,530)  (30,191)   (57,721)   (18)    (722)    (740)  (27,637)  (34,525)  (62,162)
  Purchases of reserves in place       576       840      1,416      0       15       15       576       929     1,505
  Sales of reserves in place       (34,016)  (21,352)   (55,368)   (18)  (1,509)  (1,527)  (34,123)  (30,412)  (64,535)
                                   ------------------------------------------------------------------------------------
DECEMBER 31, 1995                  515,556   374,294    889,850    219    5,091    5,310   516,869   404,838   921,707
                                   ====================================================================================
PROVED DEVELOPED RESERVES:

  December 31, 1992                398,895   184,778    583,673    116    1,394    1,510   399,591   193,142   592,733
  December 31, 1993                458,682   210,990    669,672    136    2,210    2,346   459,498   224,250   683,748
  December 31, 1994                474,574   331,339    805,913    167    7,537    7,704   475,576   376,561   852,137
  December 31, 1995                430,165   317,070    747,235    219    4,751    4,970   431,477   345,579   777,056

-------------------------------------------------------------------------------

(1) For the year ended December 31, 1993 and 1992 the Western reserves are attributable to Anadarko only.

Note: Natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.

APP = Appalachian Region

WEST = Western Region(1)

VOLUMES AND PRICES; PRODUCTION COSTS

    The following table sets forth historical information regarding the Company's sales and production volumes and average sales prices received for, and average production costs associated with, its sales of natural gas and crude oil, condensate and natural gas liquids (Ngl) for the periods indicated.

                                                                             Year Ended December 31,
                                                                        1995          1994          1993
----------------------------------------------------------------------------------------------------------
Net Wellhead Sales Volume:
     Natural Gas (Bcf)(1)
         Appalachian Region                                               26.4          28.7          23.1
         Western Region(2)                                                29.8          28.3          19.8
     Crude/Condensate/Ngl (MBbl)
         Appalachian Region                                                 18            20            13
         Western Region                                                    722           804           332

     Purchased Gas
         Volumes (Bcf)                                                    57.1          48.3          21.6
         Purchase Cost ($/Mcf)                                        $   1.51     $    1.92      $   2.09
     Natural Gas Sales Price ($/Mcf)(3)
         Appalachian Region                                           $   2.18     $    2.47      $   2.69
         Western Region                                               $   1.37     $    1.73      $   1.94
         Weighted Average                                             $   1.75     $    2.14      $   2.40
     Crude/Condensate Sales Price ($/Bbl)(3)                          $  17.95     $   16.66      $  16.58
     Production Costs ($/Mcfe)(4)                                     $   0.55     $    0.62      $   0.65

--------------------------------------------------------------------------------

(1) Equal to the aggregate of production and the net changes in storage and exchanges.

(2) Includes information regarding Anadarko, Rocky Mountains and Gulf Coast. For the year ended December 31, 1993 includes Anadarko only.

(3) Represents the average sales prices for all volumes (including royalty volumes) sold by the Company during the periods shown.

(4) Production costs include direct lifting costs (labor, repairs and maintenance, materials and supplies), and the costs of administration of production offices, insurance and property and severance taxes but is exclusive of depreciation and depletion applicable to capitalized lease acquisition, exploration and development expenditures.

ACREAGE

    The following tables summarize the Company's gross and net developed and undeveloped leasehold and mineral acreage at December 31, 1995. Acreage in which the Company's interest is limited to royalty and overriding royalty interests is excluded. The undeveloped mineral fee acreage in West Virginia is unleased.

LEASEHOLD ACREAGE

                                                          At December 31, 1995
                                        Developed              Undeveloped                 Total
                                     Gross       Net        Gross      Net           Gross        Net
--------------------------------------------------------------------------------------------------------
STATE
      Alabama                          --          --        2,543     2,402          2,543        2,402
      Arkansas                         --          --          240         6            240            6
      Colorado                     14,742      13,406       50,481    44,387         65,223       57,793
      Indiana                          --          --       42,404    27,696         42,404       27,696
      Kansas                       32,303      28,965       16,873     5,136         49,176       34,101
      Kentucky                      2,680         983       15,677     7,655         18,357        8,639
      Louisiana                     1,571         297        4,267       790          5,838        1,087
      Michigan                         --          --          231        38            231           38
      Montana                         157          52          680       303            837          355
      New York                     21,562      16,080        2,625     2,503         24,187       18,583
      North Dakota                    160          20          870        96          1,030          116
      Ohio                          2,581       1,291       38,544    17,626         41,125       18,917
      Oklahoma                    163,930     106,914       20,983    15,365        184,913      122,279
      Pennsylvania                163,004     150,491       90,264    80,378        253,268      230,869
      Texas                        69,574      42,073        8,250     5,110         77,824       47,183
      Utah                          1,740         529       27,079    22,271         28,819       22,800
      Virginia                      3,748       3,095       15,737    15,737         19,485       18,832
      West Virginia               551,263     516,083       94,623    80,729        645,886      596,812
      Wyoming                      46,877      23,895      111,254    66,231        158,131       90,125
                                ------------------------------------------------------------------------
         Total                  1,075,892     904,174      543,625   394,459      1,619,517    1,298,633
                                ========================================================================
CANADA
      Alberta                          80          42        1,666       645          1,746          687
      British Columbia                 83          21        3,235       809          3,318          830
                                ------------------------------------------------------------------------
        Total                         163          63        4,901     1,454          5,064        1,517
                                ========================================================================


MINERAL FEE ACREAGE

                                                          At December 31, 1995
                                        Developed              Undeveloped                 Total
                                     Gross       Net        Gross      Net           Gross        Net
--------------------------------------------------------------------------------------------------------
STATE
      Colorado                        174          25          265        21            439           46
      Kansas                          160         128           --        --            160          128
      Montana                          --          --          589        75            589           75
      New York                         --          --        6,545     1,636          6,545        1,636
      Oklahoma                     16,581      13,979          160         9         16,741       13,988
      Pennsylvania                     70          70        1,621       550          1,691          620
      Texas                            27          27          652       326            679          353
      West Virginia                79,100      65,334       56,905    56,066        136,005      121,400
                                ------------------------------------------------------------------------
        Total                      96,112      79,563       66,737    58,683        162,849      138,246
                                ========================================================================

      Aggregate Total           1,172,167     983,800      615,263   454,596      1,787,430    1,438,396
                                ========================================================================

TOTAL NET ACREAGE BY AREA OF OPERATION

                                                             At December 31, 1995
                                           Developed              Undeveloped                   Total
--------------------------------------------------------------------------------------------------------
      Appalachian Region                      753,427                290,615                   1,044,042
      Western Region                          230,373                163,981                     394,354
                                              ----------------------------------------------------------
        Total                                 983,800                454,596                   1,438,396
                                              ==========================================================

PRODUCTIVE WELL SUMMARY(1)

      The following table reflects the Company's ownership at December 31, 1995 in natural gas and oil wells in the Appalachian Region (consisting of various fields located in West Virginia, Pennsylvania, New York, Ohio, Virginia and Kentucky), and in the Western Region (consisting of various fields located in Louisiana, Oklahoma, North Texas, Kansas, North Dakota, Utah, South Texas, Colorado, Wyoming and Canada).





                                                Natural Gas                      Oil                     Total
                                           Gross             Net            Gross     Net          Gross       Net
---------------------------------------------------------------------------------------------------------------------
Appalachian Region                        4,084.0          3,757.3           16.0     11.6          4,100     3,768.9
Western Region                              948.5            549.5          230.5     85.3          1,179       634.7
                                          ---------------------------------------------------------------------------
  Total                                   5,032.5          4,306.8          246.5     96.9          5,279     4,403.6
                                          ===========================================================================

--------------------------------------------------------------------------------
(1)   "Productive" wells are producing wells and wells capable of production.

DRILLING ACTIVITY

      The Company drilled, participated in the drilling of, or acquired wells as set forth in the table below for the periods indicated:

                                                                Year Ended December 31,
                                                  1995                    1994                 1993
---------------------------------------------------------------------------------------------------------
                                            Gross       Net        Gross       Net       Gross        Net
---------------------------------------------------------------------------------------------------------
APPALACHIAN REGION:
   Development Wells
         Natural Gas                         18        16.7         133       128.2        117      114.5
         Oil                                  0         0.0           0         0.0          0        0.0
         Dry                                  6         4.8           7         6.5          5        5.0

   Exploratory Wells
         Natural Gas                          2         0.5           0           0          1        0.3
         Oil                                  2         0.5           0           0          0        0.0
         Dry                                  5         2.0           2         0.5          3        2.3
                                             ------------------------------------------------------------
           Total                             33        24.5         142       135.2        126      122.1
                                             ============================================================
   Wells Acquired(1)
         Natural Gas                          3         3.7           9        21.1        396      397.8
         Oil                                  0         0.0           0         0.0          6        6.0
                                             ------------------------------------------------------------
           Total                              3         3.7           9        21.1        402      403.8
                                             ============================================================
   Wells in Progress at End of Period         3         3.0           2         1.3          0        0.0


                                                                Year Ended December 31,

                                                  1995                    1994                 1993
---------------------------------------------------------------------------------------------------------
                                            Gross       Net        Gross       Net       Gross        Net
---------------------------------------------------------------------------------------------------------
Western Region:(2)
   Development Wells
         Natural Gas                         42        21.2          48        24.7         26       19.2
         Oil                                  2         1.9           7         3.1          5        3.6
         Dry                                  7         3.8           8         5.3          5        4.9
   Exploratory Wells
         Natural Gas                          1         0.3           0           0          0        0.0
         Oil                                  0           0           0           0          0        0.0
         Dry                                  8         3.9           3         0.8          0        0.0
                                             ------------------------------------------------------------
           Total                             60        31.1          66        33.9         36       27.7
                                             ============================================================
   Wells Acquired(1)
         Natural Gas                          0         2.7         413       115.7        218      106.5
         Oil                                  0         0.1         140        52.3        303       63.6
                                             ------------------------------------------------------------
           Total                              0         2.8         553       168.0        521      170.1
                                             ============================================================
   Wells in Progress at End of Period         6         5.3           7         1.9          3        3.0

--------------------------------------------------------------------------------

(1) Includes the acquisition of net interest in certain wells in the Appalachian Region and in the Western Region in 1995, 1994 and 1993 in which the Company already held an ownership interest.

(2) The year ended December 31, 1993 included information for Anadarko only.

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

OTHER BUSINESS MATTERS

MAJOR CUSTOMER

    The Company had no sales to any customer that exceeded 10% of the Company's total revenues in 1995.

SEASONALITY

    Demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

    The Company's oil and gas production and transportation operations are subject to various types of regulation by federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Further, numerous departments and agencies, both federal and state, have issued rules and regulations affecting the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and some of which may carry substantial penalties for non-compliance. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations. However, the Company does not believe that under present regulations it is affected in a significantly different manner by these regulations than others in the industry.

EXPLORATION AND PRODUCTION

    Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates or production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. In this regard, such states as Texas, Oklahoma and Louisiana have in recent years reviewed and substantially revised methods previously used to gather the necessary information and make monthly determinations of appropriate field and well allowables. The effect of these regulations is to limit the amounts of oil and natural gas the Company can produce from its wells, and to limit the number of wells or the locations at which the Company can drill.

NATURAL GAS MARKETING, GATHERING AND TRANSPORTATION

    Federal legislation and regulatory controls have historically affected the price of the natural gas produced by the Company and the manner in which such production is marketed. The Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and sale for resale of natural gas by interstate and intrastate pipelines. The FERC previously regulated the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce under the Natural Gas Policy Act. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by the Company of its own production. As a result, all sales of the Company's domestically produced natural gas may be sold at market prices, unless otherwise committed by contract. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

    The Company's natural gas sales are affected by the regulation of intrastate and interstate gas transportation. In an attempt to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative natural gas suppliers, the FERC, commencing in April 1992, issued Order Nos. 636, 636-A and 636-B ("Order No. 636") which have altered significantly the interstate transportation and sale of natural gas. Among other things, Order No. 636 required pipelines to unbundle the various services that they had provided in the past, such as sales, transmission and storage, and to offer these services individually to their customers. By requiring interstate pipelines to "unbundle" their services and to provide their customers with direct access to pipeline capacity held by them, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase natural gas directly from third-party merchants other than the pipelines and obtain transportation of such gas on a nondiscriminatory basis. The effect of Order No. 636 has been to enable the Company to market its natural gas production to a wider variety of potential purchasers. The Company believes that these changes generally have improved the Company's access to transportation and have enhanced the marketability of its natural gas production. To date, Order No. 636 has not had any material adverse effect on the Company's ability to market and transport its natural gas production. However, the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on the Company's activities. Further, even though the implementation of Order No. 636 on individual interstate pipelines is essentially complete, many of the individual pipeline restructuring proceedings, as well as Order No. 636 itself and the regulations promulgated thereunder, are subject to pending appellate review and could possibly be changed as a result of future court orders.

    In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline-owned gathering facilities to the pipeline's nonregulated affiliate, (ii) the completion of a rulemaking involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange,
(iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine FERC's regulations controlling the operation of the secondary market for released pipeline capacity, and (vi) a policy statement regarding market-based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as the so-called "spin-down" of previously regulated gathering facilities by interstate pipelines to their affiliates, may have the adverse effect on some in the industry of increasing the cost of doing business as a result of the monopolization of those facilities by their new, unregulated owners. FERC has attempted to address some of these concerns in its orders authorizing such "spin-downs," but it remains to be seen what effect these activities will have on access to markets and the cost to do business. As to all of these recent FERC initiatives, the ongoing, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact upon the Company's activities.

    The Company's pipeline systems and storage fields are regulated for safety compliance by the Department of Transportation, the West Virginia Public Service Commission, the Pennsylvania Department of Natural Resources and the New York Department of Public Service. The Company's pipeline systems in each state operate independently and are not interconnected.

ENVIRONMENTAL REGULATIONS

    The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities of the Company, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company is also subject to the Federal Clean Air Act and the Federal Clean Air Act Amendment of 1990 which added significantly to the existing requirements established by the Federal Clean Air Act. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inas-much as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

    The Company owns and operates a brine treatment plant in Pennsylvania which processes fluids generated by drilling and production operations. See "Exploration, Development and Production -- Appalachian Region." The plant's operations are regulated by Pennsylvania's Department of Environmental Regulation.

EMPLOYEES

    The Company had approximately 359 active employees as of December 31, 1995. The Company believes that its relations with its employees are satisfactory. The Company has not entered into any collective bargaining agreements with its employees.

OTHER

    The Company's profitability depends on certain factors that are beyond its control, such as natural gas and crude oil prices. The nature of the oil and gas business involves a variety of risks, including the risk of experiencing certain operating hazards such as fires, explosions, blowouts, cratering, oil spills and encountering formations with abnormal pressures, the occurrence of any of which could result in substantial losses to the Company. The operation of the Company's natural gas gathering and pipeline systems also involves certain risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The proximity of pipelines to populated areas, including residential areas, commercial business centers and industrial sites, could exacerbate such risks. At December 31, 1995, the Company owned or operated approximately 3,600 miles of natural gas gathering and pipeline systems. As part of its normal maintenance program, the Company has identified certain segments of its pipelines which it believes require repair, replacement or additional maintenance. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks.

ITEM 2. PROPERTIES

    See Item 1. Business.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are defendants or parties in numerous lawsuits or other governmental proceedings arising in the ordinary course of business. The Company is also involved in other gas contract issues. In the opinion of the Company, final judgements or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could be significant to the results of operations of any period but would not have a material adverse effect on the Company's financial position.

    In February 1993, Barby Energy Corporation and certain other parties filed suit in Beaver County, Oklahoma against the Company to determine the rights and interests of the parties in and to the oil, gas and other minerals underlying a tract of land in Beaver County, Oklahoma, to quiet title to said mineral estate, and for an accounting and payment of production proceeds attributable to said mineral estate. Specifically at issue is whether there was continuous production from an oil and gas well located on the property since July 5, 1965. Plaintiffs claim there was a cessation of production, and therefore, all right, title and interest to such property reverted to them and that they are entitled to all revenues from such production since the date cessation of production occurred. The Company believes that it holds a valid oil and gas lease covering the interest claimed by the plaintiffs. The trial commenced on February 6, 1995 and, pursuant to an order entered on February 13, 1995, the judge denied and overruled all of the plaintiffs' claims. On March 16, 1995, Barby appealed the decision of the trial court to the Oklahoma Supreme Court. Barby requested that the Oklahoma Supreme Court retain the case. Subsequently, the Oklahoma Supreme Court decided not to retain the case and assigned the appeal to the Oklahoma Court of Appeals. The Barby appeal has been stayed pending settlement discussions.

    In September 1995, Barby filed a separate action in state court in Oklahoma, purporting to represent all similarly situated royalty owners in Oklahoma, alleging improper calculation of royalties and seeking actual and punitive damages. The Company has denied the material allegations of the complaint. No formal discovery has yet been conducted. This action has been stayed pending settlement discussions.

    Although no assurances can be given, the Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the period from October 1, 1995 to December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table shows certain information about the executive officers of the Company as of March 1, 1996, as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, and certain other officers of the Company.

       Name                     Age                    Position                             Officer Since
       --------------------------------------------------------------------------------------------------
       Charles P. Siess, Jr.      69            Chairman of the Board, Chief Executive           1995
                                                    Officer and President
       Jim L. Batt                60            Vice President, Land                             1988
       Jeff W. Hutton             40            Vice President, Marketing                        1995
       Gerald F. Reiger           43            Vice President and Regional Manager              1994
       Ray R. Seegmiller          60            Vice President, Chief Financial Officer          1995
                                                    and Treasurer
       James M. Trimble           47            Vice President, Business Development             1987
                                                    and Engineering
       H. Baird Whitehead         45            Vice President and Regional Manager              1987
       Frank A. Pici              40            Controller                                       1994
       Lisa A. Machesney          40            Corporate Secretary and Managing Counsel         1995

    With the exception of the following, all executive officers of the Company have been employed by the Company for at least the last five years.

    Charles P. Siess, Jr. has been Chairman of the Board, Chief Executive Officer and President of the Company since May 1995. From February 1993 until January 1994, Mr. Siess served as Acting General Manager of Bridas S.A.P.I.C. (oil exploration Argentina). Prior thereto, Mr. Siess served as Chairman of the Board, Chief Executive Officer and President of the Company from December 1989 to December 1992.

    Gerald F. Reiger has been Vice President, Regional Manager of the Company since February 1995. From May 1994 until February 1995, Mr. Reiger served as Regional Manager of the Company. Prior thereto, Mr. Reiger was associated with Washington Energy Resources Company, a subsidiary of Washington Energy Company, from 1992 to 1994. Prior thereto, Mr. Reiger served as U.S. Operations Manager of DeKalb Energy Company.

    Ray R. Seegmiller has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1995. From May 1988 until 1993, Mr. Seegmiller served as President and Chief Executive of Terry Petroleum Company. Prior thereto, Mr. Seegmiller held various officer positions with Marathon Manufacturing Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is listed and principally traded on the New York Stock Exchange under the ticker symbol "COG". The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock, as reported in the consolidated transaction reporting system, and the cash dividends paid per share of the Common Stock:


                                                     Cash
                             High        Low       Dividends
    --------------------------------------------------------
    1995
         First Quarter    $   16.00   $    12.38   $   0.04
         Second Quarter       17.00        13.63       0.04
         Third Quarter        15.38        13.00       0.04
         Fourth Quarter       15.75        13.13       0.04

    1994
         First Quarter    $   23.50   $    19.13   $   0.04
         Second Quarter       23.25        18.75       0.04
         Third Quarter        22.25        18.38       0.04
         Fourth Quarter       19.88        13.38       0.04

    As of January 31, 1996, there were 1,302 registered holders of the Common Stock. Shareholders include individuals, brokers, nominees, custodians, trustees and institutions such as banks, insurance companies and pension funds. Many of these hold large blocks of stock on behalf of other individuals or firms.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    The following table sets forth a summary of selected consolidated financial data for the Company for the periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes thereto.

                                                                Year Ended December 31,
                                                 1995         1994        1993       1992        1991
-------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
       Revenues                                $ 213,923   $ 237,067   $ 164,295   $ 147,608  $ 140,484
       Income (Loss) from Operations            (116,758)     15,013      20,007      17,983     13,707
       Net Income (Loss) Applicable to
         All Common Stockholders                 (92,171)     (5,444)      2,088       2,227        229

EARNINGS (LOSS) PER SHARE APPLICABLE
TO ALL COMMON STOCKHOLDERS(1)                  $   (4.05)  $   (0.25)  $    0.10   $    0.11  $    0.01

DIVIDENDS PER COMMON SHARE                     $    0.16   $    0.16   $    0.16   $    0.16  $    0.16

BALANCE SHEET DATA:
    Oil and Gas Properties                     $ 399,984   $ 554,137   $ 322,163   $ 229,778  $ 229,538
    Total Assets                                 528,155     688,352     445,001     348,696    334,311
    Long-Term Debt                               249,000     268,363     169,000     120,000    105,000
    Stockholders' Equity                         147,856     243,082     153,529     118,313    119,241
-------------------------------------------------------------------------------------------------------

(1) See "Earnings (Loss) Per Common Share" under Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere.

OVERVIEW

    Due to the difficult industry conditions of 1995, the Company was in an economic squeeze, caught between depressed natural gas prices, the lowest on Company record since going public in 1990, and high operating costs. Compounding the problem were increased financing costs from the 1994 and 1993 acquisitions, made when gas prices were significantly higher. This squeeze caused a net loss for the year and reduced cash flow below the level needed to sustain drilling and, in turn, maintain reserves and production. In order to meet the challenges of 1995 and strive to return the Company to profitability in 1996 and beyond, the Company took the following actions in 1995:

    o Implemented a cost reduction program which reduced the total workforce by 115 employees, resulting in a $6.8 million charge in the first quarter. Combined with an additional reduction of 20 managers and employees in October, the reduction in annual payroll and fringe benefit expenses is expected to exceed $7 million, or 25%, in 1996.

    o Monetized its Section 29 tight sands tax credits, receiving $2.8 million in 1995 and projected cash inflows of $3 million in 1996 and another $17 million over the remaining six years.

    o Sold over 580 non-core and marginal wells in the Western Region, generating $7.6 million in proceeds as part of an ongoing company-wide asset rationalization program, which will carry into 1996.

    o Completed a valuation adjustment on the 1994 WERCO acquisition, receiving a cash payment of $8.4 million.

    o Monetized settlement claims for $4.3 million in connection with the remaining value of gas sales contracts terminated by Columbia Gas Transmission Corporation as part of its 1991 bankruptcy filing.

    These actions improved cash flow in 1995 by reducing costs or increasing cash inflows, and allowed the Company to reduce the debt level to $249 million at year end, substantially below the $268 million at the beginning of the year, while expanding the drilling program in the fourth quarter by $9 million.

    During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, relating to the impairment of long-lived assets, recording a $113.8 million charge ($69.2 million after-tax, or $3.04 per share) in the third quarter. While the charge has no affect on cash flow, it is expected to reduce future DD&A expense by approximately 15% or $0.13 per Mcfe produced.

    The Company drilled 55 net wells with a drilling success rate of 75%, compared to 169 net wells drilled in 1994 at a success rate of 92%. After drilling only 23 net wells in the first three quarters, the Company stepped up its program in the fourth quarter, drilling 32 net wells. The 1995 drilling program was the smallest in its history as a public company. In 1996, the Company plans to drill 161 net wells.

    Natural gas production remained virtually flat at 57.7 Bcf compared to
58.3 Bcf in 1994. While a full year of production from the WERCO properties increased production by 3.2 Bcf, production declines in the Appalachian Region and Anadarko area, primarily due to the reduced drilling program and the asset rationalization program, more than offset the increase.

    Natural gas sales exceeded 112 Bcf in 1995, an increase of 10 Bcf, or 10%, over 1994. This increase was the result of an expanded marketing program with respect to third-party natural gas purchased for resale ("brokered gas").

    The Company's expanded marketing effort increased purchase and resale volumes of third-party natural gas by 8.7 Bcf, or 18%, from 1994. The most significant part of this increase was in natural gas purchased and resold in brokered arrangements which increased from 23.7 Bcf in 1994 to 31.2 Bcf in 1995. The Company realized a contribution to operating income from these brokered arrangements of approximately 3 cents per Mcf in 1995, compared with approximately 5 cents per Mcf in 1994.

    As a hedging strategy to manage commodity price risk associated with its production and purchase commitments, from time to time the Company enters into commodity derivative contracts, such as natural gas price swaps and options. At year end the Company had a number of price swaps in place to hedge a significant portion of its production in the first quarter of 1996. Due to an unprecedented decoupling of the Nymex price from realizable sales prices outside of the northeastern markets, many producers' hedges were left uncovered, including the Company's hedges of its Western Region production. Accordingly, the Company recorded a $3.2 million pre-tax charge at year end when these uncovered hedges were marked to market (see Notes 1 and 13 of the Notes to the Consolidated Financial Statements). By changing the terms of the hedges, management has taken the necessary steps to prevent future hedge contracts from becoming 'uncovered' and, when opportunities arise, will continue to use hedging instruments to reduce downside price risk on its production and purchase commitments.

    The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. The average natural gas price realized by the Company in 1995 was approximately 18% lower than 1994 and was the lowest average price realized since the Company became publicly traded. Excluding the SFAS 121 long-lived asset impairment of $69.2 million (after tax), lower natural gas prices and increased financing costs related to the 1994 and 1993 acquisitions were the primary factors that caused the net loss and reduced cash flows for the year. While gas prices in certain regions of the U.S. have moved up sharply in 1996 and some industry analysts predict improvements in 1996 pricing compared to 1995, the gas market has continued to demonstrate significant price volatility during the months of January and February 1996. Consequently, there is still considerable uncertainty among industry analysts about future gas prices for the rest of 1996 and beyond.

    Because of this challenging price environment, the Company is focused on the following goals:

     o Increase cash flows, using a balance of increased production and reduced costs. Significant progress has been made toward this goal, and the Company expects to be profitable in 1996 if the Henry Hub average price is $1.80 or more and assuming a traditional correlation between Henry Hub prices and prices in the physical markets.

     o Maintain reserves per share while increasing production to protect long-term shareholder value. The expanded 1995 drilling program and an aggressive 1996 program are designed to result in 1996 production exceeding 1995, while reserves are also expected to increase.

     o Reduce debt as a percentage of total capitalization without diluting existing shareholder value. To achieve this goal, project returns will be compared with the marginal cost of debt when deciding whether to reinvest or pay down debt. Other financing alternatives will also be reviewed.

    The Company believes that progress toward these goals is appropriate in the current price environment, and should enable the Company to pursue its strategic objectives over the long term.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

    The Company's capital resources consist primarily of cash flows from oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flow depends on many factors, including the price of natural gas and oil and its ability to control or reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. During 1995, the Company did not experience significant curtailments of production due to market conditions. However, during the months of August and September 1995, the Company elected to withhold approximately 12 MMcf per day of natural gas from markets, or about 7% of its productive capacity, due to low prices, which had the effect of reducing cash flows for the month.

    Primary sources of cash for the Company during the three-year period ended December 31, 1995 were funds generated from operations and bank borrowing. Primary uses of cash for the same period were funds used in operations, exploration and development expenditures, acquisitions, repayment of debt and dividends.

       The Company had a net cash outflow of $0.7 million in 1995. Net cash inflow from operating and financing activities totalled $13.3 million, funding in most part the capital and exploration expenditures of $14.0 million, net of the $8.4 million valuation adjustment on the WERCO acquisition and $10.3 million in proceeds for the sale of assets.

    (In millions)                                          1995        1994        1993
    -------------------------------------------------------------------------------------
    Cash Flows Provided by Operating Activities          $   41.5    $   67.3    $   55.4
                                                         ================================

    Cash flows provided by operating activities in 1995 were lower by $25.8 million compared with 1994 primarily due to lower gas prices and higher interest costs attributable to the 1994 and 1993 acquisitions.

    Cash flows provided by operating activities in 1994 were higher by $11.9 million compared with 1993 primarily due to the cash flows generated from the oil and gas properties acquired in the WERCO acquisition.

    (In millions)                                          1995        1994        1993
    -------------------------------------------------------------------------------------
    Cash Flows Used by Investing Activities              $   14.0    $   158.8   $   98.9
                                                         ================================

    Cash flows used by investing activities in 1995 were $144.8 million lower than in 1994 primarily due to a $48.0 million decrease in capital expenditures and the lack of a major acquisition in 1995 compared to the $78.5 million capital outlay for the WERCO acquisition in 1994. The 1995 capital expenditures were offset in part by proceeds of $8.4 million for a valuation adjustment on the WERCO acquisition and $10.3 million in proceeds from the sale of assets.

    Cash flows used by investing activities in 1994 were $59.9 million higher than in 1993 primarily due to $52.9 million of increased capital expenditures from development drilling activity and the WERCO acquisition.

    (In millions)                                          1995        1994        1993
    -------------------------------------------------------------------------------------
    Cash Flows Provided (Used) by Financing Activities   $  (28.2)   $  92.4      $  45.3
                                                         ================================

    Cash flows provided by financing activities from 1993 to 1995 were primarily borrowings from or payments on the Company's revolving credit facility. In 1995 the Company reduced its debt under this facility by $19.0 million. In 1994 the Company's debt under this facility increased $99 million, including $78.5 million to partially fund the WERCO acquisition, $6.2 million to purchase additional drilling locations in connection with the 1993 acquisition of proved properties from Emax Oil Company ("Emax"), and $7.1 million for other property acquisitions and capital expenditures.

    During 1995, the Company's the available credit line under the revolving credit facility was reduced to $235 million, or $25 million lower than 1994. This brought the credit line to a level more consistent with the Company's needs and lowered the annual commitments fees paid on the unused portion of the credit line. The available credit line is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by an independent petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. The Company's outstanding indebtedness under the revolving credit facility was $169 million at December 31, 1995.

    The Company's 1996 debt service is projected to be approximately $19 million. No principal payments are due in 1996, assuming the continued renewal of the revolving facility.

    During 1995, the Company had recorded charges totaling $1.8 million to interest expense in connection with the net payments made on interest rate swap agreements. In December 1995, the Company closed all interest rate swap agreements, resulting in an additional charge to interest expense of $2.6 million.

    Capitalization information on the Company is as follows:

    (In millions)                              1995        1994        1993
    ----------------------------------------------------------------------------
    Long-Term Debt                          $   249.0   $   268.3   $   169.0
    Stockholders' Equity
       Common Stock                              56.6       151.8       118.9
       Preferred Stock                           91.3        91.3        34.6
                                            ------------------------------------
         Total                                  147.9       243.1       153.5
                                            ------------------------------------
       Total Capitalization                 $   396.9   $   511.4   $   322.5
                                            ====================================
       Debt to Capitalization                    62.7%       52.5%       52.4%
                                            ====================================

    The Company's capitalization reflects the non-cash impact to equity of the $69.2 million SFAS 121 impairment of long-lived assets. (See Note 15 of the Notes to the Consolidated Financial Statements for further discussion.)

CAPITAL AND EXPLORATION EXPENDITURES

    The following table presents major components of capital and exploration expenditures for the three years ended December 31, 1995.


    (In millions)                              1995        1994        1993
    ----------------------------------------------------------------------------
    Capital Expenditures:
       Drilling and Facilities              $    19.3   $    47.9   $    34.6
       Leasehold Acquisitions                     2.0         4.7         3.9
       Pipeline and Gathering                     2.2         8.9         6.8
       Other                                      1.2         2.3         1.3
                                            ------------------------------------
                                                 24.7        63.8        46.6
                                            ------------------------------------
    Proved Property Acquisitions                   --         8.9        82.4(1)
    WERCO Acquisition                            (8.4)(3)   216.2(2)       --
                                            ------------------------------------
                                                 (8.4)      225.1        82.4
                                            ------------------------------------
    Exploration Expenses                          8.0         8.0         6.9
                                            ------------------------------------
      Total                                 $    24.3   $   296.9   $   135.9
                                            ====================================

--------------------------------------------------------------------------------

(1) Includes $34.6 million of non-cash consideration for the purchase of properties from the Harken Anadarko Partners, L.P. ("Harken").

(2) Included in capital expenditures for the WERCO acquisition was $97.5 million in common and preferred stock of the Company and a $40.2 million non-cash component relating to deferred taxes for the difference between the tax and book bases of the acquired properties, as required by SFAS 109, "Accounting for Income Taxes".

(3) A net cash payment received in connection with a valuation adjustment on the 1994 WERCO acquisition.

    The substantial reduction in capital and exploration expenditures in 1995 resulted from the downsized capital expenditures program resulting from depressed gas prices and the absence of a major acquisition.

    The Company generally funds its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

    Planned expenditures for 1996 have been significantly increased compared with 1995. Depending on the level of future natural gas prices, the Company intends to review and adjust the capital and exploration expenditures planned for 1996 as industry conditions dictate. Presently, the Company projects $69 million in capital and exploration expenditures for 1996. The Company plans to drill 220 (161 net), compared with 93 wells (55 net) drilled in 1995. Capital dedicated to the drilling program for 1996 is $41 million.

    Other 1996 capital expenditures are planned primarily for producing property acquisitions and for gathering and pipeline infrastructure maintenance and construction.

    During 1995, dividends were paid on the Company's common stock totalling $3.6 million, on the $3.125 convertible preferred stock totalling $2.2 million, and on the 6% convertible redeemable preferred stock totalling $3.4 million. The Company has paid quarterly common stock dividends of $0.04 per share since becoming publicly traded in 1990. The amount of future dividends is determined by the Board of Directors and is dependent upon a number of factors, including future earnings, financial condition, and capital requirements.

OTHER ISSUES AND CONTINGENCIES

    Barby Lawsuit. In February 1993, Barby Energy Corporation and certain other parties filed suit in Beaver County, Oklahoma against the Company to determine the rights and interests of the parties in and to the oil, gas and other minerals underlying a tract of land in Beaver County, Oklahoma, to quiet title to said mineral estate, and for an accounting and payment of production proceeds attributable to said mineral estate. Specifically at issue was whether there was continuous production from an oil and gas well located on the property at issue since July 5, 1965. Plaintiffs claimed there was a cessation of production, and therefore, all right, title and interest to such property reverted to them and they were entitled to all revenues from such production since the date cessation of production occurred. The Company maintained that it holds a valid oil and gas lease covering the interest claimed by the plaintiffs. The trial commenced on February 6, 1995 and, pursuant to an order entered on February 13, 1995, the judge denied and overruled all of the plaintiffs' claims. On March 16, 1995, Barby appealed the decision of the trial court to the Oklahoma Supreme Court. Barby requested that the Oklahoma Supreme Court retain the case. Subsequently, the Oklahoma Supreme Court decided not to retain the case and assigned the appeal to the Oklahoma Court of Appeals. The Barby appeal has been stayed pending settlement discussions.

    In September 1995, Barby filed a separate action in state court in Oklahoma, purporting to represent all similarly situated royalty owners in Oklahoma, alleging improper calculation of royalties and seeking actual and punitive damages. The Company has denied the material allegations of the complaint. No formal discovery has yet been conducted. The action has been stayed pending settlement discussions.

    Although no assurances can be given, the Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on the Company's financial position.

    Corporate Income Tax. The Company generates tax credits for the production of certain qualified fuels, including natural gas produced from tight formations and Devonian Shale. The credit for natural gas from a tight formation ("tight gas sands") amounts to $0.52 per MMbtu for natural gas sold prior to 2003 from qualified wells drilled in 1991 and 1992. A number of wells drilled in the Appalachian Region during 1991 and 1992 qualified for the tight gas sands tax credit. The credit for natural gas produced from Devonian Shale is approximately $1.00 per MMbtu in 1995. As a result of the WERCO acquisition, certain production from qualifying formations in the Rocky Mountains also qualifies for the tight gas sands tax credit. However, the benefits of all such credits have been lost in recent years due to the Company's regular net operating loss positions. As such, the Company completed two transactions in 1995 to monetize the value of these tax credits, resulting in future revenues of $3 million in 1996 and approximately $17 million over the remaining six years (See Note 18 of the Notes to the Consolidated Financial Statements for further discussion).

    The Company may benefit in the future from the alternative minimum tax ("AMT") relief granted under the Comprehensive National Energy Policy Act of 1992. The Act repealed provisions of the AMT requiring a taxpayer's alternative minimum taxable income to be increased on account of certain intangible drilling costs ("IDCs") and percentage depletion deductions. The repeal of these provisions generally applies to taxable years beginning after 1992. The repeal of the excess IDC preference cannot reduce a taxpayer's alternative minimum taxable income by more than 40% (30% for 1993) of the amount of such income determined without regard to the repeal of such preference.

    Regulations. The Company's operations are subject to various types of regulation by federal, state and local authorities. See "Regulation of Oil and Natural Gas Production and Transportation" and "Environmental Regulations" in the Other Business Matters section of Item 1. Business for a discussion of these regulations.

    Restrictive Covenants. The Company's ability to incur debt, to pay dividends on its common and preferred stock, and to make certain types of investments is dependent upon certain restrictive debt covenants in the Company's various debt instruments. Among other requirements, the Company's revolving credit facility specifies a minimum cash flow to debt service coverage ratio of 1.2 to 1.0, projected for the next two years utilizing the banks assumptions. At December 31, 1995, the calculated ratio for 1996 and 1997 was 2.7 to 1, assuming the continued renewal of the revolving facility.

CONCLUSION

    The Company's financial results depend upon many factors, particularly the price of natural gas and its ability to market its production on economically attractive terms. The Company's average 1995 natural gas price decreased 18% compared with the average natural gas price received in 1994. The deterioration of gas prices during 1995 has negatively impacted the Company's earnings and cash flows and has contributed significantly to the net loss recorded in 1995. While prices in certain regions of the U.S. have moved up sharply in the first two months of 1996, the volatility of natural gas prices in recent years remains prevalent in 1996 with wide price swings in day-to-day trading on the Nymex futures market and the recent decoupling of the Nymex from the markets outside the Northeast. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1996. Because future cash flows and earnings are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital requirements if prices should return to the depressed levels of 1995.

    While the Company's 1996 plans include a significant increase in capital spending, potentially negative changes in industry conditions might require the Company to adjust its 1996 spending plan to ensure the availability of capital, including, among other things, reductions in capital expenditures or common stock dividends.

    The Company believes that higher production volumes and natural gas prices over time coupled with the Company's continuing efforts to reduce costs and invest in projects with high rates of return will return the Company to profitability. Furthermore, the Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements.

RESULTS OF OPERATIONS

    For the purpose of reviewing the Company's results of operations, "Net Income (Loss)" is defined as net income (loss) applicable to common stockholders. The Company merged its acquired holdings from the WERCO acquisition, located in the Rocky Mountains and the onshore Gulf Coast, with the Company's holdings in the Anadarko Region to form the "Western Region" in 1994.

    SELECTED FINANCIAL AND OPERATING DATA

    (In millions except where specified)            1995        1994        1993
    ----------------------------------------------------------------------------
    Revenues                                   $   213.9   $   237.1   $   164.3
    Costs and Expenses                             330.1       222.1       145.6
    Interest Expense                                24.9        16.7        10.3
    Net Income (Loss)                              (92.2)       (5.4)        2.1
    Earnings (Loss) Per Share                  $   (4.05)  $   (0.25)  $    0.10

    Natural Gas Sales (Bcf)
       Appalachia                                   52.6        56.9        39.9
       West                                         59.7        45.6        24.5
                                               ---------------------------------
       Total Company                               112.3       102.5        64.4
                                               =================================

    Natural Gas Production (Bcf)
       Appalachia                                   27.5        29.7        26.2
       West                                         30.2        28.6        19.8
                                               ---------------------------------
       Total Company                                57.7        58.3        46.0
                                               =================================
    Natural Gas Prices ($/Mcf)
       Appalachia                              $    2.18   $    2.47   $    2.69
       West                                    $    1.37   $    1.73   $    1.94
         Total Company                         $    1.75   $    2.14   $    2.40

    Crude/Condensate
       Volume (MBbl)                                 618         687         345
      Price ($/Bbl)                            $   17.95   $   16.66   $   16.58

    The table below presents the effects of certain selected items ("selected items") on the Company's results of operations for the three years ended December 31, 1995.

    (In millions)                                   1995        1994        1993
    ----------------------------------------------------------------------------
    Net Income (Loss) Before Selected Items    $   (17.3)  $    (5.4)  $     5.1
       SFAS 121 impairment                         (69.2)
       Cost reduction program                       (4.7)
       Columbia settlement                           2.6
       Decoupled gas price hedges                   (2.0)
       Terminated interest rate swaps               (1.6)
       Early adoption of SFAS 112                                           (0.4)
       Consolidation of office space                                        (0.3)
       Deferred tax adjustment due to federal
         rate change                                                        (2.3)
                                               ---------------------------------
       Net Income (Loss)                       $   (92.2)  $    (5.4)  $     2.1
                                               =================================

1995 AND 1994 COMPARED

    Net Income (Loss) and Revenues. The Company reported a net loss in 1995 of $17.3 million, or $0.76 per share, down $11.9 million, or $0.52, compared with 1994, excluding the impact of the selected items. The $74.9 million from special items, or $3.29 per share, consisted of a $113.8 million charge ($69.2 million after tax) related to the adoption of SFAS 121, $7.7 million ($4.7 million after tax) for the cost reduction program and other severance costs, $3.2 million ($2.0 million after tax) loss related to uncovered gas price hedges and a $2.6 million charge ($1.6 million after tax) to interest expense to close interest rate swap contracts, offset in part by other revenue of $4.3 million ($2.6 million after tax) in connection with the sale of a Columbia bankruptcy claim. Excluding the pre-tax effects of the selected items, operating income and operating revenues decreased $8.7 million and $24.3 million, respectively. Natural gas sales comprised 92%, or $196.6 million, of total revenue in 1995. The decrease in total revenues was driven primarily by an 18% decrease in the average natural gas price, partially offset by a 9% increase in natural gas sales volumes due to higher gas purchased for resale (up 18%) as discussed below. Net income (loss) and operating income (loss), excluding selected items, were similarly impacted by the decline in the average natural gas price, as well as higher financing costs in connection with the 1994 WERCO and 1993 Emax acquisitions.

    Natural gas sales volumes were down 4.3 Bcf to 52.6 Bcf in the Appalachian Region due to a decrease in gas purchased for resale. Production volume in the Appalachian Region was down 2.1 Bcf, or 7%, to 27.5 Bcf due in part to higher pipeline curtailments and normal production declines not fully replaced by new production due primarily to reduced drilling activity in 1995. The reduction in sales due to the production decline in Appalachia was primarily offset by net changes in gas storage and exchanges. Natural gas sales volumes were up
13.6 Bcf to 64.0 Bcf in the Western Region due primarily to higher production volume (up 1.5 Bcf) and gas purchased for resale (up 13.1 Bcf), all of which are primarily due to a full year of operating results from the WERCO acquisition.

    The average Appalachian natural gas sales price decreased $0.29 per Mcf, or 12%, to $2.18, decreasing operating revenues by approximately $15.4 million.
In the Western Region, the average natural gas sales price decreased $0.36 per Mcf, or 21%, to $1.37, decreasing operating revenues by approximately $21.4 million. Because the proportion of lower priced Western Region sales volume relative to total Company sales volume was up significantly, the weighted average natural gas price for the total Company decreased $0.39 per Mcf, or 18%, to $1.75.

    Crude oil and condensate sales were virtually unchanged at 618 MBbl.

    Costs and Expenses. Total costs and expenses, excluding the selected items, decreased $13.5 million, or 6%, due primarily to the following:

    o The costs of natural gas decreased $3.9 million to $92.8 million. The decrease was primarily due to a $0.42 per Mcf decrease in the average price of gas purchased for resale, partially offset by a 10.4 Bcf increase in gas purchased for resale (including gas exchanges and storage).

    o Direct operations expense decreased $5.0 million, or 15%, due in large part to reductions in (1) lease maintenance work and workovers, (2) field and regional office expenses due primarily to the cost reduction program, and (3) compressor rental and overhaul expenses.

    o Depreciation, depletion, amortization and impairment expense, excluding the $113.8 million impairment of long-lived assets in connection with SFAS 121, decreased $2.3 million due primarily to the decrease in the DD&A rate in the fourth quarter resulting from the SFAS 121 impairment. Due to the adoption of SFAS 121, the Company's DD&A rate is expected to decrease in future years by $0.13 per Mcfe.

    o General and administrative expense decreased $1.4 million, or 8%, due largely to costs savings realized from the cost reduction program.

    o The cost reduction program, recorded in the first quarter, consisted primarily of a 23% staff reduction, achieved through early retirement and involuntary termination programs. The pre-tax charges related to this action totalled $6.8 million, comprised of $3.8 million in salary and other severance related expense ($3.6 million paid during the nine months) and a $3.0 million non-cash charge for the impact of the staff reduction to the pension and postretirement benefits plans.

    o Taxes other than income decreased $0.9 million, or 7.6%, due primarily to the decline in gas revenue.

    Interest expense was up $8.2 million, or 49%, due to the increase in debt primarily attributable to the WERCO acquisition in 1994 and the Emax acquisition in 1993.

    Income tax benefit was up $54.4 million due to the comparable decrease in earnings before income tax. The Company's effective tax rate was virtually unchanged.

1994 AND 1993 COMPARED

    Net Income (Loss) and Revenues. The Company recorded a net loss in 1994 of $5.4 million, down $10.5 million, or $0.48 per share, compared with 1993, excluding the impact of the selected items. Excluding the pre-tax effects of the selected items in the table above, operating income decreased $6.2 million and revenues increased $72.8 million. Natural gas sales comprised 93%, or $219.7 million, of total revenue in 1994. The increase in revenues was primarily due to the WERCO acquisition ($42.1 million), an increase in natural gas purchased for resale ($32.3 million) and an increase in core production volumes ($5.9 million). Net income and operating income, however, were negatively impacted in 1994 by an 11% decline in the average natural gas price and higher depreciation expense and additional financing cost associated with the WERCO acquisition.

    The Company added two new operating areas through the WERCO acquisition in the Rocky Mountains and onshore Gulf Coast. The WERCO acquisition provides the Company with development and exploration opportunities in the Green River Basin of the Rocky Mountains and in the onshore Gulf Coast; an increase in reserves which exceeded one trillion cubic feet equivalent of natural gas; and the expansion of the Company's production base by approximately 40% annualized. Operating results from the WERCO acquisition for the eight months ended December 31, 1994 were as follows: 9.5 Bcf of natural gas production, 19.4 Bcf of natural gas sales, 357 MBbl of oil production and $42.1 million of revenues. Total natural gas and oil revenues from the acquired properties were $33.7 million and $6.0 million, respectively. The average natural gas price received on the WERCO acquisition in 1994 was $1.74 per Mcf.

    Natural gas sales volumes were up 17.0 Bcf to 56.9 Bcf in the Appalachian Region primarily attributable to an increase in natural gas purchased for resale and, to a lesser extent, increased production. Production volume was up
3.5 Bcf to 29.7 Bcf in the Appalachian Region primarily due to expanded production associated with the Emax acquisition. Production volume in the Western Region was up 8.8 Bcf to 28.6 Bcf due to increased production associated with the WERCO acquisition. Natural gas sales volumes in the Western Region were up 21 Bcf primarily due to the increased production and, to a lesser extent, increased volumes of natural gas purchased for resale.

    The average Appalachian natural gas sales price decreased $0.22 per Mcf, or 8%, to $2.47, reducing operating revenues by approximately $12.3 million. In the Western Region, the average natural gas sales price also decreased $0.21 per Mcf, or 11%, to $1.73, reducing operating revenues by approximately $9.6 million. Lower spot market gas prices, both for Company production and the increased volume of natural gas purchased for resale, along with a change in the weighted mix of sales volumes due to sales from new operating areas, were the primary reasons the Company's overall weighted average natural gas sales price decreased $0.26 per Mcf to $2.14 compared with 1993.

    Crude oil and condensate sales increased 342 MBbl to 687 MBbl due primarily to the Harken acquisition (89 MBbl) and the WERCO acquisition (357 MBbl).

    Costs and Expenses. Total costs and expenses increased $76.5 million, or 53%, to $222.1 million primarily due to expanded operations associated with the WERCO acquisition and an increase in natural gas purchased for resale:

    o The cost of natural gas purchases increased $48.3 million to $96.8 million. The WERCO acquisition increased this cost by $18.0 million. The remaining $30.3 million primarily was due to a 15.1 Bcf increase in natural gas purchased for resale, net of storage.

    o Direct operations expenses increased $4.7 million, or 16%, primarily due to $3.7 million of operating expenses attributable to the WERCO acquisition and $1.6 million increased operating expenses attributable to the first full year of operations on the Emax and Harken acquisitions. Direct operations expense per Mcfe of production decreased $0.07, or 12%, to $0.53 due to increased production primarily attributable to the WERCO acquisition.

    o Exploration expense increased $1.1 million due to the WERCO acquisition.

    o Depreciation, depletion, amortization and impairment expense increased $20.1 million, or 58%, primarily due to the Harken, Emax and WERCO acquisitions. DD&A and impairment expense per Mcfe of production increased $0.15, or 21%, to $0.86 due primarily to the acquisitions in general and further affected by the required accounting treatment of the tax free nature of the WERCO acquisition.

    o General and administrative expenses decreased $0.7 million, or 4%, excluding $0.4 million attributable to the WERCO acquisition, primarily due to reduced fringe benefit and employee-related expenses. General and administrative expenses per Mcfe of production decreased $0.09, or 25%, to $0.27 due to the expanded production base, primarily from the WERCO acquisition.

    o Taxes other than income increased $2.7 million, or 28%, primarily due to the WERCO acquisition. This expense remained virtually unchanged on a unit of production basis.

    Interest expense increased $6.3 million, or 61%, primarily due to a $99 million debt increase and an increase in the interest rate attributable to the Company's revolving credit facility. The WERCO acquisition and the purchase of additional drilling locations in connection with the Emax acquisition accounted for $84.7 million, or 86%, of the debt increase.

    Income tax expense decreased $6.8 million (to a $0.6 million benefit) due to the decrease in 1994 earnings before income taxes and a $2.9 million charge in the third quarter of 1993 to record an increase in the federal income tax rate.

    The dividend requirement on preferred stock increased $3.0 million due primarily to the $2.3 million associated with the 6% convertible redeemable preferred stock issued in connection with the WERCO acquisition. The remaining $0.7 million increase was attributable to the $3.125 cumulative convertible preferred stock, issued May 3, 1993, for which only 8 months of dividends were reflected in the corresponding period of 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
    ---------------------------------------------------------------------------
    Report of Independent Accountants                                       27

    Consolidated Statement of Operations                                    28

    Consolidated Balance Sheet                                              29

    Consolidated Statement of Cash Flows                                    30

    Consolidated Statement of Stockholders' Equity                          31

    Notes to Consolidated Financial Statements                              32

    Supplemental Oil & Gas Information                                      47

    Quarterly Financial Information (Unaudited)                             51

REPORT OF MANAGEMENT

    The management of Cabot Oil & Gas Corporation is responsible for the preparation and integrity of all information contained in the annual report. The consolidated financial statements and other financial information are prepared in conformity with generally accepted accounting principles and, accordingly, include certain informed judgements and estimates of management.

    Management maintains a system of internal accounting and managerial controls and engages internal audit representatives who monitor and test the operation of these controls. Although no system can ensure the elimination of all errors and irregularities, the system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable for financial statement preparation.

    An Audit Committee of the Board of Directors, consisting of directors who are not employees of the Company, meets periodically with management, the independent accountants and internal audit representatives to obtain assurances to the integrity of the Company's accounting and financial reporting and to affirm the adequacy of the system of accounting and managerial controls in place. The independent accountants and internal audit representatives have full and free access to the Audit Committee to discuss all appropriate matters.

    We believe that the Company's policies and system of accounting and managerial controls reasonably assure the integrity of the information in the consolidated financial statements and in the other sections of the annual report.


March 1, 1996                           Charles P. Siess, Jr.
                                        Chairman of the Board,
                                        Chief Executive Officer and President

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CABOT OIL & GAS CORPORATION:

    We have audited the accompanying consolidated balance sheet of Cabot Oil & Gas Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cabot Oil & Gas Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Notes 14 and 15 to the consolidated financial statements, in 1995 the Company changed its method of applying the unit-of-production method to calculate depreciation and depletion on producing oil and gas properties, and accounting for the impairment of long-lived assets.

                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
March 1, 1996

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Year Ended December 31,
    (In thousands, except per share amounts)                  1995        1994        1993
    ----------------------------------------------------------------------------------------
    REVENUES
       Natural Gas                                         $ 196,609   $ 219,650   $ 154,792
       Crude Oil and Condensate                               11,089      11,445       5,715
       Other                                                   6,225       5,972       3,788
                                                           ---------------------------------
                                                             213,923     237,067     164,295
    COSTS AND EXPENSES
       Costs of Natural Gas                                   92,840      96,772      48,479
       Direct Operations                                      28,328      33,332      28,681
       Exploration                                             8,031       8,014       6,943
       Depreciation, Depletion and Amortization               47,206      51,040      31,621
       Impairment of Long-Lived Assets (Note 15)             113,795          --          --
       Impairment of Unproved Properties                       5,047       3,556       2,834
       General and Administrative                             16,785      17,278      17,539
       Cost Reduction Program (Note 12)                        6,820          --          --
       Taxes Other Than Income                                11,215      12,141       9,490
                                                           ---------------------------------
                                                             330,067     222,133     145,587
    GAIN (LOSS) ON SALE OF ASSETS                               (614)         79       1,299
                                                           ---------------------------------
    INCOME (LOSS) FROM OPERATIONS                           (116,758)     15,013      20,007
    Interest Expense                                          24,885      16,651      10,328
                                                           ---------------------------------
    INCOME (LOSS) BEFORE INCOME TAX EXPENSE                 (141,643)     (1,638)      9,679
    Income Tax Expense (Benefit)                             (55,025)       (643)      6,159
                                                           ---------------------------------
    NET INCOME (LOSS)                                        (86,618)       (995)      3,520
    Dividend Requirement on Preferred Stock                    5,553       4,449       1,432
                                                           ---------------------------------
    Net Income (Loss) Applicable to
       Common Stockholders                                 $ (92,171)  $  (5,444)  $   2,088
                                                           =================================
    Earnings (Loss) Per Share Applicable
       to Common Stockholders                              $   (4.05)  $   (0.25)  $    0.10
                                                           =================================
    Average Common Shares Outstanding                         22,775      22,018      20,507
                                                           =================================

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                    December 31,
    (In thousands)                                               1995        1994
    -------------------------------------------------------------------------------
    ASSETS

    CURRENT ASSETS
       Cash and Cash Equivalents                              $   3,029   $   3,773
       Accounts Receivable                                       42,014      38,166
       Inventories                                                5,596       8,384
       Other                                                      1,709       1,696
                                                              ---------------------
         Total Current Assets                                    52,348      52,019

    PROPERTIES AND EQUIPMENT (Successful Efforts Method)        474,371     634,934
    OTHER ASSETS                                                  1,436       1,399
                                                              ---------------------
                                                              $ 528,155   $ 688,352
                                                              =====================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
       Accounts Payable                                       $  48,122   $  39,990
       Accrued Liabilities                                       12,759      13,750
                                                              ---------------------
       Total Current Liabilities                                 60,881      53,740
    LONG-TERM DEBT                                              249,000     268,363
    DEFERRED INCOME TAXES                                        62,752     117,807
    OTHER LIABILITIES                                             7,666       5,360
    COMMITMENTS AND CONTINGENCIES (Note 8)
    STOCKHOLDERS' EQUITY
      Preferred Stock:
        Authorized -- 5,000,000 Shares of $0.10 Par Value
          Issued and Outstanding -- $3.125 Cumulative
          Convertible Preferred; $50 Stated Value;
          692,439 Shares in 1995 and 1994 -- 6% Convertible
          Redeemable Preferred; $50 Stated Value; 1,134,000
          Shares in 1995 and 1994                                   183         183
      Common Stock:
        Authorized -- 40,000,000 Shares of $0.10 Par Value
          Issued and Outstanding -- 22,783,319 Shares and
          22,757,007 Shares at December 31, 1995 and 1994,
          respectively                                            2,278       2,275
      Class B Common Stock:
        Authorized -- 800,000 Shares of $0.10 Par Value
          No Shares Issued                                           --          --
      Additional Paid-in Capital                                242,058     241,471
      Accumulated Deficit                                       (96,663)       (847)
                                                              ---------------------
        Total Stockholders' Equity                              147,856     243,082
                                                              ---------------------
                                                              $ 528,155   $ 688,352
                                                              =====================

--------------------------------------------------------------------------------
  The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Year Ended December 31,
    (In thousands)                                           1995        1994        1993
    ----------------------------------------------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (Loss)                                   $ (86,618)  $    (995)  $   3,520
       Adjustments to Reconcile Net Income (Loss)
         to Cash Provided by Operations:
            Depletion, Depreciation, and Amortization         47,206      51,040      31,621
            Impairment of Long-Lived Assets                  113,795          --          --
            Impairment of Unproved Properties                  5,047       3,556       2,834
            Deferred Income Tax Expense (Benefit)            (55,055)       (796)      7,058
            Loss (Gain) on Sale of Assets                        614         (79)     (1,299)
            Exploration Expense                                8,031       8,014       6,943
            Postretirement Benefits Other than Pension         1,742        (866)       (339)
            Other, Net                                         1,436        (669)        (67)
         Changes in Assets and Liabilities:
            Accounts Receivable                               (3,848)     (2,870)       (780)
            Inventories                                        2,788      (2,691)         65
            Other Current Assets                                 (13)       (944)       (395)
            Other Assets                                         (37)     (1,306)        147
            Accounts Payable and Accrued Liabilities           5,838      16,167       5,591
            Other Liabilities                                    565        (258)        551
                                                           ---------------------------------
       Net Cash Provided by Operations                        41,491      67,303      55,450
                                                           ---------------------------------

    CASH FLOWS FROM INVESTING ACTIVITIES
       Capital Expenditures                                  (24,672)    (72,684)    (94,377)
       Cost of Major Acquisition(1)                            8,402     (78,525)         --
       Proceeds from Sale of Assets                           10,291         400       2,410
       Exploration Expense                                    (8,031)     (8,014)     (6,943)
                                                           ---------------------------------
       Net Cash Used by Investing                            (14,010)   (158,823)    (98,910)
                                                           ---------------------------------

    CASH FLOWS FROM FINANCING ACTIVITIES
       Increase in Debt                                       16,000     125,833      67,720
       Decrease in Debt                                      (35,363)    (27,000)    (20,000)
       Exercise of Stock Options                                 348         654       1,742
       Dividends Paid                                         (9,210)     (7,091)     (4,207)
                                                           ---------------------------------
       Net Cash Provided (Used) by Financing                 (28,225)     92,396      45,255
                                                           ---------------------------------
    Net Increase (Decrease) in Cash and
       Cash Equivalents                                         (744)        876       1,795
    Cash and Cash Equivalents, Beginning of Year               3,773       2,897       1,102
                                                           ---------------------------------
    Cash and Cash Equivalents, End of Year                 $   3,029   $   3,773   $   2,897
                                                           =================================

-----------------------------------------------------------------------------
(1) Excludes non-cash consideration of $97.5 million of the Company's common and preferred stock issued in connection with the WERCO acquisition.
     See Note 11 WERCO Acquisition.

  The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Retained
                                           Common      Preferred   Paid-In       Earnings
    (In thousands)                          Stock        Stock     Capital       (Deficit)      Total
    ---------------------------------------------------------------------------------------------------
    Balance at December 31, 1992             2,046          --      106,936         9,331       118,313
    Net Income                                                                      3,520         3,520
    Exercise of Stock Options                   12                    1,730                       1,742
    Issuance of Preferred Stock                             69       34,552                      34,621
    Preferred Stock Dividends
       at $2.07 Per Share                                                          (1,432)       (1,432)
    Common Stock Dividends at
       $0.16 Per Share                                                             (3,281)       (3,281)
    Other                                                                46                          46
                                           ------------------------------------------------------------
    Balance at December 31, 1993             2,058          69      143,264         8,138       153,529
                                           ------------------------------------------------------------
    Net Loss                                                                         (995)         (995)
    Exercise of Stock Options                    4                      650                         654
    Issuance of Common Stock                   213                   40,546                      40,759
    Issuance of Preferred Stock                            114       56,586                      56,700
    Preferred Stock Dividends
       at $2.44 Per Share                                                          (4,449)       (4,449)
    Common Stock Dividends
       at $0.16 Per Share                                                          (3,551)       (3,551)
    Tax Benefit of Stock Options                                        425                         425
    Other                                                                              10            10
                                           ------------------------------------------------------------
    Balance at December 31, 1994             2,275         183      241,471          (847)      243,082
                                           ------------------------------------------------------------
    Net Loss                                                                      (86,618)      (86,618)
    Exercise of Stock Options                    3                      345                         348
    Preferred Stock Dividends
       at $3.04 Per Share                                                          (5,566)       (5,566)
    Common Stock Dividends
       at $0.16 Per Share                                                          (3,631)       (3,631)
    Stock Grant Vesting                                                 242                         242
    Other                                                                              (1)           (1)
                                           ------------------------------------------------------------
    Balance at December 31, 1995           $ 2,278       $ 183    $ 242,058     $ (96,663)    $ 147,856
                                           ============================================================

--------------------------------------------------------------------------------
  The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    Cabot Oil & Gas Corporation and subsidiaries (the "Company") are engaged in the exploration, development, production and marketing of natural gas and, to a lesser extent, crude oil and natural gas liquids. The Company also transports, stores, gathers and purchases natural gas for resale.

    The consolidated financial statements contain the accounts of the Company after elimination of all significant intercompany balances and transactions. The results of operations of oil and gas properties purchased in the acquisition of Washington Energy Resources Company ("WERCO") have been included with those of the Company since May 2, 1994.

PIPELINE EXCHANGES

    Natural gas gathering and pipeline operations normally include exchange arrangements with customers and suppliers. The volumes of natural gas due to or from the Company under exchange agreements are recorded at average selling or purchase prices, as the case may be, and are adjusted monthly to reflect market changes. The net value of exchanged natural gas is included in inventories in the consolidated balance sheet.

PROPERTIES AND EQUIPMENT

    The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized. In addition, the Company limits the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs.

    Before the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121 on September 1, 1995, the Company limited the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs. Under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the unamortized capital costs at a lease level are reduced to fair value if the sum of expected future net cash flows is less than the net book value (See Note 15 Accounting For Long-Lived Assets).

    Capitalized costs of proved oil and gas properties, after considering estimated dismantlement, restoration and abandonment costs, net of estimated salvage values, are depreciated and depleted on a field basis by the unit-of-production method using proved developed reserves (See Note 14 Accounting Change). The costs of unproved oil and gas properties are generally aggregated and amortized over a period that is based on the average holding period for such properties and the Company's experience of successful drilling. Properties related to gathering and pipeline systems and equipment are depreciated using the straight-line method based on estimated useful lives ranging from 10 to 25 years. Certain other assets are also depreciated on a straight-line basis.

    Future estimated plug and abandonment cost is accrued over the productive life of the oil and gas properties. The accrued liability for plug and abandonment cost is included in accumulated depreciation, depletion and amortization.

    Costs of retired, sold or abandoned properties, constituting a part of an amortization base, are charged to accumulated depreciation, depletion, and amortization. Accordingly, gain or loss, if any, is recognized only when a group of proved properties (or field), constituting the amortization base, has been retired, abandoned or sold.

REVENUE RECOGNITION AND GAS IMBALANCES

    The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Volumetric production is monitored to minimize these natural gas imbalances. A natural gas imbalance liability is recorded in other liabilities in the consolidated balance sheet if the Company's excess takes of natural gas exceed its estimated remaining recoverable reserves for such properties.

INCOME TAXES

    The Company follows the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

NATURAL GAS MEASUREMENT

    The Company records estimated amounts for natural gas revenues and natural gas purchase costs based on volumetric calculations under its natural gas sales and purchase contracts. Variances or imbalances resulting from such calculations are inherent in natural gas sales, production, operation, measurement, and administration. Management does not believe that differences between actual and estimated natural gas revenues or purchase costs attributable to the unresolved variances or imbalances are material.

ACCOUNTS PAYABLE

    This account includes credit balances to the extent that checks issued have not been presented to the Company's bank for payment. These credit balances included in accounts payable were approximately $6.2 million and $6.9 million at December 31, 1995 and 1994, respectively.

EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is computed by dividing net income (loss), as adjusted for dividends on preferred stock, by the weighted average number of shares of common stock ("Common Stock") outstanding during the respective periods. The dilutive effect of stock options on earnings per common share is insignificant for all periods and is not included in the computation of earnings per common share.

    Both the $3.125 cumulative convertible preferred stock and the 6% convertible redeemable preferred stock ("preferred stock"), issued May 1993 and May 1994, respectively, had an antidilutive effect on earnings per common share. The preferred stock was determined not to be a common stock equivalent at the time of issuance.

RISK MANAGEMENT ACTIVITIES

    From time to time, the Company enters into certain commodity derivative contracts as a hedging strategy to manage commodity price risk associated with its inventories, production or other contractual commitments. The natural gas price swap is the type of derivative instrument utilized by the Company. A natural gas price swap is an agreement between two parties to exchange periodic payments, usually on a monthly basis. One party pays a fixed price while the other party typically pays a variable price. Notional quantities of natural gas are used in each agreement, as the agreements do not involve the physical exchange or delivery of natural gas. Gains or losses on these hedging activities are generally recognized over the period that the inventory, production or other underlying commitment is hedged. Unrealized gains or losses associated with any natural gas price swap contracts not considered to be a hedge are recognized currently in the results of operations. The Company had certain hedge natural gas price swap contracts in December 1995 that were left 'uncovered' due to an unprecedented decoupling of the Nymex gas price from realizable sales prices in the physical markets. The unrealized loss attributable to these contracts was recorded currently. See Note 13 Financial Instruments for further discussion.

CASH EQUIVALENTS

    The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                                 December 31,
    (In thousands)                                              1995        1994
    ----------------------------------------------------------------------------
    Unproved Oil and Gas Properties                        $  12,488   $  20,847
    Proved Oil and Gas Properties                            800,373     796,390
    Gathering and Pipeline Systems                           146,330     146,131
    Land, Building and Improvements                            5,551       5,533
    Other                                                     15,243      13,875
                                                           ---------------------
                                                             979,985     982,776
    Accumulated Depreciation,
       Depletion and Amortization                           (505,614)   (347,842)
                                                           ---------------------
                                                           $ 474,371   $ 634,934
                                                           =====================

    As a component of accumulated depreciation, depletion and amortization, total accrued future plug and abandonment cost was $15.0 million and $14.4 million at December 31, 1995 and 1994, respectively. The Company believes that this accrual adequately provides for its estimated future plug and abandonment cost.

3. ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

                                                            December 31,
    (In thousands)                                        1995        1994
    ------------------------------------------------------------------------
    Accounts Receivable
       Trade Accounts                                  $  38,119   $  36,246
       Other Accounts                                      5,138       3,245
                                                       ---------------------
                                                          43,257      39,491
       Allowance for Doubtful Accounts                    (1,243)     (1,325)
                                                       ---------------------
                                                       $  42,014   $  38,166
                                                       =====================
    Accounts Payable
       Trade Accounts                                  $   9,312   $  10,818
       Natural Gas Purchases                              12,523       7,938
       Royalty and Other Owners                           10,842      12,691
       Capital Costs                                       6,518       4,097
       Dividends Payable                                   1,391       1,404
       Taxes Other Than Income                               749         690
       Gas Price Swaps (Note 13)                           3,205          --
       Other Accounts                                      3,582       2,352
                                                       ---------------------
                                                       $  48,122   $  39,990
                                                       =====================
    Accrued Liabilities
       Employee Benefits                               $   2,506   $   3,182
       Taxes Other Than Income                             7,633       7,886
       Interest Payable                                    1,883       1,742
       Other Accrued                                         737         940
                                                       ---------------------
                                                       $  12,759   $  13,750
                                                       =====================
    Other Liabilities
       Postretirement Benefits Other Than Pension      $   2,640   $     898
       Accrued Pension Cost                                3,144       2,299
       Taxes Other Than Income                             1,482       1,593
       Other                                                 400         570
                                                       ---------------------
                                                       $   7,666   $   5,360
                                                       =====================

4. INVENTORIES

    Inventories are comprised of the following:

                                                            December 31,
    (In thousands)                                        1995        1994
    ------------------------------------------------------------------------
    Natural Gas in Storage                             $   4,058   $   5,777
    Tubular Goods and Well Equipment                       1,485       2,120
    Pipeline Exchange Balances                                53         487
                                                       ---------------------
                                                       $   5,596   $   8,384
                                                       =====================

5. DEBT AND CREDIT AGREEMENTS

SHORT-TERM DEBT

    The Company has a $5.0 million unsecured short-term line of credit with a bank which it uses as part of its cash management program. The interest rate on the line of credit is at the bank's prime rate. At December 31, 1995 and 1994, no debt was outstanding under the line.

10.18% NOTES

    In May 1990, the Company issued an aggregate principal amount of $80 million of its 12-year 10.18% Notes (the "10.18% Notes") to a group of nine institutional investors in a private placement offering. The 10.18% Notes require five equal annual principal payments beginning in 1998. The Company may prepay all or any portion of the indebtedness on any date with a prepayment premium. Excluding the $2.6 million charge in December 1995 to terminate the remaining interest rate swaps, the Company's effective interest rates for the 10.18% Notes in the two years ended December 31, 1995 and 1994 were 12.6% and 10.65%, respectively, due to the impact of the interest rate swap instruments obtained in 1993 (see "Interest Rate Swap Agreements" under Note 13 Financial Instruments). The 10.18% Notes contain restrictions on the merger of the Company or any subsidiary with a third party other than under certain limited conditions, as well as various other restrictive covenants customarily found in such debt instruments, including a restriction on the payment of dividends or the repurchase of equity securities. Such covenants about dividends and equity securities are less restrictive than the covenants contained in the Credit Facility referred to below.

REVOLVING CREDIT AGREEMENT

    In January 1990, the Company entered into an $85 million Revolving Credit Agreement (the "Credit Facility") with a bank (later expanded to five banks and a $260 million available line of credit). In 1995, the Company amended its Credit Facility decreasing the available credit line to $235 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. As of February 1996, the Company's available borrowing capacity is $315 million. Interest rates are principally based on a reference rate of either the rate for certificates of deposit ("CD rate") or LIBOR, plus a margin, or the prime rate. The margin above the reference rate is presently equal to 3/4 of 1% for the LIBOR based rate, or 7/8 of 1% for the CD based rate. The Credit Facility provides for a commitment fee on the unused available balance at an annual rate of 3/8 of 1% and a commitment fee on the unavailable balance of the credit line at an annual rate of 1/4 of 1%. The Company's effective interest rates for the Credit Facility in the years ended December 31, 1995, 1994 and 1993 were 6.8%, 5.7% and 4.6%, respectively. Although the revolving term of the Credit Facility expires in June 1996, it may be extended with the banks' approval. If such term is not extended, the indebtedness outstanding will be payable in 24 quarterly installments. Interest rates and commitment fees are subject to increase if the indebtedness is greater than 80% of the Company's debt limit of $315 million, as noted below. The Credit Facility contains various restrictive covenants customarily found in such facilities, including restrictions (i) prohibiting the merger of the Company or any subsidiary with a third party other than under certain limited conditions,
(ii) prohibiting the sale of all or substantially all of the Company's or any subsidiary's assets to a third party, and (iii) restricting certain payments associated with repurchasing equity securities of the Company or declaring dividends ("Restricted Payments", as defined in the Credit Facility), if immediately prior to or after giving effect to such payments, the aggregate of such Restricted Payments exceeds 15% of cash flows available for debt service, as defined in the Credit Facility, or an event of default has occurred under the Credit Facility. In addition, the Credit Facility prohibits the Company from incurring recourse indebtedness (determined on a consolidated basis) in excess of the debt limit (presently $315 million) subject to certain adjustments, including adjustments for sales or acquisitions of oil and gas properties and other changes in projected cash flows available for debt service.

6. EMPLOYEE BENEFIT PLANS

PENSION PLAN

   The Company has a non-contributory, defined benefit pension plan covering all full-time employees. The benefits for this plan are based primarily on years of service and pay near retirement. Plan assets consist principally of fixed income investments and equity securities. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code limitations.

   The Company has a non-qualified equalization plan to ensure payments to certain executive officers of amounts to which they are already entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. This plan is unfunded.

   Net periodic pension cost of the Company for the years ended December 31, 1995, 1994 and 1993 are comprised of the following:

(In thousands)                                         1995          1994         1993
------------------------------------------------------------------------------------------
QUALIFIED:
  Current Year Service Cost                         $    722      $   901       $   816
  Interest Accrued on Pension Obligation                 742          652           578
  Actual Return on Plan Assets                        (1,327)        (428)         (366)
  Net Amortization                                       934          102           118
  Curtailment Gain                                      (376)           -             -
  Special Termination Benefit                            766            -             -
                                                    --------------------------------------
  Net Periodic Pension Cost                         $  1,461        1,227         1,146
                                                    ======================================
NON-QUALIFIED:
  Current Year Service Cost                         $     63      $   134       $    84
  Interest Accrued on Pension Obligation                  23           32             5
  Net Amortization                                        39           49            33
  Curtailment Loss                                        37            -             -
  Settlement Charge                                      174            -             -
                                                    --------------------------------------
  Net Periodic Pension Cost                         $    336      $   215       $   122
                                                    ======================================

   The following table sets forth the funded status of the Company's pension plans at December 31, 1995 and 1994, respectively:

                                                                1995                       1994
(In thousands)                                       Qualified   Non-Qualified    Qualified   Non-Qualified
-----------------------------------------------------------------------------------------------------------
 Actuarial Present Value of:
  Vested Benefit Obligation                           $  6,281      $   65         $ 3,680      $   68
  Accumulated Benefit Obligation                         6,864          83           4,258         182

  Projected Benefit Obligation                        $ 10,069      $   83         $ 8,395      $  385
  Plan Assets at Fair Value                              6,417           -           4,861           -
                                                      ------------------------------------------------
  Projected Benefit Obligation in Excess
   of Plan Assets                                        3,652          83           3,534         385
  Unrecognized Net Gain                                  1,232          44             972          70
  Unrecognized Prior Service Cost                       (1,037)       (423)         (1,316)       (537)
                                                      ------------------------------------------------
  Accrued (Prepaid) Pension Cost                      $  3,847      $ (296)        $ 3,190      $  (82)
                                                      ================================================

   Assumptions used to determine benefit obligations and pension costs are as follows:

                                                         1995       1994       1993
--------------------------------------------------------------------------------------
Discount Rate                                           7.50%(1)   8.50%       7.50%
Rate of Increase in Compensation Levels                 4.50%(1)   5.50%       5.50%
Long-Term Rate of Return on Plan Assets                 9.00%      9.00%       9.00%
--------------------------------------------------------------------------------------

(1) Represents the rates used to determine the benefit obligation. An 8.5% discount rate and 5.5% rate of increase in compensation levels were used to compute pension costs.

SAVINGS INVESTMENT PLAN

   The Company has a Savings Investment Plan (the "SIP") which is a defined contribution plan. The Company matches a portion of employees' contributions. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $0.8 million, $0.9 million and $0.7 million in 1995, 1994, and 1993, respectively. Effective February 1, 1994, the Company's common stock was added as an investment option within the SIP.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   In addition to providing pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees, including their spouses, eligible dependents and surviving spouses ("retirees"). Substantially all employees become eligible for these benefits if they meet certain age and service requirements at retirement. The Company was providing postretirement benefits to 273 retirees and 234 retirees at the end of 1995 and 1994, respectively.

   The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", in 1992 and elected to amortize the accumulated postretirement benefit obligation at January 1, 1992 (the "Transition Obligation") over 20 years.

   The amortization benefit of the unrecognized Transition Obligation in 1995, 1994 and 1993, presented in the table below, is due to a cost-cutting amendment to the postretirement medical benefits in 1993. The amendment prospectively reduced the unrecognized Transition Obligation by $9.8 million and is amortized over a 5.75 year period beginning in 1993.

   Postretirement benefit costs recognized in the years ended December 31, 1995, 1994 and 1993 are comprised of the following:


(In thousands)                                                               1995      1994     1993
-------------------------------------------------------------------------------------------------------
Service Cost of Benefits Earned During the Year                            $    140  $   152   $  210
Interest Cost on the Accumulated Postretirement Benefit Obligation              517      470      667
Amortization Benefit of the Unrecognized Gain                                  (249)    (207)       -
Amortization Cost (Benefit) of the Unrecognized Transition Obligation          (821)    (859)    (858)
Curtailment Loss                                                              2,074        -        -
Special Termination                                                             503        -        -
                                                                           ----------------------------
Total Postretirement Benefit Cost (Benefit)                                $  2,164  $  (444)  $   19
                                                                           ============================

   The health care cost trend rate used to measure the expected cost in 1996 for medical benefits to retirees over age 65 was 8.4%, graded down to a trend rate of 0% in 2001. The health care cost trend rate used to measure the expected cost in 1996 for retirees under age 65 was 9.5%, graded down to a trend rate of 0% in 2001. Provisions of the plan should prevent further increases in employer cost after 2001.

   The weighted average discount rate used in determining the actuarial present value of the benefit obligation at December 31, 1995 and 1994 was 7.5% and 8.5%, respectively.

   A one-percentage-point increase in health care cost trend rates for future periods would increase the accumulated net postretirement benefit obligation by approximately $265 thousand and, accordingly, the total postretirement benefit cost recognized in 1995 would have also increased by approximately $25 thousand.

   The funded status of the Company's postretirement benefit obligation at December 31, 1995 and 1994 is comprised of the following:

(In thousands)                                                           1995              1994
---------------------------------------------------------------------------------------------------
Plan Assets at Fair Value                                              $      -          $      -
Accumulated Postretirement Benefits Other Than Pensions
 Retirees                                                                 5,512             4,007
 Active Participants                                                      1,722             1,503
                                                                       ----------------------------
                                                                          7,234             5,510
Unrecognized Cumulative Net Gain                                          2,546             3,735
Unrecognized Transition Obligation                                       (6,779)           (7,990)
                                                                       ----------------------------
 Accrued Postretirement Benefit Liability                              $  3,001          $  1,255
                                                                       ============================

7. INCOME TAXES

   Income tax expense (benefit) is summarized as follows:

                                                          Year Ended December 31,
(In thousands)                                         1995          1994        1993
------------------------------------------------------------------------------------------
CURRENT:
  Federal                                           $       -     $      -     $   (796)
  State                                                    30          153         (103)
                                                    --------------------------------------
   Total                                                   30          153         (899)
                                                    --------------------------------------
DEFERRED:
  Federal                                             (46,430)      (1,987)       4,909
  State                                                (8,625)       1,191        2,149
                                                    --------------------------------------
   Total                                              (55,055)        (796)       7,058
                                                    --------------------------------------
Total Income Tax Expense (Benefit)                  $ (55,025)    $   (643)    $  6,159
                                                    ======================================

   Total income taxes were different than the amounts computed by applying the statutory federal income tax rate as follows:

                                                          Year Ended December 31,
(In thousands)                                         1995          1994        1993
------------------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                         35%         35%            35%
Computed "Expected" Federal Income Tax            $  (49,575)     $ (574)       $ 3,388
State Income Tax, Net of Federal Income Tax           (5,586)        873          1,330
Other, Net                                               136        (942)         1,441
                                                  ----------------------------------------
Total Income Tax Expense (Benefit)                $  (55,025)     $ (643)       $ 6,159
                                                  ========================================

   Income taxes for the year ended December 31, 1993 were increased by $2.3 million due to a change in the federal income tax rate.

   The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1995 and 1994 were as follows:

(In thousands)                                                  1995            1994
----------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Property, Plant and Equipment                              $  110,582      $  138,287
                                                             ---------------------------
DEFERRED TAX ASSETS:
  Alternative Minimum Tax Credit Carryforwards                    4,614           5,108
  Net Operating Loss Carryforwards                               22,620          11,748
  Note Receivable on Section 29 Monetization(1)                  15,048               -
  Items Accrued for Financial Reporting Purposes                  5,548           3,624
                                                             ---------------------------
                                                                 47,830          20,480
                                                             ---------------------------
Net Deferred Tax Liabilities                                 $   62,752      $  117,807
                                                             ===========================

--------------------------------------------------------------------------------

(1) As a result of the monetization of Section 29 tax credits, the Company recorded an asset sale for tax purposes in exchange for a long-term note receivable which will be repaid through 100% working and royalty interest in the production from the sold properties.

   At December 31, 1995, the Company has a net operating loss carryforward for regular income tax reporting purposes of $59.5 million which will begin expiring in 2006. In addition, the Company has an alternative minimum tax credit carryforward of $4.6 million which does not expire and is available to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any such year.

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

   The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within five years and may be renewed by the Company. Rent expense under such arrangements totalled $4.9 million, $5.5 million and $5.0 million for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum rental commitments under non-cancelable leases in effect at December 31, 1995 are as follows:

                   (In thousands)
                   ---------------------------------------
                   1996                          $   3,381
                   1997                              2,958
                   1998                              2,280
                   1999                              1,614
                   2000                                835
                   Thereafter                        1,914
                                                 ---------
                                                 $  12,982
                                                 =========

   Minimum rental commitments are not reduced by minimum sublease rental income of $2.1 million due in the future under non-cancelable subleases.

CONTINGENCIES

   The Company is a defendant in various lawsuits and is involved in other gas contract issues. In the opinion of the Company, final judgements or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could be significant to the results of operations of any period but would not have a material adverse effect on the Company's financial position.

   In February 1993, Barby Energy Corporation and certain other parties filed suit in Beaver County, Oklahoma against the Company to determine the rights and interests of the parties in and to the oil, gas and other minerals underlying a tract of land in Beaver County, Oklahoma, to quiet title to said mineral estate, and for an accounting and payment of production proceeds attributable to said mineral estate. Specifically at issue is whether there was continuous production from an oil and gas well located on the property since July 5, 1965. Plaintiffs claim there was a cessation of production, and therefore, all right, title and interest to such property reverted to them and that they are entitled to all revenues from such production since the date cessation of production occurred. The Company believes that it holds a valid oil and gas lease covering the interest claimed by the plaintiffs. The trial commenced on February 6, 1995 and, pursuant to an order entered on February 13, 1995, the judge denied and overruled all of the plaintiffs' claims. Barby requested that the Oklahoma Supreme Court retain the case. Subsequently, the Oklahoma Supreme Court decided not to retain the case and assigned the appeal to the Oklahoma Court of Appeals. The Barby appeal has been stayed pending settlement discussions.

   In September 1995, Barby filed a separate action in state court in Oklahoma, purporting to represent all similarly situated royalty owners in Oklahoma, alleging improper calculation of royalties and seeking actual and punitive damages. The Company has denied the material allegations of the complaint. No formal discovery has yet been conducted. The action has been stayed pending settlement discussions.

   Although no assurances can be given, the Company believes that the ultimate outcome of the above litigation will not have a material adverse effect on the Company's financial position.

9. CASH FLOW INFORMATION

   Cash paid for interest and income taxes is as follows:

                                                    Year Ended December 31,
(In thousands)                                 1995          1994          1993
---------------------------------------------------------------------------------
Interest                                    $  24,744      $ 16,002     $  10,536
Income Taxes                                $     197      $    210     $   1,282

   At December 31, 1995 and 1994, the majority of cash and cash equivalents is concentrated in one financial institution. Additionally, the Company has accounts receivable that are subject to credit risk.

10. CAPITAL STOCK

INCENTIVE PLANS

   On May 20, 1994, the 1994 Long-Term Incentive Plan and the 1994 Non-Employee Director Stock Option Plan were approved by the shareholders. The Company has two other stock option plans - the Incentive Stock Option Plan, adopted in 1989, and the 1990 Non-Employee Director Stock Option Plan. Under these four plans (the "Incentive Plans"), incentive and non-statutory stock options, stock appreciation rights ("SARs") and stock awards may be granted to key employees and officers of the Company, and non-statutory stock options may be granted to non-employee directors of the Company. A maximum of 2,660,000 shares of Common Stock, par value $0.10 per share, are subject to issuance under the Incentive Plans. All stock options have a maximum term of five or ten years from the date of grant and vest over time. The options are issued at market value on the date of grant. The minimum exercise period for stock options is from the date of grant. No SARs have been granted under the Incentive Plans. Information regarding the Company's Incentive Plans is summarized below:

                                                       December 31,
                                          1995            1994            1993
---------------------------------------------------------------------------------
Shares Under Option at
 Beginning of Period                       953,775        684,525         639,200
Granted                                    565,750        301,900         197,300
Exercised                                    2,400         12,050         126,835
Surrendered or Expired                     206,807         20,600          25,140
                                       ------------------------------------------
Shares Under Option at
 End of Period                           1,310,318        953,775         684,525
                                       ==========================================
Option Price Range per Share
 at End of Period                      $     13.25 -    $   13.25 -    $    13.25 -
                                       $     26.00      $   26.00      $    26.00
Options Exercisable at End
 of Period                                 852,692        447,907         236,120
                                       ==========================================

   Management is reviewing the newly issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company's 1996 calendar year. The new pronouncement outlines a fair value based method of accounting for stock options or similar equity instruments. While the adoption of this fair value method is encouraged, it allows the Company to continue using the in intrinsic value based method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, to measure compensation cost for its stock option plans. Should the Company elect to remain with the intrinsic value method, pro forma disclosures of net income and earnings per share, using the fair value based method, must be presented. The Company is currently evaluating the impact, if any, of SFAS 123 on its future earnings and financial position and, accordingly, has not yet determined if it will adopt the new accounting method.

DIVIDEND RESTRICTIONS

   The determination of the amount of future cash dividends, if any, to be declared and paid on the Common Stock will be subject to the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, and its future business prospects. The Company's credit agreements restrict certain payments ("Restricted Payments," as defined in the credit agreements) associated with (i) purchasing, redeeming, retiring or otherwise acquiring any capital stock of the Company or any option, warrant or other right to acquire such capital stock or (ii) declaring any dividend, if immediately prior to or after giving effect to such payments, the aggregate of such Restricted Payments exceeds 15% of cash flows available for debt service, as defined in the Credit Facility, or an event of default has occurred under the credit agreements. Furthermore, the Credit Facility specifies a minimum cash flow to debt service coverage ratio. As of December 31, 1995, such restrictions had no adverse impact on the Company's ability to pay regular dividends.

PURCHASE RIGHTS

   On January 21, 1991, the Board of Directors adopted the Preferred Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of Common Stock. Each right becomes exercisable, at a price of $55, when any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for beneficial ownership of 15 percent or more of the Company's outstanding Common Stock, except pursuant to a tender or exchange offer for all outstanding shares of Common Stock deemed to be fair and in the best interests of the Company and its stockholders by a majority of the independent Continuing

Directors (as defined in the plan). Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), or to receive, after certain triggering events, Common Stock or other property having a market value (as defined in the plan) of twice the exercise price of each right. After the rights become exercisable, if the Company is acquired in a merger or other business combination in which it is not the survivor or 50 percent or more of the Company's assets or earning power are sold or transferred, each right entitles the holder to purchase common stock of the acquiring company with a market value (as defined in the plan) equal to twice the exercise price of each right. At December 31, 1995, there were no shares of Junior Preferred Stock issued.

   The rights, which expire on January 21, 2001, and the exercise price are subject to adjustment and may be redeemed by the Company for $0.01 per right at any time before they become exercisable. Under certain circumstances, the Continuing Directors may opt to exchange one share of Common Stock for each exercisable right.

PREFERRED STOCK

   At December 31, 1995 and 1994, 692,439 shares of the Company's $3.125 cumulative convertible preferred stock ("$3.125 preferred stock") were issued and outstanding. Each share has a stated value of $50 and is convertible any time by the holder into Common Stock at a conversion price of $21 per share, subject to adjustment. The $3.125 preferred stock is redeemable by the Company for a stated redemption price per share, starting at $55 per share in 1993 and declining to $50 per share in 2003, plus accrued dividends. Prior to May 31, 1997, the Company's option to redeem the $3.125 preferred stock is subject to a provision that the Common Stock closing price must equal at least 130% of the conversion price for 20 of 30 consecutive trade days. The Company also has the option to convert the $3.125 preferred stock to Common Stock at the conversion price provided the Company has the right to redeem the $3.125 preferred stock, as described above, and the closing price of the Common Stock is at least equal to the conversion price for 20 consecutive trading days.

   At December 31, 1995 and 1994 1,134,000 shares of 6% convertible redeemable preferred stock ("6% preferred stock") were issued and outstanding (See Note 11 WERCO Acquisition). Each share has voting rights equal to approximately 1.7 shares of Common Stock, a stated value of $50 and is convertible at any time by the holder into Common Stock at a conversion price of $28.75 per share, subject to adjustment. Starting on the fourth anniversary of the date of issuance, the 6% preferred stock is redeemable, in whole or in part, at the Company's option price of $50 per share. During the period between the fourth and fifth anniversary dates, the Company may opt to redeem the 6% preferred stock in shares of Common Stock, using the market price of the Common Stock on the date redeemed, plus a cash payment for the accrued dividends due on the shares redeemed. On or after the fifth anniversary date, the $50 per share redemption price is payable in cash, plus a cash payment for accrued dividends due on the shares redeemed.

11. WERCO ACQUISITION

   On May 2, 1994, the Company completed the merger between a Company subsidiary and Washington Energy Resources Company ("WERCO"), a wholly-owned subsidiary of Washington Energy Company. The Company acquired the stock of WERCO in a tax-free exchange. Total capitalized costs related to the acquisition were $207.8 million, comprised of cash and stock consideration of $167.6 million (net of an $8.4 million post-closing adjustment in 1995) and a $40.2 million non-cash component relating to the deferred income taxes attributable to the differences between the tax and book bases of the acquired properties, as required by SFAS 109, "Accounting for Income Taxes". The acquisition was recorded using the purchase method. The oil and gas properties are located in the Green River Basin of Wyoming and in the Gulf Coast.

   The Company issued 2,133,000 shares of 6% convertible redeemable preferred stock ($50 per share stated value) to Washington Energy Company in exchange for the capital stock of WERCO.

   The $8.4 million post-closing adjustment was a net cash payment received in 1995 related to a valuation adjustment and was recorded as a reduction to the net book value of certain of the oil and gas properties acquired.

   The pro forma results of operations in 1994, had the WERCO acquisition occurred at the beginning of 1994, were total revenue of $259.1 million, net loss applicable to common shareholders of $7.3 million and net loss per common share of $0.32. These pro forma results do not purport to be indicative of the results of future operations, nor the results of historical operations had the acquisition occurred as of the assumed date.

12. COST REDUCTION PROGRAM

   In January 1995, the Company announced a cost reduction program which included a voluntary early retirement program, a 15% targeted reduction in workforce and a consolidation of management in the Rocky Mountain, Anadarko and onshore Gulf Coast areas into a single Western Region. Accordingly, the Company recognized a liability and charged to expense $6.8 million in termination benefits for 115 employees, or 23% of the total workforce, including 24 employees who elected early retirement. The employee terminations were made in virtually all departments both at the Company's corporate headquarters and each of the operating region/area offices. The termination benefits included $3.8 million for severance and related costs, which were paid out by year end and a $3.0 million non-cash charge for curtailments to the Company's pension ($0.4 million) and postretirement ($2.6 million) benefits plans.

13. FINANCIAL INSTRUMENTS

   The following disclosures on the estimated fair value of financial instruments are presented in accordance with SFAS 107, "Disclosures about Fair Value of Financial Instruments". Fair value, as defined in SFAS 107, is the amount at which the instrument could be exchanged currently between willing parties. The Company uses available marketing data and valuation methodologies to estimate fair value of debt.

                                         December 31, 1995              December 31, 1994
                                   Carrying       Estimated         Carrying       Estimated
(In thousands)                      Amount        Fair Value         Amount        Fair Value
----------------------------------------------------------------------------------------------
DEBT:
  10.18% Notes                    $   80,000      $   89,258       $   80,000      $  84,700
  Credit Facility                    169,000         169,000          188,000        188,000
  Other Note Payable                       -               -              363            386
                                  ------------------------------------------------------------
                                  $  249,000      $  258,258       $  268,363      $ 273,086
                                  ============================================================
OTHER FINANCIAL INSTRUMENTS:
  Interest Rate Swaps             $        -      $        -       $        -      $  (5,296)
  Gas Price Swaps                          -          (4,176)               -         (1,010)

LONG-TERM DEBT

   The fair value of long-term debt is the estimated cost to acquire the debt, including a premium or discount for the differential between the issue rate and the year-end market rate. The fair value of the 10.18% Notes is based upon interest rates available to the Company. The Credit Facility and the short-term line approximate fair value because these instruments bear interest at rates based on current market rates.

INTEREST RATE SWAP AGREEMENTS

   In November 1993, the Company executed reverse interest rate swap agreements with four banks that effectively converted the Company's $80 million fixed rate notes into variable rate notes. Under the swap agreements, the Company paid a variable rate of interest that was based on the six-month LIBOR. The banks paid the Company fixed rates of interest that average 5.00%. The four agreements had notional principal of $20 million each with terms of two, three, four and five years. The fair value was determined by obtaining termination values from third parties (see "Risk Management Activities" under Note 1).

   In January 1995, the Company entered into four additional swap agreements which effectively fixed interest payments on the original interest rate swaps until May 1997. In 1995, the Company recorded $4.5 million of interest expense related to these swap agreements including a $2.6 million charge in December 1995 when cash payments were made to close out the remaining swap positions.

GAS PRICE SWAPS

   The Company has entered into several price swap agreements with six counterparties. In a majority of the natural gas price swap agreements, the Company receives a fixed price ("fixed price swap contracts") for a notional quantity of natural gas in exchange for its paying a variable price based on a market based index, such as the Nymex gas futures. The fixed price swap contracts are used to hedge price risk associated with the Company's production. During 1995, the fixed prices received on closed contracts ranged from $1.61 to $2.27 per MMbtu on total notional quantities of 3,565,000 MMbtu. Eight fixed price swap contracts were open at December 31, 1995 with fixed prices from $1.82 to $2.54 per MMbtu, contract periods extending to April 1996 and open notional quantities totaling 16,085,000 MMbtu. In the other natural gas price swap contract closed in 1995, the Company received the variable price and paid a fixed price ("variable price swap contract") of $1.60 per MMbtu on total notional quantities of 5,475,000 MMbtu. The Company used this variable price swap contract to partially hedge the price of third-party purchased gas used to supply a long-term, fixed price contract.

   Certain of the fixed price swap contracts, open at December 31, 1995, became 'uncovered' due to an unprecedented decoupling of the Nymex gas prices from realizable sales prices in the physical markets. These 'uncovered' hedge contracts had notional quantities totalling 5,480,000 MMbtu and covered the contract months of January to April 1996. Accordingly, the Company recorded a $3.2 million unrealized loss at December 31, 1995 and will continue to mark these 'uncovered' hedge contracts to market until they are closed. Excluding the 'uncovered' hedge contracts, the estimated fair value of price swaps in the table above are for hedged transactions in which gains or losses are recognized in results of operations over the periods that production or purchased gas is hedged (see "Risk Management Activities" under Note 1).

   After entering into certain fixed price sales contracts to meet the needs of its customers, the Company opened gas swap agreements to convert these fixed price contracts to market-sensitive price contracts. During 1995, these agreements had total notional quantities of 1,925,000 MMbtu in closed contracts and another 1,260,000 MMbtu in open contracts at December 31, 1995.

   The Company is exposed to market risk on these open contracts to the extent of changes in market prices for natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the natural gas that is hedged.

CREDIT RISK

   Although notional contract amounts are used to express the volume of gas price and interest rate swap agreements, the amounts potentially subject to credit risk, in the event of non-performance by third parties, are substantially smaller. The Company does not anticipate any material impact to its financial results due to non-performance by the third parties.

14. ACCOUNTING CHANGE

   Effective January 1, 1995, the Company changed from the property-by-property basis to the field basis of applying the unit-of-production method to calculate depreciation and depletion on producing oil and gas properties. The field basis provides for the aggregation of wells that have a common geological reservoir or field. The field basis provides a better matching of expenses with revenues over the productive life of the properties, and, therefore, the Company believes the new method is preferable to the property-by-property basis. Because the cumulative effect of the change in method from prior periods was insignificant, a pre-tax charge of $303 thousand, such amount ("pre-1995 amount") was included with depreciation, depletion and amortization ("DD&A") expense in 1995. The net effect of the change in method resulted in a $3,967 thousand decrease in DD&A expense and a $2,428 thousand increase in net earnings in 1995, including the impact of the pre-1995 amount. The pro forma impact on the results of operations in 1994, had the change in method been implemented at the beginning of 1994, would have been a decrease in DD&A expense of approximately $2,378 thousand and a $1,446 thousand increase in net earnings. The reduction in DD&A expense for 1995 due to the change in method was offset by higher levels of DD&A expense primarily due to reserve revisions.

15. ACCOUNTING FOR LONG-LIVED ASSETS

   Effective September 30, 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. Under SFAS 121, the Company reviewed the impairment of oil and gas properties and related assets on an economic unit basis. For each economic unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the economic unit was recognized. Fair value, on an economic unit basis, was estimated to be the present value of expected future net cash flows over the economic lives of the reserves. As a result of the adoption of SFAS 121, the Company recognized a non-cash charge during the third quarter of $113.8 million ($69.2 million after tax).

16. SALE OF NON-CORE OIL AND GAS PROPERTIES

   The Company sold various non-core oil and gas properties in the Western Region, obtaining proceeds of $7.6 million.

17. OTHER REVENUE

   The Company recorded $4.6 million ($4.3 million net of severance taxes) in other revenue in connection with the sale of certain Columbia Gas Transmission Corporation ("Columbia") bankruptcy claims. The claims related to the remaining value of gas sales in contracts terminated by Columbia as part of its bankruptcy filing in 1991.

18. MONETIZATION OF SECTION 29 TAX CREDITS

   In September and November 1995, the Company completed two transactions to monetize the value of Section 29 tax credits from most of its qualifying Appalachian and Rocky Mountain properties. The transactions provided up-front cash of $2.8 million which was recorded as a reduction to the net book value of natural gas properties, and will generate additional revenues through 2002 estimated at $20 million ($3.0 million projected in 1996) related to the value of future Section 29 tax credits attributable to these properties. Employing a volumetric production payment structure, the production, revenues, expenses and proved reserves related to these properties will continue to be reported by the Company until the production payment is satisfied.

CABOT OIL & GAS CORPORATION

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

OIL AND GAS RESERVES

   Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

   Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

   Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods being utilized at the time the estimates were made.

   Estimates of proved and proved developed reserves at December 31, 1995, 1994 and 1993 were based on studies performed by the Company's petroleum engineering staff. The estimates prepared by the Company's engineering staff were reviewed by Miller and Lents, Ltd., who indicated in their recent letter dated February 8, 1996 that, based on their investigation and subject to the limitations described in such letter, it was their judgement that the results of those estimates and projections for 1995 were reasonable in the aggregate.

   No major discovery or other favorable or adverse event subsequent to December 31, 1995 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

   The following table sets forth the Company's net proved reserves, including changes therein, and proved developed reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located in the United States (more than 99%) or Canada.

                                                                Natural Gas
                                                    ------------------------------------
                                                               December 31,
(Millions of cubic feet)                              1995         1994          1993
----------------------------------------------------------------------------------------
PROVED RESERVES
  Beginning of Year                                 953,083       808,280       724,666
  Revisions of Prior Estimates                       14,032       (24,627)      (18,270)
  Extensions, Discoveries and Other Additions        34,408        64,829        58,265
  Production                                        (57,721)      (58,319)      (46,050)
  Purchases of Reserves in Place                      1,416       168,957        93,131
  Sales of Reserves in Place                        (55,368)       (6,037)       (3,462)
                                                    ------------------------------------
  End of Year                                       889,850       953,083       808,280
                                                    ====================================

PROVED DEVELOPED RESERVES                           747,235       805,913       669,672
                                                    ====================================

                                                                   Liquids
                                                     ------------------------------------
                                                                 December 31,
(Thousands of barrels)                                1995          1994          1993
-----------------------------------------------------------------------------------------
PROVED RESERVES
  Beginning of Year                                   8,036         2,826         1,799
  Revisions of Prior Estimates                         (648)          (98)         (355)
  Extensions, Discoveries and Other Additions           174           181           437
  Production                                           (740)         (824)         (345)
  Purchases of Reserves in Place                         15         5,992         1,331
  Sales of Reserves in Place                         (1,527)          (41)          (41)
                                                     ------------------------------------
  End of Year                                         5,310         8,036         2,826
                                                     ====================================

PROVED DEVELOPED RESERVES                             4,970         7,704         2,346
                                                     ====================================

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

   The following table sets forth the aggregate amount of capitalized costs relating to natural gas and crude oil producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization.

                                                       Year Ended December 31,
(In thousands)                                   1995           1994            1993
----------------------------------------------------------------------------------------
Aggregate Capitalized Costs Relating
  to Oil and Gas Producing Activities         $  977,885     $  980,676      $  696,520
                                              ==========================================
Aggregate Accumulated Depreciation,
  Depletion and Amortization                  $  503,757     $  346,080      $  296,764
                                              ==========================================

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT
   ACTIVITIES AND FINDING AND DEVELOPMENT COSTS OF PROVED RESERVES

   Costs incurred in property acquisition, exploration and development activities were as follows:

                                                       Year Ended December 31,
(In thousands)                                   1995           1994            1993
---------------------------------------------------------------------------------------
Property Acquisition Costs - Proved           $       33     $  184,835      $   82,364
Property Acquisition Costs - Unproved              2,006          4,685           3,893
Exploration and Extension Well Costs               8,670          9,402           7,487
Development Costs                                 18,610         46,463          34,183
                                              -----------------------------------------
  Total costs                                 $   29,319     $  245,385      $  127,927
                                              =========================================
(A) Proved Reserves of Additions and
  Revisions, MMcfe                                45,600         40,700          40,500
                                              -----------------------------------------
(B) Proved Reserves of (A) Above,
  Plus Purchases of Reserves in
  Place, MMcfe                                    47,100        245,600         141,600
                                              -----------------------------------------
Calculated Finding and Development
  Cost of Proved Reserves,
  (A) Above, $/Mcfe(1)                        $     0.55     $     1.04      $     0.96
                                              -----------------------------------------
Calculated Finding and Development
  Cost of Proved Reserves,
  (B) Above, $/Mcfe(1)                        $     0.53     $     0.98      $     0.88
                                              -----------------------------------------

--------------------------------------------------------------------------------

(1) Exploration expenses that are administrative in nature are excluded from the finding and development cost calculation.

HISTORICAL RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

   The results of operations for the Company's oil and gas producing activities were as follows:

                                                        Year Ended December 31,
(In thousands)                                   1995            1994           1993
---------------------------------------------------------------------------------------
Operating Revenues                            $  110,418     $  126,307      $  105,247
Costs and Expenses
  Production                                      34,062         39,114          31,065
  Other Operating                                 22,783         16,787          17,476
  Exploration                                      8,031          8,014           6,943
  Depreciation, Depletion and
   Amortization                                  161,886         48,075          31,648
                                              -----------------------------------------
   Total Cost and Expenses                       226,762        111,990          87,132
                                              -----------------------------------------
Income (Loss) Before Income Taxes               (116,344)        14,317          18,115
Provision for Income Taxes
  Expense (Benefit)                              (40,720)         5,011           6,340
                                              -----------------------------------------
Results of Operations                         $  (75,624)    $    9,306      $   11,775
                                              =========================================

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL
  AND GAS RESERVES

    The following information has been developed utilizing procedures prescribed by SFAS 69 and based on natural gas and crude oil reserve and production volumes estimated by the Company's engineering staff. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

    The Company believes that the following factors should be taken into account in reviewing the following information: (i) future costs and selling prices will probably differ from those required to be used in these calculations; (ii) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in the calculations;
(iii) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (iv) future net revenues may be subject to different rates of income taxation.

    Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves.

    The average prices related to proved reserves at December 31, 1995, 1994 and 1993 were for oil ($/Bbl) $17.06, $18.34 and $16.20, respectively, and for natural gas ($/Mcf) $2.06, $1.88 and $2.40, respectively. Future cash inflows were reduced by estimated future development and production costs based on year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory tax rates to future pretax net cash flows, reduced by the tax basis of the properties involved. Use of a 10% discount rate is required by SFAS 69.

    Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

   Standardized Measure is as follows:

                                                      Year Ended December 31,
 (In thousands)                              1995(1)           1994             1993
----------------------------------------------------------------------------------------
 Future Cash Inflows                     $   2,194,751     $  2,219,559     $  2,190,400
 Future Production and
   Development Costs                          (644,586)        (723,767)        (670,390)
                                         -----------------------------------------------
 Future Net Cash Flows Before
   Income Taxes                              1,550,165        1,495,792        1,520,010
 10% Annual Discount for
   Estimated Timing of Cash Flows             (884,861)        (880,130)        (878,912)
                                         -----------------------------------------------
 Standardized Measure of
   Discounted Future Net Cash Flows
   Before Income Taxes                         665,304          615,662          641,098
 Future Income Tax Expenses,
   Net of 10% Annual Discount(2)              (152,356)        (125,167)        (173,198)
                                         -----------------------------------------------
 Standardized Measure of Discounted
   Future Net Cash Flows                 $     512,948     $    490,495     $    467,900
                                         ===============================================
----------------------------------------------------------------------------------------

(1) Includes the future cash inflows, production costs and development costs, as well as the tax basis, relating to the properties included in the transactions to monetize the value of Section 29 tax credits. See Note 18 of the Notes to the Consolidated Financial Statements.
(2) Future income taxes before discount were $462,058, $433,212 and $480,817 for the years ended December 31, 1995, 1994 and 1993, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO
  PROVED OIL AND GAS RESERVES

   The following is an analysis of the changes in the Standardized Measure:

                                                     Year Ended December 31,
(In thousands)                               1995             1994             1993
---------------------------------------------------------------------------------------
Beginning of Year                       $  490,495        $    467,900     $    404,577
Discoveries and Extensions,
  Net of Related Future Costs               21,881              24,188           48,183
Net Changes in Prices and
  Production Costs                          57,057            (133,750)         (53,822)
Accretion of Discount                       61,566              64,110           57,989
Revisions of Previous Quantity
  Estimates, Timing and Other                1,707             (32,654)         (33,731)
Development Costs Incurred                   5,665              16,631           18,617
Sales and Transfers, Net of
  Production Costs                         (76,356)            (87,193)         (74,182)
Net Purchases (Sales) of
  Reserves in Place                        (21,878)            123,232           98,159
Net Change in Income Taxes                 (27,189)             48,031            2,110
                                        -----------------------------------------------
End of Year                             $  512,948        $    490,495     $    467,900
                                        ===============================================

CABOT OIL & GAS CORPORATION

SELECTED DATA (UNAUDITED)

          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


(In thousands except per share amounts)           First        Second        Third           Fourth      Total
-------------------------------------------------------------------------------------------------------------------
1995
 Total Revenues                                 $ 58,122    $   51,352    $   47,982      $   56,467   $ 213,923
 Operating Income (Loss)                          (5,366)         (680)     (111,708)(1)         996    (116,758)
 Net Loss                                         (8,200)       (5,291)      (73,309)(1)      (5,371)    (92,171)
 Loss Per Share                                 $  (0.36)   $    (0.23)   $    (3.22)     $    (0.24)  $   (4.05)
1994
 Total Revenues                                 $ 65,840    $   56,453    $   55,758      $   59,016     237,067
 Operating Income                                 11,580         1,513          (423)          2,343      15,013
 Net Income (Loss)                                 4,682        (2,480)       (4,441)         (3,205)     (5,444)
 Earnings (Loss) Per Share                      $   0.23    $    (0.11)   $    (0.20)     $    (0.14)  $   (0.25)
-------------------------------------------------------------------------------------------------------------------

(1) Includes a $113.8 million charge ($69.2 million after tax) for the impairment of long-lived assets resulting from the adoption of SFAS 121.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information to be set forth under the caption "Election of Directors" in the Company's definitive proxy statement ("Proxy Statement") in connection with the 1996 annual stockholders meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the captions "Executive Compensation" and "Severance Arrangements" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under the captions "Beneficial Ownership of Over Five Percent of Common Stock" and "Beneficial Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A. INDEX

1. CONSOLIDATED FINANCIAL STATEMENTS

   See Index on page 26

2. FINANCIAL STATEMENT SCHEDULES

   None

3. EXHIBITS

   The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

 Exhibit
  Number                                                      Description
--------------------------------------------------------------------------------
   3.1           Certificate of Incorporation of the Company (Registration
                 Statement No. 33-32553).
   3.2           Amended and Restated Bylaws of the Company adopted August 5,
                 1994.
   4.1           Form of Certificate of Common Stock of the Company
                 (Registration Statement No. 33-32553).
   4.2           Certificate of Designation for Series A Junior Participating
                 Preferred Stock (Form 10-K for 1994).
   4.3           Rights Agreement dated as of March 28, 1991 between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of
                 Series A Junior Participating Preferred Stock (Form 8-A, File
                 No. 1-10477).
                  (a) Amendment No. 1 to the Rights Agreement dated February 24,
                      1994 (Form 10-K for 1994).
   4.4           Certificate of Designation for $3.125 Convertible Preferred
                 Stock (Form 10-K for 1993).
   4.5           Amended and Restated Credit Agreement dated as of May 30, 1995 among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
                  (a) Amendment No. 1 to Credit Agreement dated September 15,
                      1995.
   4.6           Note Purchase Agreement dated May 11, 1990 among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30, 1990).
                  (a) First Amendment dated June 28, 1991 (Form 10-K for 1994).
                  (b) Second Amendment dated July 6, 1994 (Form 10-K for 1994).
   4.7           Certificate of Designation for 6% Convertible Redeemable
                 Preferred Stock (Form 10-K for 1994).
   10.1          Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr.
   10.2          Form of Change in Control Agreement between the Company and
                 Certain Officers.
   10.3          Letter Agreement dated January 11, 1990 between Morgan Guaranty
                 Trust Company of New York and the Company (Registration
                 Statement No. 33-32553).
   10.4          Form of Annual Target Cash Incentive Plan of the Company
                 (Registration Statement No. 33-32553).

   10.5          Form of Incentive Stock Option Plan of the Company
                 (Registration Statement No. 33-32553).
                  (a) First Amendment to the Incentive Stock Option Plan
                      (Post-Effective Amendment No. 1 to S-8 dated April 26,
                      1993).
   10.6          Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company
                 (Registration Statement No. 33-32553).
   10.7          Transaction Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
   10.8          Tax Sharing Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
   10.9          Amendment Agreement (amending the Transaction Agreement and the
                 Tax Sharing Agreement) dated March 25, 1991. (incorp. by ref.
                 from Cabot Corporation's Schedule 13E-4, Am. No. 6, File No.
                 5-30636).
   10.10         Savings Investment Plan & Trust Agreement of the Company (Form
                 10-K for 1991).
                 (a) First Amendment to the Savings Investment Plan dated May
                     21, 1993 (Form S-8 dated November 1, 1993).
                 (b) Second Amendment to the Savings Investment Plan dated May
                     21, 1993 (Form S-8 dated November 1, 1993).
                 (c) First through Fifth Amendments to the Trust Agreement.
   10.11         Supplemental Executive Retirement Agreements of the Company
                 (Form 10-K for 1991).
   10.12         Settlement Agreement and Mutual Release (Tax Issues) between
                 Cabot Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
   10.13         Agreement of Merger dated February 25, 1994 among Washington
                 Energy Company, Washington Energy Resources Company, the
                 Company and COG Acquisition Company (Form 10-K for 1993).
   10.14         1990 Nonemployee Director Stock Option Plan of the Company
                 (Form S-8 dated June 23, 1990)
                 (a) First Amendment to 1990 Nonemployee Director Stock Option
                     Plan (Post-Effective Amendment No. 2 to Form S-8 dated
                     March 7, 1994).
                 (b) Second Amendment to 1990 Nonemployee Director Stock Option
                     Plan.
   10.15         1994 Long-Term Incentive Plan of the Company (Form S-8 dated
                 May 20, 1994 - Registration Statement No. 33-53723).
   10.16         1994 Nonemployee Director Stock Option Plan (Form S-8 dated May
                 20, 1994 - Registration Statement No. 33-53723).
   10.17         Employment Agreement between the Company and Ray R. Seegmiller dated September 25, 1995.
   21.1          Subsidiaries of Cabot Oil & Gas Corporation.
   23.1          Consent of Coopers & Lybrand L.L.P.
   23.2          Consent of Miller and Lents, Ltd.
   27            Financial Data Schedule.
   28.1          Miller and Lents, Ltd. Review Letter dated February 8, 1996.

B. REPORTS ON FORM 8-K

   None

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 23rd day of February 1996.

                                        CABOT OIL & GAS CORPORATION

                                        By:  /s/ Charles P. Siess, Jr.
                                           -----------------------------------
                                           Charles P. Siess, Jr.
                                           Chairman of the Board, Chief
                                           Executive Officer and President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            Signature                                        Title                                     Date
-------------------------------------------------------------------------------------------------------------------
     /s/ Charles P. Siess, Jr.            Chairman of the Board,                               February 23, 1996
----------------------------------        Chief Executive Officer and President
Charles P. Siess, Jr.                     (Principal Executive Officer)


       /s/ Ray R. Seegmiller              Vice President, Chief Financial Officer              February 23, 1996
----------------------------------        and Treasurer
Ray R. Seegmiller

         /s/ Frank A. Pici                Controller (Principal Accounting Officer)            February 23, 1996
----------------------------------
Frank A. Pici

       /s/ Robert F. Bailey               Director                                             February 23, 1996
----------------------------------
Robert F. Bailey

       /s/ Samuel W. Bodman               Director                                             February 23, 1996
----------------------------------
Samuel W. Bodman

       /s/ Henry O. Boswell               Director                                             February 23, 1996
----------------------------------
Henry O. Boswell

       /s/ John G. L. Cabot               Director                                             February 23, 1996
----------------------------------
John G. L. Cabot

       /s/ William R. Esler               Director                                             February 23, 1996
----------------------------------
William R. Esler

       /s/ William H. Knoell              Director                                             February 23, 1996
----------------------------------
William H. Knoell

        /s/ Carl M. Mueller               Director                                             February 28, 1996
----------------------------------
Carl M. Mueller

        /s/ C. Wayne Nance                Director                                             February 23, 1996
----------------------------------
C. Wayne Nance

      /s/ William P. Vititoe              Director                                             February 23, 1996
----------------------------------
William P. Vititoe

                                EXHIBIT  INDEX


 Exhibit
  Number                                                      Description
--------------------------------------------------------------------------------
   3.2           Amended and Restated Bylaws of the Company adopted August 5,
                 1994.
   4.3           (a) Amendment No. 1 to the Rights Agreement dated February 24,
                      1994.
   4.5           Amended and Restated Credit Agreement dated as of May 30, 1995 among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
                  (a) Amendment No. 1 to Credit Agreement dated September 15,
                      1995.
   10.1          Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr.
   10.2          Form of Change in Control Agreement between the Company and
                 Certain Officers.
   10.10         (c) First through Fifth Amendments to the Trust Agreement.
   10.14         (b) Second Amendment to 1990 Nonemployee Director Stock Option
                     Plan.
   10.17         Employment Agreement between the Company and Ray R. Seegmiller dated September 25, 1995.
   21.1          Subsidiaries of Cabot Oil & Gas Corporation.
   23.1          Consent of Coopers & Lybrand L.L.P.
   23.2          Consent of Miller and Lents, Ltd.
   27            Financial Data Schedule.
   28.1          Miller and Lents, Ltd. Review Letter dated February 8, 1996.