Form 10-Q
period 1996-06-30
CABOT OIL & GAS CORP
filed 1996-08-13
CIK 858470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ------------
                                    FORM 10-Q



( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended    JUNE 30, 1996


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

         As of July 31, 1996, there were 22,807,311 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



Part I.  Financial Information                                                                                 Page
   Item 1.  Financial Statements

      Condensed Consolidated Statement of Operations for the Three and Six Months
        Ended June 30, 1996 and 1995.....................................................................        3

      Condensed Consolidated Balance Sheet at June 30, 1996 and December 31, 1995........................        4

      Condensed Consolidated Statement of Cash Flows for the Three and Six Months
        Ended June 30, 1996 and 1995.....................................................................        5

      Notes to Condensed Consolidated Financial Statements...............................................        6

      Independent Certified Public Accountants' Report on Review of
        Interim Financial Information....................................................................        9

   Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................       10


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.............................................................       18

Signature  ..............................................................................................       20

                           CABOT OIL & GAS CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)



                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                 ---------------------------      -------------------------
                                                                     1996            1995             1996          1995
                                                                 -----------     -----------      -----------   -----------
NET OPERATING REVENUES
   Natural Gas Production.....................................   $   31,258      $  24,767        $   64,864      $  51,761
   Crude Oil & Condensate.....................................        2,939          3,149             5,598          6,272
   Brokered Natural Gas Margin................................        1,123            652             3,214          1,431
   Other......................................................        2,026          1,053             4,868          2,743
                                                                    -------        -------           -------        -------
                                                                     37,346         29,621            78,544         62,207
OPERATING EXPENSES
   Direct Operations..........................................        6,603          6,614            13,425         13,907
   Exploration................................................        3,695          1,333             6,048          2,991
   Depreciation, Depletion and Amortization...................       10,261         13,145            20,014         26,830
   Impairment of Unproved Properties..........................          705          1,128             1,410          2,049
   General and Administrative.................................        4,322          5,191             8,060          9,453
   Taxes Other Than Income....................................        3,113          2,871             6,518          5,791
   Cost Reduction Program (Note 7)............................           --             --                 --         6,820
                                                                -----------    -----------        -----------      --------
                                                                     28,699         30,282            55,475         67,841
Gain (Loss) on Sale of Assets.................................          (32)           (16)            1,474           (409)
                                                                  ---------      ---------           -------       --------
INCOME (LOSS) FROM OPERATIONS.................................        8,615           (677)           24,543         (6,043)
Interest Expense..............................................        4,780          5,735             9,628         11,596
                                                                    -------        -------           -------        -------
Income (Loss) Before Income Taxes.............................        3,835         (6,412)           14,915        (17,639)
Income Tax Expense (Benefit)..................................        1,591         (2,515)            6,022         (6,921)
                                                                    -------        -------           -------       --------
NET INCOME (LOSS).............................................        2,244         (3,897)            8,893        (10,718)
Dividend Requirement on Preferred Stock.......................        1,391          1,391             2,783          2,770
                                                                    -------        -------           -------       --------
Net Income (Loss) Applicable to Common Stockholders...........   $      853   $     (5,288)       $    6,110      $ (13,488)
                                                                   ========        =======           =======        =======

Earnings (Loss) Per Share Applicable to Common................   $     0.04   $        (0.23)     $      0.27     $    (0.59)
                                                                   ========         ========         ========       ========

Average Common Shares Outstanding.............................       22,798         22,775            22,795         22,770
                                                                     ======         ======            ======         ======


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (In Thousands)



                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1996                 1995
                                                                                  -----------          -----------
ASSETS
Current Assets
   Cash and Cash Equivalents..................................................    $     3,300          $     3,029
   Accounts Receivable........................................................         36,042               42,014
   Inventories................................................................          4,900                5,596
   Other......................................................................          1,945                1,709
                                                                                    ---------            ---------
     Total Current Assets.....................................................         46,187               52,348
Properties and Equipment (Successful Efforts Method)..........................        473,968              474,371
Other Assets..................................................................          1,442                1,436
                                                                                    ---------            ---------
                                                                                  $   521,597          $   528,155
                                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable...........................................................    $    35,605          $    48,122
   Accrued Liabilities........................................................         13,775               12,759
                                                                                     --------            ---------
     Total Current Liabilities................................................         49,380               60,881
Long-Term Debt................................................................        243,000              249,000
Deferred Income Taxes.........................................................         68,307               62,752
Other Liabilities.............................................................          8,250                7,666
Commitments and Contingencies (Note 6)
Stockholders' Equity
   Preferred Stock:
     Authorized--5,000,000 Shares of $.10 Par Value
     Issued and Outstanding - $3.125 Cumulative Convertible
       Preferred; $50 Stated Value; 692,439 Shares in 1996 and 1995 - 6%
       Convertible Redeemable Preferred; $50
       Stated Value; 1,134,000 Shares in 1996 and 1995........................            183                  183
   Common Stock:
     Authorized--40,000,000 Shares of $.10 Par Value
     Issued and Outstanding--22,800,823 Shares and
       22,783,319 Shares in 1996 and 1995, Respectively.......................          2,279                2,278
   Additional Paid-in Capital.................................................        242,575              242,058
   Accumulated Deficit........................................................        (92,377)             (96,663)
                                                                                    ---------            ---------
     Total Stockholders' Equity...............................................        152,660              147,856
                                                                                     --------             --------
                                                                                  $   521,597          $   528,155
                                                                                     ========             ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)



                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                  --------------------------     ----------------------------
                                                                     1996            1995            1996            1995
                                                                  -----------    -----------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)..........................................    $    2,244     $  (3,897)       $    8,893      $ (10,718)
   Adjustment to Reconcile Net Income (Loss) To Cash
      Provided by Operating Activities:
         Depletion, Depreciation and Amortization.............        10,261        13,145            20,014         26,830
         Impairment of Undeveloped Leasehold..................           705         1,128             1,410          2,049
         Deferred Income Taxes................................         1,258        (2,764)            5,555         (6,387)
         (Gain) Loss on Sale of Assets........................            32            16            (1,474)           409
         Exploration Expense..................................         3,695         1,333             6,048          2,991
         Other, Net...........................................            52          (925)               96          3,007
   Changes in Assets and Liabilities:
         Accounts Receivable..................................        17,810         1,221             5,972          6,758
         Inventories..........................................          (787)       (1,825)              696          3,121
         Other Current Assets.................................          (785)         (243)             (236)           522
         Other Assets.........................................            18            15                (6)           (35)
         Accounts Payable and Accrued Liabilities.............       (14,795)        5,341           (11,731)        (4,735)
         Other Liabilities....................................           413          (137)              967            569
                                                                      ------        ------            ------         ------
            Net Cash Provided by Operating Activities.........        20,121        12,408            36,204         24,381
                                                                      ------        ------            ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures.......................................        (9,577)       (4,958)          (23,914)        (8,025)
   Proceeds from Sale of Assets...............................           (60)        7,383             4,408          7,696
   Exploration Expense........................................        (3,695)       (1,333)           (6,048)        (2,991)
                                                                      ------        ------            ------        -------
            Net Cash Used by Investing Activities.............       (13,332)        1,092           (25,554)        (3,320)
                                                                      ------        ------            ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of Common Stock.......................................            63            37               228            261
   Increase in Debt...........................................            --         5,900                --          7,000
   Decrease in Debt...........................................        (5,000)      (18,000)           (6,000)       (25,027)
   Dividends Paid.............................................        (2,303)       (2,456)           (4,607)        (4,758)
                                                                      ------       -------           -------        -------
            Net Cash Used by Financing Activities.............        (7,240)      (14,519)          (10,379)       (22,524)
                                                                      ------       -------           -------        -------

Net Increase (Decrease) in Cash and Cash Equivalents.........           (451)       (1,019)              271         (1,463)
Cash and Cash Equivalents, Beginning of Period...............          3,751         3,329             3,029          3,773
                                                                     -------       -------           -------        -------
Cash and Cash Equivalents, End of Period.....................     $    3,300  $      2,310        $    3,300      $   2,310
                                                                     =======       =======           =======        =======


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

2.  RECLASSIFICATIONS

    Certain items within the Consolidated Statement of Operations for the three and six months ended June 30, 1995 have been reclassified to conform with the June 30, 1996 presentation. Under the new presentation, the Company presents gas revenues from its equity production net of related costs (principally transportation and storage costs) in a new revenue item called "Natural Gas Production". Similarly, the procurement costs related to the purchase and resale (brokered) activity are netted against the gas revenues and presented in a new item called "Brokered Natural Gas Margin" in the net operating revenues section.

3.  PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1996                  1995
                                                                                          (in thousands)
    Unproved oil and gas properties....................................... $       14,309            $     12,488
    Proved oil and gas properties.........................................        789,589                 800,373
    Gathering and pipeline systems........................................        144,993                 146,330
    Land, building and improvements.......................................          5,457                   5,551
    Other.................................................................         15,412                  15,243
                                                                                 --------                --------
                                                                                  969,760                 979,985
    Accumulated depreciation, depletion and amortization..................       (495,792)               (505,614)
                                                                                 --------                --------
                                                                           $      473,968            $    474,371
                                                                                 ========                ========

                            CABOT OIL & GAS CORPORATION

4.  ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

                                                                                  JUNE 30,             DECEMBER 31,
                                                                                    1996                   1995
                                                                                          (in thousands)

     Accounts Receivable
       Trade accounts....................................................     $    32,084              $    38,119
       Other accounts....................................................           5,143                    5,138
                                                                                  -------                  -------
                                                                                   37,227                   43,257
       Allowance for doubtful accounts...................................          (1,185)                  (1,243)
                                                                                  -------                  -------
                                                                              $    36,042              $    42,014
                                                                                  =======                  =======
     Inventories
       Natural gas in storage............................................     $     2,675              $     4,058
       Tubular goods and well equipment..................................           1,514                    1,485
       Pipeline exchange balances........................................             711                       53
                                                                                 --------                ---------
                                                                              $     4,900              $     5,596
                                                                                  =======                  =======
     Accounts Payable
       Trade accounts....................................................     $     7,152              $     9,312
       Natural gas purchases.............................................           9,494                   12,523
       Royalty and other owners..........................................           9,993                   10,842
       Capital costs.....................................................           3,826                    6,518
       Dividends payable.................................................           1,391                    1,391
       Taxes other than income...........................................             984                      749
       Gas price swaps...................................................              16                    3,205
       Gas transportation................................................             564                      552
       Other accounts....................................................           2,185                    3,030
                                                                                  -------                 --------
                                                                              $    35,605              $    48,122
                                                                                  =======                  =======
     Accrued Liabilities
       Employee benefits.................................................     $     2,693              $     2,506
       Taxes other than income...........................................           7,476                    7,633
       Interest payable..................................................           2,367                    1,883
       Income taxes payable..............................................             386                       --
       Other accrued.....................................................             853                      737
                                                                                 --------                ---------
                                                                              $    13,775              $    12,759
                                                                                  =======                  =======
     Other Liabilities
       Postretirement  benefits other than pension.......................     $     2,256              $     2,640
       Accrued pension cost..............................................           3,512                    3,144
       Taxes other than income...........................................           2,083                    1,482
       Other.............................................................             399                      400
                                                                                 --------                 --------
                                                                              $     8,250              $     7,666
                                                                                  =======                  =======

                           CABOT OIL & GAS CORPORATION

5.   LONG-TERM DEBT

     At June 30, 1996, the Company had borrowed $158 million against an available credit line of $235 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. In May 1996, the revolving term under this credit facility was extended one year to June 1998.

     The Company was fully drawn on a $5 million term note agreement, established in February 1996, that matures December 31, 1997. The interest rate is principally based on the prime rate minus one percent.

6.   CONTINGENCIES

     Subsequent to the developments with regard to the Barby lawsuits as described in the Company's 1995 Annual Report on Form 10-K, both actions have been settled. The settlement resulted in a charge to earnings in the second quarter of 1996 that was not material to the Company's operating results or financial position.

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

Independent Certified Public Accountants' Report on Review of Interim Financial
 Information


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


     We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of June 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 8, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following review of operations for the second quarter and six months of 1996 and 1995 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1995.

OVERVIEW

       In addition to the substantial up swing in gas prices, actions taken in 1995, designed to return the Company to long-term profitability, played an important part in the first half performance of 1996 with near record earnings and strong operating cash flows. Refer to the Overview section of Management's Discussion and Analysis of Financial Condition in the Company's 1995 Annual Report on Form 10-K for a discussion of these actions. First half operating results for 1996 included the benefit of the following realizations:

       (*) The average gas price was $2.23 per Mcf, up 30% compared to the first half of 1995.

       (*) Direct operating and administrative costs were reduced by $1.9 million, or 8%, compared to the first six months of 1995.

       (*) Under its continued program to divest non-strategic properties, the Company sold approximately 260 net wells located in the Appalachian Region, generating $4.4 million in cash proceeds and a gain on sale of $1.5 million in the first quarter of 1996.

       (*) Interest costs were down $2.0 million, or 17%, primarily due to the combination of the reduced debt balance, lower interest rates and the absence of interest rate swaps that were in place in 1995.

       (*)  Depreciation, depletion and amortization ("DD&A") expenses were down
           $7.5 million or $0.19 per Mcfe of production. This reduction was primarily the result of the impairment of long-lived assets recorded as a result of adopting FAS 121 in 1995, which reduced the depreciable basis of properties and equipment by $113.8 million.

       Operating cash flows were also up significantly, increasing $11.8 million, or 48%, over the first half of 1995. Cash flows from operations, along with the $4.4 million of proceeds from the sale of non-strategic properties, funded (1) $30.0 million of capital and exploration expenditures, $19 million higher than the first half in 1995, and (2) a $6.0 million reduction in outstanding debt.

       The Company drilled 70.9 net wells with a success rate of 81% compared to
13.2 net wells and a 73% success rate in the first half of 1995. In 1996 the Company plans to drill 173 net wells and spend $73.7 million in capital and exploration expenditures compared to 55 net wells and $32.7 million of capital and exploration expenditures in 1995.

       Natural gas production was 30.9 Bcf, down 1.9 Bcf compared to the first half of 1995. This production decline was due to (1) the low level of development activity in 1995, drilling only 55 net wells compared to an average of 135 net wells per year over the previous five years, and (2) the sale of non-strategic properties, representing quarterly production of 0.6 Bcf.

       The Company had a number of gas price swaps in place to hedge a significant portion of its production for the first four months of 1996. For the remainder of 1996, the Company has entered into one small hedge contract for the months of May through September 1996 in a notional quantity equal to 5,000 Mmbtu per day, or less than 4% of the Company's daily production. While the Company will selectively use gas price hedges from time-to-time to protect certain markets when substantial downside risks are perceived, management intends to structure the hedge positions in a manner that retains upside potential.

       The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. While gas prices in certain regions of the U.S. have moved up sharply in 1996 and some industry analysts predict continued improvements in 1996 pricing compared to 1995, the gas market has demonstrated significant price volatility in the first half of 1996. Consequently, there is considerable uncertainty about gas prices for the remainder of this year and beyond.

       The Company remains focused on the following goals established in 1995 and believes that progress toward these goals is appropriate in the current industry environment, enabling the Company to pursue its strategic objectives over the long term.

      (*)   Increase  cash flows,  using a balance of increased  production  and reduced costs. Significant progress has been made toward this goal, and the Company expects to be profitable in 1996 if the Henry Hub average price for the full year is $1.80 or more, assuming a traditional correlation between Henry Hub prices and prices realized by the Company in its regional markets.

      (*)   Maintain  reserves per share while increasing  production to protect long-term shareholder value. An aggressive 1996 drilling program is designed to result in 1996 production exceeding 1995, and reserves are also expected to increase.

      (*)   Reduce debt as a percentage of total capitalization without diluting existing shareholder value. To achieve this goal, project returns will be compared with the marginal cost of debt when deciding whether to reinvest or pay down debt. Other financing alternatives will also be reviewed.

       The preceding paragraphs, discussing the Company's strategic pursuits and goals, contain forward-looking information. See FORWARD-LOOKING INFORMATION on page 18.


FINANCIAL CONDITION

       CAPITAL RESOURCES AND LIQUIDITY

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, 1995 was a year in which natural gas prices did not follow the traditional seasonal influences and remained at some of the lowest levels in recent history, adversely affecting cash flows. Natural gas prices and demand were up significantly in the first half of 1996, resulting in higher cash flows.

       The primary source of cash for the Company during the first half of 1996 was from funds generated from operations. Primary uses of cash were funds used in operations, exploration and development expenditures, acquisitions, repayment of debt and dividends.

       The Company had a net cash inflow of $0.3 million in the first half of 1996. Net cash inflow from operating and financing activities totalled $25.8 million in the first half, sufficiently funding the $25.6 million of capital and exploration expenditures, net of the $4.4 million in proceeds from the sale of assets.


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     1996                  1995
                                                                                           (in millions)

Cash Flows Provided by Operating Activities...............................    $      36.2             $     24.4
                                                                                   ======                 ======

    Cash flows from operating activities in the first half of 1996 were higher by $11.8 million compared to the first half of 1995 primarily due to higher natural gas prices, lower debt service due to decreased bank debt and reduced operating and administrative costs.

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                     1996                  1995
                                                                                           (in millions)

Cash Flows Used by Investing Activities...................................    $      25.6             $      3.3
                                                                                   ======                  =====

    Cash flows used by investing activities in the first half of 1996 were substantially due to capital and exploration expenditures of $30.0 million offset by $4.4 million of proceeds from the sale of oil and gas properties.

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     1996                  1995
                                                                                           (in millions)

Cash Flows Used by Financing Activities...................................    $      10.4             $     22.5
                                                                                   ======                 ======

    Cash flows used by financing activities were primarily dividend payments and debt reductions under the Company's revolving credit facility.

    Under the Company's revolving credit facility, the available credit line, currently $235 million, is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term of the credit facility runs to June 1998. Management believes that the Company has the ability to finance, if necessary, its capital requirements, including acquisitions.

     The Company's 1996 debt service is projected to be approximately $19.0 million. No principal payments are due in 1996.

    Capitalization information on the Company is as follows:

                                                                                   JUNE 30,            DECEMBER 31,
                                                                                    1996                   1995
                                                                                           (in millions)
Long-Term Debt............................................................    $     243.0             $    249.0
Stockholders' Equity......................................................          152.7                  147.9
                                                                                    -----                  -----
Total Capitalization......................................................    $     395.7             $    396.9
                                                                                    =====                  =====
Debt to Capitalization....................................................           61.4%                  62.7%

    CAPITAL AND EXPLORATION EXPENDITURES

    The following table presents major components of capital and exploration expenditures:

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      1996                  1995
                                                                                            (in millions)
     Capital Expenditures
           Drilling and Facilities..........................................   $      19.5             $      5.8
           Leasehold Acquisitions...........................................           1.4                     --
           Pipeline and Gathering ..........................................           0.5                    0.9
           Other............................................................           0.2                    0.2
                                                                                     -----                 ------
                                                                                      21.6                    6.9
                                                                                     -----                 ------
     Proved Property Acquisitions...........................................           2.4                    1.1
     Exploration Expenses...................................................           6.0                    3.0
                                                                                    ------                 ------
           Total............................................................   $      30.0             $     11.0
                                                                                    ======                 ======


     Total capital and exploration expenditures in the first half of 1996 increased $19.0 million compared to the first half of 1995, primarily due to the increased capital spending program for 1996.

     The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     The Company has a $73.7 million capital and exploration expenditures plan for 1996 which includes $47.2 million for drilling and facilities, $12.4 million for exploration expenses and $3.5 million for proved property acquisitions. Compared to 1995 capital and exploration expenditures (excluding the $8.4 million valuation adjustment on the Washington Energy Resources Company acquisition), the 1996 planned expenditures are up 125%. The Company plans to drill 173 net wells in 1996 compared with 55 net wells drilled in 1995.

     During the first half of 1996, the Company paid dividends of $1.8 million on the Common Stock and $2.8 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending June 30, 1996, to be paid August 30, 1996 to shareholders of record as of August 16, 1996.


     OTHER ISSUES AND CONTINGENCIES

     Subsequent to the developments with regard to the Barby lawsuits as described in the Company's 1995 Annual Report on Form 10-K, both actions have been settled. The settlement resulted in a charge to earnings in the second quarter of 1996 that was not material to the Company's operating results or financial position.

     CONCLUSION

     The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The Company's natural gas prices rose sharply during the first half of 1996, up 30% compared to the average natural gas price received for the first half of 1995. However, the volatility of natural gas prices in recent years remains prevalent in 1996 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1996. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures if prices should return to the depressed levels of 1995.

     While the Company's 1996 plans include a significant increase in capital spending, potentially negative changes in industry conditions might require the Company to adjust its 1996 spending plan to ensure the availability of capital, including, among other things, reductions in capital expenditures or common stock dividends.

     The Company believes that higher production volumes and natural gas prices over time coupled with its continuing efforts to reduce costs and invest in projects with high rates of return will return the Company to long-term profitability. Furthermore, the Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements.

     The  preceding   paragraphs  contain   forward-looking   information.   See
FORWARD-LOOKING INFORMATION on page 18.

RESULTS OF OPERATIONS

     For the purpose of reviewing  the  Company's  results of  operations,  "Net
Income   (Loss)"  is  defined  as  net  income   (loss)   applicable  to  common
shareholders.

     SELECTED FINANCIAL AND OPERATING DATA

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                -----------------------       -------------------------
                                                                   1996         1995             1996           1995
                                                                ---------    ----------       ---------      ----------
                                                                          (in millions, except where noted)

Net Operating Revenues....................................    $    37.3      $   29.6         $   78.5       $    62.2
Operating Expenses........................................         28.7          30.3             55.5            67.8
Operating Income (Loss)...................................          8.6          (0.7)            24.5            (6.0)
Interest Expense..........................................          4.8           5.7              9.6            11.6
Net Income (Loss).........................................          0.9          (5.3)             6.1           (13.5)
Earnings (Loss) Per Share.................................         0.04         (0.23)            0.27           (0.59)

Natural Gas Production (Bcf)
   Appalachia.............................................          6.5           7.0             13.2            14.4
   West...................................................          8.4           7.9             15.8            15.8
   Total Company..........................................         14.9          14.9             29.0            30.2

Natural Gas Production Sales Prices ($/Mcf)
   Appalachia.............................................        2.51           2.07             2.76            2.18
   West...................................................        1.79           1.31             1.80            1.29
   Total Company..........................................        2.10           1.67             2.23            1.71

Crude/Condensate
   Volume (MBbl)..........................................          143           166               279            351
   Price $/Bbl............................................        20.53          19.00            20.05          17.86

Brokered Natural Gas Margin
   Volume (Bcf)...........................................          7.3           9.6             16.7            17.4
   Margin $/Mcf...........................................        0.15           0.07             0.19            0.08



     SECOND QUARTERS OF 1996 AND 1995 COMPARED

     Net Income (Loss) and Revenues. The Company reported net income in the second quarter 1996 of $0.9 million, or $0.04 per share. During the corresponding quarter of 1995, the Company reported a net loss of $5.3 million, or $0.23 per share, including $4.8 million, or $0.21 per share, from recurring operations and $0.5 million, or $0.02 per share, from severance related costs. Operating income (loss) and net operating revenues from recurring operations increased $8.4 million and $7.7 million, respectively. Natural gas made up 87%, or $32.4 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 26% increase in the average natural gas price. Net income (loss) and operating income (loss) from recurring operations were similarly impacted by the increase in the average natural gas price, as well as lower depreciation and interest expenses (discussed below).

     Natural gas production volume in the Appalachian Region was down 0.5 Bcf to
6.5 Bcf as a result of the low level of drilling activity in 1995 and the sale of non-strategic properties. Natural gas production volume in the Western Region was up 0.5 Bcf to 8.4 Bcf primarily due to Rocky Mountains area wells drilled and put on line in the second quarter.

     The average Appalachian natural gas production sales price increased $0.44 per Mcf, or 21%, to $2.51, increasing net operating revenues by approximately $2.9 million on 6.5 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.48 per Mcf, or 37%, to $1.79, increasing net operating revenues by approximately $4.0 million on 8.4 Bcf of production. The overall weighted average natural gas production sales price increased $0.43 per Mcf, or 26%, to $2.10.

     Crude oil and condensate sales decreased 23 MBbl, or 14%, due primarily to the low drilling activity in 1995 and the sale of various non-strategic oil properties in 1995.

     The brokered natural gas margin increased $0.5 million to $1.1 million primarily due to an $0.08 per Mcf increase in the net margin to $0.15 per Mcf.

     Other net operating revenues increased $1.0 million to $2.0 million due primarily to $0.7 million from the monetization of the Company's Section 29 tight sands tax credits.

     Costs and Expenses. Total costs and expenses from recurring operations decreased $0.7 million, or 2%, due primarily to the following:

      (*) Exploration expense increased $2.4 million due primarily to the $2.0 million increase in dry hole expense and the $0.3 million increase in geological and geophysical expenses, a direct result of the increased capital expenditures program in 1996.

      (*)  Depreciation,   depletion,   amortization   and  impairment   expense
          decreased $3.3 million, or 23%, due to a $0.19 per Mcfe decline in the DD&A rate caused by the 1995 impairment of long-lived assets which reduced depreciable basis by $113.8 million.

      (*) Taxes other than income increased $0.2 million, or 8%, due primarily to the increase in natural gas production revenues.

      Interest expense declined $1.0 million, or 17%, due to the decreases in bank debt and interest rates and to the absence of the interest rate swaps which effectively increased interest expense in 1995.

     Income tax expense was up $4.1 million due to the comparable increase in earnings before income tax.

     SIX MONTHS OF 1996 AND 1995 COMPARED

     Net Income (Loss) and Revenues. The Company reported net income in the first half of 1996 of $6.1 million, or $0.27 per share. During the first half of 1995, the Company reported a net loss of $13.5 million, or $0.59 per share, including $8.7 million, or $0.38 per share, from recurring operations and $4.8 million, or $0.21 per share, primarily due to the cost reduction program. Operating income and net operating revenues from recurring operations increased $22.8 million and $16.3 million, respectively. Natural gas made up 87%, or $68.1 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 30% increase in the average natural gas price, partially offset by a 4% decrease in natural gas production as discussed below. Net income
(loss) and operating income (loss) from recurring operations were similarly impacted by the increase in the average natural gas price, as well as lower direct operations, general and administrative, depreciation and interest expenses (discussed below).

     Natural gas production volume in the Appalachian Region was down 1.2 Bcf to
13.2 Bcf, a result from the low level of drilling activity in 1995 and the sale of non-strategic properties. Natural gas production volume in the Western Region was flat.

     The average Appalachian natural gas production sales price increased $0.58 per Mcf, or 27%, to $2.76, increasing net operating revenues by approximately $7.6 million on 13.2 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.51 per Mcf, or 40%, to $1.80, increasing net operating revenues by approximately $8.0 million on 15.8 Bcf of production. The overall weighted average natural gas production sales price increased $0.52 per Mcf, or 30%, to $2.23.

     Crude oil and condensate sales decreased 72 MBbl, or 21%, due primarily to the low drilling activity in 1995 and the sale of various non-strategic oil properties in 1995.

     The brokered natural gas margin increased $1.8 million to $3.2 million primarily due to a $0.11 per Mcf increase in the net margin to $0.19 per Mcf.

     Other net operating revenues increased $2.1 million to $4.9 million due in part to $1.4 million from the monetization of the Company's Section 29 tight sands tax credits and $0.7 million of miscellaneous net revenues primarily related to a contract settlement.

     Costs and Expenses Total costs and expenses from recurring operations decreased $4.6 million, or 8%, due primarily to the following:

     (*)   Direct operations and general and  administrative  expenses decreased in total by $1.0 million, or 4%, primarily due to the impact of the cost reduction program implemented in 1995.

     (*)   Exploration  expense increased $3.1 million due primarily to the $2.0 million increase in dry hole expense and the $1.0 million increase in geological and geophysical expenses, a direct result of the increased capital expenditures program in 1996.

     (*)   Depreciation,   depletion,   amortization   and  impairment   expense
          decreased $7.5 million, or 26%, due to a $0.19 per Mcfe decline in the DD&A rate caused by the 1995 impairment of long-lived assets which reduced depreciable basis by $113.8 million, and, to a lesser extent, by a 6% decline in equivalent production.

     (*)   Taxes other than income increased $0.7 million, or 12%, due primarily to the increase in natural gas production revenues.

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

      Interest expense declined $2.0 million, or 17%, due to the decreases in bank debt and interest rates and to the absence of the interest rate swaps which effectively increased interest expense in 1995.

     Income tax expense was up $12.9 million due to the comparable increase in earnings before income tax.

                                      * * *

     FORWARD-LOOKING INFORMATION

     The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              15.1  --  Awareness letter of independent accountants.
              27    --  Article 5. Financial Data Schedule for Second Quarter
                         1996 Form 10-Q

       (b)    Reports on Form 8-K
                   None

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CABOT OIL & GAS CORPORATION
                                                 (Registrant)




                                          By:   /s/  Ray R. Seegmiller
                                          ----------------------------------
August 9, 1996                            Ray R. Seegmiller, Vice President,
                                          Chief Financial Officer and Treasurer

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


Re:    Cabot Oil & Gas Corporation
       Registration Statements on Form S-8


We are aware that our report dated August 8, 1996 on our review of the interim condensed consolidated financial information of Cabot Oil & Gas Corporation for the three-month and six-month periods ended June 30, 1996 and 1995 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of
Section 7 and 11 of the Act.



Coopers & Lybrand L.L.P.

Houston, Texas
August 8, 1996