Form 10-Q
period 1996-09-30
CABOT OIL & GAS CORP
filed 1996-11-14
CIK 858470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   -----------
                                    FORM 10-Q



 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    September 30, 1996


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


        Yes  X                                                  No
            ---

         As of October 31, 1996, there were 22,811,519 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                                                                 Page


   Item 1.  Financial Statements

      Condensed Consolidated Statement of Operations for the Three and Nine Months
        Ended September 30, 1996 and 1995................................................................        3

      Condensed Consolidated Balance Sheet at September 30, 1996 and December 31, 1995...................        4

      Condensed Consolidated Statement of Cash Flows for the Three and Nine Months
        Ended September 30, 1996 and 1995................................................................        5

      Notes to Condensed Consolidated Financial Statements...............................................        6

      Independent Certified Public Accountants' Report on Review of
        Interim Financial Information....................................................................       10

   Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................       11


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.............................................................       20

Signature  ..............................................................................................       21

                           CABOT OIL & GAS CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      1996           1995              1996           1995
NET OPERATING REVENUES
   Natural Gas Production.....................................   $   29,656     $   21,783        $   94,521      $  73,544
   Crude Oil & Condensate.....................................        2,598          2,116             8,196          8,388
   Brokered Natural Gas Margin................................          971            435             4,185          1,865
   Other......................................................        2,272          5,289             7,139          8,033
                                                                    -------       --------          --------       --------
                                                                     35,497         29,623           114,041         91,830
OPERATING EXPENSES
   Direct Operations..........................................        6,960          6,785            20,386         20,692
   Exploration................................................        2,926          2,025             8,974          5,016
   Depreciation, Depletion and Amortization...................       10,448         11,352            30,462         38,182
   Impairment of Unproved Properties..........................          705          1,128             2,115          3,177
   Impairment of Long-Lived Assets (Note 8)...................           --        113,795                --        113,795
   General and Administrative.................................        3,975          3,273            12,033         12,727
   Taxes Other Than Income....................................        2,889          2,983             9,407          8,775
   Cost Reduction Program (Note 7)............................           --             --                --          6,820
                                                                    -------       --------          --------       --------
                                                                     27,903        141,341            83,377        209,184
Gain (Loss) on Sale of Assets.................................          (17)            10             1,456           (399)
                                                                    -------       --------          --------       --------
INCOME (LOSS) FROM OPERATIONS.................................        7,577       (111,708)           32,120       (117,753)
Interest Expense, Net (Note 11)...............................        3,241          5,523            12,869         17,118
                                                                    -------       --------          --------       --------
Income (Loss) Before Income Taxes.............................        4,336       (117,231)           19,251       (134,871)
Income Tax Expense (Benefit) (Note 11)........................          (29)       (45,313)            5,993        (52,234)
                                                                    -------       --------          --------       --------
NET INCOME (LOSS).............................................        4,365        (71,918)           13,258        (82,637)
Dividend Requirement on Preferred Stock.......................        1,391          1,391             4,174          4,162
                                                                    -------       --------          --------       --------
Net Income (Loss) Applicable to Common Stockholders...........   $    2,974   $    (73,309)      $     9,084    $   (86,799)
                                                                    =======       ========          ========       ========

Earnings (Loss) Per Share Applicable to Common................   $     0.13   $      (3.22)      $      0.40    $     (3.81)
                                                                    =======       ========          ========      =========

Average Common Shares Outstanding.............................       22,808         22,778            22,800         22,773
                                                                    =======       ========          ========      =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)



                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                       1996                 1995
ASSETS
Current Assets
   Cash and Cash Equivalents..................................................    $     1,433          $     3,029
   Accounts Receivable........................................................         35,038               42,014
   Inventories................................................................         10,288                5,596
   Other......................................................................          1,779                1,709
                                                                                     --------             --------
     Total Current Assets.....................................................         48,538               52,348
Properties and Equipment (Successful Efforts Method)..........................        477,139              474,371
Other Assets..................................................................          1,446                1,436
                                                                                     --------             --------
                                                                                  $   527,123          $   528,155
                                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable...........................................................    $    33,997          $    48,122
   Accrued Liabilities........................................................         15,746               12,759
                                                                                     --------             --------
     Total Current Liabilities................................................         49,743               60,881
Long-Term Debt................................................................        244,000              249,000
Deferred Income Taxes.........................................................         69,804               62,752
Other Liabilities.............................................................          8,560                7,666
Commitments and Contingencies (Note 6)
Stockholders' Equity
   Preferred Stock:
     Authorized--5,000,000 Shares of $.10 Par Value
     Issued and Outstanding - $3.125 Cumulative Convertible
       Preferred;  $50  Stated  Value;  692,439  Shares  in 1996  and  1995 - 6%
       Convertible Redeemable Preferred; $50
       Stated Value; 1,134,000 Shares in 1996 and 1995........................            183                  183
   Common Stock:
     Authorized--40,000,000 Shares of $.10 Par Value
     Issued and Outstanding--22,811,109 Shares and
       22,783,319 Shares in 1996 and 1995, Respectively.......................          2,281                2,278
   Additional Paid-in Capital.................................................        242,868              242,058
   Accumulated Deficit........................................................        (90,316)             (96,663)
                                                                                     --------             --------
     Total Stockholders' Equity...............................................        155,016              147,856
                                                                                     --------             --------
                                                                                  $   527,123          $   528,155
                                                                                     ========             ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                       1996          1995              1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)..........................................    $    4,365     $ (71,918)        $  13,258      $ (82,637)
   Adjustment to Reconcile Net Income (Loss) To Cash
      Provided by Operating Activities:
         Depletion, Depreciation and Amortization.............        10,448        11,352            30,462         38,182
         Impairment of Undeveloped Leasehold..................           705         1,128             2,115          3,177
         Impairment of Long-Lived Assets (Note 8).............            --       113,795                --        113,795
         Deferred Income Taxes................................         1,497       (45,935)            7,052        (52,321)
         (Gain) Loss on Sale of Assets........................            17           (10)           (1,456)           399
         Exploration Expense..................................         2,926         2,025             8,974          5,016
         Other, Net...........................................            73          (474)              168          2,530
   Changes in Assets and Liabilities:
         Accounts Receivable..................................         1,004         4,203             6,976         10,961
         Inventories..........................................        (5,388)       (1,797)           (4,692)         1,325
         Other Current Assets.................................           165          (540)              (71)           (18)
         Other Assets.........................................            (5)           (9)              (10)           (43)
         Accounts Payable and Accrued Liabilities.............           230        (5,515)          (11,503)       (10,250)
         Other Liabilities....................................           495            82             1,462            652
                                                                      ------       -------            ------         ------
         Net Cash Provided by Operating Activities............        16,532         6,387            52,735         30,768
                                                                      ------       -------            ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures.......................................       (14,654)       (2,907)          (38,569)       (10,933)
   Cost of Major Acquisition (Note 10)........................            --         8,402                --          8,402
   Proceeds from Sale of Assets (Notes 9).....................           340         2,019             4,749          9,716
   Exploration Expense........................................        (2,926)       (2,025)           (8,974)        (5,016)
                                                                      ------       -------            ------         ------
         Net Cash Provided (Used) by Investing Activities.....       (17,240)        5,489           (42,794)         2,169
                                                                      ------       -------            ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of Common Stock.......................................           145            78               373            339
   Increase in Debt...........................................         2,000            --             2,000          7,000
   Decrease in Debt...........................................        (1,000)      (10,000)           (7,000)       (35,027)
   Dividends Paid.............................................        (2,304)       (2,303)           (6,910)        (7,061)
                                                                      ------       -------            ------         ------
         Net Cash Used by Financing Activities................        (1,159)      (12,225)          (11,537)       (34,749)
                                                                      ------       -------            ------         ------

Net Decrease in Cash and Cash Equivalents....................         (1,867)         (349)           (1,596)        (1,812)
Cash and Cash Equivalents, Beginning of Period...............          3,300         2,310             3,029          3,773
                                                                      ------       -------            ------         ------
Cash and Cash Equivalents, End of Period.....................     $    1,433     $   1,961          $  1,433      $   1,961
                                                                      ======       =======            ======         ======


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

2.  RECLASSIFICATIONS

    Certain items within the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1995 have been reclassified to conform with the September 30, 1996 presentation. Under the new presentation, the Company presents gas revenues from its equity production net of related costs (principally transportation and storage costs) in a new revenue item called "Natural Gas Production". Similarly, the procurement costs related to the purchase and resale (brokered) activity are netted against the gas revenues and presented in a new item called "Brokered Natural Gas Margin" in the net operating revenues section.

3.  PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   1996                    1995
                                                                                           (in thousands)

    Unproved oil and gas properties....................................... $       14,738            $     12,488
    Proved oil and gas properties.........................................        799,339                 800,373
    Gathering and pipeline systems........................................        147,489                 146,330
    Land, building and improvements.......................................          5,214                   5,551
    Other.................................................................         15,610                  15,243
                                                                                 --------                --------
                                                                                  982,390                 979,985
    Accumulated depreciation, depletion and amortization..................       (505,251)               (505,614)
                                                                                 --------                --------
                                                                           $      477,139            $    474,371
                                                                                 ========                ========

                           CABOT OIL & GAS CORPORATION

4.  ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

                                                                               SEPTEMBER 30,            DECEMBER 31,
                                                                                   1996                     1995
                                                                                           (in thousands)

     Accounts Receivable
       Trade accounts....................................................     $    30,168              $    38,119
       Other accounts....................................................           5,555                    5,138
                                                                                  -------                  -------
                                                                                   35,723                   43,257
       Allowance for doubtful accounts...................................            (685)                  (1,243)
                                                                                  -------                  -------
                                                                              $    35,038              $    42,014
                                                                                  =======                  =======
     Inventories
       Natural gas in storage............................................     $     8,681              $     4,058
       Tubular goods and well equipment..................................           1,669                    1,485
       Pipeline exchange balances........................................             (62)                      53
                                                                                  -------                  -------
                                                                              $    10,288              $     5,596
                                                                                  =======                  =======
     Accounts Payable
       Trade accounts....................................................     $    10,530              $     9,312
       Natural gas purchases.............................................           7,586                   12,523
       Royalty and other owners..........................................           9,505                   10,842
       Capital costs.....................................................           2,912                    6,518
       Dividends payable.................................................           1,391                    1,391
       Taxes other than income...........................................             768                      749
       Gas price swaps...................................................              --                    3,205
       Gas transportation................................................             255                      552
       Other accounts....................................................           1,050                    3,030
                                                                                  -------                  -------
                                                                              $    33,997              $    48,122
                                                                                  =======                  =======
     Accrued Liabilities
       Employee benefits.................................................     $     3,218              $     2,506
       Taxes other than income...........................................           7,161                    7,633
       Interest payable..................................................           4,032                    1,883
       Income taxes payable..............................................             528                       --
       Other accrued.....................................................             807                      737
                                                                                  -------                  -------
                                                                              $    15,746              $    12,759
                                                                                  =======                  =======
     Other Liabilities
       Postretirement  benefits other than pension.......................     $     2,072              $     2,640
       Accrued pension cost..............................................           3,767                    3,144
       Taxes other than income...........................................           2,324                    1,482
       Other.............................................................             397                      400
                                                                                  -------                  -------
                                                                              $     8,560              $     7,666
                                                                                  =======                  =======

                           CABOT OIL & GAS CORPORATION

5.   LONG-TERM DEBT

     At September 30, 1996, the Company had borrowed $160 million against an available credit line of $235 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. In May 1996, the revolving term under this credit facility was extended one year to June 1998.

     The Company had $4 million drawn at September 30, 1996 on a $5 million term note agreement designed to meet working capital needs. The agreement was established in February 1996, matures December 31, 1997 and has an interest rate principally based on the prime rate minus one percent.

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

8.  ACCOUNTING FOR LONG-LIVED ASSETS

     Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. Under SFAS 121, the Company reviewed the impairment of oil and gas properties and related assets on an economic unit basis. For each economic unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the economic unit was recognized. Fair value, on a economic unit basis, was estimated to be the present value of expected future net cash flows over the economic life of the reserves. As a result of the adoption of SFAS 121, the Company recognized a non-cash charge during the 1995 third quarter of $113.8 million ($69.1 million after tax).

                           CABOT OIL & GAS CORPORATION

9.  SALE OF NON-CORE OIL AND GAS PROPERTIES

     The Company sold various non-core oil and gas properties in the Appalachian Region, receiving $4.4 million in the nine months of 1996, and in the Western Region, receiving proceeds of $7.9 million in the nine months of 1995.

10.  VALUATION ADJUSTMENT

     In the third quarter of 1995, the Company received an $8.4 million net cash settlement in connection with a valuation adjustment on the 1994 Washington Energy Resources Company acquisition ("WERCO Valuation Adjustment"). The WERCO Valuation Adjustment was recorded as a reduction to the net book value of certain oil and gas properties purchased in the WERCO acquisition.

11.  INCOME TAX REFUND

     In September 1996, the Company received $3.1 million, including a $1.8 million federal income tax refund and $1.3 million of interest income, in connection with percentage depletion claimed in certain periods prior to 1990.

Independent Certified Public Accountants' Report on Review of Interim Financial
   Information


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


     We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
November 12, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following review of operations for the third quarter and nine months of 1996 and 1995 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1995.

Overview

       In addition to the substantial up swing in gas prices, actions taken in 1995, designed to return the Company to long-term profitability, played an important part in the nine months performance of 1996 with record earnings and strong operating cash flows. Refer to the Overview section of Management's Discussion and Analysis of Financial Condition in the Company's 1995 Annual Report on Form 10-K for a discussion of these actions. Nine month operating results for 1996 included the benefit of the following realizations:

      (*)   The  average  produced  natural  gas price was $2.18 per Mcf, up 29%
           compared to the nine months of 1995.

      (*)   As a result of the improved pricing environment, margins on brokered natural gas sales increased 124%, or $2.3 million over the nine months of 1995.

      (*)   Direct  operating  and  administrative  costs  were  reduced by $1.0 million compared to the nine months of 1995.

      (*)   Under its continued program to divest non-strategic properties,  the
           Company sold approximately 260 net wells located in the Appalachian Region, generating $4.4 million in cash proceeds and a gain on sale of $1.5 million in the first quarter of 1996.

      (*)   Net interest costs were down $4.2 million,  or 25%, primarily due to the absence of interest rate swaps that were in place in 1995, lower interest rates, a reduced debt balance and $1.3 million of interest income in September 1996 related to an income tax refund for tax periods prior to 1990.

      (*)   Depreciation, depletion and amortization ("DD&A") expenses were down
           $7.5 million or $0.19 per Mcfe of production. This reduction was primarily the result of the impairment of long-lived assets recorded as a result of adopting FAS 121 in 1995, which reduced the depreciable basis of properties and equipment by $113.8 million.

       Operating cash flows were also up significantly, increasing $22.0 million, or 71%, over the nine months of 1995. Cash flows from operations, along with the $4.4 million of proceeds from the sale of non-strategic properties, funded (1) $47.5 million of capital and exploration expenditures, $32 million higher than the nine months in 1995, and (2) a $5.0 million reduction in outstanding debt.

       The Company drilled 115.7 net wells with a success rate of 85% compared to 23.0 net wells and a 77% success rate in nine months of 1995. In 1996 the Company plans to drill 160 net wells and spend $71.3 million in capital and exploration expenditures compared to 55 net wells and $32.7 million of capital and exploration expenditures in 1995.

       Natural gas production was 43.3 Bcf, virtually unchanged compared to the nine months of 1995. The production from new wells reverses the overall decline in production experienced in the past three quarters due to (1) the low level of development activity in 1995, drilling only 55 net wells compared to an average of 135 net wells per year over the previous five years, and (2) the sale of non-strategic properties, representing quarterly production of 0.6 Bcf. The Company expects the natural gas production for the full year will be slightly above the production for 1995.

       The Company had a number of gas price swaps in place to hedge a significant portion of its production for the first four months of 1996. For the remainder of 1996, the Company had one small hedge contract for the months of May through September 1996 in a notional quantity equal to 5,000 Mmbtu per day, or less than 4% of the Company's daily production. While the Company will selectively use gas price hedges from time-to-time to protect certain markets when substantial downside risks are perceived, management intends to structure the hedge positions in a manner that retains upside potential.

       The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. While gas prices in certain regions of the U.S. have moved up sharply in 1996 and some industry analysts predict continued improvements in 1996 pricing compared to 1995, the gas market has demonstrated significant price volatility in the nine months of 1996. Consequently, there is considerable uncertainty about gas prices for the remainder of this year and beyond.

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

       The preceding paragraphs, discussing the Company's strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 19.


Financial Condition

       Capital Resources and Liquidity

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, 1995 was a year in which natural gas prices did not follow the traditional seasonal influences and remained at some of the lowest levels in recent history, adversely affecting cash flows. Natural gas prices and demand were up significantly in the first nine months of 1996, resulting in higher cash flows.

       The primary source of cash for the Company during the nine months of 1996 was from funds generated from operations. Primary uses of cash were funds used in operations, exploration and development expenditures, acquisitions, repayment of debt and dividends.

       The Company had a net cash outflow of $1.6 million in the nine months of 1996. Net cash inflow from operating and financing activities totalled $41.2 million in nine months, funding 96% of the $42.8 million of capital and exploration expenditures, net of the $4.7 million in proceeds from the sale of assets.

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1996                   1995
                                                                                           (in millions)
Cash Flows Provided (Used) by Operating Activities........................    $      52.7             $     30.8
                                                                                   ======                 ======

    Cash flows from operating activities in the nine months of 1996 were higher by $21.9 million compared to the same period in 1995 primarily due to higher natural gas prices, lower interest expense due to decreased bank debt and reduced operating and administrative costs.

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1996                   1995
                                                                                           (in millions)
Cash Flows Provided (Used) by Investing Activities........................    $     (42.8)            $      2.2
                                                                                  ========                 =====

     Cash flows used by investing activities in nine months of 1996 were substantially due to capital and exploration expenditures of $47.5 million offset by $4.7 million of proceeds primarily from the sale of oil and gas properties. See Capital and Exploration Expenditures on page 14 for a comparison to 1995.

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1996                   1995
                                                                                           (in millions)
Cash Flows Provided (Used) by Financing Activities........................    $     (11.5)            $    (34.7)
                                                                                  ========               ========

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

    The Company's 1996 interest expense, net of the $1.3 million interest income related to a federal income tax refund, is projected to be approximately $17.7 million. No principal payments are due in 1996.

    Capitalization information on the Company is as follows:

                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                    1996                   1995
                                                                                          (in millions)
Long-Term Debt............................................................    $     244.0             $    249.0
Stockholders' Equity......................................................          155.0                  147.9
                                                                                    -----                  -----
Total Capitalization......................................................    $     399.0             $    396.9
                                                                                    =====                  =====
Debt to Capitalization....................................................           61.2%                  62.7%

    Capital and Exploration Expenditures

    The following table presents major components of capital and exploration expenditures:

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1996                   1995
                                                                                            (in millions)
     Capital Expenditures
           Drilling and Facilities..........................................   $      30.7             $      8.8
           Leasehold Acquisitions...........................................           2.2                    0.5
           Pipeline and Gathering ..........................................           2.9                    1.1
           Other............................................................           0.4                    0.1
                                                                                    ------                 ------
                                                                                      36.2                   10.5
                                                                                    ------                 ------
     Proved Property Acquisitions...........................................           2.3                    0.4
     Exploration Expenses...................................................           9.0                    5.0
                                                                                    ------                 ------
           Total............................................................   $      47.5             $     15.9
                                                                                    ======                 ======


     Total capital and exploration expenditures in the nine months of 1996 increased $31.6 million compared to the nine months of 1995, primarily due to the increased capital spending program for 1996.

     The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     The Company has planned $71.3 million of capital and exploration expenditures for 1996 which includes $42.4 million for drilling and facilities, $12.3 million for exploration expenses and $6.2 million for proved property acquisitions. Compared to 1995 capital and exploration expenditures (excluding the $8.4 million valuation adjustment on the Washington Energy Resources Company acquisition), the 1996 planned expenditures are up 125%. The Company plans to drill 160 net wells in 1996 compared with 55 net wells drilled in 1995.

     During the nine months of 1996, the Company paid dividends of $2.7 million on the Common Stock and $4.2 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending September 30, 1996, to be paid November 29, 1996 to shareholders of record as of November 15, 1996.


     Other Issues and Contingencies

     Subsequent to the developments with regard to the Barby lawsuits as described in the Company's 1995 Annual Report on Form 10-K, both actions have been settled. The settlement resulted in a charge to earnings in the second quarter of 1996 that was not material to the Company's operating results or financial position.

     Conclusion

     The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The Company's average produced natural gas prices rose sharply during the nine months of 1996, up 29% compared to prices received for the nine months of 1995. However, the volatility of natural gas prices in recent years remains prevalent in 1996 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1996. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures if prices should return to the depressed levels of 1995.

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

     The  preceding   paragraphs  contain   forward-looking   information.   See
Forward-Looking Information on page 19.

Results of Operations

     For the purpose of reviewing  the  Company's  results of  operations,  "Net
Income   (Loss)"  is  defined  as  net  income   (loss)   applicable  to  common
shareholders.

     Selected Financial and Operating Data

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   1996          1995             1996            1995
                                                                             (in millions, except where noted)

Net Operating Revenues....................................    $    35.5      $   29.6         $  114.0       $    91.8
Operating Expenses........................................         27.9         141.3             83.4           209.2
Operating Income (Loss)...................................          7.6        (111.7)            32.1          (117.8)
Interest Expense..........................................          3.2           5.5             12.9            17.1
Net Income (Loss).........................................          3.0         (73.3)             9.1           (86.8)
Earnings (Loss) Per Share.................................         0.13         (3.22)            0.40           (3.81)

Natural Gas Production (Bcf)
   Appalachia.............................................          6.6           6.6             19.8            21.0
   West...................................................          7.6           6.7             23.5            22.5
   Total Company..........................................         14.2          13.3             43.3            43.5

Natural Gas Production Sales Prices ($/Mcf)
   Appalachia.............................................         2.31          2.02             2.61            2.13
   West...................................................         1.89          1.26             1.83            1.28
   Total Company..........................................         2.08          1.64             2.18            1.69

Crude/Condensate
   Volume (MBbl)..........................................          124           119              403             470
   Price $/Bbl............................................        20.92         17.83            20.32           17.86

Brokered Natural Gas Margin
   Volume (Bcf)...........................................         8.5            9.7             25.2            27.1
   Margin $/Mcf...........................................        0.11           0.04             0.16            0.07



     Third Quarters of 1996 and 1995 Compared

     Net Income  (Loss) and  Revenues.  The Company  reported  net income in the third quarter 1996 of $3.0 million, or $0.13 per share, including a $2.6 million, or $0.11 per share, benefit related to an income tax refund for certain periods prior to 1990. During the corresponding quarter of 1995, the Company reported a net loss of $73.3 million, or $3.22 per share, including $6.6 million, or $0.29 per share, from recurring operations and $66.7 million, or $2.93 per share, due to a $113.8 million charge ($69.1 million after tax) related to the adoption of SFAS 121, partially offset by other revenue of $4.1 million ($2.5 million after tax) in connection with the sale of a Columbia bankruptcy claim. Operating income (loss) and net operating revenues from recurring operations increased $9.6 million and $10.0 million, respectively. Natural gas made up 84%, or $29.7 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 27% increase in the average natural gas price. Net income (loss) and operating income (loss) from recurring operations were similarly impacted by the increase in the average natural gas price, as well as lower interest expenses (discussed below).

     Natural gas production volume in the Appalachian Region was unchanged while natural gas production volume in the Western Region was up 0.9 Bcf to 7.6 Bcf primarily due to Rocky Mountains area wells drilled and put on line in the second and third quarters.

     The average Appalachian natural gas production sales price increased $0.29 per Mcf, or 14%, to $2.31, increasing net operating revenues by approximately $1.9 million on 6.6 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.63 per Mcf, or 50%, to $1.89, increasing net operating revenues by approximately $4.8 million on 7.6 Bcf of production. The overall weighted average natural gas production sales price increased $0.44 per Mcf, or 27%, to $2.08.

     The brokered natural gas margin increased $0.5 million to $1.0 million primarily due to an $0.07 per Mcf increase in the net margin to $0.11 per Mcf.

     Other net operating revenues, excluding the $4.6 million Columbia settlement income in 1995, increased $1.6 million to $2.3 million due primarily to $0.9 million from the monetization of the Company's Section 29 tight sands tax credits and $0.7 million in non-recurring miscellaneous revenues.

     Costs and Expenses. Total costs and expenses from recurring operations increased $0.9 million due primarily to the following:

     (*) General and administrative expenses increased $0.7 million, or 21%, primarily due to the timing of a $0.6 million adjustment which reduced health benefit costs estimated for the nine months of 1995.

     (*)   Exploration  expense increased $0.9 million due primarily to the $0.5 million increase in dry hole expense and the $0.4 million increase in geological and geophysical expenses, a direct result of the increased capital expenditures program in 1996.

     (*)   Depreciation,   depletion,   amortization   and  impairment   expense
          decreased $1.3 million, or 11%, due to a $0.14 per Mcfe decline in the DD&A rate caused by the third quarter 1995 impairment of long-lived assets which reduced depreciable basis by $113.8 million.

     (*)   Taxes other than income increased $0.4 million, or 16%, due primarily to the increase in natural gas production revenues.

     Interest expense, excluding the $1.3 million interest income related to a federal income tax refund, declined $0.9 million, or 17%, due to the absence of the interest rate swaps which effectively increased interest expense in 1995 and to decreased interest rates and in bank debt.

     Income tax expense, excluding the $1.8 million income tax refund for percentage depletion claimed in periods prior to 1990, was up due to the comparable increase in earnings before income tax.

     Nine Months of 1996 and 1995 Compared

     Net Income (Loss) and Revenues. The Company reported net income in the nine months of 1996 of $9.1 million, or $0.40 per share including a $2.6 million, or $0.11 per share, benefit related to an income tax refund for certain periods prior to 1990. During the nine months of 1995, the Company reported a net loss of $86.8 million, or $3.81 per share, including $15.4 million, or $0.68 per share, from recurring operations and $71.4 million, or $3.13 per share, due to a $113.8 million charge ($69.1 million after tax) related to the adoption of SFAS 121 and $7.7 million ($4.9 million after tax) for the cost reduction program and other severance costs, partially offset by other revenue of $4.1 million ($2.5 million after tax) in connection with the sale of a Columbia bankruptcy claim. Operating income and net operating revenues from recurring operations increased $33.4 million and $26.8 million, respectively. Natural gas made up 83%, or $94.5 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 29% increase in the average produced natural gas price. Net income (loss) and operating income (loss) from recurring operations were similarly impacted by the increase in the average natural gas price, as well as lower general and administrative, depreciation and interest expenses (discussed below).

     Natural gas production volume in the Appalachian Region was down 1.2 Bcf to
19.8 Bcf, a result from the low level of drilling activity in 1995 and the sale of non-strategic properties. Natural gas production volume in the Western Region was up 1.0 Bcf , or 4%, to 23.5 Bcf primarily due to Rocky Mountains area wells drilled and put on line in the second and third quarters.

     The average Appalachian natural gas production sales price increased $0.48 per Mcf, or 23%, to $2.61, increasing net operating revenues by approximately $9.5 million on 19.8 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.55 per Mcf, or 43%, to $1.83, increasing net operating revenues by approximately $12.9 million on 23.5 Bcf of production. The overall weighted average natural gas production sales price increased $0.49 per Mcf, or 29%, to $2.18.

     Crude oil and condensate sales decreased 67 MBbl, or 14%, due primarily to the low drilling activity in 1995 and the sale of various non-strategic oil properties in 1995.

     The brokered natural gas margin increased $2.3 million to $4.2 million primarily due to a $0.09 per Mcf increase in the net margin to $0.16 per Mcf.

     Other net operating revenues, excluding the $4.6 million Columbia settlement income in 1995, increased $3.7 million to $7.1 million due in part to $2.3 million from the monetization of the Company's Section 29 tight sands tax credits and $1.4 million of miscellaneous net revenues primarily related to contract settlements.

     Costs and Expenses. Total costs and expenses from recurring operations decreased $4.7 million, or 5%, due primarily to the following:

     (*)   General  and  administrative  expenses  decreased  in  total  by $0.7 million, or 5%, primarily due to the impact of the cost reduction program implemented in 1995.

     (*)   Exploration  expense increased $4.0 million due primarily to the $2.5 million increase in dry hole expense and the $1.5 million increase in geological and geophysical expenses, a direct result of the increased capital expenditures program in 1996.

     (*)   Depreciation,   depletion,   amortization   and  impairment   expense
          decreased $8.8 million, or 21%, due to a $0.17 per Mcfe decline in the DD&A rate caused by the 1995 impairment of long-lived assets which reduced depreciable basis by $113.8 million, and, to a lesser extent, by a 2% decline in equivalent production.

     (*)   Taxes other than income increased $0.6 million,  or 7%, due primarily to the increase in natural gas production revenues.

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

      Interest expense, excluding the $1.3 million interest income related to a federal income tax refund, declined $2.9 million, or 17%, due to the absence of the interest rate swaps which effectively increased interest expense in 1995 and to decreased bank debt and interest rates.

     Income tax expense, excluding the $1.8 million income tax refund for percentage depletion claimed in periods prior to 1990, was up due to the comparable increase in earnings before income tax.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              15.1  --  Awareness letter of independent accountants.
              27    --  Article 5. Financial Data Schedule for Third Quarter
                         1996 Form 10-Q

       (b)    Reports on Form 8-K
                   None

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CABOT OIL & GAS CORPORATION
                                             (Registrant)




                                      By: /s/ Ray R. Seegmiller
                                      -------------------------------------
November 12, 1996                     Ray R. Seegmiller, Vice President,
                                      Chief Financial Officer and Treasurer


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


Re:    Cabot Oil & Gas Corporation
       Registration Statements on Form S-8



We are aware that our report dated November 12, 1996 on our review of the interim condensed consolidated financial information of Cabot Oil & Gas Corporation for the three-month and nine-month periods ended September 30, 1996 and 1995 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of Section 7 and 11 of the Act.



                                        Coopers & Lybrand L.L.P.

Houston, Texas
November 12, 1996