Form 10-K
period 1996-12-31
CABOT OIL & GAS CORP
filed 1997-03-27
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended DECEMBER 31, 1996

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

                                 (281) 589-4600
                        (Registrant's telephone number)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [__].

      The aggregate market value of Class A Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on February 28, 1997), was approximately $345,000,000.

      As of February 28, 1997, there were 22,857,294 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1997 are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this report.

TABLE OF CONTENTS

PART I                                                             PAGE
ITEMS 1 AND 2 Business and Properties                                 2
ITEM 3  Legal Proceedings                                            15
ITEM 4  Submission of Matters to a Vote of Security Holders          16
        Executive Officers of the Registrant                         16

PART II

ITEM 5  Market for Registrant's Common Equity and Related
        Stockholder Matters                                          16
ITEM 6  Selected Historical Financial Data                           17
ITEM 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          18
ITEM 8  Financial Statements and Supplementary Data                  27
ITEM 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                          53

PART III

ITEM 10 Directors and Executive Officers of the Registrant           53
ITEM 11 Executive Compensation                                       53
ITEM 12 Security Ownership of Certain Beneficial Owners and
        Management                                                   53
ITEM 13 Certain Relationships and Related Transactions               53

PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports
        on Form 8-K                                                  54

                           ------------------------

      The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I

ITEM 1.  BUSINESS

GENERAL

      Cabot Oil & Gas Corporation (the "Company") explores for, develops, produces, stores, transports, purchases and markets natural gas and, to a lesser extent, produces and sells crude oil. Substantially all of the Company's operations are in the Appalachian Region of West Virginia and Pennsylvania in the Western Region, including the Anadarko Basin of southwestern Kansas, Oklahoma and the Texas Panhandle, the Green River Basin of Wyoming, and South Texas. At December 31, 1996, the Company had approximately 946.6 Bcfe of total proved reserves, 97% of which was natural gas. A significant portion of the Company's natural gas reserves is located in long-lived fields with extended production histories.

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

      The following table summarizes certain information, at December 31, 1996 regarding the Company's proved reserves, productive wells, developed and undeveloped acreage and infrastructure.


SUMMARY OF RESERVES, PRODUCTION, ACREAGE AND OTHER INFORMATION BY
AREAS OF OPERATION(1)(2)

                                       Total       Appalachian      Western
                                      Company         Region        Region(2)
----------------------------------------------------------------------------
RESERVES/PRODUCTION:
    Proved reserves
      Developed (Bcfe)                   796.2          436.6          359.6
      Undeveloped (Bcfe)                 150.4           92.3           58.1
                                     ---------      ---------        -------
      Total (Bcfe)                       946.6          528.9          417.7
                                     =========      =========        =======
    Daily production (Mmcfe) net         170.3           73.5           96.8
    Gross productive wells               5,109          3,858          1,251
    Net productive wells               4,258.0        3,578.8          679.1
    Percent of wells operated             88.2%          97.0%          60.8%

ACREAGE:
    Net acreage
      Developed acreage                992,151        755,269        236,882
      Undeveloped acreage              416,753        258,733        158,020
                                     ---------      ---------        -------
      Total                          1,408,904      1,014,002        394,902
                                     =========      =========        =======

----------

(1) As of December 31, 1996. For additional information regarding the Company's estimates of proved reserves and other data, see "Business--Reserves," and the "Supplemental Oil and Gas Information" to the Consolidated Financial Statements.
(2) Includes all properties outside the Appalachian Region, including properties located in Anadarko, the Rocky Mountains and the Gulf Coast areas.

EXPLORATION, DEVELOPMENT AND PRODUCTION

      The Company is one of the largest producers of natural gas in the Appalachian basin, where it has conducted operations for more than a century. The Company has had operations in the Anadarko basin for over 60 years. The Company acquired its operations in the Rocky Mountains and the Gulf Coast pursuant to the merger of Washington Energy Resources Company with the Company which was completed in May 1994. Historically, the Company has maintained its reserve base through low-risk development drilling and strategic acquisitions. The Company continues to focus its operations in the Appalachian and Western Regions through development of undeveloped reserves and acreage, acquisition of oil and gas producing properties and, to a lesser extent, exploration.

APPALACHIAN REGION

      The Company's exploration, development and production activities in the Appalachian Region are concentrated in Pennsylvania, Ohio, West Virginia, and Virginia. Operations are managed by a regional office in Pittsburgh. At December 31, 1996, the Company had approximately 529 Bcfe of proved reserves (substantially all natural gas) in the Appalachian Region, constituting 56% of the Company's total proved reserves.

      The Company has 3,858 productive wells (3,578.8 net), of which 3,744 wells are operated by the Company. There are multiple producing intervals which include the Medina, Berea, and Big Lime trend formations at depths primarily ranging from 1,500 to 6,000 feet. Average net daily production in 1996 was 73.5 Mmcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long.

      In 1996, the Company drilled 123 wells (105.7 net) in the Appalachian Region, of which 98 were development wells (94.6 net). Capital and exploration expenditures, including pipeline expenditures for the year were $33.5 million. In the 1997 drilling program year, the Company has plans to drill 138 wells.

      At December 31, 1996, the Company had 1,014,002 net acres in the region, including 755,269 net developed acres. At year end, the Company had identified 271 proved undeveloped drilling locations.

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

WESTERN REGION

      The Company's exploration, development and production activities in the Western Region are primarily focused in the Anadarko basin in Kansas, Oklahoma and the Panhandle of Texas, in the Green River Basin of Wyoming and in South Texas. Operations for the Western Region are managed from a regional office in Denver. At December 31, 1996, the Company had approximately 417.7 Bcfe of proved reserves (93.1% natural gas) in the Western Region, constituting 44% of the Company's total proved reserves.

ANADARKO

      The Company has 745 productive wells (486.7 net) in the Anadarko area of which 546 wells are operated by the Company. Principal producing intervals in Anadarko are in the Chase, Morrow and Chester formations at depths ranging from 1,500 to 11,000 feet. Average net daily production in 1996 was 48.6 Mmcfe.

      In 1996, the Company drilled 41 wells (26.0 net) in Anadarko (39 development wells, 25.3 net). Capital and exploration expenditures for the year were $13.1 million. In the 1997 drilling program year, the Company has plans to drill 56 wells.

      At December 31, 1996, the Company had approximately 216,278 net acres, including approximately 184,368 net developed acres. At year end, the Company had identified 54 proved undeveloped drilling locations.

ROCKY MOUNTAIN

      The Company has 318 productive wells (119.7 net) in the Rocky Mountain area of which 161 wells are operated by the Company. Principal producing intervals in Rocky Mountain are in the Frontier and Dakota formations at depths ranging from 9,000 to 13,000 feet. Average net daily production in 1996 was
32.7 Mmcfe.

      In 1996, the Company drilled 22 wells (17.1 net) in the Rocky Mountains (21 development wells, 16.1 net). Capital and exploration expenditures for the year were $13.9 million. In the 1997 drilling program year, the Company has plans to drill 36 wells.

      At December 31, 1996, the Company had approximately 154,947 net acres, including approximately 37,990 net developed acres. At year end, the Company had identified 46 proved undeveloped drilling locations.

GULF COAST

      The Company has 188 productive wells (72.7 net) in the Gulf Coast area of which 54 wells are operated by the Company. Principal producing intervals in Gulf Coast are in the Frio, Wilcox and Vicksburg formations at depths ranging from 6,000 to 14,000 feet. Average net daily production in 1996 was 15.5 Mmcfe.

      In 1996, the Company drilled 10 wells (5.4 net) in the Gulf Coast (8 development wells, 4.8 net). Capital and exploration expenditures for the year were $12.2 million. In the 1997 drilling program year, the Company has plans to drill 26 wells.

      At December 31, 1996, the Company had approximately 23,677 net acres, including approximately 14,524 net developed acres. At year end, the Company had identified 3 proved undeveloped drilling locations.

GAS MARKETING

      The Company is engaged in a wide array of marketing activities designed to offer its customers long-term, reliable supplies of natural gas. Utilizing its pipeline and storage facilities, gas procurement ability and transportation and natural gas risk management expertise, the Company provides a menu of services that includes gas supply and transportation management, short and long-term supply contracts, capacity brokering and risk management alternatives.

      The marketing of natural gas has changed significantly as a result of FERC Order 636 ("Order 636"), which was issued by the Federal Energy Regulatory Commission in 1992. Order 636 required pipelines to unbundle their gas sales, storage and transportation services. As a result, local distribution companies and end-users will separately contract these services from gas marketers and producers. Order 636 has had the effect of creating greater competition in the industry while also providing the Company the opportunity to serve broader markets. In 1994, 1995 and 1996, there was an increase in the number of third-party producers that use the Company to market their gas. In addition, the Company has experienced, as a result of Order 636, increased competition for markets which has placed pressure on margins.

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

      The Company operates a number of gas gathering and pipeline systems, made up of approximately 3,400 miles of pipeline with interconnects to four interstate pipeline systems and five LDCs. The Company's natural gas gathering and pipeline systems enable the Company to connect new wells quickly and to transport natural gas from the wellhead directly to interstate pipelines, LDCs and industrial end-users. Control of its gathering and pipeline systems also enables the Company to purchase, transport and sell natural gas produced by third parties. In addition, the Company can undertake development drilling operations without relying upon third parties to transport its natural gas while incurring only the incremental costs of pipeline and compressor additions to its system.

      The Company has two natural gas storage fields located in West Virginia, with a combined working capacity of approximately 4 Bcf of natural gas. The Company uses these storage fields to take advantage of the seasonal variations in the demand for natural gas and the higher prices typically associated with winter natural gas sales, while maintaining production at a nearly constant rate throughout the year. The storage fields also enable the Company to periodically increase the volume of natural gas it can deliver by more than 40% above the volume that it could deliver solely from its production in the Appalachian Region. The pipeline systems and storage fields are fully integrated with the Company's producing operations.

WESTERN REGION

      The Company's principal markets for Western Region natural gas are in the northwestern, midwestern, and northeastern United States. The Company's marketing subsidiaries purchase all of the Company's natural gas production in the Western Region. These marketing subsidiaries sell the natural gas to cogenerators, natural gas processors, LDCs, industrial customers and marketing companies.

      Currently, a majority of the Company's natural gas production in the Western Region is being sold primarily under contracts with a term of one year or less at market-responsive prices. Approximately 20% of the Western Region's production is sold under a 15 year cogeneration contract with 12 years remaining that escalates in price by 5% per year (See Item 3. Legal Proceedings). The Western Region properties are connected to the majority of the midwestern, northwestern, and northeastern interstate pipelines, affording the Company access to multiple markets.

      The Company also produces and markets approximately 1,100 barrels a day of crude oil/condensate in the Western Region at market responsive prices.

RISK MANAGEMENT

      In 1996, the Company entered into certain transactions to manage price risks associated with its production and purchase commitments. The Company utilized certain natural gas price swap agreements ("price swaps") to attempt to manage price risk more effectively and improve the Company's realized natural gas prices. These price swaps call for payments to (or to receive payments from) counterparties based upon the differential between a fixed and a variable gas price. At December 31, 1996, the open price swaps (744,000 Mmbtu in notional quantity) covered the months of January and February 1997. The Company plans to continue to evaluate on an ongoing basis the benefit of this strategy in the future. See the Overview section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

RESERVES

CURRENT RESERVES

      The following table sets forth information regarding the Company's estimates of its net proved reserves at December 31, 1996.

                        Natural Gas(Mmcf)                Liquids(1)(MBbl)              Total(2)(Mmcfe)
------------------------------------------------------------------------------------------------------------
                 Developed  Undeveloped  Total   Developed  Undeveloped  Total Developed  Undeveloped  Total
------------------------------------------------------------------------------------------------------------
Appalachian       434,558      92,301   526,859      334          0        334   436,560     92,301   528,861
Western(3)        333,540      55,218   388,758    4,351        481      4,832   359,646     58,103   417,749
                  -------     -------   -------    -----        ---      -----   -------    -------   -------
Total             768,098     147,519   915,617    4,685        481      5,166   796,206    150,404   946,610
                  =======     =======   =======    =====        ===      =====   =======    =======   =======

---------

(1)   Liquids include crude oil, condensate and natural gas liquids (Ngl).
(2) Natural Gas Equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.
(3) Includes proved reserves attributable to Anadarko, Rocky Mountains and the Gulf Coast Areas.

      The proved reserve estimates presented herein were prepared by the Company's petroleum engineering staff and reviewed by Miller and Lents, Ltd., independent petroleum engineers. For additional information regarding the Company's estimates of proved reserves, the review of such estimates by Miller and Lents, Ltd. and certain other information regarding the Company's oil and gas reserves, see the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8 hereof. A copy of the review letter by Miller and Lents, Ltd., has been filed as an exhibit to this Form 10-K. The Company's estimates of proved reserves set forth in the foregoing table do not differ materially from those filed by the Company with other federal agencies. The Company's reserves are sensitive to natural gas sales prices and their effect on economic producing rates. The Company's reserves are based on oil and gas prices in effect at December 31, 1996.

      There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and, therefore, the reserve information set forth in this Form 10-K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced.

HISTORICAL RESERVES

      The following table sets forth certain information regarding the Company's estimated proved reserves for the periods indicated.

                                                                     Oil, Condensate
                                         Natural Gas(Mmcf)             & NGLs(MBbl)                Total(Mmcfe)
------------------------------------------------------------------------------------------------------------------------
                                     APP       WEST       TOTAL      APP   WEST   TOTAL       APP      WEST      TOTAL
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1993                  555,933    252,347    808,280     136   2,690  2,826     556,749   268,487    825,236
   Revisions of prior estimates     (9,088)   (15,539)   (24,627)     54    (152)   (98)     (8,764)  (16,451)   (25,215)
   Extensions, discoveries and
     other additions                32,391     32,438     64,829       0     181    181      32,391    33,524     65,915
   Production                      (29,668)   (28,651)   (58,319)    (21)   (803)  (824)    (29,794)  (33,469)   (63,263)
   Purchases of reserves in place   16,963    151,994    168,957       0   5,992  5,992      16,963   187,946    204,909
   Sales of reserves in place       (6,037)         0     (6,037)     (2)    (39)   (41)     (6,049)     (234)    (6,283)
                                   -------    -------    -------     ---   -----  -----     -------   -------  ---------
DECEMBER 31, 1994                  560,494    392,589    953,083     167   7,869  8,036     561,496   439,803  1,001,299
                                   -------    -------    -------     ---   -----  -----     -------   -------  ---------
   Revisions of prior estimates      3,699     10,333     14,032      65    (713)  (648)      4,086     6,061     10,147
   Extensions, discoveries and
     other additions                12,333     22,075     34,408      23     151    174      12,471    22,982     35,453
   Production                      (27,530)   (30,191)   (57,721)    (18)   (722)  (740)    (27,637)  (34,525)   (62,162)
   Purchases of reserves in place      576        840      1,416       0      15     15         576       929      1,505
   Sales of reserves in place      (34,016)   (21,352)   (55,368)    (18) (1,509)(1,527)    (34,123)  (30,412)   (64,535)
                                   -------    -------    -------     ---   -----  -----     -------   -------  ---------
DECEMBER 31, 1995                  515,556    374,294    889,850     219   5,091  5,310     516,869   404,838    921,707
                                   -------    -------    -------     ---   -----  -----     -------   -------  ---------
   Revisions of prior estimates       (487)     3,261      2,774      (2)   (130)  (132)       (501)    2,481      1,980
   Extensions, discoveries and
     other additions                40,703     29,005     69,708     137     249    386      41,526    30,500     72,026
   Production                      (26,783)   (31,979)   (58,762)    (21)   (576)  (597)    (26,910)  (35,435)   (62,345)
   Purchases of reserves in place   21,207     16,190     37,397       8     207    215      21,255    17,430     38,685
   Sales of reserves in place      (23,337)    (2,013)   (25,350)     (7)     (9)   (16)    (23,377)   (2,065)   (25,442)
                                   -------    -------    -------     ---   -----  -----     -------   -------  ---------
DECEMBER 31, 1996                  526,859    388,758    915,617     334   4,832  5,166     528,862   417,749    946,611
                                   =======    =======    =======     ===   =====  =====     =======   =======  =========

PROVED DEVELOPED RESERVES:
   December 31, 1993               458,682    210,990    669,672     136   2,210  2,346     459,498   224,250    683,748
   December 31, 1994               474,574    331,339    805,913     167   7,537  7,704     475,576   376,561    852,137
   December 31, 1995               430,165    317,070    747,235     219   4,751  4,970     431,477   345,579    777,056
   December 31, 1996               434,558    333,540    768,097     334   4,351  4,685     436,560   359,646    796,206

---------

APP =  Appalachian Region
WEST = Western Region(1)
(1) For the year ended December 31, 1993, the Western reserves are attributable to Anadarko only.
      Note: Natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.

VOLUMES AND PRICES; PRODUCTION COSTS

      The following table sets forth historical information regarding the Company's sales and production volumes and average sales prices received for, and average production costs associated with, its sales of natural gas and crude oil, condensate and natural gas liquids (Ngl) for the periods indicated.


                                                  Year Ended December 31,
                                                  1996     1995     1994
-------------------------------------------------------------------------
Net Wellhead Sales Volume:
   Natural Gas (Bcf)(1)
      Appalachian Region                           26.2     26.4     28.7
      Western Region(2)                            32.6     29.8     28.3
   Crude/Condensate/Ngl (MBbl)
      Appalachian Region                             21       18       20
      Western Region                                576      722      804

   Produced Natural Gas Sales Price ($/Mcf)(3)
      Appalachian Region                         $ 2.72   $ 2.22  $  2.42
      Western Region                             $ 2.02   $ 1.33  $  1.65
      Weighted Average                           $ 2.34   $ 1.75  $  2.04

   Crude/Condensate Sales Price ($/Bbl)(3)       $21.14   $17.95  $ 16.66
   Production Costs ($/Mcfe)(4)                  $ 0.56   $ 0.55  $  0.62

---------

(1) Equal to the aggregate of production and the net changes in storage and exchanges.
(2)  Includes information regarding Anadarko, Rocky Mountains and Gulf
     Coast.
(3) Represents the average sales prices for all production volumes (including royalty volumes) sold by the Company during the periods shown net of related costs (principally purchased gas royalty, transportation and storage).
(4) Production costs include direct lifting costs (labor, repairs and maintenance, materials and supplies), and the costs of administration of production offices, insurance and property and severance taxes but is exclusive of depreciation and depletion applicable to capitalized lease acquisition, exploration and development expenditures.

ACREAGE

      The following tables summarize the Company's gross and net developed and undeveloped leasehold and mineral acreage at December 31, 1996. Acreage in which the Company's interest is limited to royalty and overriding royalty interests is excluded. The undeveloped mineral fee acreage in West Virginia is unleased.

LEASEHOLD ACREAGE

                                                 At December 31, 1996
                               Developed              Undeveloped               Total
---------------------------------------------------------------------------------------------
                           Gross        Net        Gross        Net       Gross        Net
---------------------------------------------------------------------------------------------
STATE
     Alabama                   --          --         312         312         312         312
     Arkansas                  --          --         240           3         240           3
     Colorado              14,742      13,406      60,283      53,314      75,025      66,720
     Indiana                   --          --      54,022      26,725      54,022      26,725
     Kansas                33,104      29,210       6,591       2,785      39,695      31,995
     Kentucky               2,680         990      15,677       7,656      18,357       8,646
     Louisiana              1,541         290       4,697         904       6,238       1,194
     Michigan                 457         118      25,161       5,232      25,618       5,350
     Montana                  157          52         680         303         837         355
     New York              19,365      15,557       2,282       2,216      21,647      17,773
     North Dakota             160          20         870          96       1,030         116
     Ohio                   2,906       1,372      25,151      10,972      28,057      12,344
     Oklahoma             172,234     113,811      43,832      28,737     216,066     142,548
     Pennsylvania         129,577     122,144      58,454      53,209     188,031     175,353
     Texas                 70,453      41,447      20,708       7,849      91,161      49,296
     Utah                   1,740         446      23,231      19,133      24,971      19,579
     Virginia               4,541       3,820      20,092      18,010      24,633      21,830
     West Virginia        552,797     517,911      92,541      76,609     645,338     594,520
     Wyoming               46,235      23,312      89,938      43,438     136,173      66,750
                        ---------     -------     -------     -------   ---------   ---------
     Total              1,052,689     883,906     544,762     357,503   1,597,451   1,241,409
                        =========     =======     =======     =======   =========   =========
CANADA
     Alberta                1,429         563         316          79       1,745         642
     British Columbia         665         166       1,992         498       2,657         664
                        ---------     -------     -------     -------   ---------   ---------
     Total                  2,094         729       2,308         577       4,402       1,306
                        =========     =======     =======     =======   =========   =========

MINERAL FEE ACREAGE

                                                 At December 31, 1996
                               Developed              Undeveloped               Total
---------------------------------------------------------------------------------------------
                           Gross        Net        Gross        Net       Gross        Net
---------------------------------------------------------------------------------------------
STATE
     Colorado                 174          25         265          21         439          46
     Kansas                   160         128          --          --         160         128
     Montana                   --          --         589          75         589          75
     New York                  --          --       6,545       1,636       6,545       1,636
     Oklahoma              16,581      13,979         240          49      16,821      14,028
     Pennsylvania              70          70       1,618         547       1,688         617
     Texas                     27          27         847         424         874         451
     Virginia              17,917      17,851          --          --      17,917      17,851
     West Virginia         89,201      75,436      56,882      55,921     146,083     131,357
                        ---------     -------     -------     -------   ---------   ---------
     Total                124,130     107,516      66,986      58,673     191,116     166,189
                        =========     =======     =======     =======   =========   =========
     Aggregate Total    1,178,913     992,151     614,056     416,753   1,792,969   1,408,904
                        =========     =======     =======     =======   =========   =========

Total Net Acreage by Area of Operation

                                 At December 31, 1996
                         Developed    Undeveloped     Total
-------------------------------------------------------------
Appalachian Region        755,269       258,733     1,014,002
Western Region            236,882       158,020       394,902
                          =======       =======     --=======
   Total                  992,151       416,753     1,408,904
                          =======       -------     ---------

PRODUCTIVE WELL SUMMARY(1)

      The following table reflects the Company's ownership at December 31, 1996 in natural gas and oil wells in the Appalachian Region (consisting of various fields located in West Virginia, Pennsylvania, New York, Ohio, Virginia and Kentucky), and in the Western Region (consisting of various fields located in Louisiana, Oklahoma, North Texas, Kansas, North Dakota, Utah, South Texas, Colorado, Wyoming and Canada).

                       Natural Gas           Oil            Total
                     Gross     Net      Gross   Net    Gross     Net
----------------------------------------------------------------------
Appalachian Region   3,837   3,564.9      21    13.9   3,858   3,578.8
Western Region       1,006     572.9     245   106.2   1,251     679.1
                     -----   -------     ---   -----   -----   -------
   Total             4,843   4,137.8     266   120.1   5,109   4,257.9
                     =====   =======     ===   =====   =====   =======

---------

(1) "Productive" wells are producing wells and wells capable of production in which the Company has a working interest.

DRILLING ACTIVITY

      The Company drilled, participated in the drilling of, or acquired wells as set forth in the table below for the periods indicated:

                                         Year Ended December 31,
                                   1996            1995            1994
                               Gross   Net     Gross   Net     Gross   Net
---------------------------------------------------------------------------
APPALACHIAN REGION:
   Development Wells
      Natural Gas                85    81.6      18    16.7     133   128.2
      Oil                         1     1.0       0     0.0       0     0.0
      Dry                        12    12.0       6     4.8       7     6.5
   Exploratory Wells
      Natural Gas                10     5.0       2     0.5       0       0
      Oil                         5     0.9       2     0.5       0       0
      Dry                        10     5.2       5     2.0       2     0.5
                                ---   -----      --    ----     ---   -----
                  Total         123   105.7      33    24.5     142   135.2
                                ===   =====      ==    ====     ===   =====
   Wells Acquired(1)
      Natural Gas                15    11.8       3     3.7       9    21.1
      Oil                         0     0.0       0     0.0       0     0.0
                                ---   -----      --    ----     ---   -----
                  Total          15    11.8       3     3.7       9    21.1
                                ===   =====      ==    ====     ===   =====
   Wells in Progress at End
      of Period                   2     1.5       3     3.0       2     1.3

                                          Year Ended December 31,
                                   1996            1995            1994
---------------------------------------------------------------------------
                               Gross   Net     Gross   Net     Gross   Net
---------------------------------------------------------------------------
WESTERN REGION:
   Development Wells
      Natural Gas                52    35.4      42    21.2      48    24.7
      Oil                         1      .1       2     1.9       7     3.1
      Dry                        15    10.6       7     3.8       8     5.3
   Exploratory Wells
      Natural Gas                 1       0       1     0.3       0     0.0
      Oil                         0       0       0       0       0     0.0
      Dry                         4     2.4       8     3.9       3     0.8
                                 --    ----       -     ---     ---   -----
                  Total          73    48.5      60    31.1      66    33.9
                                 ==    ====       =     ===     ===   =====
   Wells Acquired(1)
      Natural Gas                25    11.9       0     2.7     413   115.7
      Oil                         3     0.4       0     0.1     140    52.3
                                                                      -----
                  Total          28    12.3       0     2.8     553   168.0
                                 ==    ====       =     ===     ===   =====
   Wells in Progress at End
      of Period                   4     1.5       6     5.3       7     1.9

---------

(1) Includes the acquisition of net interest in certain wells in the Appalachian Region and in the Western Region in 1996, 1995 and 1994 in which the Company already held an ownership interest.

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

OTHER BUSINESS MATTERS

MAJOR CUSTOMER

      The Company had no sales to any customer that exceeded 10% of the Company's total gross revenues in 1996.

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

      The Company's natural gas sales are affected by the regulation of intrastate and interstate gas transportation. In an attempt to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative natural gas suppliers, the FERC, commencing in April 1992, issued Order Nos. 636, 636-A and 636-B ("Order No. 636") which have altered significantly the interstate transportation and sale of natural gas. Among other things, Order No. 636 required pipelines to unbundle the various services that they had provided in the past, such as sales, transmission and storage, and to offer these services individually to their customers. By requiring interstate pipelines to "unbundle" their services and to provide their customers with direct access to pipeline capacity held by them, Order No. 636 has enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase natural gas directly from third-party merchants other than the pipelines and obtain transportation of such gas on a nondiscriminatory basis. The effect of Order No. 636 has been to enable the Company to market its natural gas production to a wider variety of potential purchasers. The Company believes that these changes generally have improved the Company's access to transportation and have enhanced the marketability of its natural gas production. To date, Order No. 636 has not had any material adverse effect on the Company's ability to market and transport its natural gas production. However, even though Order No. 636 has been affirmed on appeal, with minor exceptions, and most individual pipelines have final open access tariffs now in place, the FERC is continuing to review and assess the effectiveness of it regulations and the Company cannot predict what new regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on the Company's activities.

      In recent years the FERC also has pursued a number of other important policy initiatives which could significantly affect the marketing of natural gas. Some of the more notable of these regulatory initiatives include (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline-owned gathering facilities either to non-affiliated companies (a "spin off") or to the pipeline's nonregulated affiliate (a "spin down "), (ii) the completion of a rulemaking proceeding involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange,
(iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine FERC's regulations controlling the operation of the secondary market for released pipeline capacity, (vi) a policy statement regarding market-based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity and (vii) appropriate ratemaking procedures for pipeline expansions and extensions. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as the so-called "spin-down" of previously regulated gathering facilities by interstate pipelines to their affiliates, may have the adverse effect on some in the industry of increasing the cost of doing business as a result of the monopolization of those facilities by their new, unregulated owners. FERC attempted to address some of these concerns in its orders authorizing such "spin-downs," but one of its principal devices, the use of "default" contracts to assure continuity of gathering services for two years after spin down, was found unlawful on appeal and it remains to be seen what effect the FERC's other activities will have on access to markets and the cost to do business. In response to the FERC's policy of authorizing the interstate pipeline industry's divestiture of these gathering facilities, several states (most notably Oklahoma and Texas) have enacted or are considering laws and regulations enhancing state level oversight over gathering. As to all of these recent FERC and state initiatives, the ongoing, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible at this time to predict their ultimate impact upon the Company's activities.

      The Company's pipeline systems and storage fields are regulated for safety compliance by the Department of Transportation, the West Virginia Public Service Commission, the Pennsylvania Department of Natural Resources and the New York Department of Public Service. The Company's pipeline systems in each state operate independently and are not interconnected.

ENVIRONMENTAL REGULATIONS

      General. The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities of the Company, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. Such government regulation can increase the cost of planning, designing, installing and operating oil and gas facilities. In most instances, the regulatory requirements impose water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on the Company, risks of substantial costs and liabilities related to environmental compliance issues are inherent in oil and gas production operations, and no assurance can be given that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production would result in substantial costs and liabilities to the Company.

      Solid and Hazardous Waste. The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company. In addition, many of the properties have been operated by third parties. The Company had no control over such parties' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

      The Company generates some wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable State statutes. The Environmental Protection Agency ("EPA") has limited the disposal options for certain "hazardous wastes." Furthermore, it is possible that certain wastes currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statues, and therefore be subject to more rigorous and costly disposal requirements.

      Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") , also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and any party that disposed or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA, and in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs of such action. In the course of the Company's operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." The Company may also be an owner of sites on which "hazardous substances" have been released. Therefore, the Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

      Oil Pollution Act. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in "waters of the United States." The term "waters of the United States" has been broadly defined to include inland waste bodies, including wetlands and intermittent streams. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages.

      Air Emissions. The operations of the Company are subject to local, state and federal laws and regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to cease construction or operation of certain air emission sources. The Company believes that it is in substantial compliance with the emission standards under local, state and federal laws and regulations.

EMPLOYEES

      The Company had 360 active employees as of December 31, 1996. The Company believes that its relations with its employees are satisfactory. The Company has not entered into any collective bargaining agreements with its employees.

OTHER

      The Company's profitability depends on certain factors that are beyond its control, such as natural gas and crude oil prices. The nature of the oil and gas business involves a variety of risks, including the risk of experiencing certain operating hazards such as fires, explosions, blowouts, cratering, oil spills and encountering formations with abnormal pressures, the occurrence of any of which could result in substantial losses to the Company. The operation of the Company's natural gas gathering and pipeline systems also involves certain risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The proximity of pipelines to populated areas, including residential areas, commercial business centers and industrial sites, could exacerbate such risks. At December 31, 1996, the Company owned or operated approximately 3,400 miles of natural gas gathering and pipeline systems. As part of its normal maintenance program, the Company has identified certain segments of its pipelines which it believes require repair, replacement or additional maintenance. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks.

ITEM 2.  PROPERTIES

      See Item 1.  Business.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants or parties in numerous lawsuits or other governmental proceedings arising in the ordinary course of business. The Company is also involved in other gas contract issues. In the opinion of the Company, final judgements or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could be significant to the results of operations and cash flows of any period but would not have a material adverse effect on the Company's financial position.

      On February 10, 1997, Washington Energy Company and Puget Sound Power & Light Company merged to form Puget Sound Energy, Inc. ("Puget"). As a result of the merger, Puget is the holder of 2,133,000 shares of Common Stock and 1,134,000 shares of the Company's 6% Convertible Redeemable Preferred Stock (convertible into 1,972,174 shares of Common Stock), all of which were previously held by Washington Energy Company. Mr. William P. Vititoe, a member of the Company's Board of Directors, is a consultant to Puget and was formerly an officer and director of Washington Energy Company.

      The Company sells approximately 20% of its natural gas production in the Western Region to a cogeneration plant located in Bellingham, Washington and owned by Encogen Northwest, L.P. ("Encogen") under a gas sales contract containing a fixed price that escalates annually, a firm delivery arrangement and a term continuing through June 30, 2008. Encogen sells all the electrical power generated in the plant to Puget under an Agreement for Firm Power Purchase ("Power Agreement"). The Company is aware that a dispute has arisen between Puget and Encogen over the appropriate interpretation of certain provisions of the Power Agreement, which dispute is currently being litigated. Puget has requested the court, among other matters, to declare that Encogen is in material breach of the Power Agreement. A finding by the court that Encogen is in material breach of the Power Agreement could lead to termination of the Power Agreement. Any restructuring or termination of the Power Agreement may have a negative impact on the Company's gas sales arrangement with Encogen. Encogen has requested that the Company consider restructuring its gas sales arrangement with Encogen. To date the Company has been unwilling to restructure its gas sales agreement without being fully compensated for the agreement's value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the period from October 1, 1996 to December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table shows certain information about the executive officers of the Company as of March 1, 1997, as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, and certain other officers of the Company.

Name                       Age                    Position                     Officer Since
--------------------------------------------------------------------------------------------
Charles P. Siess, Jr.      70       Chairman of the Board, Chief Executive          1995
                                    Officer and President

Ray R. Seegmiller          61       Executive Vice President, Chief Operating       1995
                                    Officer and Treasurer

Jim L. Batt                61       Vice President, Land                            1988

Jeff W. Hutton             41       Vice President, Marketing                       1995

Gerald F. Reiger           45       Vice President and Regional Manager             1995

James M. Trimble           48       Vice President, Business Development            1987
                                    and Engineering

H. Baird Whitehead         46       Vice President and Regional Manager             1987

Paul F. Boling             43       Controller                                      1996

Lisa A. Machesney          41       Corporate Secretary and Managing Counsel        1995

      All officers are elected annually by the Company's Board of Directors. With the exception of the following, all executive officers of the Company have been employed by the Company for at least the last five years.

      Charles P. Siess, Jr. has been Chairman of the Board, Chief Executive Officer and President of the Company since May 1995. From February 1993 until January 1994, Mr. Siess served as Acting General Manager of Bridas S.A.P.I.C. (oil exploration in Argentina). Prior thereto, Mr. Siess served as Chairman of the Board, Chief Executive Officer and President of the Company from December 1989 to December 1992.

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

      Ray R. Seegmiller joined the Company as Vice President, Chief Financial Officer and Treasurer in August 1995. From May 1988 until 1993, Mr. Seegmiller served as President and Chief Executive of Terry Petroleum Company. Prior thereto, Mr. Seegmiller held various officer positions with Marathon Manufacturing Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is listed and principally traded on the New York Stock Exchange under the ticker symbol "COG". The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock, as reported in the consolidated transaction reporting system, and the cash dividends paid per share of the Common Stock:

                                                      Cash
                                 High        Low    Dividends
-------------------------------------------------------------
1996
First Quarter                 $   16.88  $   13.13  $   0.04
Second Quarter                    17.63      13.75      0.04
Third Quarter                     18.38      13.75      0.04
Fourth Quarter                    18.38      14.38      0.04

1995
First Quarter                 $   16.00  $   12.38  $   0.04
Second Quarter                    17.00      13.63      0.04
Third Quarter                     15.38      13.00      0.04
Fourth Quarter                    15.75      13.13      0.04

      As of January 31, 1997, there were 1,478 registered holders of the Common Stock. Shareholders include individuals, brokers, nominees, custodians, trustees and institutions such as banks, insurance companies and pension funds. Many of these hold large blocks of stock on behalf of other individuals or firms.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

      The following table sets forth a summary of selected consolidated financial data for the Company for the periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes thereto.

                                                               Year Ended December 31,
(In thousands, except per share amounts)    1996         1995            1994           1993          1992
------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
   Net Operating Revenues                $ 163,061     $ 121,083      $ 140,295      $ 115,816     $ 107,205
   Income (Loss) from Operations            48,787      (116,758)        15,013         20,007        17,983
   Net Income (Loss) Applicable to
   All Common Stockholders                  15,258       (92,171)        (5,444)         2,088         2,227

EARNINGS (LOSS) PER SHARE APPLICABLE
TO ALL COMMON STOCKHOLDERS(1)            $     .67     $   (4.05)     $   (0.25)     $    0.10     $    0.11

DIVIDENDS PER COMMON SHARE               $    0.16     $    0.16      $    0.16      $    0.16     $    0.16

BALANCE SHEET DATA:
   Properties and Equipment, Net         $ 480,511     $ 474,371      $ 634,934      $ 400,270     $ 306,723
   Total Assets                            561,341       528,155        688,352        445,001       348,696
   Long-Term Debt                          248,000       249,000        268,363        169,000       120,000
   Stockholders' Equity                    160,704       147,856        243,082        153,529       118,313

---------

(1) See "Earnings (Loss) Per Common Share" under Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere.

OVERVIEW

       The substantial up swing in gas prices, coupled with actions taken in 1995 designed to return the Company to long-term profitability, played an important part in the Company's performance in 1996 with record earnings and operating cash flows. Operating results for 1996 included the benefit of the following realizations:

       o The average produced natural gas price was $2.34 per Mcf, up 34% compared to 1995.

       o As a result of the improved pricing environment, margins on brokered natural gas sales increased 124%, or $3.1 million over 1995.

       o Under its continued program to divest non-strategic properties, the Company sold 339 wells located in the Appalachian Region, generating $4.6 million in cash proceeds and a gain on sale of $1.6 million.

       o Net interest costs were down $7.5 million, or 30%, primarily due to the absence of interest rate swaps that were in place in 1995, lower interest rates, a reduced debt balance and $1.7 million of interest income related to an income tax refund for tax periods prior to 1990.

       o Depreciation, depletion and amortization ("DD&A") expenses were down $6.9 million or $0.11 per Mcfe of production. This reduction was primarily the result of the impairment of long-lived assets recorded as a result of adopting SFAS 121 in September 1995, which reduced the depreciable basis of properties and equipment by $113.8 million.

       Operating cash flows reached a record level, increasing $34.0 million, or 82%, over 1995. Cash flows from operations, along with the $5.7 million of proceeds from the sale of non-strategic properties, predominantly funded (1) $73.3 million of capital and exploration expenditures, $49 million higher than 1995, and (2) $9.2 million of preferred and common stock dividend payments.

       The Company drilled 154.2 net wells with a net success rate of 80% compared to 55.4 net wells and a net 75% success rate in 1995. Along with the higher success rate in 1996, the Company replaced 118% of production, through drilling additions and revisions, versus 73% production replacement in 1995. In 1997 the Company plans to drill 256 wells and spend $78.3 million in capital and exploration expenditures, 7% higher than 1996 expenditures.

       Natural gas production equivalent was 62.3 Bcf, virtually unchanged compared to 1995. The production from new wells reversed the downward trend in production experienced in the early part of 1996 due to (1) the low level of development activity in 1995, drilling only 55 net wells compared to an average of 135 net wells per year over the previous five years, and (2) the sale of non-strategic properties, representing quarterly production of 0.6 Bcf.

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

       The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. While gas prices in many regions of the U.S. moved up sharply in November and December of 1996 to near record levels and some industry analysts predict continued improvements in 1997 pricing over 1996, the gas market has demonstrated significant price volatility during the months of January, February, and March 1997. Consequently, there is considerable uncertainty about gas prices for the rest of 1997 and beyond.

       The Company remains focused on the following goals established in 1995, applying a three pronged strategy of growth through the drill bit, growth through synergistic acquisitions and growth through greater emphasis on marketing. The Company believes that progress toward these goals is appropriate in the current industry environment, enabling the Company to effectively achieve its strategy over the long term.

       o Increase cash flows, using a balance of increased production and reduced costs. Significant progress has been made toward this goal, and the Company expects to be profitable in 1997 if the Henry Hub average price for the full year is $1.80 or more, assuming a traditional correlation between Henry Hub prices and prices realized by the Company in its regional markets.

       o Maintain reserves per share while increasing production to protect long-term shareholder value. An aggressive 1997 drilling program is designed to result in 1997 production exceeding 1996, and reserves are also expected to increase.

       o Reduce debt as a percentage of total capitalization without diluting existing shareholder value. To achieve this goal, project returns will be compared with the marginal cost of debt when deciding whether to reinvest or pay down debt. Other financing alternatives will also be reviewed.

       The preceding paragraphs, discussing the Company's strategic pursuits and goals, contain forward-looking information. See FORWARD-LOOKING INFORMATION on page 23.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Natural gas prices and demand were up significantly in 1996 over 1995, resulting in higher cash flows.

       The primary source of cash for the Company during 1996 was from funds generated from operations. Primary uses of cash were funds used in operations, exploration and development expenditures, acquisitions, dividends on preferred and common stock and repayment of debt.

      The Company had a net cash outflow of $1.7 million in 1996. Net cash inflow from operating and financing activities totalled $65.9 million, funding in most part the capital and exploration expenditures of $67.6 million, net of the $5.7 million in proceeds from the sale of assets.

      (In millions)                                         1996          1995             1994
      -------------------------------------------------------------------------------------------
      Cash Flows Provided  by Operating Activities        $   75.5       $  41.5         $   67.3
                                                          --------       -------         --------

      Cash flows provided by operating activities in 1996 were substantially higher, increasing $34 million over 1995, due predominantly to higher natural gas prices.

      Cash flows provided by operating activities in 1995 were lower by $25.8 million compared with 1994 primarily due to lower gas prices and higher interest costs attributable to the 1994 and 1993 acquisitions.

      (In millions)                                         1996          1995             1994
      -------------------------------------------------------------------------------------------
      Cash Flows Provided (Used) by Investing Activities  $  (67.6)      $ (14.0)        $ (158.8)
                                                          --------       -------         --------

      Cash flows used by investing activities in 1996 were $53.5 million higher than in 1995 due primarily to $40.6 million of increased capital and exploration expenditures over 1995. The Company's 1995 drilling program was scaled down, drilling only 55.4 net wells, compared to an average of 135 net wells per year over the previous five years. The 1996 capital expenditures were offset in part by proceeds of $5.7 million from the sale of assets.

      Cash flows used by investing activities in 1995 were $144.8 million lower than in 1994 due primarily to a $48.0 million decrease in capital expenditures and the lack of a major acquisition in 1995 compared to the $78.5 million capital outlay for the WERCO acquisition in 1994. The 1995 capital expenditures were offset in part by proceeds of $8.4 million for a valuation adjustment on the WERCO acquisition and $10.3 million in proceeds from the sale of assets.

      (In millions)                                         1996          1995             1994
      -------------------------------------------------------------------------------------------
      Cash Flows Provided (Used) by Financing Activities  $   (9.6)      $ (28.2)        $   92.4
                                                          --------       -------         --------

      Cash flows provided (used) by financing activities from 1994 to 1995 were primarily borrowings from or payments on the Company's revolving credit facility while in 1996 most of the activity was dividend payments. In 1996 and 1995 the Company reduced its debt under this facility by $1.0 million and $19.0 million, respectively. In 1994 the Company's debt under this facility increased $99 million, including $78.5 million to partially fund the WERCO acquisition, $6.2 million to purchase additional drilling locations in connection with the 1993 acquisition of proved properties from Emax Oil Company ("Emax"), and $7.1 million for other property acquisitions and capital expenditures.

      Since June 1995, the Company's available credit line under the revolving credit facility has been $235 million. The available credit line is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by an independent petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. The Company's outstanding indebtedness under the revolving credit facility was $168 million at December 31, 1996.

      The Company's 1997 interest expense is projected to be approximately $19 million. No principal payments are due in 1997.

      Capitalization information on the Company is as follows:

      (In millions)                                         1996          1995             1994
      -------------------------------------------------------------------------------------------
      Long-Term Debt                                      $  248.0       $ 249.0         $  268.3
        Stockholders' Equity
        Common Stock                                          69.4          56.6            151.8
        Preferred Stock                                       91.3          91.3             91.3
                                                          --------       -------         --------
      Total                                                  160.7         147.9            243.1
                                                          --------       -------         --------
      Total Capitalization                                $  408.7       $ 396.9         $  511.4
                                                          ========       =======         ========
      Debt to Capitalization                                  60.7%         62.7%            52.5%
                                                          --------       -------         --------

      The Company's capitalization reflects the non-cash impact to equity of the $69.2 million SFAS 121 impairment of long-lived assets recorded in 1995. (See Note 15 of the Notes to the Consolidated Financial Statements for further discussion.)

CAPITAL AND EXPLORATION EXPENDITURES

      The following table presents major components of capital and exploration expenditures for the three years ended December 31, 1996.

      (In millions)                                         1996          1995             1994
      -------------------------------------------------------------------------------------------
      Capital Expenditures:

        Drilling and Facilities                           $   42.7       $  19.3         $   47.9
        Leasehold Acquisitions                                 4.3           2.0              4.7
        Pipeline and Gathering                                 6.3           2.2              8.9
        Other                                                  0.7           1.2              2.3
                                                          --------       -------         --------
                                                              54.0          24.7             63.8
                                                          --------       -------         --------
      Proved Property Acquisitions                             6.6            --              8.9
      WERCO Acquisition                                       (5.3)(1)      (8.4)(2)        216.2(3)
                                                          --------       -------         --------
                                                               1.3          (8.4)           225.1
                                                          --------       -------         --------
      Exploration Expenses                                    12.6           8.0              8.0
                                                          --------       -------         --------
        Total                                             $   67.9       $  24.3         $  296.9
                                                          ========       =======         ========

---------

(1) An adjustment to the $40.2 million non-cash component relating to deferred taxes for the difference between the tax and book bases of the acquired properties, as required by SFAS 109, "Accounting for Income Taxes", of the WERCO acquisition as a result of the $8.4 million valuation adjustment received in 1995.
(2) A net cash payment received in connection with a valuation adjustment on the 1994 WERCO acquisition.
(3) Included in capital expenditures for the WERCO acquisition was $97.5 million in common and preferred stock of the Company and a $40.2 million non-cash component described in note (1).

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

      Planned expenditures for 1997 have been increased 7% compared with 1996. Depending on the level of future natural gas prices, the Company intends to review and adjust the capital and exploration expenditures planned for 1997 as industry conditions dictate. Presently, the Company projects $78 million in capital and exploration expenditures for 1997. The Company plans to drill 256 wells (167 net), compared with 196 wells (154 net) drilled in 1996. Capital dedicated to the drilling program for 1997 is $61 million.

      In addition to the drilling program, other 1997 capital expenditures are planned primarily for producing property acquisitions and for gathering and pipeline infrastructure maintenance and construction.

      During 1996, dividends were paid on the Company's common stock totaling $3.6 million, on the $3.125 convertible preferred stock totaling $2.2 million, and on the 6% convertible redeemable preferred stock totaling $3.4 million. The Company has paid quarterly common stock dividends of $0.04 per share since becoming publicly traded in 1990. The amount of future dividends is determined by the Board of Directors and is dependent upon a number of factors, including future earnings, financial condition, and capital requirements.

OTHER ISSUES AND CONTINGENCIES

      Encogen Gas Contract. See Item 3. Legal Proceedings on page 15 for a discussion of this matter.

      Corporate Income Tax. The Company generates tax credits for the production of certain qualified fuels, including natural gas produced from tight formations and Devonian Shale. The credit for natural gas from a tight formation ("tight gas sands") amounts to $0.52 per Mmbtu for natural gas sold prior to 2003 from qualified wells drilled in 1991 and 1992. A number of wells drilled in the Appalachian Region during 1991 and 1992 qualified for the tight gas sands tax credit. The credit for natural gas produced from Devonian Shale is approximately $1.02 per Mmbtu in 1996. In 1995 and 1996, the Company completed three transactions to monetize the value of these tax credits, resulting in revenues of $3.4 million in 1996 and approximately $20 million over the remaining six years (See Note 18 of the Notes to the Consolidated Financial Statements for further discussion).

      The Company has benefited in the past and may benefit in the future from the alternative minimum tax ("AMT") relief granted under the Comprehensive National Energy Policy Act of 1992. The Act repealed provisions of the AMT requiring a taxpayer's alternative minimum taxable income to be increased on account of certain intangible drilling costs ("IDC") and percentage depletion deductions. The repeal of these provisions generally applies to taxable years beginning after 1992. The repeal of the excess IDC preference cannot reduce a taxpayer's alternative minimum taxable income by more than 40% of the amount of such income determined without regard to the repeal of such preference.

      Regulations. The Company's operations are subject to various types of regulation by federal, state and local authorities. See "Regulation of Oil and Natural Gas Production and Transportation" and "Environmental Regulations" in the Other Business Matters section of Item 1. Business for a discussion of these regulations.

      Restrictive Covenants. The Company's ability to incur debt, to pay dividends on its common and preferred stock, and to make certain types of investments is dependent upon certain restrictive covenants in the Company's various debt instruments. Among other requirements, the Company's revolving credit facility specifies a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.
At December 31, 1996 the calculated ratio for 1996 was 4.8 to 1.

CONCLUSION

      The Company's financial results depend upon many factors, particularly the price of natural gas and its ability to market its production on economically attractive terms. The Company's average 1996 produced natural gas sales price increased 34% compared to 1995 and is the predominant reason for its record 1996 earnings and operating cash flow performance since becoming a public company in 1990. While prices in most regions of the U.S. moved up sharply in November and December 1996, price volatility in the gas market has remained prevalent in the last few years, as demonstrated most recently in the first two months of 1997 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the rest of 1997 and beyond. Because future cash flows and earnings are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital requirements if prices should return to the depressed levels of 1995.

      While the Company's 1997 plans include an increase in capital spending, potentially negative changes in industry conditions might require the Company to adjust its 1997 spending plan to ensure the adequate funding of its capital requirements, including, among other things, reductions in capital expenditures or common stock dividends.

      The Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements.

      The preceding paragraphs contain forward-looking information. See FORWARD-LOOKING INFORMATION below.

                                     * * *

FORWARD-LOOKING INFORMATION

      The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

SELECTED FINANCIAL AND OPERATING DATA

(In millions except where specified)           1996        1995         1994
-----------------------------------------------------------------------------
Net Operating Revenues                       $ 163.1     $ 121.1      $ 140.3
Operating Expenses                             116.0       237.2        125.4
Interest Expense                                17.4        24.9         16.7
Net Income (Loss)                               15.3       (92.2)        (5.4)
Earnings (Loss) Per Share                    $  0.67     $ (4.05)     $ (0.25)

Natural Gas Production (Bcf)
   Appalachia                                   26.8        27.5         29.7
   West                                         32.0        30.2         28.6
                                             -------     -------      -------
   Total Company                                58.8        57.7         58.3
                                             =======     =======      =======

Produced Natural Gas Sales Price ($/Mcf)
   Appalachia                                $  2.72     $  2.22      $  2.42
   West                                      $  2.02     $  1.33      $  1.65
   Total Company                             $  2.34     $  1.75      $  2.04

Crude/Condensate
   Volume (MBbl)                                 520         618          687
   Price ($/Bbl)                             $ 21.14     $ 17.95      $ 16.66

      The table below presents the after-tax effects of certain selected items ("selected items") on the Company's results of operations for the three years ended December 31, 1996.

(In millions)                                 1996       1995      1994
------------------------------------------------------------------------
Net Income (Loss) Before Selected Items     $  12.5    $ (17.3)   $ (5.4)
   Income tax refund                            2.8
   SFAS 121 impairment                                   (69.2)
   Cost reduction program                                 (4.7)
   Columbia settlement                                     2.6
   Decoupled gas price hedges                             (2.0)
   Terminated interest rate swaps                         (1.6)
                                            -------    -------    ------
Net Income (Loss)                           $  15.3    $ (92.2)   $ (5.4)
                                            =======    =======    ======

1996 AND 1995 COMPARED

      Net Income (Loss) and Revenues. The Company reported a net income in 1996 of $12.5 million, or $0.55 per share, up $29.8 million, or $1.31 per share, compared with 1995, excluding the impact of the selected items. The $2.8 million special item, or $0.12 per share, in 1996 related to a $1.8 million tax refund for percentage depletion claimed for certain periods prior to 1990 and $1.7 million of interest income ($1.0 million after tax) earned on the refund amount. The $74.9 million from special items, or $3.29 per share, in 1995 consisted of a $113.8 million charge ($69.2 million after tax) related to the adoption of SFAS 121, $7.7 million ($4.7 million after tax) for the cost reduction program and other severance costs, $3.2 million ($2.0 million after tax) loss related to uncovered gas price hedges and a $2.6 million charge ($1.6 million after tax) to interest expense to close interest rate swap contracts, offset in part by other revenue of $4.3 million ($2.6 million after tax) in connection with the sale of a Columbia bankruptcy claim. Excluding the pre-tax effects of the selected items, operating income and net operating revenues increased $39 million and $43.1 million, respectively. Natural gas sales comprised 84%, or $137.5 million, of net operating revenue in 1996. The increase in net operating revenues was driven primarily by a 34% increase in the produced natural gas sales price. Net income (loss) and operating income
(loss), excluding selected items, were similarly impacted by the increase in the produced natural gas sales price, as well as lower depreciation, depletion & amortization and interest expenses.

      Natural gas production volumes were down 0.7 Bcf, or 3%, to 26.8 Bcf in the Appalachian Region, a result from the low level of drilling activity in 1995 and the sale of non-strategic properties. Natural gas production volumes were up 1.8 Bcf, or 6%, to 32.0 Bcf in the Western Region due primarily to Rocky Mountains and Gulf Coast area wells drilled and put on line in the second and third quarters of 1996.

      The average Appalachian natural gas production sales price increased $0.50 per Mcf, or 23%, to $2.72, increasing net operating revenues by approximately $13.6 million on 26.8 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.69 per Mcf, or 52%, to $2.02, increasing net operating revenues by approximately $22.3 million on
32.0 Bcf of production. The overall weighted average natural gas production sales price increased $0.59 per Mcf, or 34%, to $2.34.

      Crude oil and condensate sales decreased 98 MBbl, or 16%, due primarily to the low drilling activity in 1995 and the sale of various non-strategic oil properties in 1995.

      Brokered natural gas margin was up $3.1 million to $5.6 million due primarily to a $0.08 per Mcf increase in the net margin to $0.15 per Mcf, a result of the higher prices environment in 1996. Brokered volume was comparable to 1995.

      Operating Expenses. Total operating expenses, excluding the selected items, were virtually unchanged, increasing $0.4 million. The significant changes are explained as follows:

      o Exploration expense increased $4.5 million due to the $4.1 million increase in dry hole expense and the $0.4 million increase in geological and geophysical expenses, a direct result of the increased capital expenditure program in 1996.

      o Depreciation, depletion, amortization and impairment expense decreased $6.9 million, or 13%, due to a $0.11 per Mcfe decline in the DD&A rate caused by the 1995 impairment of long-lived assets which reduced depreciable basis by $113.8 million.

      o Taxes other than income increased $1.6 million, or 14%, due primarily to the increase in natural gas production revenues.

      o The cost reduction program in 1995 consisted primarily of a 23% staff reduction, achieved through early retirement and involuntary termination programs. The pre-tax charges, a selected item, related to this action totalled $6.8 million, comprised of $3.8 million in salary and other severance related expense and a $3.0 million non-cash charge for curtailments to the pension and postretirement benefits plans.

      Interest expense, excluding selected items, declined $3.1 million, or 14%, due primarily to the absence of the interest rate swaps which effectively increased interest expense in 1995.

      Income tax expense, excluding the selected item, was up $67.4 million due to the comparable increase in earnings before income tax. The Company's effective tax rate was virtually unchanged.

1995 AND 1994 COMPARED

      Net Income (Loss) and Revenues. The Company reported a net loss in 1995 of $17.3 million, or $0.76 per share, down $11.9 million, or $0.52, compared with 1994, excluding the impact of the selected items. The $74.9 million from special items, or $3.29 per share, consisted of a $113.8 million charge ($69.2 million after tax) related to the adoption of SFAS 121, $7.7 million ($4.7 million after tax) for the cost reduction program and other severance costs, $3.2 million ($2.0 million after tax) loss related to uncovered gas price hedges and a $2.6 million charge ($1.6 million after tax) to interest expense to close interest rate swap contracts, offset in part by other revenue of $4.3 million ($2.6 million after tax) in connection with the sale of a Columbia bankruptcy claim. Excluding the pre-tax effects of the selected items, operating income and operating revenues decreased $8.7 million and $24.3 million, respectively. Natural gas production revenues comprised 84%, or $101.3 million, of total net operating revenues in 1995. The decrease in total net operating revenues was driven primarily by a 14% decrease in the average produced natural gas sales price, and in part by a 1% increase in natural gas production volumes due to higher gas purchased for resale (up 18%) as discussed below. Net income (loss) and operating income (loss), excluding selected items, were similarly impacted by the decline in the average natural gas price, as well as higher financing costs in connection with the 1994 WERCO and 1993 Emax acquisitions.

      Natural gas production volume in the Appalachian Region was down 2.1 Bcf, or 7%, to 27.5 Bcf due in part to higher pipeline curtailments and normal production declines not fully replaced by new production due primarily to reduced drilling activity in 1995. Natural gas production volumes were up 1.5 Bcf to 30.2 Bcf in the Western Region due primarily to a full year of operating results from the WERCO acquisition.

      The average Appalachian natural gas production sales price decreased $0.20 per Mcf, or 9%, to $2.22, decreasing net operating revenues by approximately $5.5 million. In the Western Region, the average natural gas production sales price decreased $0.32 per Mcf, or 19%, to $1.33, decreasing net operating revenues by approximately $9.7 million. Because the proportion of lower priced Western Region production sales volume relative to total Company production sales volume was up significantly, the weighted average natural gas production sales price for the total Company decreased $0.29 per Mcf, or 14%, to $1.75.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
--------------------------------------------------------------------------
Report of Independent Accountants                                      28

Consolidated Statement of Operations                                   29

Consolidated Balance Sheet                                             30

Consolidated Statement of Cash Flows                                   31

Consolidated Statement of Stockholders' Equity                         32

Notes to Consolidated Financial Statements                             33

Supplemental Oil & Gas Information (Unaudited)                         49

Quarterly Financial Information (Unaudited)                            53

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






March 7, 1997                            Charles P. Siess, Jr.
                                         Chairman of the Board,
                                         Chief Executive Officer and President

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CABOT OIL & GAS CORPORATION:

      We have audited the accompanying consolidated balance sheet of Cabot Oil & Gas Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cabot Oil & Gas Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

      As discussed in Notes 14 and 15 to the consolidated financial statements, in 1995 the Company changed its method of applying the unit-of-production method to calculate depreciation and depletion on producing oil and gas properties, and accounting for the impairment of long-lived assets.





                                       COOPERS & LYBRAND L.L.P.

Houston, Texas
March 7, 1997

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Year Ended December 31,
(In thousands, except per share amounts)            1996          1995           1994
---------------------------------------------------------------------------------------
NET OPERATING REVENUES
   Natural Gas Production                        $ 137,482     $ 101,260      $ 119,076
   Crude Oil and Condensate                         10,992        11,089         11,445
   Brokered Natural Gas Margin                       5,619         2,509          3,802
   Other                                             8,968         6,225          5,972
                                                 ---------     ---------      ---------
                                                   163,061       121,083        140,295
OPERATING EXPENSES
   Direct Operations                                28,361        28,328         33,332
   Exploration                                      12,559         8,031          8,014
   Depreciation, Depletion and Amortization         42,689        47,206         51,040
   Impairment of Long-Lived Assets (Note 15)            --       113,795             --
   Impairment of Unproved Properties                 2,701         5,047          3,556
   General and Administrative                       16,823        16,785         17,278
   Cost Reduction Program (Note 12)                     --         6,820             --
   Taxes Other Than Income                          12,826        11,215         12,141
                                                 ---------     ---------      ---------
                                                   115,959       237,227        125,361
Gain (Loss) on Sale of Assets                        1,685          (614)            79
                                                 ---------     ---------      ---------
INCOME (LOSS) FROM OPERATIONS                       48,787      (116,758)        15,013
Interest Expense                                    17,409        24,885         16,651
                                                 ---------     ---------      ---------
Income (Loss) Before Income Tax Expense             31,378      (141,643)        (1,638)
Income Tax Expense (Benefit)                        10,554       (55,025)          (643)
                                                 ---------     ---------      ---------
NET INCOME (LOSS)                                   20,824       (86,618)          (995)
Dividend Requirement on Preferred Stock              5,566         5,553          4,449
                                                 ---------     ---------      ---------
Net Income (Loss) Applicable to
   Common Stockholders                           $  15,258     $ (92,171)     $  (5,444)
                                                 =========     =========      =========
Earnings (Loss) Per Share Applicable
   to Common Stockholders                        $    0.67     $   (4.05)     $   (0.25)
                                                 =========     =========      =========
Average Common Shares Outstanding                   22,807        22,775         22,018
                                                 =========     =========      =========

---------

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                   December 31,
(In thousands)                                                 1996           1995
------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                $   1,367      $   3,029
   Accounts Receivable                                         67,810         42,014
   Inventories                                                  8,797          5,596
   Other                                                        1,663          1,709
                                                            ---------      ---------
     Total Current Assets                                      79,637         52,348
PROPERTIES AND EQUIPMENT (Successful Efforts Method)          480,511        474,371
OTHER ASSETS                                                    1,193          1,436
                                                            ---------      ---------
                                                            $ 561,341      $ 528,155
                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                         $  56,338      $  48,122
   Accrued Liabilities                                         16,279         12,759
                                                            ---------      ---------
   Total Current Liabilities                                   72,617         60,881
LONG-TERM DEBT                                                248,000        249,000
DEFERRED INCOME TAXES                                          69,427         62,752
OTHER LIABILITIES                                              10,593          7,666
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
   Preferred Stock:
     Authorized -- 5,000,000 Shares of $0.10 Par Value
     Issued and Outstanding -- $3.125 Cumulative
     Convertible Preferred; $50 Stated Value;
     692,439 Shares in 1996 and 1995 -- 6% Convertible
     Redeemable Preferred; $50 Stated Value; 1,134,000
     Shares in 1996 and 1995                                      183            183
   Common Stock:
     Authorized -- 40,000,000 Shares of $0.10 Par Value
     Issued and Outstanding -- 22,847,345 Shares and
     22,783,319 Shares at December 31, 1996 and 1995,
       respectively                                             2,284          2,278
   Class B Common Stock:
     Authorized -- 800,000 Shares of $0.10 Par Value
       No Shares Issued                                            --             --
   Additional Paid-in Capital                                 243,283        242,058
   Accumulated Deficit                                        (85,046)       (96,663)
                                                            ---------      ---------
   Total Stockholders' Equity                                 160,704        147,856
                                                            ---------      ---------
                                                            $ 561,341      $ 528,155
                                                            =========      =========

---------

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Year Ended December 31,
(In thousands)                                          1996           1995          1994
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                 $  20,824      $ (86,618)     $    (995)
   Adjustments to Reconcile Net Income (Loss)
     to Cash Provided by Operations:
       Depletion, Depreciation, and Amortization        42,689         47,206         51,040
       Impairment of Long-Lived Assets                      --        113,795             --
       Impairment of Unproved Properties                 2,701          5,047          3,556
       Deferred Income Tax Expense (Benefit)            12,017        (55,055)          (796)
       Loss (Gain) on Sale of Assets                    (1,685)           614            (79)
       Exploration Expense                              12,559          8,031          8,014
       Other, Net                                          176          3,178         (1,535)
     Changes in Assets and Liabilities:
       Accounts Receivable                             (25,796)        (3,848)        (2,870)
       Inventories                                      (3,201)         2,788         (2,691)
       Other Current Assets                                 46            (13)          (944)
       Other Assets                                        243            (37)        (1,306)
       Accounts Payable and Accrued Liabilities         11,199          5,838         16,167
       Other Liabilities                                 3,713            565           (258)
                                                     ---------      ---------      ---------
   Net Cash Provided by Operations                      75,485         41,491         67,303
                                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                (60,719)       (24,672)       (72,684)
   Cost of Major Acquisition(1)                             --          8,402        (78,525)
   Proceeds from Sale of Assets                          5,725         10,291            400
   Exploration Expense                                 (12,559)        (8,031)        (8,014)
                                                     ---------      ---------      ---------
   Net Cash Used by Investing                          (67,553)       (14,010)      (158,823)
                                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Debt                                      6,000         16,000        125,833
   Decrease in Debt                                     (7,000)       (35,363)       (27,000)
   Exercise of Stock Options                               613            348            654
   Preferred Dividends Paid                             (5,566)        (5,566)        (3,550)
   Common Dividends Paid and Other, Net                 (3,641)        (3,644)        (3,541)
                                                     ---------      ---------      ---------
   Net Cash Provided (Used) by Financing                (9,594)       (28,225)        92,396
                                                     ---------      ---------      ---------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                     (1,662)          (744)           876
Cash and Cash Equivalents, Beginning of Year             3,029          3,773          2,897
                                                     ---------      ---------      ---------
Cash and Cash Equivalents, End of Year               $   1,367      $   3,029      $   3,773
                                                     =========      =========      =========

---------

(1) Excludes non-cash consideration of $97.5 million of the Company's common and preferred stock issued in connection with the WERCO acquisition. See
     Note 11 WERCO Acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                      Retained
                                     Common    Preferred   Paid-In    Earnings
(In thousands)                       Stock       Stock     Capital    (Deficit)     Total
-------------------------------------------------------------------------------------------
Balance at December 31, 1993        $ 2,058      $  69     $143,264   $  8,138    $ 153,529
Net Loss                                                                  (995)        (995)
Exercise of Stock Options                 4                     650                     654
Issuance of Common Stock                213                  40,546                  40,759
Issuance of Preferred Stock                        114       56,586                  56,700
Preferred Stock Dividends                                               (4,449)      (4,449)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,551)      (3,551)
Tax Benefit of Stock Options                                    425                     425
Other                                                                       10           10
                                    -------      -----     --------   --------    ---------
Balance at December 31, 1994          2,275        183      241,471       (847)     243,082
                                    -------      -----     --------   --------    ---------
Net Loss                                                               (86,618)     (86,618)
Exercise of Stock Options                 3                     345                     348
Preferred Stock Dividends                                               (5,566)      (5,566)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,631)      (3,631)
Stock Grant Vesting                                             242                     242
Other                                                                       (1)          (1)
                                    -------      -----     --------   --------    ---------
Balance at December 31, 1995          2,278        183      242,058    (96,663)     147,856
                                    -------      -----     --------   --------    ---------
Net Income                                                              20,824       20,824
Exercise of Stock Options                 6                     607                     613
Preferred Stock Dividends                                               (5,566)      (5,566)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,649)      (3,649)
Stock Grant Vesting                                             618                     618
Other                                                                        8            8
                                    -------      -----     --------   --------    ---------
Balance at December 31, 1996        $ 2,284      $ 183     $243,283   $(85,046)   $ 160,704
                                    =======      =====     ========   ========    =========

---------

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

PROPERTIES AND EQUIPMENT

      The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized

      Before the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121 on September 1, 1995, the Company limited the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs. Under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the unamortized capital costs at a lease level are reduced to fair value if the sum of expected future net cash flows is less than the net book value (See Note 15 Accounting For Long-Lived Assets).

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

ACCOUNTS PAYABLE

      This account includes credit balances to the extent that checks issued have not been presented to the Company's bank for payment. These credit balances included in accounts payable were approximately $10.4 million and $6.2 million at December 31, 1996 and 1995, respectively.

EARNINGS (LOSS) PER COMMON SHARE

      Earnings (loss) per common share is computed by dividing net income
(loss), less dividends on preferred stock, by the weighted average number of shares of common stock ("Common Stock") outstanding during the respective periods. The dilutive effect of stock options on earnings per common share is insignificant for all periods and is not included in the computation of earnings per common share.

      Both the $3.125 cumulative convertible preferred stock and the 6% convertible redeemable preferred stock ("preferred stock"), issued May 1994 and May 1995, respectively, had an antidilutive effect on earnings per common share. The preferred stock was determined not to be a common stock equivalent at the time of issuance.

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

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial estimates are based on remaining proved oil and gas reserves (see Supplemental Oil and Gas Information). Actual results could differ from those estimates.

RECLASSIFICATIONS

      Certain items within the Consolidated Statement of Operations for the years ended 1995 and 1994 have been reclassified to conform with the 1996 presentation. Under the new presentation, the Company presents gas revenues from its equity production net of related costs (principally transportation and storage costs) in a new revenue item called "Natural Gas Production". Similarly, the procurement costs related to the purchase and resale (brokered) activity are netted against the gas revenues and presented in a new item called "Brokered Natural Gas Margin" in the net operating revenues section.

2.  PROPERTIES AND EQUIPMENT

      Properties and equipment are comprised of the following:

                                          December 31,
(In thousands)                         1996          1995
------------------------------------------------------------
Unproved Oil and Gas Properties     $  15,746      $  12,488
Proved Oil and Gas Properties         811,726        800,373
Gathering and Pipeline Systems        150,910        146,330
Land, Building and Improvements         5,221          5,551
Other                                  16,028         15,243
                                    ---------      ---------
                                      999,631        979,985
Accumulated Depreciation,
   Depletion and Amortization        (519,120)      (505,614)
                                    ---------      ---------
                                    $ 480,511      $ 474,371
                                    =========      =========

      As a component of accumulated depreciation, depletion and amortization, total accrued future plug and abandonment cost was $14.8 million and $15.0 million at December 31, 1996 and 1995, respectively. The Company believes that this accrual adequately provides for its estimated future plug and abandonment cost.

3.  ADDITIONAL BALANCE SHEET INFORMATION

      Certain balance sheet amounts are comprised of the following:

                                                       December 31,
(In thousands)                                      1996          1995
------------------------------------------------------------------------
Accounts Receivable
   Trade Accounts                                 $ 63,458      $ 38,119
   Other Accounts                                    5,021         5,138
                                                  --------      --------
                                                    68,479        43,257
   Allowance for Doubtful Accounts                    (669)       (1,243)
                                                  --------      --------
                                                  $ 67,810      $ 42,014
                                                  ========      ========
Accounts Payable
   Trade Accounts                                 $ 12,277      $  9,312
   Natural Gas Purchases                            20,726        12,523
   Royalty and Other Owners                         13,469        10,842
   Capital Costs                                     5,409         6,518
   Dividends Payable                                 1,391         1,391
   Taxes Other Than Income                           1,170           749
   Gas Price Swaps (Note 13)                            --         3,205
   Other Accounts                                    1,896         3,582
                                                  --------      --------
                                                  $ 56,338      $ 48,122
                                                  ========      ========
Accrued Liabilities
   Employee Benefits                              $  4,432      $  2,506
   Taxes Other Than Income                           8,407         7,633
   Interest Payable                                  2,188         1,883
   Other Accrued                                     1,252           737
                                                  --------      --------
                                                  $ 16,279      $ 12,759
                                                  ========      ========
Other Liabilities
   Postretirement Benefits Other Than Pension     $  1,853      $  2,640
   Accrued Pension Cost                              4,022         3,144
   Taxes Other Than Income and Other                 4,718         1,882
                                                  --------      --------
                                                  $ 10,593      $  7,666
                                                  ========      ========

4.  INVENTORIES

      Inventories are comprised of the following:

                                          December 31,
(In thousands)                         1996         1995
---------------------------------------------------------
Natural Gas in Storage               $ 7,312      $ 4,058
Tubular Goods and Well Equipment       1,677        1,485
Pipeline Exchange Balances              (192)          53
                                     -------      -------
                                     $ 8,797      $ 5,596
                                     =======      =======

5.  DEBT AND CREDIT AGREEMENTS

SHORT-TERM DEBT

      The Company has a $5.0 million unsecured short-term line of credit with a bank which it uses as part of its cash management program. The interest rate on the line of credit is at the bank's prime rate minus 1%. The debt agreement was established in February 1996, replacing the previous $5 million short-term line with another bank. Aside from a more favorable rate, prime rate minus 1% versus prime rate, the terms of the new line of credit are comparable to the previous line of credit. At December 31, 1996 and 1995, no debt was outstanding under the respective lines.

10.18% NOTES

      In May 1990, the Company issued an aggregate principal amount of $80 million of its 12-year 10.18% Notes (the "10.18% Notes") to a group of nine institutional investors in a private placement offering. The 10.18% Notes require five annual $16 million principal payments starting in May 1998. The Company may prepay all or any portion of the indebtedness on any date with a prepayment premium. Due to the impact of the interest rate swap instruments obtained in 1993 (see "Interest Rate Swap Agreements" under Note 13 Financial Instruments), the Company's effective interest rate for the 10.18% Notes in the year ended December 31, 1995 was 12.6%. This effective rate excluded the $2.6 million charge in December 1995 to terminate the remaining interest rate swaps. Without the impact of the interest rate swaps, closed in 1995, the effective interest rate returned to 10.18% in 1996. The 10.18% Notes contain restrictions on the merger of the Company or any subsidiary with a third party other than under certain limited conditions, as well as various other restrictive covenants customarily found in such debt instruments, including a restriction on the payment of dividends or the repurchase of equity securities. Such covenants about dividends and equity securities are less restrictive than the covenants contained in the Credit Facility referred to below.

REVOLVING CREDIT AGREEMENT

      In January 1990, the Company entered into an $85 million Revolving Credit Agreement (the "Credit Facility") with a bank (later expanded to five banks and a $260 million available line of credit). In 1995, the Company amended its Credit Facility decreasing the available credit line to $235 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. In May 1996, the revolving term under the Credit Facility was extended one year to June 1998. Interest rates are principally based on a reference rate of either the rate for certificates of deposit ("CD rate") or LIBOR, plus a margin, or the prime rate. The margin above the reference rate is presently equal to 3/4 of 1% for the LIBOR based rate, or 7/8 of 1% for the CD based rate. The Credit Facility provides for a commitment fee on the unused available balance at an annual rate of 3/8 of 1% and a commitment fee on the unavailable balance of the credit line at an annual rate of 1/4 of 1%. The Company's effective interest rates for the Credit Facility in the years ended December 31, 1996, 1995 and 1994 were 6.6%, 6.8% and 5.7%, respectively. Although the revolving term of the Credit Facility expires in June 1998, it may be extended with the banks' approval. If such term is not extended, the indebtedness outstanding will be payable in 24 quarterly installments. Interest rates are subject to increase if the indebtedness under the Credit Facility is greater than 80% of the Company's debt limit of $315 million, as noted below. The Credit Facility contains various restrictive covenants customarily found in such facilities, including restrictions (i) prohibiting the merger of the Company or any subsidiary with a third party other than under certain limited conditions, (ii) prohibiting the sale of all or substantially all of the Company's or any subsidiary's assets to a third party, and (iii) requiring a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.

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

      Net periodic pension cost of the Company for the years ended December 31, 1996, 1995 and 1994 are comprised of the following:

(In thousands)                                 1996         1995         1994
-------------------------------------------------------------------------------
QUALIFIED:
   Current Year Service Cost                  $   737      $   722      $   901
   Interest Accrued on Pension Obligation         744          742          652
   Actual Return on Plan Assets                  (948)      (1,327)        (428)
   Net Amortization                               448          934          102
   Curtailment Gain                                --         (376)          --
   Special Termination Benefit                     --          766           --
                                              -------      -------      -------
   Net Periodic Pension Cost                  $   981      $ 1,461      $ 1,227
                                              =======      =======      =======

NON-QUALIFIED:
   Current Year Service Cost                  $    90      $    63      $   134
   Interest Accrued on Pension Obligation           6           23           32
   Net Amortization                                34           39           49
   Curtailment Loss                                --           37           --
   Settlement Charge                               --          174           --
                                              -------      -------      -------
   Net Periodic Pension Cost                  $   130      $   336      $   215
                                              =======      =======      =======

      The following table sets forth the funded status of the Company's pension plans at December 31, 1996 and 1995, respectively:

                                                       1996                       1995
(In thousands)                               Qualified   Non-Qualified   Qualified   Non-Qualified
--------------------------------------------------------------------------------------------------
Actuarial Present Value of:
   Vested Benefit Obligation                  $  6,946      $     31      $  6,281      $     65
   Accumulated Benefit Obligation                7,621            81         6,864            83

   Projected Benefit Obligation               $ 10,960      $     81      $ 10,069      $     83
   Plan Assets at Fair Value                     7,074            --         6,417            --
                                              --------      --------      --------      --------
   Projected Benefit Obligation in Excess
      of Plan Assets                             3,886            81         3,652            83
   Unrecognized Net Gain                         1,750           140         1,232            44
   Unrecognized Prior Service Cost                (950)         (386)       (1,037)         (423)
                                              --------      --------      --------      --------
   Accrued (Prepaid) Pension Cost             $  4,686      $   (165)     $  3,847      $   (296)
                                              ========      ========      ========      ========

      Assumptions used to determine benefit obligations and pension costs are as follows:

                                               1996      1995         1994
---------------------------------------------------------------------------
Discount Rate                                  7.50%     7.50%(1)     8.50%
Rate of Increase in Compensation Levels        4.50%     4.50%(1)     5.50%
Long-Term Rate of Return on Plan Assets        9.00%     9.00%        9.00%

---------

(1) Represents the rates used to determine the benefit obligation. An 8.5% discount rate and 5.5% rate of increase in compensation levels were used to compute pension costs.

SAVINGS INVESTMENT PLAN

      The Company has a Savings Investment Plan (the "SIP") which is a defined contribution plan. The Company matches a portion of employees' contributions. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $0.6 million, $0.8 million and $0.9 million in 1996, 1995 and 1994, respectively. Effective February 1, 1994, the Company's common stock was added as an investment option within the SIP.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      In addition to providing pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees, including their spouses, eligible dependents and surviving spouses ("retirees"). Substantially all employees become eligible for these benefits if they meet certain age and service requirements at retirement. The Company was providing postretirement benefits to 295 retirees and 273 retirees at the end of 1996 and 1995, respectively.

      The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", in 1992 and elected to amortize the accumulated postretirement benefit obligation at January 1, 1992 (the "Transition Obligation") over 20 years.

      The amortization benefit of the unrecognized Transition Obligation in 1996, 1995 and 1994, presented in the table below, is due to a cost-cutting amendment to the postretirement medical benefits in 1993. The amendment prospectively reduced the unrecognized Transition Obligation by $9.8 million and is amortized over a 5.75 year period beginning in 1993.

      Postretirement benefit costs recognized in the years ended December 31, 1996, 1995 and 1994 are comprised of the following:

(In thousands)                                                              1996         1995        1994
-----------------------------------------------------------------------------------------------------------
Service Cost of Benefits Earned During the Year                           $    99      $   140      $   152
Interest Cost on the Accumulated Postretirement Benefit Obligation            522          517          470
Amortization Benefit of the Unrecognized Gain                                (163)        (249)        (207)
Amortization Cost (Benefit) of the Unrecognized Transition Obligation        (807)        (821)        (859)
Curtailment Loss                                                               --        2,074           --
Special Termination                                                            --          503           --
                                                                          -------      -------      -------
Total Postretirement Benefit Cost (Benefit)                               $  (349)     $ 2,164      $  (444)
                                                                          =======      =======      =======

      The health care cost trend rate used to measure the expected cost in 1997 for medical benefits to retirees over age 65 was 8.4%, graded down to a trend rate of 0% in 2001. The health care cost trend rate used to measure the expected cost in 1997 for retirees under age 65 was 9.5%, graded down to a trend rate of 0% in 2001. Provisions of the plan should prevent further increases in employer cost after 2001.

      The weighted average discount rate used in determining the actuarial present value of the benefit obligation at December 31, 1996 and 1995 was 7.5%.

      A one-percentage-point increase in health care cost trend rates for future periods would increase the accumulated net postretirement benefit obligation by approximately $216 thousand and, accordingly, the total postretirement benefit cost recognized in 1996 would have also increased by approximately $23 thousand.

      The funded status of the Company's postretirement benefit obligation at December 31, 1996 and 1995 is comprised of the following:

(In thousands)                                               1996         1995
--------------------------------------------------------------------------------
Plan Assets at Fair Value                                   $    --      $    --
Accumulated Postretirement Benefits Other Than Pensions
   Retirees                                                   5,681        5,512
   Active Participants                                        1,526        1,722
                                                            -------      -------
                                                              7,207        7,234
Unrecognized Cumulative Net Gain                              2,614        2,546
Unrecognized Transition Obligation                           (7,587)      (6,779)
                                                            -------      -------
   Accrued Postretirement Benefit Liability                 $ 2,234      $ 3,001
                                                            =======      =======

7.  INCOME TAXES

      Income tax expense (benefit) is summarized as follows:

                                              Year Ended December 31,
(In thousands)                            1996         1995          1994
---------------------------------------------------------------------------
CURRENT:
   Federal                             $ (1,229)     $     --      $     --
   State                                    316            30           153
                                       --------      --------      --------
     Total                                 (913)           30           153
                                       --------      --------      --------
DEFERRED:
   Federal                                9,756       (46,430)       (1,987)
   State                                  1,711        (8,625)        1,191
                                       --------      --------      --------
     Total                               11,467       (55,055)         (796)
                                       --------      --------      --------
Total Income Tax Expense (Benefit)     $ 10,554      $(55,025)     $   (643)
                                       ========      ========      ========

      Total income taxes were different than the amounts computed by applying the statutory federal income tax rate as follows:

                                                       Year Ended December 31,
(In thousands)                                    1996           1995           1994
---------------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                     35%            35%            35%
Computed "Expected" Federal Income Tax          $ 10,982       $(49,575)      $   (574)
State Income Tax, Net of Federal Income Tax        1,317         (5,586)           873
Other, Net                                        (1,745)           136           (942)
                                                --------       --------       --------
Total Income Tax Expense (Benefit)              $ 10,554       $(55,025)      $   (643)
                                                ========       ========       ========

      Income taxes for the year ended December 31, 1996 were decreased by $1.8 million due to a federal income tax refund in connection with percentage depletion claimed in certain periods prior to the Company's IPO in 1990. The Company also received $1.7 million of interest income in connection with the income tax refund.

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1996 and 1995 were as follows:


(In thousands)                                           1996        1995
----------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Property, Plant and Equipment                        $ 115,099   $ 110,582
                                                       ---------   ---------
DEFERRED TAX ASSETS:
  Alternative Minimum Tax Credit Carryforwards             3,786       4,614
  Net Operating Loss Carryforwards                        17,708      22,620
  Note Receivable on Section 29 Monetization(1)           18,347      15,048
  Items Accrued for Financial Reporting Purposes           5,831       5,548
                                                       ---------   ---------
                                                          45,672      47,830
                                                       ---------   ---------
Net Deferred Tax Liabilities                           $  69,427   $  62,752
                                                       =========   =========

----------

(1) As a result of the monetization of Section 29 tax credits in 1996 and 1995, the Company recorded an asset sale for tax purposes in exchange for a long-term note receivable which will be repaid through 100% working and royalty interest in the production from the sold properties.

      At December 31, 1996, the Company has a net operating loss carryforward for regular income tax reporting purposes of $50.1 million which will begin expiring in 2009. In addition, the Company has an alternative minimum tax credit carryforward of $3.8 million which does not expire and is available to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any such year. In 1996, the Company recorded a $5.3 million adjustment reducing deferred tax liabilities for the reversal of temporary differences associated with the $8.4 million valuation adjustment received in 1995 on the 1994 WERCO acquisition (See Note 11 WERCO Acquisition).

8.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

      The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within five years and may be renewed by the Company. Rent expense under such arrangements totalled $4.8 million, $4.9 million and $5.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rental commitments under non-cancelable leases in effect at December 31, 1996 are as follows:

(In thousands)
1997                               $  3,364
1998                                  2,723
1999                                  1,916
2000                                  1,051
2001                                    695
Thereafter                            1,080
                                   --------
                                   $ 10,829
                                   ========

      Minimum rental commitments are not reduced by minimum sublease rental income of $1.8 million due in the future under non-cancelable subleases.

CONTINGENCIES

      The Company is a defendant in various lawsuits and is involved in other gas contract issues. In the opinion of the Company, final judgements or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could be significant to the results of operations and cash flows of any period but would not have a material adverse effect on the Company's financial position.

      The Company sells approximately 20% of its natural gas production in the Western Region to a cogeneration plant owned by Encogen Northwest, L.P. ("Encogen") under a contract containing a fixed price that escalates annually, a firm delivery arrangement and a term continuing through June 30, 2008. Encogen has requested that the Company consider restructuring this agreement. Thus far the Company has been unwilling to restructure the agreement without full compensation for the agreements value. See Item 3. Legal Proceedings for further discussion of this matter.

9.  CASH FLOW INFORMATION

      Cash paid for interest and income taxes is as follows:

                                           Year Ended December 31,
(In thousands)                           1996        1995        1994
------------------------------------------------------------------------
Interest                              $  17,105   $  24,744   $  16,002
Income Taxes                          $     873   $     197   $     210

      At December 31, 1996 and 1995, the majority of cash and cash equivalents is concentrated in one financial institution. Additionally, the Company has accounts receivable that are subject to credit risk.

10.  CAPITAL STOCK

INCENTIVE PLANS

      On May 20, 1994, the 1994 Long-Term Incentive Plan and the 1994 Non-Employee Director Stock Option Plan were approved by the shareholders. The Company has two other stock option plans - the Incentive Stock Option Plan, adopted in 1990, and the 1990 Non-Employee Director Stock Option Plan. Under these four plans (the "Incentive Plans"), incentive and non-statutory stock options, stock appreciation rights ("SARs") and stock awards may be granted to key employees and officers of the Company, and non-statutory stock options may be granted to non-employee directors of the Company. A maximum of 2,660,000 shares of Common Stock, par value $0.10 per share, are subject to issuance under the Incentive Plans. All stock options have a maximum term of five or ten years from the date of grant and vest over time. The options are issued at market value on the date of grant. The minimum exercise period for stock options is six months from the date of grant. No SARs have been granted under the Incentive Plans. Information regarding the Company's Incentive Plans is summarized below:

                                          December 31,
                                 1996        1995        1994
------------------------------------------------------------------
Shares Under Option at
  Beginning of Period          1,310,318     953,775     684,525
Granted                          311,750     565,750     301,900
Exercised                         41,094       2,400      12,050
Surrendered or Expired            48,621     206,807      20,600
                               ---------   ---------   ---------
Shares Under Option at
  End of Period                1,532,353   1,310,318     953,775
                               =========   =========   =========

Option Price Range per Share   $   13.25 - $   13.25 - $   13.25 -
                                   26.00       26.00       26.00
Options Exercisable at End
  of Period                    1,021,362     852,692     447,907
                               =========   =========   =========

      Management has reviewed Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which outlines a fair value based method of accounting for stock options or similar equity instruments and has opted to continue using the intrinsic value based method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, to measure compensation cost for its stock option plans.

      The pro forma results of operations, had the Company adopted SFAS 123, were net income of $14.8 million, or $0.65 per share, in 1996 and a net loss of $92.9 million, or $4.08 per share, in 1995. Under the fair value based method, the weighted average fair values of options granted during 1996 and 1995 were $5.51 and $4.52, respectively. The fair value of stock options was calculated using a Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1996 and 1995: stock price volatility of 25.8 percent; risk free rate of return ranging from 6.20 percent to 6.46 percent; dividend rate of $0.16 per year; and an expected term of 5 years. The fair value of stock options included in the pro forma results for 1996 and 1995 are not necessarily indicative of future effects on net income and earnings per share.

DIVIDEND RESTRICTIONS

      The determination of the amount of future cash dividends, if any, to be declared and paid on the Common Stock will be subject to the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, and its future business prospects. The Company's 10.18% note agreement restricts certain payments ("Restricted Payments," as defined in the note agreement) associated with (i) purchasing, redeeming, retiring or otherwise acquiring any capital stock of the Company or any option, warrant or other right to acquire such capital stock or (ii) declaring any dividend, if immediately prior to or after giving effect to such payments, the dividend exceeds consolidated net cash flows, as defined, and the ratio of proved reserves to debt is less than 1.7 to 1, or an event of default has occurred under the note agreement. As of December 31, 1996, such restrictions had no adverse impact on the Company's ability to pay regular dividends.

PURCHASE RIGHTS

      On January 21, 1991, the Board of Directors adopted the Preferred Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of Common Stock. Each right becomes exercisable, at a price of $55, when any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for beneficial ownership of 15 percent or more of the Company's outstanding Common Stock, except pursuant to a tender or exchange offer for all outstanding shares of Common Stock deemed to be fair and in the best interests of the Company and its stockholders by a majority of the independent Continuing Directors (as defined in the plan). Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), or to receive, after certain triggering events, Common Stock or other property having a market value (as defined in the plan) of twice the exercise price of each right. After the rights become exercisable, if the Company is acquired in a merger or other business combination in which it is not the survivor or 50 percent or more of the Company's assets or earning power are sold or transferred, each right entitles the holder to purchase common stock of the acquiring company with a market value (as defined in the plan) equal to twice the exercise price of each right. At December 31, 1996, there were no shares of Junior Preferred Stock issued.

      The rights, which expire on January 21, 2001, and the exercise price are subject to adjustment and may be redeemed by the Company for $0.01 per right at any time before they become exercisable. Under certain circumstances, the Continuing Directors may opt to exchange one share of Common Stock for each exercisable right.

PREFERRED STOCK

      At December 31, 1996 and 1995, 692,439 shares of the Company's $3.125 cumulative convertible preferred stock ("$3.125 preferred stock") were issued and outstanding. Each share has a stated value of $50 and is convertible any time by the holder into Common Stock at a conversion price of $21 per share, subject to adjustment. The $3.125 preferred stock is redeemable by the Company for a stated redemption price per share, starting at $55 per share in 1993 and declining to $50 per share in 2003, plus accrued dividends. Prior to May 31, 1997, the Company's option to redeem the $3.125 preferred stock is subject to a provision that the Common Stock closing price must equal at least 130% of the conversion price for 20 of 30 consecutive trade days. The

Company also has the option to convert the $3.125 preferred stock to Common Stock at the conversion price provided the Company has the right to redeem the $3.125 preferred stock, as described above, and the closing price of the Common Stock is at least equal to the conversion price for 20 consecutive trading days.

      At December 31, 1996 and 1995, 1,134,000 shares of 6% convertible redeemable preferred stock ("6% preferred stock") were issued and outstanding (See Note 11 WERCO Acquisition). Each share has voting rights equal to approximately 1.7 shares of Common Stock, a stated value of $50 and is convertible by the holder, at any time at least five days prior to the date fixed for redemption by the Company's Board of Directors, into Common Stock at a conversion price of $28.75 per share, subject to adjustment. Starting on May 2, 1998, the 6% preferred stock is redeemable, in whole or in part, at the Company's option price of $50 per share. Commencing May 2, 1998 and continuing until May 2, 1999, the Company may redeem the 6% preferred stock at $50 per share, payable in Common Stock, using the market price of the Common Stock on the date redeemed, plus a cash payment for the accrued dividends due on the shares redeemed. On or after May 2, 1999, the $50 per share redemption price is payable in cash, plus a cash payment for accrued dividends due on the shares redeemed.

11.  WERCO ACQUISITION

      On May 2, 1994, the Company completed the merger between a Company subsidiary and Washington Energy Resources Company ("WERCO"), a wholly-owned subsidiary of Washington Energy Company. The Company acquired the stock of WERCO in a tax-free exchange. Total capitalized costs related to the acquisition were $202.5 million, comprised of cash and stock consideration of $167.6 million (net of an $8.4 million post-closing adjustment in 1995) and a $34.9 million non-cash component (net of a $5.3 million reduction in 1996 related to the 1995 post-closing adjustment) in connection with the deferred income taxes attributable to the differences between the tax and book bases of the acquired properties, as required by SFAS 109, "Accounting for Income Taxes". The acquisition was recorded using the purchase method. The oil and gas properties are located in the Green River Basin of Wyoming and in the Gulf Coast.

      The Company issued 2,133,000 shares of Common Stock and 1,134,000 shares of 6% convertible redeemable preferred stock ($50 per share stated value) to Washington Energy Company in exchange for the capital stock of WERCO.

      The $8.4 million post-closing adjustment was a net cash payment received in 1995 related to a valuation adjustment and was recorded as a reduction to the net book value of certain of the oil and gas properties acquired. In 1996, the net book value of certain oil and gas properties was further reduced by a $5.3 million non-cash adjustment. This adjustment was to record the reversal of the differences between the tax and book basis related to the 1995 post-closing adjustment.

12.  COST REDUCTION PROGRAM

      In January 1995, the Company announced a cost reduction program which included a voluntary early retirement program, a 15% targeted reduction in work force and a consolidation of management in the Rocky Mountain, Anadarko and onshore Gulf Coast areas into a single Western Region. Accordingly, the Company recognized a liability and charged to expense $6.8 million in termination benefits for 115 employees, or 23% of the total work force, including 24 employees who elected early retirement. The employee termination's were made in virtually all departments both at the Company's corporate headquarters and each of the operating region/area offices. The termination benefits included $3.8 million for severance and related costs, which were paid out by year end and a $3.0 million non-cash charge for curtailments to the Company's pension ($0.4 million) and postretirement ($2.6 million) benefits plans.

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

                                        December 31, 1996       December 31, 1995
                                      Carrying    Estimated    Carrying   Estimated
(In thousands)                         Amount     Fair Value    Amount    Fair Value
-----------------------------------------------------------------------------------
DEBT:
 10.18% Notes                         $  80,000   $  86,433   $  80,000   $  89,258
 Credit Facility                        168,000     168,000     169,000     169,000
                                      ---------   ---------   ---------   ---------
                                      $ 248,000   $ 254,433   $ 249,000   $ 258,258
                                      =========   =========   =========   =========
OTHER FINANCIAL INSTRUMENTS:
 Gas Price Swaps                           --     $     763        --     $  (4,176)

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

INTEREST RATE SWAP AGREEMENTS

      In November 1993, the Company executed reverse interest rate swap agreements with four banks that effectively converted the Company's $80 million fixed rate notes into variable rate notes. Under the swap agreements, the Company paid a variable rate of interest that was based on the six-month LIBOR. The banks paid the Company fixed rates of interest that average 5.00%. The four agreements had notional principal of $20 million each with terms of two, three, four and five years. The fair value was determined by obtaining termination values from third parties.

      In January 1995, the Company entered into four additional swap agreements which effectively fixed interest payments on the original interest rate swaps until May 1997. In 1995, the Company recorded $4.5 million of interest expense related to these swap agreements including a $2.6 million charge in December 1995 when cash payments were made to close out the remaining swap positions.

GAS PRICE SWAPS

      The Company has entered into several price swap agreements with counterparties. In a majority of the natural gas price swap agreements, the Company receives a fixed price ("fixed price swap contracts") for a notional quantity of natural gas in exchange for its paying a variable price based on a market based index, such as the NYMEX gas futures. The fixed price swap contracts are used to hedge price risk associated with the Company's production. During 1996, the fixed prices received on closed contracts ranged from $1.02 to $2.54 per Mmbtu on total notional quantities of 17,600,000 Mmbtu. There were no fixed price swap contracts open at December 31, 1996.

      Certain of the fixed price swap contracts, open at December 31, 1995, became 'uncovered' due to an unprecedented decoupling of the NYMEX gas prices from realizable sales prices in the physical markets. These 'uncovered' hedge contracts had notional quantities totaling 5,480,000 Mmbtu and covered the contract months of January to April 1996. Accordingly, the Company recorded a $3.2 million unrealized loss at December 31, 1995. Excluding the 'uncovered' hedge contracts, the estimated fair value of price swaps in the table above are for hedged transactions in which gains or losses are recognized in results of operations over the periods that production or purchased gas is hedged (see "Risk Management Activities" under Note 1).

      After entering into certain fixed price sales contracts to meet the needs of its customers, the Company opened gas swap agreements to convert these fixed price contracts to market-sensitive price contracts. During 1996, these agreements had total notional quantities of 1,002,000 Mmbtu in closed contracts and another 744,000 Mmbtu in open contracts at December 31, 1996.

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

16.  SALE OF NON-CORE OIL AND GAS PROPERTIES

      The Company sold various non-core oil and gas properties in the Appalachian Region, receiving proceeds of $4.6 million, in 1996 and in the Western Region, obtaining proceeds of $7.6 million, in 1995.

17.  OTHER REVENUE

      The Company recorded $4.6 million ($4.3 million net of severance taxes) in 1995 in other revenue in connection with the sale of certain Columbia Gas Transmission Corporation ("Columbia") bankruptcy claims. The claims related to the remaining value of gas sales in contracts terminated by Columbia as part of its bankruptcy filing in 1991.

18.  MONETIZATION OF SECTION 29 TAX CREDITS

      The Company completed two transactions in September and November 1995 and a third transaction in August 1996 to monetize the value of Section 29 tax credits from most of its qualifying Appalachian and Rocky Mountain properties. The transactions provided up-front cash of $2.8 million in 1995 and $0.6 million in 1996 which was recorded as a reduction to the net book value of natural gas properties, and will generate additional revenues through 2002 estimated at $23 million ($3.4 million in 1996) related to the value of future
Section 29 tax credits attributable to these properties. Employing a volumetric production payment structure, the production, revenues, expenses and proved reserves related to these properties will continue to be reported by the Company until the production payment is satisfied.

19.   SUPPLEMENTAL FULL COST ACCOUNTING INFORMATION

      U.S. oil and gas producing entities may utilize one of two methods of financial accounting: successful efforts or full cost. Given the current composition of the Company's properties, management considers the successful efforts method to be more appropriate than the full cost method primarily because the successful efforts method results in moderately better matching of costs and revenues. It has come to management's attention that certain users of the Company's financial statements believe that information about the Company, prepared under the full cost method, would be useful. As a result, management has presented the following supplemental full cost information.

      Successful efforts methodology is explained in Note 1. Summary of Significant Accounting Policies.

      Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. Net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as: (1) the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves, plus (2) the cost of properties not being amortized, plus
(3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, minus (4) the deferred tax liabilities for the temporary differences between the book and tax basis of oil and gas properties. Proceeds from the sale of oil and gas properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized. Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties totaled $15.7 million, $12.5 million, and $20.8 million at December 31, 1996, 1995, and 1994, respectively.

      Because of the capital cost limitations, described above, full cost entities are not subject to the impairment test prescribed by SFAS 121 (see
Note 15. Accounting for Long-Lived Assets).

                                                          1996                    1995                      1994
                                               ---------------------  ------------------------   ------------------------
                                                Successful     Full     Successful      Full      Successful      Full
(In thousands, except per share amounts)         Efforts       Cost      Efforts        Cost       Efforts        Cost
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Properties and Equipment, Net                   $ 480,511   $ 657,957   $ 474,371    $ 646,322    $ 634,934    $ 684,114
Stockholders' Equity                              160,704     269,833     147,856      253,606      243,082      273,328
INCOME STATEMENT:
Depreciation, Depletion, Amortization
   and Unproved Property Impairment             $  45,390   $  50,769   $  52,253    $  51,922    $  54,596    $  56,027
Impairment of Long-Lived Assets                      --          --       113,795         --           --           --
Impairment - Full Cost Ceiling                       --          --          --           --           --         76,100
Net Income (Loss) Applicable
   to Common Stockholders                          15,258      18,637     (92,171)     (17,481)      (5,444)     (48,245)
Earnings (Loss) Per Share                       $    0.67   $    0.82   $   (4.05)   $   (0.77)   $   (0.25)   $   (2.19)

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

      Estimates of proved and proved developed reserves at December 31, 1996, 1995 and 1994 were based on studies performed by the Company's petroleum engineering staff. The estimates prepared by the Company's engineering staff were reviewed by Miller and Lents, Ltd., who indicated in their recent letter dated February 10, 1997 that, based on their investigation and subject to the limitations described in such letter, it was their judgement that the results of those estimates and projections for 1996 were reasonable in the aggregate.

      No major discovery or other favorable or adverse event subsequent to December 31, 1996 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

      The following table sets forth the Company's net proved reserves, including changes therein, and proved developed reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located in the United States (more than 99%) or Canada.





                                                                   Natural Gas
                                                     -------------------------------------
                                                                  December 31,
(Millions of cubic feet)                                1996         1995         1994
------------------------------------------------------------------------------------------
PROVED RESERVES
   Beginning of Year                                   889,850      953,083      808,280
   Revisions of Prior Estimates                          2,774       14,032      (24,627)
   Extensions, Discoveries and Other Additions          69,708       34,408       64,829
   Production                                          (58,762)     (57,721)     (58,319)
   Purchases of Reserves in Place                       37,397        1,416      168,957
   Sales of Reserves in Place                          (25,350)     (55,368)      (6,037)
                                                     ---------    ---------    ---------
   End of Year                                         915,617      889,850      953,083
                                                     =========    =========    =========

PROVED DEVELOPED RESERVES                              768,097      747,235      805,913
                                                     =========    =========    =========

                                                                Liquids
                                                      ----------------------------------------
                                                               December 31,
(Thousands of barrels)                                 1996         1995         1994
----------------------------------------------------------------------------------------------
PROVED RESERVES
   Beginning of Year                                     5,310       8,036       2,826
   Revisions of Prior Estimates                           (132)       (648)        (98)
   Extensions, Discoveries and Other Additions             386         174         181
   Production                                             (597)       (740)       (824)
   Purchases of Reserves in Place                          215          15       5,992
   Sales of Reserves in Place                              (16)     (1,527)        (41)
                                                      --------    --------    --------
   End of Year                                           5,166       5,310       8,036
                                                      ========    ========    ========

PROVED DEVELOPED RESERVES                                4,685       4,970       7,704
                                                      ========    ========    ========

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

      The following table sets forth the aggregate amount of capitalized costs relating to natural gas and crude oil producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization.

                                                 Year Ended December 31,
(In thousands)                                 1996         1995        1994
------------------------------------------------------------------------------
Aggregate Capitalized Costs Relating
   to Oil and Gas Producing Activities       $ 997,531   $ 977,885   $ 980,676
Aggregate Accumulated Depreciation,
   Depletion and Amortization                $ 517,249   $ 503,757   $ 346,080

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

      Costs incurred in property acquisition, exploration and development activities were as follows:

                                                  Year Ended December 31,
(In thousands)                                1996        1995        1994
------------------------------------------------------------------------------------
Property Acquisition Costs - Proved         $   6,637   $      33   $ 184,835
Property Acquisition Costs - Unproved           4,355       2,006       4,685
Exploration and Extension Well Costs           14,192       8,670       9,402
Development Costs                              41,036      18,610      46,463
                                            ---------   ---------   ---------
Total costs                                 $  66,220   $  29,319   $ 245,385
                                            =========   =========   =========

HISTORICAL RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

      The results of operations for the Company's oil and gas producing activities were as follows:

                                              Year Ended December 31,
(In thousands)                             1996        1995         1994
--------------------------------------------------------------------------
Operating Revenues                      $ 150,096   $ 110,418    $ 126,307
Costs and Expenses
   Production                              35,161      34,062       39,114
   Other Operating                         15,155      22,783       16,787
   Exploration                             12,559       8,031        8,014
   Depreciation, Depletion and
     Amortization                          40,810     161,886       48,075
                                        ---------   ---------    ---------
     Total Cost and Expenses              103,685     226,762      111,990
                                        ---------   ---------    ---------
Income (Loss) Before Income Taxes          46,411    (116,344)      14,317
Provision for Income Taxes
   Expense (Benefit)                       16,244     (40,720)       5,011
                                        ---------   ---------    ---------
Results of Operations                   $  30,167   $ (75,624)   $   9,306
                                        =========   =========    =========

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

      The average prices related to proved reserves at December 31, 1996, 1995 and 1994 were for oil ($/Bbl) $22.86, $17.06 and $18.34, respectively, and for natural gas ($/Mcf) $3.55, $2.06 and $1.88, respectively. Future cash inflows were reduced by estimated future development and production costs based on year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory tax rates to future pretax net cash flows, reduced by the tax basis of the properties involved. Use of a 10% discount rate is required by SFAS 69.

      Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

Standardized Measure is as follows:

                                                  Year Ended December 31,
(In thousands)                              1996(1)        1995(1)         1994
------------------------------------------------------------------------------------------
Future Cash Inflows                       $ 3,528,558    $ 2,194,751    $ 2,219,559
Future Production and
   Development Costs                         (773,631)      (644,586)      (723,767)
                                          -----------    -----------    -----------
Future Net Cash Flows Before
   Income Taxes                             2,754,927      1,550,165      1,495,792
10% Annual Discount for
   Estimated Timing of Cash Flows          (1,589,290)      (884,861)      (880,130)
                                          -----------    -----------    -----------
Standardized Measure of
   Discounted Future Net Cash Flows
   Before Income Taxes                      1,165,637        665,304        615,662
Future Income Tax Expenses,
   Net of 10% Annual Discount(2)             (331,331)      (152,356)      (125,167)
                                          -----------    -----------    -----------
Standardized Measure of Discounted
   Future Net Cash Flows                  $   834,306    $   512,948    $   490,495
                                          ===========    ===========    ===========

(1) Includes the future cash inflows, production costs and development costs, as well as the tax basis, relating to the properties included in the transactions to monetize the value of Section 29 tax credits. See Note 18 of the Notes to the Consolidated Financial Statements.
(2) Future income taxes before discount were $887,583, $462,058 and $433,212 for the years ended December 31, 1996, 1995 and 1994, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

      The following is an analysis of the changes in the Standardized Measure:

                                            Year Ended December 31,
(In thousands)                          1996         1995         1994
------------------------------------------------------------------------------------------
Beginning of Year                    $ 512,948    $ 490,495    $ 467,900
Discoveries and Extensions,
   Net of Related Future Costs          99,983       21,881       24,188
Net Changes in Prices and
   Production Costs                    416,042       57,057     (133,750)
Accretion of Discount                   66,530       61,566       64,110
Revisions of Previous Quantity
   Estimates, Timing and Other          (7,874)       1,707      (32,654)
Development Costs Incurred              10,294        5,665       16,631
Sales and Transfers, Net of
   Production Costs                   (114,935)     (76,356)     (87,193)
Net Purchases (Sales) of
   Reserves in Place                    30,293      (21,878)     123,232
Net Change in Income Taxes            (178,975)     (27,189)      48,031
                                     ---------    ---------    ---------
End of Year                          $ 834,306    $ 512,948    $ 490,495
                                     =========    =========    =========

CABOT OIL & GAS CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


(In thousands except per share amounts)           First       Second       Third           Fourth        Total
---------------------------------------------------------------------------------------------------------------
1996
  Net Operating Revenues                       $  41,198    $  37,346    $  35,497       $  49,020    $ 163,061
  Operating Income                                15,929        8,615        7,577          16,666       48,787
  Net Income                                       5,258          853        2,974           6,173       15,258
  Earnings Per Share                           $    0.23    $    0.04    $    0.13       $    0.27    $    0.67
1995
  Net Operating Revenues                       $  32,587    $  29,621    $  29,623       $  29,252    $ 121,083
  Operating Income (Loss)                         (5,366)        (680)    (111,708)(1)         996     (116,758)
  Net Loss                                        (8,200)      (5,291)     (73,309)(1)      (5,371)     (92,171)
  Loss Per Share                               $   (0.36)   $   (0.23)   $   (3.22)      $   (0.24)   $   (4.05)

----------

(1) Includes a $113.8 million charge ($69.2 million after tax) for the impairment of long-lived assets resulting from the adoption of SFAS 121.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information to be set forth under the caption "Election of Directors" in the Company's definitive proxy statement ("Proxy Statement") in connection with the 1997 annual stockholders meeting is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

      See Index on page 27

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

Exhibit
Number      Description
--------------------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company (Registration Statement No. 33-32553).
3.2  Amended and Restated Bylaws of the Company adopted August 5, 1994.
4.1 Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
4.2 Certificate of Designation for Series A Junior Participating Preferred Stock (Form 10-K for 1994).
4.3 Rights Agreement dated as of March 28, 1991 between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock (Form 8-A, File No. 1-10477).
     (a) Amendment No. 1 to the Rights Agreement dated February 24, 1994 (Form 10-K for 1994).
4.4 Certificate of Designation for $3.125 Convertible Preferred Stock (Form 10-K for 1993).
4.5 Amended and Restated Credit Agreement dated as of May 30, 1995 among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
     (a) Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form 10-K for 1995).
     (b)  Amendment No. 2 to Credit Agreement dated December 24, 1996.

4.6 Note Purchase Agreement dated May 11, 1990 among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30, 1990).
     (a)  First Amendment dated June 28, 1991 (Form 10-K for 1994).
     (b)  Second Amendment dated July 6, 1994 (Form 10-K for 1994).
4.7 Certificate of Designation for 6% Convertible Redeemable Preferred Stock (Form 10-K for 1994).
10.1 Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr. (Form 10-K for 1995).
10.2 Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 1995).
10.3 Letter Agreement dated January 11, 1990 between Morgan Guaranty Trust Company of New York and the Company (Registration Statement No. 33-32553).
10.4 Form of Annual Target Cash Incentive Plan of the Company (Registration Statement No. 33-32553).
10.5 Form of Incentive Stock Option Plan of the Company (Registration Statement No. 33-32553).
     (a) First Amendment to the Incentive Stock Option Plan (Post-Effective Amendment No. 1 to S-8 dated April 26, 1993).
10.6 Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration Statement No. 33-32553).
10.7 Transaction Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).

10.8 Tax Sharing Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
10.9 Amendment Agreement (amending the Transaction Agreement and the Tax Sharing Agreement) dated March 25, 1991. (incorp. by ref. from Cabot Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).
10.10 Savings Investment Plan & Trust Agreement of the Company (Form 10-K for
      1991).
      (a) First Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
      (b) Second Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
      (c)  First through Fifth Amendments to the Trust Agreement (Form 10-K for
          1995).
      (d)  Third through Fifth Amendments to the Savings Investment Plan.
10.11 Supplemental Executive Retirement Agreements of the Company (Form 10-K
      for 1991).
10.12 Settlement Agreement and Mutual Release (Tax Issues) between Cabot Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
10.13 Agreement of Merger dated February 25, 1994 among Washington Energy Company, Washington Energy Resources Company, the Company and COG Acquisition Company (Form 10-K for 1993).
10.14 1990 Nonemployee Director Stock Option Plan of the Company (Form S-8
      dated June 23, 1990)
      (a) First Amendment to 1990 Nonemployee Director Stock Option Plan (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
      (b) Second Amendment to 1990 Nonemployee Director Stock Option Plan (Form 10-K for 1995).
10.15 1994 Long-Term Incentive Plan of the Company (Form S-8 dated May 20,
      1994 - Registration Statement No. 33-53723).
10.16 1994 Nonemployee Director Stock Option Plan (Form S-8 dated May 20, 1994 - Registration Statement No. 33-53723).
10.17 Employment Agreement between the Company and Ray R. Seegmiller dated September 25, 1995 (Form 10-K for 1995).
21.1  Subsidiaries of Cabot Oil & Gas Corporation.
23.1  Consent of Coopers & Lybrand L.L.P.
23.2  Consent of Miller and Lents, Ltd.
27    Financial Data Schedule.
28.1  Miller and Lents, Ltd. Review Letter dated February 10, 1997.

B.  REPORTS ON FORM 8-K

      None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 10th of March 1997.

                                            CABOT OIL & GAS CORPORATION

                                            By: /s/ Charles P. Siess, Jr.
                                               --------------------------------
                                                Charles P. Siess, Jr.
                                                Chairman of the Board, Chief
                                                Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            Signature                               Title                                        Date
------------------------------------------------------------------------------------------------------------
    /s/ Charles P. Siess, Jr.            Chairman of the Board,                              March 10, 1997
--------------------------------         Chief Executive Officer and President
    Charles P. Siess, Jr
    (Principal Executive Officer)

    /s/ Ray R. Seegmiller                Executive Vice President, Chief Operating           March 10, 1997
--------------------------------         Officer and Treasurer
    Ray R. Seegmiller

    /s/ Paul F. Boling                   Controller (Principal Accounting Officer)           March 10, 1997
--------------------------------
    Paul F. Boling

    /s/ Robert F. Bailey                 Director                                            March 10, 1997
--------------------------------
    Robert F. Bailey

    /s/ Samuel W. Bodman                 Director                                            March 10, 1997
--------------------------------
    Samuel W. Bodman

    /s/ Henry O. Boswell                 Director                                            March 10, 1997
--------------------------------
    Henry O. Boswell

    /s/ John G. L. Cabot                 Director                                            March 10, 1997
--------------------------------
    John G. L. Cabot

    /s/ William R. Esler                 Director                                            March 10, 1997
--------------------------------
    William R. Esler

    /s/ William H. Knoell                Director                                            March 10, 1997
--------------------------------
    William H. Knoell

    /s/ C. Wayne Nance                   Director                                            March 10, 1997
--------------------------------
    C. Wayne Nance

    /s/ William P. Vititoe               Director                                            March 10, 1997
--------------------------------
      William P. Vititoe


                              INDEX TO EXHIBITS


Exhibit
Number      Description
--------------------------------------------------------------------------------
3.1  Certificate of Incorporation of the Company (Registration Statement No.
     33-32553).
3.2  Amended and Restated Bylaws of the Company adopted August 5, 1994.
4.1  Form of Certificate of Common Stock of the Company (Registration Statement
     No. 33-32553).
4.2  Certificate of Designation for Series A Junior Participating Preferred
     Stock (Form 10-K for 1994).
4.3  Rights Agreement dated as of March 28, 1991 between the Company and The
     First National Bank of Boston, as Rights Agent, which includes as Exhibit
     A the form of Certificate of Designation of Series A Junior Participating
     Preferred Stock (Form 8-A, File No. 1-10477).
     (a)  Amendment No. 1 to the Rights Agreement dated February 24, 1994 (Form
          10-K for 1994).
4.4  Certificate of Designation for $3.125 Convertible Preferred Stock (Form
     10-K for 1993).
4.5  Amended and Restated Credit Agreement dated as of May 30, 1995 among the
     Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
     (a)  Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form
          10-K for 1995).
     (b)  Amendment No. 2 to Credit Agreement dated December 24, 1996.

4.6 Note Purchase Agreement dated May 11, 1990 among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June
     30, 1990).
     (a)  First Amendment dated June 28, 1991 (Form 10-K for 1994).
     (b)  Second Amendment dated July 6, 1994 (Form 10-K for 1994).
4.7  Certificate of Designation for 6% Convertible Redeemable Preferred Stock
     (Form 10-K for 1994).
10.1 Supplemental Executive Retirement Agreement between the Company and
     Charles P. Siess, Jr. (Form 10-K for 1995).
10.2 Form of Change in Control Agreement between the Company and Certain
     Officers (Form 10-K for 1995).
10.3 Letter Agreement dated January 11, 1990 between Morgan Guaranty Trust
     Company of New York and the Company (Registration Statement No. 33-32553).
10.4 Form of Annual Target Cash Incentive Plan of the Company (Registration
     Statement No. 33-32553).
10.5 Form of Incentive Stock Option Plan of the Company (Registration Statement
     No. 33-32553).
     (a)  First Amendment to the Incentive Stock Option Plan (Post-Effective
          Amendment No. 1 to S-8 dated April 26, 1993).
10.6 Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration Statement
     No. 33-32553).
10.7 Transaction Agreement between Cabot Corporation and the Company dated
     February 1, 1991 (Registration Statement No. 33-37455).

10.8  Tax Sharing Agreement between Cabot Corporation and the Company dated
      February 1, 1991 (Registration Statement No. 33-37455).
10.9  Amendment Agreement (amending the Transaction Agreement and the Tax
      Sharing Agreement) dated March 25, 1991. (incorp. by ref. from Cabot
      Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).
10.10 Savings Investment Plan & Trust Agreement of the Company (Form 10-K for
      1991).
      (a)  First Amendment to the Savings Investment Plan dated May 21, 1993
          (Form S-8 dated November 1, 1993).
      (b)  Second Amendment to the Savings Investment Plan dated May 21, 1993
          (Form S-8 dated November 1, 1993).
      (c)  First through Fifth Amendments to the Trust Agreement (Form 10-K for
          1995).
      (d)  Third through Fifth Amendments to the Savings Investment Plan.
10.11 Supplemental Executive Retirement Agreements of the Company (Form 10-K
      for 1991).
10.12 Settlement Agreement and Mutual Release (Tax Issues) between Cabot
      Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
10.13 Agreement of Merger dated February 25, 1994 among Washington Energy
      Company, Washington Energy Resources Company, the Company and COG
      Acquisition Company (Form 10-K for 1993).
10.14 1990 Nonemployee Director Stock Option Plan of the Company (Form S-8
      dated June 23, 1990)
      (a)  First Amendment to 1990 Nonemployee Director Stock Option Plan
          (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
      (b)  Second Amendment to 1990 Nonemployee Director Stock Option Plan (Form
          10-K for 1995).
10.15 1994 Long-Term Incentive Plan of the Company (Form S-8 dated May 20,
      1994 - Registration Statement No. 33-53723).
10.16 1994 Nonemployee Director Stock Option Plan (Form S-8 dated May 20, 1994 -
      Registration Statement No. 33-53723).
10.17 Employment Agreement between the Company and Ray R. Seegmiller dated
      September 25, 1995 (Form 10-K for 1995).
21.1  Subsidiaries of Cabot Oil & Gas Corporation.
23.1  Consent of Coopers & Lybrand L.L.P.
23.2  Consent of Miller and Lents, Ltd.
27    Financial Data Schedule.
28.1  Miller and Lents, Ltd. Review Letter dated February 10, 1997.