Form 10-Q
period 1997-03-31
CABOT OIL & GAS CORP
filed 1997-05-15
CIK 858470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   -----------
                                    FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
         For the quarterly period ended    March 31, 1997


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


                                    No Change
      (Former name, address and fiscal year, if changed since last report)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


              Yes  X                                No
                  ---                                  ---

         As of April 30, 1997, there were 22,864,686 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                                                                 Page
   Item 1.  Financial Statements

      Condensed Consolidated Statement of Operations for the Three Months
        Ended March 31, 1997 and 1996....................................................................        3

      Condensed Consolidated Balance Sheet at March 31, 1997 and December 31, 1996.......................        4

      Condensed Consolidated Statement of Cash Flows for the Three Months
        Ended March 31, 1997 and 1996....................................................................        5

      Notes to Condensed Consolidated Financial Statements...............................................        6

      Independent Certified Public Accountants' Report on Review of
        Interim Financial Information....................................................................        8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................        9


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.............................................................       15

Signature  ..............................................................................................       16

                           CABOT OIL & GAS CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        1997                 1996

NET OPERATING REVENUES
   Natural Gas Production.....................................................    $    47,185          $    33,608
   Crude Oil & Condensate.....................................................          3,204                2,659
   Brokered Natural Gas Margin................................................            497                2,090
   Other......................................................................          1,906                2,841
                                                                                     --------             --------
                                                                                       52,792               41,198
OPERATING EXPENSES
   Direct Operations..........................................................          7,069                6,822
   Exploration................................................................          3,627                2,353
   Depreciation, Depletion and Amortization...................................         10,504                9,753
   Impairment of Unproved Properties..........................................            723                  705
   General and Administrative.................................................          4,156                3,737
   Taxes Other Than Income....................................................          4,082                3,404
                                                                                      -------             --------
                                                                                       30,161               26,774
Gain on Sale of Assets........................................................             83                1,505
                                                                                    ---------             --------
INCOME FROM OPERATIONS........................................................         22,714               15,929
Interest Expense..............................................................          4,561                4,849
                                                                                      -------             --------
Income Before Income Taxes....................................................         18,153               11,080
Income Tax Expense............................................................          7,069                4,431
                                                                                      -------             --------
NET INCOME....................................................................         11,084                6,649
Dividend Requirement on Preferred Stock.......................................          1,391                1,391
                                                                                      -------             --------
Net Income Available to Common Stockholders...................................    $     9,693          $     5,258
                                                                                      =======             ========

Earnings Per Share Available to Common........................................    $      0.42          $      0.23
                                                                                     ========            =========

Average Common Shares Outstanding.............................................         22,855               22,793
                                                                                      =======              =======


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)



                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      1997                 1996

Current Assets
   Cash and Cash Equivalents..................................................   $      5,822        $       1,367
   Accounts Receivable........................................................         39,653               67,810
   Inventories................................................................          5,156                8,797
   Other......................................................................          1,788                1,663
                                                                                     --------             --------
     Total Current Assets.....................................................         52,419               79,637
Properties and Equipment (Successful Efforts Method)..........................        480,683              480,511
Other Assets..................................................................            685                1,193
                                                                                     --------             --------
                                                                                 $    533,787        $     561,341
                                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable...........................................................   $     39,392        $      56,338
   Accrued Liabilities........................................................         16,425               16,279
                                                                                     --------             --------
     Total Current Liabilities................................................         55,817               72,617
Long-Term Debt................................................................        222,000              248,000
Deferred Income Taxes.........................................................         75,982               69,427
Other Liabilities.............................................................         10,116               10,593
Stockholders' Equity
   Preferred Stock:
     Authorized--5,000,000 Shares of $.10 Par Value
     Issued and Outstanding - $3.125 Cumulative Convertible
       Preferred;  $50  Stated  Value;  692,439  Shares  in 1997  and  1996 - 6%
       Convertible Redeemable Preferred; $50
       Stated Value; 1,134,000 Shares in 1997 and 1996........................            183                  183
   Common Stock:
     Authorized--40,000,000 Shares of $.10 Par Value
     Issued and Outstanding--22,865,078 Shares and
       22,847,345 Shares in 1997 and 1996, Respectively.......................          2,286                2,284
   Additional Paid-in Capital.................................................        243,672              243,283
   Accumulated Deficit........................................................        (76,268)             (85,046)
                                                                                     --------             --------
     Total Stockholders' Equity...............................................        169,873              160,704
                                                                                     --------             --------
                                                                                 $    533,787        $     561,341
                                                                                     ========             ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      1997                  1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income...............................................................    $     11,084         $       6,649
   Adjustment to Reconcile Net Income To Cash
     Provided by Operating Activities:
       Depletion, Depreciation and Amortization.............................          10,504                 9,753
       Impairment of Undeveloped Leasehold..................................             723                   705
       Deferred Income Taxes................................................           6,555                 4,297
       (Gain) Loss on Sale of Assets........................................             (83)               (1,505)
       Exploration Expense..................................................           3,627                 2,353
       Other, Net...........................................................              33                    42
   Changes in Assets and Liabilities:
       Accounts Receivable..................................................          28,157               (11,838)
       Inventories..........................................................           3,641                 1,483
       Other Current Assets.................................................            (125)                  549
       Other Assets.........................................................             508                   (24)
       Accounts Payable and Accrued Liabilities.............................         (16,920)                3,064
       Other Liabilities....................................................            (283)                  554
                                                                                     -------               -------
         Net Cash Provided by Operating Activities..........................          47,421                16,082
                                                                                     -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures.....................................................         (11,582)              (14,337)
   Proceeds from Sale of Assets.............................................             303                 4,468
   Exploration Expense......................................................          (3,627)               (2,353)
                                                                                     -------               -------
         Net Cash Used by Investing Activities..............................         (14,906)              (12,222)
                                                                                     -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of Common Stock.....................................................             246                   165
   Decrease in Debt.........................................................         (26,000)               (1,000)
   Dividends Paid...........................................................          (2,306)               (2,303)
                                                                                     -------               -------
         Net Cash Used by Financing Activities..............................         (28,060)               (3,138)
                                                                                     -------               -------

Net Increase in Cash and Cash Equivalents...................................           4,455                   722
Cash and Cash Equivalents, Beginning of Period..............................           1,367                 3,029
                                                                                     -------               -------
Cash and Cash Equivalents, End of Period....................................    $      5,822         $       3,751
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

2.  PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   1997                   1996
                                                                                          (in thousands)
    Unproved oil and gas properties....................................... $       15,514           $      15,746
    Proved oil and gas properties.........................................        822,778                 811,726
    Gathering and pipeline systems........................................        150,929                 150,910
    Land, building and improvements.......................................          5,240                   5,221
    Other.................................................................         16,107                  16,028
                                                                                ---------               ---------
                                                                                1,010,568                 999,631
    Accumulated depreciation, depletion and amortization..................       (529,885)               (519,120)
                                                                                ---------               ---------
                                                                           $      480,683           $     480,511
                                                                                =========               =========

3.  ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   1997                   1996
                                                                                            (in thousands)
     Accounts Receivable
       Trade accounts....................................................  $       34,883           $     63,458
       Other accounts....................................................           5,399                  5,021
                                                                                  -------                -------
                                                                                   40,282                 68,479
       Allowance for doubtful accounts...................................            (629)                  (669)
                                                                                 --------                -------
                                                                           $       39,653           $     67,810
                                                                                  =======                =======
     Accounts Payable
       Trade accounts....................................................  $        9,889           $     12,277
       Natural gas purchases.............................................           7,138                 20,726
       Royalty and other owners..........................................          11,930                 13,469
       Capital costs.....................................................           4,642                  5,409
       Dividends payable.................................................           1,391                  1,391
       Taxes other than income...........................................           1,053                  1,170
       Other accounts....................................................           3,349                  1,896
                                                                                  -------                -------
                                                                           $       39,392           $     56,338
                                                                                  =======                =======

                           CABOT OIL & GAS CORPORATION

3.  ADDITIONAL BALANCE SHEET INFORMATION, continued

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   1997                   1996
                                                                                            (in thousands)
     Accrued Liabilities
       Employee benefits.................................................   $       2,882           $      4,432
       Taxes other than income...........................................           7,896                  8,407
       Interest payable..................................................           3,998                  2,188
       Other accrued.....................................................           1,649                  1,252
                                                                                  -------               --------
                                                                            $      16,425           $     16,279
                                                                                  =======                =======
     Other Liabilities
       Postretirement benefits other than pension........................   $       1,659           $      1,853
       Accrued pension cost..............................................           4,149                  4,022
       Taxes other than income and other.................................           4,308                  4,718
                                                                                  -------                -------
                                                                            $      10,116           $     10,593
                                                                                  =======                =======

4.   LONG-TERM DEBT

     At March 31, 1997, the Company had borrowed $142 million against an available credit line of $235 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term under this credit facility presently ends in June 1998 and is subject to renewal.

5.   ACCOUNTING FOR LONG-LIVED ASSETS

     The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. If the Company determines that an impairment event has occurred, through either adverse changes or a periodic review, the impairment is made on an economic unit basis. The Company performs a periodic review of all fields to determine if an impairment event has occurred.

Independent Certified Public Accountants' Report on Review of Interim
 Financial Information


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


     We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


                                      Coopers & Lybrand L.L.P.

Houston, Texas
May 13, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following review of operations for the first quarters of 1997 and 1996 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1996.

Overview

       In addition to the substantial up swing in gas prices, the 6% increase in production to 16.0 Bcfe also contributed to the first quarter performance of 1997 with record earnings. Operating cash flows were also up significantly, increasing $31.3 million over the same quarter in 1996. Cash flows from operations funded (1) the $15.2 million of capital and exploration expenditures and (2) a $26.0 million reduction in outstanding debt.

       The Company drilled 17.6 net wells with a success rate of 83% compared to
35.8 net wells and a 91% success rate in the first quarter of 1996. In 1997 the Company plans to drill 157 net wells and spend $79 million in capital and exploration expenditures compared to 154 net wells and $73 million of capital and exploration expenditures in 1996.

       Natural gas production was 15.1 Bcf, up 0.9 Bcf compared to the 1996 first quarter. This production increase was due primarily to new production brought on by the expanded drilling program of 154 net wells in 1996 compared to only 55 net wells drilled in 1995 and to an average of 135 net wells per year over the previous five years.

       The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. While gas prices in most regions of the U.S. were up sharply in January of 1997, gas prices dropped markedly in February and March of 1997, demonstrating significant price volatility in the first quarter of 1997. Consequently, there is considerable uncertainty about gas prices for the remainder of this year and beyond.

       The Company remains focused on the following goals established in 1995 and believes that progress toward these goals is appropriate in the current industry environment, enabling the Company to pursue its strategic objectives over the long term.

       (*) Increase cash flows, using a balance of increased production and reduced costs. Significant progress has been made toward this goal, and the Company expects to be profitable in 1997 if the Henry Hub average price is $1.80 or more, assuming a traditional correlation between Henry Hub prices and prices realized by the Company in its regional markets.

       (*) Maintain reserves per share while increasing production to protect long-term shareholder value. An aggressive 1997 drilling program is designed to result in 1997 production exceeding 1996, while reserves are also expected to increase.

       (*) Reduce debt as a percentage of total capitalization without diluting existing shareholder value. To achieve this goal, project returns will be compared with the marginal cost of debt when deciding whether to reinvest or pay down debt. Other financing alternatives will also be reviewed.

       The preceding paragraphs, discussing the Company's strategic pursuits and goals, contains forward-looking information. See Forward-Looking Information on page 14.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has not determined the impact of these pronouncements on its financial statements.

Financial Condition

       Capital Resources and Liquidity

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Natural gas prices and demand were up significantly in January but trended down in February and March due to milder than normal winter heating in the first quarter of 1997.

       The primary source of cash for the Company during the first quarter of 1997 was from funds generated from operations. Primary uses of cash were funds used in operations, exploration and development expenditures, repayment of debt and dividends.

       The Company had a net cash inflow of $4.5 million in the first quarter of 1997. Net cash inflow from operating and financing activities totalled $19.3 million in the current quarter, sufficiently funding the $15.2 million of capital and exploration expenditures.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    1997                   1996
                                                                                            (in millions)

Cash Flows Provided by Operating Activities...............................    $      47.4             $     16.1
                                                                                   ======                 ======

    Cash flows from operating activities in the 1997 first quarter were higher by $31.3 million compared to the corresponding quarter of 1996 primarily due to higher natural gas prices and favorable changes in working capital.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    1997                   1996
                                                                                            (in millions)
Cash Flows Used by Investing Activities...................................    $      14.9             $     12.2
                                                                                   ======                  =====

    Cash flows used by investing activities in the first quarters of 1997 and 1996 were substantially attributable to capital and exploration expenditures of $15.2 million and $16.7 million, respectively. Proceeds from the sale of certain oil and gas properties in the first quarters of 1997 and 1996 were $0.3 million and $4.5 million, respectively.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    1997                   1996
                                                                                            (in millions)
Cash Flows Used by Financing Activities...................................    $      28.1             $      3.1
                                                                                    =====                 ======

    Cash flows used by financing activities were primarily debt reductions under the Company's revolving credit facility and dividend payments.

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

    The Company's 1997 debt service is projected to be approximately $18.3 million. No principal payments are due in 1997.

    Capitalization information on the Company is as follows:

                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   1997                   1996
                                                                                            (in millions)
Long-Term Debt............................................................    $     222.0             $    248.0
Stockholders' Equity
    Common Stock..........................................................           78.6                   69.4
    Preferred Stock.......................................................           91.3                   91.3
                                                                                   ------                  -----
    Total    .............................................................          169.9                  160.7
                                                                                    -----                  -----

Total Capitalization......................................................    $     391.9             $    408.7
                                                                                    =====                  =====
Debt to Capitalization....................................................           56.7%                  60.7%


    Capital and Exploration Expenditures

    The following table presents major components of capital and exploration expenditures:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                     1997                  1996
                                                                                            (in millions)
     Capital Expenditures
           Drilling and Facilities..........................................   $      10.2             $     11.5
           Leasehold Acquisitions...........................................           1.1                    0.4
           Pipeline and Gathering ..........................................           0.2                    0.2
           Other............................................................           0.1                    0.2
                                                                                     -----                 ------
                                                                                      11.6                   12.3
                                                                                     -----                 ------
           Proved Property Acquisitions.....................................          --                      2.0
     Exploration Expenses...................................................           3.6                    2.4
                                                                                    ------                 ------
           Total............................................................   $      15.2             $     16.7
                                                                                    ======                 ======


     Total capital and exploration expenditures in the first quarter of 1997 decreased $1.5 million compared to the same quarter of 1996, primarily due to weather related delays that slowed drilling activity.

     The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     The Company has a $79.2 million capital and exploration expenditures budget for 1997 which includes $54.0 million for drilling and facilities, $14.9 million for exploration expenses and $1.2 million for proved property acquisitions. Compared to 1996 capital and exploration expenditures, the 1997 budgeted expenditures are up 15%. The Company plans to drill 157 net wells in 1997 compared with 154 net wells drilled in 1996.

     During the first  quarter  of 1997,  the  Company  paid  dividends  of $0.9 million on the Common Stock and $1.4 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending June 30, 1997, to be paid May 30, 1997 to shareholders of record as of May 16, 1997.

     Conclusion

     The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. While the Company's natural gas prices rose sharply in January and trended down in February and March of 1997, the average produced natural gas sales price received in the first quarter of 1997 was up 32% over the first quarter in 1996. The volatility of natural gas prices in recent years remains prevalent in 1997 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1997. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures if prices should return to the depressed levels of 1995.

     While the Company's 1997 plans include a significant increase in capital spending, potentially negative changes in industry conditions might require the Company to adjust its 1997 spending plan to ensure the availability of capital, including, among other things, reductions in capital expenditures or common stock dividends.

     The Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements.

     The  preceding   paragraph  contains   forward-looking   information.   See
Forward-Looking Information on page 14.

Results of Operations

     For the purpose of reviewing the Company's results of operations, "Net Income" is defined as net income available to common shareholders.

     Selected Financial and Operating Data

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     1997                   1996
                                                                                   (in millions, except where noted)

Net Operating Revenues......................................................   $      52.8             $     41.2
Operating Expenses..........................................................          30.2                   26.8
Operating Income............................................................          22.7                   15.9
Interest Expense............................................................           4.6                    4.8
Net Income..................................................................           9.7                    5.3
Earnings Per Share..........................................................   $      0.42             $     0.23

Natural Gas Production (Bcf)
     Appalachia.............................................................           6.6                    6.7
     West...................................................................           8.5                    7.5
                                                                                     -----                  -----
     Total Company..........................................................          15.1                   14.2
                                                                                     =====                  =====

Natural Gas Production Sales Prices ($/Mcf)
     Appalachia.............................................................   $      3.71             $     3.00
     West...................................................................   $      2.66             $     1.81
     Total Company..........................................................   $      3.12             $     2.37

Crude/Condensate
     Volume (MBbl)..........................................................           142                     136
     Price $/Bbl............................................................   $     22.59             $    19.55

Brokered Natural Gas Margin
     Volume (Bcf)...........................................................           9.1                    9.4
     Margin $/Mcf...........................................................   $      0.05             $     0.22


     First Quarters of 1997 and 1996 Compared

     Net Income and Revenues. The Company reported net income in the first quarter 1997 of $9.7 million, or $0.42 per share. During the corresponding quarter of 1996, the Company reported net income of $5.3 million, or $0.23 per share. Operating income and operating revenues increased $6.8 million and $11.6 million, respectively. Natural gas made up 89%, or $47.2 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 32% increase in the average natural gas price, and in part by a 6% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in the average natural gas price.

     Natural gas production volume in the Appalachian Region was virtually unchanged at 6.6 Bcf. Natural gas production volume in the Western Region was up
1.0 Bcf to 8.5 Bcf due primarily to new production brought on by drilling in 1996.

     The average Appalachian natural gas production sales price increased $0.71 per Mcf, or 24%, to $3.71, increasing net operating revenues by $4.7 million on
6.6 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.85 per Mcf, or 47%, to $2.66, increasing net operating revenues by $7.2 million on 8.5 Bcf of production. The overall weighted average natural gas production sales price increased $0.75 per Mcf, or 32%, to $3.12.

     Crude oil and condensate sales volumes were up 6 MBbl, or 4%, to 142 MBbl while crude oil prices increased $3.04 per Bbl, or 16%, to $22.59, increasing net operating revenues by approximately $0.4 million.

     The brokered natural gas margin decreased $1.6 million to $0.5 million primarily due to a $0.17 per Mcf decrease in the net margin to $0.05 per Mcf. Brokered gas market conditions in the first quarter of 1996 were exceptionally good. While market conditions in the first quarter of 1997 were less favorable than normal, they were more comparable to the first quarter of 1995 with a $0.07 per Mcf margin.

     Other net operating revenues decreased $0.9 million to $1.9 million due primarily to net miscellaneous revenues in the first quarter of 1996 related to a contract settlement.

     Costs and Expenses. Total costs and expenses from recurring operations increased $3.4 million, or 13%, due primarily to the following:

      (*) Exploration expense increased $1.3 million, or 54%, due to the dry hole expenses related to the expanded exploration activity in the drilling program for 1997.

      (*)  Depreciation,   depletion,   amortization   and  impairment   expense
          increased $0.8 million, or 7%, due to the increase in equivalent production.

      (*) Taxes other than income increased $0.7 million, or 20%, due to the increase in natural gas production revenues.

      (*) General and administrative expenses increased $0.4 million, or 11%, due to the timing of certain compensation expenses which were accrued later in 1996.

     Interest expense declined $0.3 million due to decreases in bank debt.

     Income tax expense was up $2.6 million due to the comparable increase in earnings before income tax.



                                      * * *

     Forward-Looking Information

     The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict," and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              15.1  --  Awareness letter of independent accountants.
              27    --  Article 5. Financial Data Schedule for First Quarter
                         1997 Form 10-Q

       (b)    Reports on Form 8-K
                   None

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CABOT OIL & GAS CORPORATION
                                                (Registrant)




                                         By: /s/ Ray R. Seegmiller
                                         ---------------------------
May 13, 1997                             Ray R. Seegmiller, Executive Vice
                                         President and Chief Operating Officer


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


Re:    Cabot Oil & Gas Corporation
       Registration Statements on Form S-8



We are aware that our report dated May 13, 1997 on our review of the interim consolidated financial information of Cabot Oil & Gas Corporation for the three month period ended March 31, 1997 and 1996 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of Section 7 and 11 of the Act.



                                        Coopers & Lybrand L.L.P.

Houston, Texas
May 13, 1997