Form 10-K/A
period 1996-12-31
CABOT OIL & GAS CORP
filed 1997-06-30
CIK 858470

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

                         Commission File Number 1-10447

                          CABOT OIL & GAS CORPORATION
             (Exact name of registrant as specified in it charter)

                         DELAWARE              04-3072771
                 (State of incorporation) (IRS Employer ID No.)

    15375 Memorial Drive, Houston, Texas 77079       (281) 589-4600
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


June 27, 1997