Form 10-Q
period 1997-06-30
CABOT OIL & GAS CORP
filed 1997-08-14
CIK 858470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   ----------
                                    FORM 10-Q



( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended    June 30, 1997


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

         As of July 31, 1997, there were 22,876,776 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                                                                 Page
   Item 1.  Financial Statements

      Condensed Consolidated Statement of Operations for the Three and Six Months
        Ended June 30, 1997 and 1996.....................................................................        3

      Condensed Consolidated Balance Sheet at June 30, 1997 and December 31, 1996........................        4

      Condensed Consolidated Statement of Cash Flows for the Three and Six Months
        Ended June 30, 1997 and 1996.....................................................................        5

      Notes to Condensed Consolidated Financial Statements...............................................        6

      Independent Certified Public Accountants' Report on Review of
        Interim Financial Information....................................................................        8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................        9


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.............................................................       17

Signature  ..............................................................................................       18

                           CABOT OIL & GAS CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                          JUNE 30,
                                                              --------------------------      -------------------------
                                                                1997              1996            1997            1996
                                                               -------          --------      -----------     ---------
NET OPERATING REVENUES
   Natural Gas Production.....................................$  33,301      $   31,258       $   80,486    $    64,864
   Crude Oil & Condensate.....................................    2,946           2,939            6,150          5,598
   Brokered Natural Gas Margin................................      932           1,123            1,429          3,214
   Other......................................................    2,228           2,026            4,134          4,868
                                                               --------        --------         --------        -------
   ...........................................................   39,407          37,346           92,199         78,544
OPERATING EXPENSES
   Direct Operations..........................................    7,364           6,603           14,433         13,425
   Exploration................................................    3,281           3,695            6,907          6,048
   Depreciation, Depletion and Amortization...................   10,108          10,261           20,612         20,014
   Impairment of Unproved Properties..........................      723             705            1,446          1,410
   General and Administrative.................................    4,700           4,322            8,856          8,060
   Taxes Other Than Income....................................    3,485           3,113            7,567          6,518
                                                                -------         -------           ------         ------
   ...........................................................   29,661          28,699           59,821         55,475
Gain (Loss) on Sale of Assets.................................      267             (32)             350          1,474
                                                                --------      ---------          -------       --------
INCOME FROM OPERATIONS........................................   10,013           8,615           32,728         24,543
Interest Expense..............................................    4,358           4,780            8,919          9,628
                                                                -------        --------           -------       -------
Income Before Income Taxes....................................    5,655           3,835           23,809         14,915
Income Tax Expense ...........................................    2,309           1,591            9,378          6,022
                                                                -------        --------          -------        -------
NET INCOME ...................................................    3,346           2,244           14,431          8,893
Dividend Requirement on Preferred Stock.......................    1,391           1,391            2,783          2,783
                                                                -------        --------         --------        -------
Net Income Applicable to Common Stockholders..................$   1,955      $      853       $   11,648    $     6,110
                                                                =======        ========          =======        =======

Earnings Per Share Applicable to Common.......................$    0.09       $    0.04       $     0.51      $    0.27
                                                                =======         =======         ========       ========

Average Common Shares Outstanding.............................   22,870          22,798           22,863         22,795
                                                                =======         =======         ========        =======

                           CABOT OIL & GAS CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)


                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1997                 1996
                                                                                 ------------         -------------
ASSETS
Current Assets
   Cash and Cash Equivalents..................................................   $        442         $      1,367
   Accounts Receivable........................................................         34,206               67,810
   Inventories................................................................          5,684                8,797
   Other......................................................................          2,203                1,663
                                                                                    ---------            ---------
     Total Current Assets.....................................................         42,535               79,637
Properties and Equipment (Successful Efforts Method)..........................        489,883              480,511
Other Assets..................................................................            813                1,193
                                                                                    ---------            ---------
                                                                                 $    533,231         $    561,341
                                                                                     ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current Portion of Long-term Debt.......................................... $       16,000          $        --
   Accounts Payable...........................................................         37,487               56,338
   Accrued Liabilities........................................................         14,280               16,279
                                                                                    ---------            ---------
     Total Current Liabilities................................................         67,767               72,617
Long-Term Debt................................................................        207,000              248,000
Deferred Income Taxes.........................................................         77,609               69,427
Other Liabilities.............................................................          9,365               10,593
Stockholders' Equity
   Preferred Stock:
     Authorized--5,000,000 Shares of $.10 Par Value
     Issued and Outstanding - $3.125 Cumulative Convertible
       Preferred;  $50  Stated  Value;  692,439  Shares  in 1997  and  1996 - 6%
       Convertible Redeemable Preferred; $50
       Stated Value; 1,134,000 Shares in 1997 and 1996........................            183                  183
   Common Stock:
     Authorized--40,000,000 Shares of $.10 Par Value
     Issued and Outstanding--22,876,776 Shares and
       22,847,345 Shares in 1997 and 1996, Respectively.......................          2,287                2,284
   Additional Paid-in Capital.................................................        244,250              243,283
   Accumulated Deficit........................................................        (75,230)             (85,046)
                                                                                    ---------            ---------
     Total Stockholders' Equity...............................................        171,490              160,704
                                                                                     --------             --------
                                                                                 $    533,231        $     561,341
                                                                                     ========             ========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                              --------------------------      ---------------------
                                                                  1997            1996          1997         1996
                                                               --------         --------      --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income.............................................    $   3,346       $   2,244   $    14,431   $    8,893
   Adjustment to Reconcile Net Income To Cash
     Provided by Operating Activities
      Depletion, Depreciation and Amortization............       10,108          10,261        20,612       20,014
      Impairment of Undeveloped Leasehold.................          723             705         1,446        1,410
      Deferred Income Taxes...............................        1,628           1,258         8,183        5,555
      (Gain) Loss on Sale of Assets.......................         (267)             32          (350)      (1,474)
      Exploration Expense.................................        3,281           3,695         6,907        6,048
      Other, Net..........................................          251              52           285           96
   Changes in Assets and Liabilities:
      Accounts Receivable.................................        5,446          17,810        33,603        5,972
      Inventories.........................................         (528)           (787)        3,114          696
      Other Current Assets................................         (415)           (785)         (540)        (236)
      Other Assets........................................         (128)             18           379           (6)
      Accounts Payable and Accrued Liabilities............       (4,162)        (14,795)      (21,084)     (11,731)
      Other Liabilities...................................         (498)            413          (780)         967
                                                               --------        --------      --------     --------
          Net Cash Provided by Operating Activities.......       18,785          20,121        66,206       36,204
                                                               --------        --------      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures...................................      (20,223)         (9,577)      (31,805)     (23,914)
   Proceeds from Sale of Assets...........................          480             (60)          783        4,408
   Exploration Expense....................................       (3,281)         (3,695)       (6,907)      (6,048)
                                                               --------         -------      --------      -------
          Net Cash Used by Investing Activities...........      (23,024)        (13,332)      (37,929)     (25,554)
                                                                -------         -------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of Common Stock...................................          165              63           410          228
   Increase in Debt.......................................        1,000              --         1,000           --
   Decrease in Debt.......................................           --          (5,000)      (26,000)      (6,000)
   Dividencs Paid.........................................       (2,306)         (2,303)       (4,612)      (4,607)
                                                             ----------        ---------     --------     --------
          Net Cash Used by Financing Activities...........       (1,141)         (7,240)      (29,202)     (10,379)
                                                             ----------        ---------     --------      -------

Net Increase (Decrease) in Cash and Cash Equivalents......       (5,380)           (451)         (925)         271
Cash and Cash Equivalents, Beginning of Period............        5,822           3,751         1,367        3,029
                                                               --------         -------     ---------      -------
Cash and Cash Equivalents, End of Period..................    $     442       $   3,300   $       442    $   3,300
                                                               ========        ========    ==========     ========


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

2.  PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   1997                   1996
                                                                                         (in thousands)

    Unproved oil and gas properties....................................... $       16,446           $      15,746
    Proved oil and gas properties.........................................        836,001                 811,726
    Gathering and pipeline systems........................................        152,081                 150,910
    Land, building and improvements.......................................          5,255                   5,221
    Other.................................................................         16,622                  16,028
                                                                              -----------               ---------
                                                                                1,026,405                 999,631
    Accumulated depreciation, depletion and amortization..................       (536,522)               (519,120)
                                                                               ----------                --------
                                                                           $      489,883           $     480,511
                                                                               ==========                ========

3.  ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   1997                   1996
                                                                                          (in thousands)
     Accounts Receivable
       Trade accounts....................................................  $       29,003           $     63,458
       Other accounts....................................................           5,832                  5,021
                                                                                  -------                -------
                                                                                   34,835                 68,479
       Allowance for doubtful accounts...................................            (629)                  (669)
                                                                                 --------                -------
                                                                           $       34,206           $     67,810
                                                                                  =======                =======
     Accounts Payable
       Trade accounts....................................................  $        9,865           $     12,277
       Natural gas purchases.............................................           7,244                 20,726
       Royalty and other owners..........................................          10,503                 13,469
       Capital costs.....................................................           5,109                  5,409
       Dividends payable.................................................           1,391                  1,391
       Taxes other than income...........................................             854                  1,170
       Other accounts....................................................           2,521                  1,896
                                                                                  -------                -------
                                                                           $       37,487           $     56,338
                                                                                  =======                =======

                           CABOT OIL & GAS CORPORATION

3.  ADDITIONAL BALANCE SHEET INFORMATION, continued

                                                                                 JUNE 30,            DECEMBER  31,
                                                                                   1997                   1996
                                                                                           (in thousands)

       Accrued Liabilities
       Employee benefits.................................................   $       3,303           $      4,432
       Taxes other than income...........................................           8,278                  8,407
       Interest payable..................................................           1,888                  2,188
       Other accrued.....................................................             811                  1,252
                                                                                  -------                -------
                                                                            $      14,280           $     16,279
                                                                                   ======                =======
     Other Liabilities
       Postretirement benefits other than pension........................   $       1,404           $      1,853
       Accrued pension cost..............................................           3,657                  4,022
       Taxes other than income and other.................................           4,304                  4,718
                                                                                  -------                -------
                                                                            $       9,365           $     10,593
                                                                                  =======                =======

4.   LONG-TERM DEBT

     At June 30, 1997, the Company had borrowed $143 million against an available credit line of $235 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term under this credit facility presently ends in June 1999 and is subject to renewal.

5.   ACCOUNTING FOR LONG-LIVED ASSETS

     The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995. If the Company determines that an impairment event has occurred, through either adverse changes or a periodic review, the impairment is made on an economic unit basis. The Company performs a review of all fields each year to determine if an impairment event has occurred.


6.   GREEN RIVER BASIN ACQUISITION

     In July 1997, the Company entered into a definitive agreement to purchase certain oil and gas properties located in the Green River Basin of Wyoming from Equitable Resources Energy Company for $44 million. The transaction is expected to close early in the fourth quarter. Refer to the Overview section of Management's Discussion and Analysis of Financial Condition on page 9 for further discussion.

Independent Certified Public Accountants' Report on Review of Interim Financial
 Information


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


     We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 13, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following review of operations for the second quarter and six months of 1997 and 1996 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1996.

Overview

     For the first half of 1997, a substantial improvement in gas prices, coupled with a 7% increase in production to 33.0 Bcfe were primarily responsible for record earnings. Operating cash flows were also up significantly, increasing $30.0 million over the first half of 1996. Cash flows from operations funded $38.7 million of capital and exploration expenditures, as well as allowing a $25.0 million reduction in outstanding debt.

       The Company drilled 73.5 net wells with a success rate of 87% compared to
70.9 net wells and a 81% success rate in the first half of 1996. For the entire year of 1997 the Company plans to drill 157 net wells and spend $79 million in capital and exploration expenditures compared to 154 net wells and $73 million of capital and exploration expenditures in 1996.

       Natural gas production was 31.1 Bcf, up 2.1 Bcf compared to the 1996 first half. The production increase was due primarily to new production brought on by the expanded 1996 drilling program of 154 net wells in 1996 compared to only 55 net wells drilled in 1995.

       In July 1997, the Company entered into a definitive agreement to purchase certain oil and gas properties located in the Green River Basin of Wyoming ("Green River Acquisition") from Equitable Resources Energy Company for $44 million in cash. The Green River Acquisition includes approximately 74 Bcfe of proved reserves, interests in 65 wells, estimated initial net daily production of 10 Mmcfe and nearly 70 potential drilling locations. The transaction is expected to close early in the fourth quarter and will be funded initially through the Company's revolving credit facility.

       Energy commodity prices, particularly the price of natural gas, are a significant factor in the Company's financial performance. While gas prices in most regions of the U.S. were up sharply in January 1997 compared to December 1996, prices dropped markedly in February and March of 1997, demonstrating significant price volatility in the first quarter of 1997. During the second quarter of 1997, gas prices rebounded in May and June with prices in most regions reaching levels comparable or favorable to May and June prices of 1996. Given the price variations experienced in recent years, there is considerable uncertainty about gas prices for the remainder of this year and beyond.

       The Company remains focused on its growth strategies through the drill bit, synergistic acquisitions and exploitation of its marketing abilities. Management believes that these strategies are appropriate in the current industry environment, enabling the Company to add shareholder value over the long term.

       The preceding paragraph, discussing the Company's strategic objectives, contains forward-looking information. See Forward-Looking Information on page 16.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information About Capital Structure ("SFAS 129"). The Company expects to adopt these statements effective December 31, 1997. While SFAS 128 simplifies the computation of earnings per share for companies with a complex capital structure by replacing primary and fully diluted presentations with the new basic and diluted disclosures, it is not expected to significantly impact the Company's disclosure because the Company has a simple capital structure. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has not determined the impact of this pronouncement on its financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company expects to adopt these statements effective the year ended December 31, 1998.

       SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company does not believe this pronouncement will have a material impact on its financial statements.

       SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This pronouncement is not expected to significantly impact disclosure requirements because the Company is operating as a single business segment.

Financial Condition

       Capital Resources and Liquidity

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Natural gas demand and, consequently prices, were up significantly in January 1997 but trended down in February and March due to milder than normal winter heating. Second quarter gas prices strengthened compared to March prices and were comparable to the second quarter price levels of 1996.

       The primary source of cash for the Company during the first half of 1997 was from funds generated from operations. Primary uses of cash were funds used in operations, exploration and development expenditures, repayment of debt and the payment of dividends.

       The Company had a net cash outflow of $0.9 million in the first half of 1997. Net cash inflow from operating and financing activities totalled $37.0 million in the current half, substantially funding the $38.7 million of capital and exploration expenditures.


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    1997                   1996
                                                                                            (in millions)

Cash Flows Provided by Operating Activities...............................    $      66.2             $     36.2
                                                                                   ======                 ======

    Cash flows from operating activities in the 1997 first half were higher by $30.0 million compared to the corresponding period of 1996 primarily due to higher natural gas production and prices, as well as favorable changes in working capital.

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     1997                  1996
                                                                                            (in millions)
Cash Flows Used by Investing Activities...................................    $      37.9             $     25.6
                                                                                   ======                 ======

    Cash flows used by investing activities in the first half of 1997 and 1996 were substantially attributable to capital and exploration expenditures of $38.7 million and $30.0 million, respectively. Proceeds from the sale of certain oil and gas properties in the first half of 1997 and 1996 were $0.8 million and $4.4 million, respectively.

                                                                                       SIX  MONTHS ENDED JUNE 30,
                                                                                     1997                  1996
                                                                                            (in millions)

Cash Flows Used by Financing Activities...................................    $      29.2             $     10.4
                                                                                   ======                  =====

    Cash flows used by financing activities were primarily debt reductions under the Company's revolving credit facility and dividend payments.

    The Company has a revolving credit facility of $235 million which is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term of the credit facility runs to June 1999. Management believes that the Company has the ability to finance, if necessary, its capital requirements, including acquisitions.

    The Company's 1997 interest expense is projected to be approximately $18.3 million. No principal payments are due in 1997. A $16 million principal payment is due in 1998 on the Company's 12-year 10.18% Notes.

    Capitalization information on the Company is as follows:

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1997                  1996
                                                                                           (in millions)
Long-Term Debt (1)........................................................    $     223.0             $    248.0
Stockholders' Equity
    Common Stock..........................................................           80.2                   69.4
    Preferred Stock.......................................................           91.3                   91.3
                                                                                   ------                  -----
    Total    .............................................................          171.5                  160.7
                                                                                    -----                  -----

Total Capitalization......................................................    $     394.5             $    408.7
                                                                                    =====                  =====
Debt to Capitalization....................................................           56.5%                  60.7%
-------
(1) Includes $16 million in current portion of long-term debt.

    Capital and Exploration Expenditures

    The following table presents major components of capital and exploration expenditures:

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    1997                  1996
                                                                                            (in millions)

           Capital Expenditures
           Drilling and Facilities..........................................   $      27.3             $     19.5
           Leasehold Acquisitions...........................................           2.6                    1.4
           Pipeline and Gathering ..........................................           1.3                    0.5
           Other............................................................           0.6                    0.2
                                                                                     -----                 ------
                                                                                      31.8                   21.6
                                                                                      ----                  -----
           Proved Property Acquisitions.....................................           --                     2.4
     Exploration Expenses...................................................           6.9                    6.0
                                                                                    ------                 ------
           Total............................................................   $      38.7             $     30.0
                                                                                     =====                  =====

     Total capital and exploration expenditures in the first half of 1997 increased $8.7 million compared to the same half of 1996, primarily due to the overall increased capital spending program planned for 1997.

     The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     The Company has a $79.2 million capital and exploration expenditures budget for 1997, an increase of 17% compared to 1996. This budget excludes the Green River Acquisition. The Company plans to drill 157 net wells in 1997 compared with 154 net wells drilled in 1996.

     During the first half of 1997, the Company paid dividends of $1.8 million on the Common Stock and $2.8 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending June 30, 1997, to be paid August 29, 1997 to shareholders of record as of August 15, 1997.

     Conclusion

     The Company's financial results depend upon many factors. Two important factors are the price of natural gas, and the Company's ability to market gas on economically attractive terms. While the natural gas prices rose sharply in January and trended down in February and March of 1997, the average produced natural gas sales price received in the first quarter of 1997 was up 32% over the first quarter in 1996. Gas prices for the first half were up 16% compared to the first half of 1996. The volatility of natural gas prices in recent years remains prevalent in 1997 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1997. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures if prices should return to the depressed levels of 1995.

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

     The  preceding   paragraph  contains   forward-looking   information.   See
Forward-Looking Information on page 16.

Results of Operations

     For the purpose of reviewing the Company's results of operations, "Net Income" is defined as net income available to common shareholders.

     Selected Financial and Operating Data

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                   1997            1996           1997         1996
                                                                 -------         -------       --------     ---------
                                                                             (in millions, except where noted)

Net Operating Revenues...................................   $      39.4     $      37.3       $    92.2     $   78.5
Operating Expenses.......................................          29.7            28.7            59.8         55.5
Operating Income.........................................          10.0             8.6            32.7         24.5
Interest Expense.........................................           4.4             4.8             8.9          9.6
Net Income...............................................           2.0             0.9            11.6          6.1
Earnings Per Share.......................................          0.09            0.04            0.51         0.27

Natural Gas Production (Bcf)
     Appalachia..........................................           6.7             6.5            13.4         13.2
     West................................................           9.3             8.4            17.7         15.8
     Total Company.......................................          16.0            14.9            31.1         29.0

Natural Gas Production Sales Prices ($/Mcf)
     Appalachia..........................................          2.38            2.51            3.04         2.76
     West................................................          1.87            1.79            2.25         1.80
     Total Company.......................................          2.08            2.10            2.59         2.23

Crude/Condensate
     Volume (Mbbl).......................................           153             143             295          279
     Price $/Bbl.........................................         19.24           20.53           20.85        20.05

Brokered Natural Gas Margin
     Volume (Bcf)........................................           6.5             7.3            15.6         16.7
     Margin $/Mcf........................................          0.14            0.15            0.09         0.19


     Second Quarters of 1997 and 1996 Compared

     Net Income and Revenues. The Company reported net income in the second quarter 1997 of $2.0 million, or $0.09 per share. During the corresponding quarter of 1996, the Company reported net income of $0.9 million, or $0.04 per share. Operating income and operating revenues increased $1.4 million and $2.1 million, respectively. Natural gas made up 85%, or $33.3 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 7% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in natural gas production.

     Natural gas production  volume in the Appalachian  Region was up 0.2 Bcf to
6.7 Bcf.  Natural gas production  volume in the Western Region was up 0.9 Bcf to
9.3 Bcf due primarily to new production brought on by drilling in 1996 and early 1997.

     The average Appalachian natural gas production sales price decreased $0.13 per Mcf, or 5%, to $2.38, reducing net operating revenues by $0.9 million on 6.7 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.08 per Mcf, or 4%, to $1.87, improving net operating revenues by $0.7 million on 9.3 Bcf of production. The overall weighted average natural gas production sales price decreased $0.02 per Mcf to $2.08.

     The brokered natural gas margin decreased $0.2 million to $0.9 million primarily due to a 0.8 Bcf drop in brokered volume and in part to a $0.01 per Mcf decrease in the net margin to $0.14 per Mcf.

     Costs and Expenses. Total costs and expenses from operations increased $1.0 million, or 3%, due primarily to the following:

      (*)  Direct Operations expense increased $0.8 million,  or 12%, due to the
          timing  of  workovers,   surface  and   sub-surface   maintenance  and
          compressor overhauls performed in the second quarter of 1997 as compared to the third and fourth quarters in 1996.

      (*) Exploration expense decreased $0.4 million, or 11%, due to lower dry hole expenses offset in part by higher geological and geophysical costs.

      (*) Taxes other than income increased $0.3 million, or 12%, due to the increase in natural gas production revenues.

      (*) General and administrative expenses increased $0.4 million, or 9%, due to the timing of certain compensation expenses which were accrued later in 1996.

     Interest expense declined $0.4 million due to decreases in bank debt.

     Income tax expense was up $0.7 million due to the comparable increase in earnings before income tax.

Six Months of 1997 and 1996 Compared

     Net Income and Revenues. The Company reported net income in the first half 1997 of $11.6 million, or $0.51 per share. During the corresponding half of 1996, the Company reported net income of $6.1 million, or $0.27 per share. Operating income and operating revenues increased $8.2 million and $13.7 million, respectively. Natural gas made up 87%, or $80.5 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 16% increase in the average natural gas price, and by a 7% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in natural gas production and prices.

     Natural gas production volume in the Appalachian Region was virtually flat at 13.4 Bcf. Natural gas production volume in the Western Region was up 1.9 Bcf to 17.7 Bcf due primarily to new production brought on by drilling in 1996 and early 1997.

     The average Appalachian natural gas production sales price increased $0.28 per Mcf, or 10%, to $3.04, increasing net operating revenues by $3.7 million on
13.4 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.45 per Mcf, or 25%, to $2.25, increasing net operating revenues by $8.0 million on 17.7 Bcf of production. The overall weighted average natural gas production sales price increased $0.36 per Mcf, or 16%, to $2.59.

     Crude oil and condensate sales volumes were up 16 MBbl, or 6%, to 295 MBbl while crude oil prices increased $0.80 per Bbl, or 4%, to $20.85, increasing net operating revenues by approximately $0.6 million.

     The brokered natural gas margin decreased $1.8 million to $1.4 million primarily due to a softening of $0.10 per Mcf in the net margin to $0.09 per Mcf. Brokered gas market conditions in the first half of 1996, particularly in the first quarter, were exceptionally good. While market conditions in the first half of 1997 were less favorable than normal, they were more comparable to the first half of 1995 which reported an $0.08 per Mcf margin.

     Other net operating revenues decreased $0.7 million to $4.1 million due primarily to net miscellaneous revenues in the first half of 1996 related primarily to a contract settlement.

     Costs and Expenses. Total costs and expenses from operations increased $4.3 million, or 8%, due primarily to the following:

      (*)  Direct Operations  expense increased $1.0 million,  or 8%, due to the timing of workovers, surface and sub-surface maintenance and compressor overhauls performed in the first half of 1997 as compared to the second half in 1996.

      (*) Exploration expense increased $0.9 million, or 14%, due to the dry hole expenses related to the expanded exploration activity in the drilling program for 1997.

      (*)  Depreciation,   depletion,   amortization   and  impairment   expense
          increased $0.6 million, or 3%, due to the increase in equivalent production.

      (*) Taxes other than income increased $1.0 million, or 16%, due to the increase in natural gas production revenues.

      (*) General and administrative expenses increased $0.8 million, or 10%, due to the timing of certain compensation expenses which were accrued in the later half of 1996.

     Interest expense declined $0.7 million due to decreases in bank debt.

     Income tax expense was up $3.4 million due to the comparable increase in earnings before income tax.


                                    * * *
     Forward-Looking Information

     The statements regarding future financial performance and results and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forwarding-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              15.1  --  Awareness letter of independent accountants.
              27    --  Article 5. Financial Data Schedule for Second Quarter
                         1997 Form 10-Q

       (b)    Reports on Form 8-K
                   None

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CABOT OIL & GAS CORPORATION
                                                (Registrant)



                                        By:   /s/  Edgar J. Milan
                                           ----------------------------------
August 13, 1997                            Edgar J. Milan, Vice President and
                                           Chief Financial Officer

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


Re:    Cabot Oil & Gas Corporation
       Registration Statements on Form S-8



We are aware that our report dated August 13, 1997 on our review of the interim consolidated financial information of Cabot Oil & Gas Corporation for the three-month and six-month periods ended June 30, 1997 and 1996 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of
Section 7 and 11 of the Act.



                                              Coopers & Lybrand L.L.P.

Houston, Texas
August 13, 1997