Form 10-Q
period 1997-09-30
CABOT OIL & GAS CORP
filed 1997-11-10
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   -----------
                                    FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1997


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

         As of October 31, 1997, there were 24,644,261 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                               Page
                                                                                                               ----
Part I.  Financial Information

   Item 1.  Financial Statements

      Condensed Consolidated Statement of Operations for the Three and Nine Months
        Ended September 30, 1997 and 1996................................................................        3

      Condensed Consolidated Balance Sheet at September 30, 1997 and December 31, 1996...................        4

      Condensed Consolidated Statement of Cash Flows for the Three and Nine Months
        Ended September 30, 1997 and 1996................................................................        5

      Notes to Condensed Consolidated Financial Statements...............................................        6

      Independent Certified Public Accountants' Report on Review of
        Interim Financial Information....................................................................        9

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................................................       10


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.............................................................       19

Signature  ..............................................................................................       20

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (In Thousands, Except Per Share Amounts)



                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      SEPTEMBER  30,          SEPTEMBER 30,
                                                                  ----------------------    ---------------------
                                                                     1997         1996        1997         1996
                                                                  ---------    ---------    ---------   ---------
NET OPERATING REVENUES
   Natural Gas Production......................................   $  35,416    $  29,656    $ 115,901   $  94,521
   Crude Oil & Condensate .....................................       2,676        2,598        8,826       8,196
   Brokered Natural Gas Margin ................................       1,053          971        2,484       4,185
   Other ......................................................       1,628        2,272        5,761       7,139
                                                                  ---------    ---------    ---------   ---------
                                                                     40,773       35,497      132,972     114,041
OPERATING EXPENSES
   Direct Operations ..........................................       7,154        6,960       21,587      20,386
   Exploration ................................................       2,966        2,926        9,873       8,974
   Depreciation, Depletion and Amortization ...................      10,647       10,448       31,259      30,462
   Impairment of Unproved Properties ..........................         714          705        2,160       2,115
   General and Administrative .................................       5,011        3,975       13,867      12,033
   Taxes Other Than Income ....................................       3,450        2,889       11,017       9,407
                                                                  ---------    ---------    ---------   ---------
                                                                     29,942       27,903       89,763      83,377
Gain (Loss) on Sale of Assets .................................          (1)         (17)         349       1,456
                                                                  ---------    ---------    ---------   ---------
INCOME FROM OPERATIONS ........................................      10,830        7,577       43,558      32,120
Interest Expense ..............................................       4,614        3,241       13,533      12,869
                                                                  ---------    ---------    ---------   ---------
Income Before Income Taxes ....................................       6,216        4,336       30,025      19,251
Income Tax Expense ............................................       2,536          (29)      11,914       5,993
                                                                  ---------    ---------    ---------   ---------
NET INCOME ....................................................       3,680        4,365       18,111      13,258
Dividend Requirement on Preferred Stock .......................       1,391        1,391        4,175       4,174
                                                                  ---------    ---------    ---------   ---------


Net Income Applicable to Common Stockholders ..................   $   2,289    $   2,974    $  13,936   $   9,084
                                                                  =========    =========    =========   =========

Earnings Per Share Applicable to Common .......................   $    0.10    $    0.13    $    0.61   $    0.40
                                                                  =========    =========    =========   =========


Average Common Shares Outstanding .............................      22,909       22,808       22,878      22,800
                                                                  =========    =========    =========   =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (In Thousands, Except Share Data)



                                                                         SEPTEMBER 30, DECEMBER 31,
                                                                              1997         1996
                                                                           ---------    ---------
ASSETS
Current Assets
   Cash and Cash Equivalents ...........................................   $   1,795    $   1,367
   Accounts Receivable, Net ............................................      36,881       67,810
   Inventories .........................................................       9,104        8,797
   Other ...............................................................       2,346        1,663
                                                                           ---------    ---------
     Total Current Assets ..............................................      50,126       79,637
Properties and Equipment, Net (Successful Efforts Method) ..............     510,169      480,511
Other Assets ...........................................................         918        1,193
                                                                           ---------    ---------
                                                                           $ 561,213    $ 561,341
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Current Portion of Long-Term Debt ...................................   $  16,000    $      --
   Accounts Payable ....................................................      47,247       56,338
   Accrued Liabilities .................................................      16,718       16,279
                                                                           ---------    ---------
     Total Current Liabilities .........................................      79,965       72,617
Long-Term Debt .........................................................     217,000      248,000
Deferred Income Taxes ..................................................      80,610       69,427
Other Liabilities ......................................................       9,261       10,593
Stockholders' Equity
   Preferred Stock:
     Authorized--5,000,000 Shares of $.10 Par Value
     Issued and Outstanding - $3.125 Cumulative Convertible
       Preferred; $50 Stated Value; 692,439 Shares in 1997 and 1996 - 6%
       Convertible Redeemable Preferred; $50 Stated Value;
       1,134,000 Shares in 1997 and 1996 ...............................         183          183
   Common Stock:
     Authorized--40,000,000 Shares of $.10 Par Value
     Issued and Outstanding-- 22,956,538 Shares and
       22,847,345 Shares in 1997 and 1996, Respectively ................       2,294        2,284
   Additional Paid-in Capital ..........................................     245,759      243,283
   Accumulated Deficit .................................................     (73,859)     (85,046)
                                                                           ---------    ---------
     Total Stockholders' Equity ........................................     174,377      160,704
                                                                           ---------    ---------
                                                                           $ 561,213    $ 561,341
                                                                           =========    =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)



                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                      --------------------    --------------------
                                                        1997        1996        1997        1996
                                                      --------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income .....................................   $  3,680    $  4,365    $ 18,111    $ 13,258
   Adjustment to Reconcile Net Income To Cash
     Provided by Operating Activities:
      Depletion, Depreciation and Amortization ....     10,647      10,448      31,259      30,462
      Impairment of Undeveloped Leasehold .........        714         705       2,160       2,115
      Deferred Income Taxes .......................      3,000       1,497      11,183       7,052
      (Gain) Loss on Sale of Assets ...............          1          17        (349)     (1,456)
      Exploration Expense .........................      2,966       2,926       9,873       8,974
      Other, Net ..................................        399          73         683         168
   Changes in Assets and Liabilities:
      Accounts Receivable .........................     (2,675)      1,004      30,929       6,976
      Inventories .................................     (3,420)     (5,388)       (307)     (4,692)
      Other Current Assets ........................       (144)        165        (684)        (71)
      Other Assets ................................       (105)         (5)        275         (10)
      Accounts Payable and Accrued Liabilities ....     12,054         230      (9,029)    (11,503)
      Other Liabilities ...........................        123         495        (658)      1,462
                                                      --------    --------    --------    --------
      Net Cash Provided by Operating Activities ...     27,240      16,532      93,446      52,735
                                                      --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures ...........................    (32,018)    (14,654)    (63,823)    (38,569)
   Proceeds from Sale of Assets ...................        468         340       1,251       4,749
   Exploration Expense ............................     (2,966)     (2,926)     (9,873)     (8,974)
                                                      --------    --------    --------    --------
   Net Cash Used by Investing Activities ..........    (34,516)    (17,240)    (72,445)    (42,794)
                                                      --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of Common Stock ...........................        936         145       1,347         373
   Increase in Debt ...............................     16,000       2,000      17,000       2,000
   Decrease in Debt ...............................     (6,000)     (1,000)    (32,000)     (7,000)
   Dividends Paid .................................     (2,308)     (2,304)     (6,920)     (6,910)
                                                      --------    --------    --------    --------
   Net Cash Provided (Used) by Financing Activities      8,628      (1,159)    (20,573)    (11,537)
                                                      --------    --------    --------    --------

Net Increase (Decrease) in Cash & Cash Equivalents       1,352      (1,867)        428      (1,596)
Cash and Cash Equivalents, Beginning of Period ....        443       3,300       1,367       3,029
                                                      --------    --------    --------    --------
Cash and Cash Equivalents, End of Period ..........   $  1,795    $  1,433    $  1,795    $  1,433
                                                      ========    ========    ========    ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  FINANCIAL STATEMENT PRESENTATION

    During interim periods, Cabot Oil & Gas Corporation (the Company) follows the accounting policies set forth in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results.

    In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

2.  PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           1997           1996
                                                       -----------    -----------
                                                             (in thousands)
Unproved oil and gas properties ....................   $    17,395    $    15,746
Proved oil and gas properties ......................       864,281        811,726
Gathering and pipeline systems .....................       154,193        150,910
Land, building and improvements ....................         5,276          5,221
Other ..............................................        16,901         16,028
                                                       -----------    -----------
                                                         1,058,046        999,631
Accumulated depreciation, depletion and amortization      (547,877)      (519,120)
                                                       -----------    -----------
                                                       $   510,169    $   480,511
                                                       ===========    ===========

3.  ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

                                 SEPTEMBER 30,        DECEMBER 31,
                                      1997               1996
                                 -------------        -----------
                                         (in thousands)
Accounts Receivable
  Trade accounts ................   $ 31,329          $ 63,458
  Other accounts ................      6,181             5,021
                                    --------          --------
                                      37,510            68,479
  Allowance for doubtful accounts       (629)             (669)
                                    --------          --------
                                    $ 36,881          $ 67,810
                                    ========          ========
Accounts Payable
  Trade accounts ................   $  9,618          $ 12,277
  Natural gas purchases .........     11,640            20,726
  Royalty and other owners ......      9,698            13,469
  Capital costs .................     10,156             5,409
  Dividends payable .............      1,391             1,391
  Taxes other than income .......      1,005             1,170
  Other accounts ................      3,739             1,896
                                    --------          --------
                                    $ 47,247          $ 56,338
                                    ========          ========

                           CABOT OIL & GAS CORPORATION

3.  ADDITIONAL BALANCE SHEET INFORMATION, CONTINUED

                                                SEPTEMBER 30,        DECEMBER 31,
                                                     1997                1996
                                                   -------             -------
                                                         (in thousands)
Accrued Liabilities
  Employee benefits .........................      $ 3,741             $ 4,432
  Taxes other than income ...................        8,535               8,407
  Interest payable ..........................        3,750               2,188
  Other accrued .............................          692               1,252
                                                   -------             -------
                                                   $16,718             $16,279
                                                   =======             =======
Other Liabilities
  Post-retirement benefits other than pension      $ 1,179             $ 1,853
  Accrued pension cost ......................        3,784               4,022
  Taxes other than income and other .........        4,298               4,718
                                                   -------             -------
                                                   $ 9,261             $10,593
                                                   =======             =======


4.   LONG-TERM DEBT

     At September 30, 1997, the Company had borrowed $153 million against an available revolving credit line of $235 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term under this credit facility presently ends in June 1999 and is subject to renewal.

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

6.   CONVERSION OF $3.125 PREFERRED STOCK

     On October 13, 1997 the Company converted 692,439 outstanding shares of $3.125 Convertible Preferred Stock into approximately 1,649,000 common shares. The preferred stock became convertible at the Company's option when the Company's common shares closed at or above the $21.00 conversion price of the preferred stock for twenty consecutive trading days. The future impact of the conversion on the Company is a $2.2 million annual increase in net income available to common shareholders as a result of eliminating the preferred dividend.

     The Company issued the $3.125 Convertible Preferred Stock in 1993 to acquire certain properties in the Anadarko area of the west region. After this conversion, the Company will have one remaining issue of outstanding preferred stock which is related to its 1994 acquisition of Washington Energy Resources Company.

7.   PURCHASE AND SALE TRANSACTIONS

     Subsequent to the end of the third quarter, the Company completed two notable asset transactions. Properties in northwest Pennsylvania were sold to Lomak Petroleum Incorporated for $92.5 million. The Company later purchased $44 million in oil and gas producing properties from Equitable Energy Resources. These two transactions will be recorded in a like-kind exchange transaction along with any other potential acquisitions that may qualify. Management anticipates that any net gain or loss related to properties that do not qualify for like-kind exchange treatment will not be significant to the consolidated financial results of the Company. See Overview section on page 10 for further discussion.

8.   PRIVATE PLACEMENT OF SENIOR NOTES

     Since the close of the quarter, the Company has taken steps to replace a portion of its existing borrowings on its revolving credit facility. The Company expects to execute a definitive note agreement in November 1997 for the $100 million private placement of 7.19%, twelve year Senior Notes. The Company's existing $80 million, 10.18% private placement amortizes over five years commencing with a principal payment of $16 million in the second quarter of 1998.

Independent Certified Public Accountants' Report on Review of Interim Financial Information


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


     We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of September 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 7, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following review of operations for the first nine months of 1997 and 1996 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

      For the first nine months of 1997, a substantial improvement in gas prices, coupled with a 10% increase in production to 50.6 Bcfe, were primarily responsible for record earnings. Operating cash flows were also up significantly, increasing $40.7 million over the same period in 1996. Cash flows from operations funded $73.7 million of capital and exploration expenditures as well as allowing a $15 million reduction in outstanding debt.

      The Company drilled 120.8 net wells with a success rate of 90% compared to
115.7 net wells and an 85% success rate in the first nine months of 1996. For the entire year of 1997 the Company plans to drill 161 net wells and spend $93 million in capital and exploration expenditures compared to 154 net wells and $73 million of capital and exploration expenditures in 1996.

      Natural gas production was 47.8 Bcf, up 4.5 Bcf compared to the first nine months of 1996. The production increase was due primarily to the full year benefit of the new production brought on by the expanded 1996 drilling program of 154 net wells compared to only 55 net wells drilled in 1995.

      On October 1, 1997, the Company sold proved reserves and acreage located primarily in Northwest Pennsylvania (the Meadville properties) for $92.5 million to Lomak Petroleum Incorporated. The Meadville properties included 912 wells producing approximately 15 Mmcfe net per day primarily from the Medina formation. A portion of these assets were replaced, in a like-kind exchange transaction, for $44 million in oil and gas producing properties located in the Green River Basin of Wyoming purchased from Equitable Resources Energy Company (the Equitable properties) on October 3, 1997. The purchased properties include approximately 74 Bcfe of reserves, interests in 65 wells with estimated daily net production of 10 Mmcfe and nearly 70 potential drilling locations. This acquisition increases the Company's presence in the Rocky Mountain area by 46%. The remaining cash from the sale of the Meadville properties will be held in escrow to fund acquisitions identified in the fourth quarter, or to reduce the level of borrowings on the revolving line of credit.

      Natural gas production sales prices in the third quarter increased $0.04 per Mcf, or 2%, to $2.12 per Mcf compared to the 1996 third quarter, while natural gas sales prices in the nine month period increased $0.24 per Mcf, or 11%, to $2.42 per Mcf over the comparable period of 1996. The volatility of gas prices has been prevalent in recent years with wide price swings in the day-to-day trading on the Nymex futures market. Although gas prices in most regions of the U.S. were up sharply in January of 1997, prices dropped markedly in February and March of 1997, demonstrating significant price volatility in the first quarter of 1997. During the second quarter of 1997, gas prices rebounded in May and June with prices in most regions reaching levels comparable or favorable to May and June prices of 1996. As the third quarter began, prices fell below 1996 levels. However, by September, prices rebounded well above September 1996 levels. Given this recent history of price fluctuations, there is considerable uncertainty about gas prices for the future periods.

      The Company remains focused on its strategies to grow through the drill bit, from synergistic acquisitions and from exploitation of its marketing abilities. Management believes that these strategies are appropriate in the current industry environment, enabling the Company to add shareholder value over the long term.

      The preceding paragraphs, discussing the Company's strategic objectives and goals, contain forward-looking information. See Forward-Looking Information on page 18.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). The Company expects to adapt these statements effective December 31, 1997. SFAS 128 simplifies the computation of earnings per share for companies with a complex capital structure by replacing primary and fully diluted presentations with the new basic and diluted disclosures. It is not expected to significantly impact the Company's disclosure which reflects a simple capital structure. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company has not determined the impact of these pronouncements on its financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company expects to adapt these statements effective the year ended December 31, 1998.

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


FINANCIAL CONDITION

      CAPITAL RESOURCES AND LIQUIDITY

      The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Natural gas demand and consequently prices were up significantly in January 1997, but trended down in February and March due to milder than normal winter weather. Second quarter gas prices strengthened compared to March prices and were comparable to the second quarter price levels of 1996. Prices dipped slightly in July and August, but by September had risen above 1996 levels. Cooler than normal weather in the north and warmer than normal weather in the south, combined with nuclear outages and ongoing pipeline maintenance have continued to increase demand and restrict supply.

      The primary source of cash for the Company during the first nine months of 1997 was from funds generated from operations. Primary uses of cash were funds used in operations, exploration and development expenditures, repayment of debt and the payment of dividends.

      The Company had a net cash inflow of $0.4 million in the first nine months of 1997. Net cash inflow from operating and financing activities totaled $72.9 million in the current year, funding the $73.7 million of capital and exploration expenditures.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1997                   1996
                                                      --------               -------
                                                               (in millions)
Cash Flows Provided by Operating Activities.......    $   93.4               $  52.7
                                                      ========               =======


      Cash flows from operating activities in the 1997 first nine months were higher by $40.7 million compared to the corresponding period of 1996 primarily due to higher natural gas production and prices, as well as favorable changes in working capital.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1997                   1996
                                                      --------               -------
                                                               (in millions)
Cash Flows Used by Investing Activities...........    $   72.4               $  42.8
                                                      ========               =======

      Cash flows used by investing activities in the first nine months of 1997 and 1996 were substantially attributable to capital and exploration expenditures of $73.7 million and $47.5 million, respectively. Proceeds from the sale of certain oil and gas properties in the first nine months of 1997 and 1996 were $1.3 million and $4.7 million, respectively.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1997                   1996
                                                      --------               -------
                                                               (in millions)
Cash Flows Used by Financing Activities...........    $   20.6               $  11.5
                                                      ========               =======

      Cash flows used by financing activities were primarily debt reductions under the Company's revolving credit facility and dividend payments. During the third quarter of 1997, borrowings against the revolving credit facility increased $10 million primarily to support the drilling program. For the nine month period, this line of debt has been reduced by $15 million primarily as a result of strong operating cash flows.

      The Company has a revolving credit facility of $235 million, which is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term of the credit facility runs to June 1999. Management believes that the Company has the ability to finance, if necessary, its capital requirements, including acquisitions.

      Subsequent to the end of the third quarter, the Company received a commitment from six insurance companies for a $100 million private placement of Senior Notes with a twelve year final maturity and a coupon rate of 7.19%. Proceeds from the Senior Notes will be used to pay down debt on the Company's revolving credit facility. Closing of the transaction is scheduled for November 1997 after the satisfactory completion of a definitive Note Purchase Agreement. The Company's existing $80 million, 10.18% private placement amortizes over five years commencing in 1998. Also in October, the Company completed the conversion of the $3.125 preferred stock into approximately 1,649,000 shares of common stock, eliminating $2.2 million in annual preferred stock dividends.

      The Company's 1997 debt service is projected to be approximately $18.2 million. No principal payments are due in 1997. A $16 million principal payment is due in the second quarter of 1998 on the Company's twelve year 10.18% notes.

      Capitalization information on the Company is as follows:

                              SEPTEMBER 30,      DECEMBER 31,
                                  1997              1996
                                --------          --------
                                       (in millions)
Long-Term Debt (1) .....        $  233.0          $  248.0
Stockholders' Equity (2)
    Common Stock .......            83.1              69.4
    Preferred Stock ....            91.3              91.3
                                --------          --------
    Total ..............           174.4             160.7
                                --------          --------

Total Capitalization ...        $  407.4          $  408.7
                                ========          ========
Debt to Capitalization..            57.2%             60.7%

------
(1) Includes $16 million in current portion of long-term debt at September 30, 1997.

(2) The conversion of the $3.125 preferred stock in the fourth quarter will reduce the preferred stock balance by $34.6 million and increase the balance in common stock by the same amount. There is no effect on the total Stockholders' Equity balance due to this conversion.

      CAPITAL AND EXPLORATION EXPENDITURES

      The following table presents major components of capital and exploration expenditures:

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                   1997           1996
                                                 -------        -------
                                                     (in millions)
Capital Expenditures
           Drilling and Facilities .......       $  50.0        $  30.7
           Leasehold Acquisitions ........           3.3            2.2
           Pipeline and Gathering ........           3.4            2.9
           Other .........................           1.5            0.4
                                                 -------        -------
                                                    58.2           36.2
                                                 -------        -------
           Proved Property Acquisitions...           5.6            2.3
Exploration Expenses .....................           9.9            9.0
                                                 -------        -------
           Total .........................       $  73.7        $  47.5
                                                 =======        =======


     Total capital and exploration expenditures in the first nine months of 1997 increased $26.2 million compared to the same period of 1996, primarily due to the overall increased capital spending program planned for 1997.

     The Company generally funds most of its capital and exploration activities, excluding oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     The Company has $92.6 million of capital and exploration expenditures planned for 1997, an increase of 27% compared to 1996. The Company expects to drill 161 net wells in 1997 compared with 154 net wells drilled in 1996.

     During the first nine months of 1997, the Company paid dividends of $2.7 million on the Common Stock and $4.2 million in aggregate on the $3.125 convertible preferred stock and 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending September 30, 1997, to be paid November 28, 1997 to shareholders of record as of November 14, 1997.


     CONCLUSION

     The Company's financial results depend upon many factors. Two important factors are the price of natural gas, and the Company's ability to market gas on economically attractive terms. While the natural gas prices rose sharply in January and trended down in February and March of 1997, the average produced natural gas sales price received in the first quarter of 1997 was up 32% over the first quarter in 1996. Second quarter prices were comparable to the second quarter price levels of 1996, while third quarter prices have risen above 1996 levels. Gas prices for the first nine months of 1997 were up 11%, or 24 cents per Mcf, over the comparable period in 1996. The volatility of natural gas prices in recent years remains prevalent in 1997 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1997. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures if prices should return to the depressed levels of 1995.

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

     The preceding paragraph contains forward-looking information. See the Forward-Looking Information section on page 18.

RESULTS OF OPERATIONS

     For the purpose of reviewing the Company's results of operations, "Net Income" is defined as net income available to common shareholders.

     SELECTED FINANCIAL AND OPERATING DATA

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                              ---------------------              ---------------------
                                                               1997            1996               1997           1996
                                                              ------          ------             -------      --------
                                                                        (in millions, except where noted)


Net Operating Revenues...................................     $ 40.8          $ 35.5             $ 133.0      $  114.0
Operating Expenses.......................................       29.9            27.9                89.8          83.4
Operating Income.........................................       10.8             7.6                43.6          32.1
Interest Expense.........................................        4.6             3.2                13.5          12.9
Net Income...............................................        2.3             3.0                13.9           9.1
Earnings Per Share.......................................       0.10            0.13                0.61          0.40

Natural Gas Production (Bcf)
     Appalachia..........................................        6.5             6.6                19.9          19.8
     West................................................       10.2             7.6                27.9          23.5
                                                              ------          ------             -------      --------
     Total Company.......................................       16.7            14.2                47.8          43.3

Natural Gas Production Sales Prices ($/Mcf)
     Appalachia..........................................       2.57            2.31                2.88          2.61
     West................................................       1.90            1.89                2.13          1.83
     Total Company.......................................       2.12            2.08                2.42          2.18

Crude/Condensate
     Volume (Mbbl).......................................        139             124                 434           403
     Price $/Bbl.........................................      19.57           20.92               20.45         20.32

Brokered Natural Gas Margin
     Volume (Bcf)........................................        9.2             8.5                24.8          25.2
     Margin $/Mcf........................................       0.11            0.11                0.10          0.16


     THIRD QUARTERS OF 1997 AND 1996 COMPARED

     Net Income and Revenues   The Company reported net income in the third
quarter of 1997 of $2.3 million, or $0.10 per share. During the corresponding quarter of 1996, the Company reported net income of $3.0 million, or $0.13 per share which included a one-time tax refund of $2.6 million. Excluding this non-recurring item, net income for the third quarter of 1996 was $0.4 million, or $0.02 per share. Operating income and operating revenues increased $3.3 million and $5.3 million, respectively. Natural gas made up 87%, or $35.4 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 18% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in natural gas production.

      Natural gas production volume in the Appalachian Region was virtually unchanged at 6.5 Bcf. Natural gas production volume in the Western Region was up
2.6 Bcf to 10.2 Bcf due primarily to new production brought on by drilling since 1995.

      The average Appalachian natural gas production sales price increased $0.26 per Mcf, or 11%, to $2.57, increasing net operating revenues by $1.7 million on
6.5 Bcf of production. In the Western Region, the average natural gas production sales price increased slightly to $1.90 per Mcf, increasing net operating revenues by $0.1 million on 10.2 Bcf of production. The overall weighted average natural gas production sales price increased $0.04 per Mcf, or 2%, to $2.12.

      Crude oil and condensate sales volumes were up 15 Mbbl, or 12%, to 139 Mbbl while crude oil prices decreased $1.35 per Bbl, or 6%, to $19.57, increasing net operating revenues by approximately $0.1 million.

      The brokered natural gas margin increased $0.1 million to $1.1 million due to an increase in volume of 0.7 Bcf, or 8%, to 9.2 Bcf. The net margin remained flat at $0.11 per Mcf. During the first half of 1997, the Company experienced less favorable than normal market conditions. However, the third quarter has seen improving volumes and a slightly better price.

      Other net operating revenues decreased $0.6 million to $1.6 million due primarily to $0.7 million in non-recurring miscellaneous revenues in the third quarter of 1996 related to the settlement of a claim.

      Operating Costs and Expenses   Total costs and expenses from recurring
operations increased $2.0 million, or 7%, due primarily to the following:

      o Direct costs of operations increased $0.2 million primarily due to costs associated with the consolidation of two regional offices.

      o Depreciation, depletion, amortization and impairment expense was up slightly from 1996. However, expense per Mcf equivalent decreased for the third quarter compared to the same period in 1996 due to the higher base of reserve levels created by the success of the 1997 drilling program.

      o Taxes other than income increased $0.6 million, or 19%, due to the increase in natural gas production revenues.

      o General and administrative expenses increased $1.0 million, or 26%, due to $0.4 million of increased non-cash stock compensation expense, $0.1 million related to office relocation expenses and a favorable fringe benefit adjustment that lowered 1996 third quarter expenses by $0.3 million.

      Interest expense increased $1.4 million primarily due to $1.3 million in interest received in the third quarter of 1996 on a one-time tax refund.

      Income tax expense increased $2.6 million due to the one-time tax refund received in the third quarter of 1996 for percentage depletion claimed for certain periods prior to 1990.

      NINE MONTHS OF 1997 AND 1996 COMPARED

      Net Income and Revenues   The Company reported net income in the first
nine months of 1997 of $13.9 million, or $0.61 per share. During the corresponding period of 1996, the Company reported net income of $9.1 million, or $0.40 per share, including a $2.6 million one-time tax refund. Operating income and operating revenues increased $11.4 million and $18.9 million, respectively. Natural gas made up 87%, or $115.9 million, of operating revenue. The increase in net operating revenue was driven primarily by a 11% increase in the average natural gas price, and by a 10% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in natural gas production and prices.

      Natural gas production volume in the Appalachian Region was up slightly at
19.9 Bcf. Natural gas production volume in the Western region was up 4.4 Bcf, or 19%, to 27.9 Bcf due primarily to new production brought on by drilling in 1996 and early 1997.

      The average Appalachian natural gas production sales price increased $0.27 per Mcf, or 10%, to $2.88, increasing net operating revenues by $5.4 million on
19.9 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.30 per Mcf, or 16%, to $2.13, increasing net operating revenues by $8.4 million on 27.9 Bcf of production. The overall weighted average natural gas production sales price increased $0.24 per Mcf, or 11%, to $2.42.

      Crude oil and condensate sales volumes were up 31 Mbbl, or 8%, to 434 Mbbl while crude prices increased $0.13 per Bbl, or 1%, to $20.45, increasing net operating revenues by approximately $0.1 million.

      The brokered natural gas margin decreased $1.7 million to $2.5 million primarily due to a softening of $0.06 per Mcf in the net margin to $0.10 per Mcf. Brokered gas market conditions in 1996, particularly in the first quarter, were exceptionally good. While market conditions in the first half of 1997 were less favorable than normal, prices in the third quarter have returned to the 1996 level.

      Other net operating revenues decreased $1.4 million to $5.8 million due primarily to net miscellaneous revenues in 1996 related to a contract settlement.

      Operating Costs and Expenses   Total costs and expenses from operations
increased $6.4 million, or 8%, due primarily to the following:

      o Direct Operations expense increased $1.2 million, or 6%, due the timing of workovers and lease maintenance performed later in 1996 than in 1997, and costs associated with the consolidation of two regional offices.

      o Exploration expense increased $0.9 million, or 10%, due to the dry hole expenses related to the expanded exploration activity in the drilling program for 1997.

      o Depreciation, depletion, amortization and impairment expense increased $0.8 million, or 3%, due to the increase in equivalent production.

      o Taxes other than income increased $1.6 million, or 17%, due primarily to the increase in natural gas production revenues.

      o General and administrative expenses increased $1.8 million, or 15%, primarily due to $0.5 million associated with the timing of the incentive compensation expenses which were accrued in the later part of 1996, $0.7 million of increased non-cash stock compensation expense, $0.3 million related to a favorable fringe benefit adjustment in 1996 and $0.1 million for accrued office relocation expense.

      Interest expense increased $0.7 million due to last year's results reflecting the benefit of $1.3 million of interest received on the one-time tax refund in the third quarter of 1996. Decreases in bank debt in 1997 partially offset the overall increase.

      Excluding the one-time tax refund of $1.8 million received in 1996, income tax expense was up $4.1 million due to the increase in earnings before income tax.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              15.1 -- Awareness letter of independent accountants.
              27   -- Article 5. Financial Data Schedule for Third Quarter
                      1997 Form 10-Q

       (b)    Reports on Form 8-K
                   None

SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CABOT OIL & GAS CORPORATION
                                   (Registrant)



                               By: /s/ Edgar J. Milan
                                  --------------------------------------------
November 10, 1997              Edgar J. Milan, Chief Financial Officer

                               (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

                               INDEX TO EXHIBITS


Exhibit No.           Description
-----------           -----------
  15.1              --Awareness letter of independent accountants.
  27                --Article 5. Financial Data Schedule for Third Quarter
                      1997 Form 10-Q