Form 10-K
period 1997-12-31
CABOT OIL & GAS CORP
filed 1998-03-20
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the Fiscal year ended December 31, 1997

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      The aggregate market value of Class A Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on February 27, 1998), was approximately $510,000,000.

      As of February 27, 1998, there were 24,680,936 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998 are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this report.

TABLE OF CONTENTS

PART I                                                                                                      PAGE
ITEMS 1 AND 2   Business and Properties                                                                       2
ITEM 3   Legal Proceedings                                                                                   16
ITEM 4   Submission of Matters to a Vote of Security Holders                                                 16
          Executive Officers of the Registrant                                                               16

PART II
ITEM 5   Market for Registrant's Common Equity and Related Stockholder Matters                               17
ITEM 6   Selected Historical Financial Data                                                                  18
ITEM 7   Management's Discussion and Analysis of Financial Condition and Results of Operations               19
ITEM 8   Financial Statements and Supplementary Data                                                         29
ITEM 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                56

PART III
ITEM 10   Directors and Executive Officers of the Registrant                                                 56
ITEM 11   Executive Compensation                                                                             56
ITEM 12   Security Ownership of Certain Beneficial Owners and Management                                     56
ITEM 13   Certain Relationships and Related Transactions                                                     56

PART IV
ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    57

                                   ----------

      The statements regarding future financial performance and results and market prices and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART I

ITEM 1.  BUSINESS

GENERAL

      Cabot Oil & Gas Corporation (the "Company") explores for, develops, produces, stores, transports, purchases and markets natural gas and, to a lesser extent, produces and sells crude oil. Substantially all of the Company's operations are in the Appalachian Region of West Virginia and Pennsylvania and in the Western Region, including the Anadarko Basin of southwestern Kansas, Oklahoma and the Texas Panhandle, the Green River Basin of Wyoming, and South Texas. At December 31, 1997, the Company had approximately 938.6 Bcfe of total proved reserves, 96% of which was natural gas. A significant portion of the Company's natural gas reserves is located in long-lived fields with extended production histories.

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

      The following table summarizes certain information, at December 31, 1997 regarding the Company's proved reserves, productive wells, developed and undeveloped acreage and infrastructure.


      SUMMARY OF RESERVES, PRODUCTION, ACREAGE AND OTHER INFORMATION BY
                            AREAS OF OPERATION (1)


                                          Total       Appalachian    Western
                                         Company        Region       Region(2)
--------------------------------------------------------------------------------
RESERVES/PRODUCTION:
    Proved reserves
      Developed (Bcfe)                     767.9        346.4          421.5
      Undeveloped (Bcfe)                   170.7         71.5           99.2
                                       ---------      -------        -------
      Total (Bcfe)                         938.6        417.9          520.7
                                       =========      =======        =======
    Daily production (Mmcfe) net           185.4         70.2          115.2
    Gross productive wells               4,242.0      2,905.0        1,337.0
    Net productive wells                 3,441.4      2,696.4          745.0
    Percent of wells operated               84.8%        96.7%          58.8%

ACREAGE:
    Net acreage
      Developed acreage                1,003,603      719,840        283,763
      Undeveloped acreage                373,946      255,037        118,909
                                       ---------      -------        -------
      Total                            1,377,549      974,877        402,672
                                       =========      =======        =======
--------------------------------------------------------------------------------

(1) As of December 31, 1997. For additional information regarding the Company's estimates of proved reserves and other data, see "Business--Reserves," and the "Supplemental Oil and Gas Information" to the Consolidated Financial Statements.
(2) Includes all properties outside the Appalachian Region, including properties located in Anadarko, the Rocky Mountains and the Gulf Coast areas.

EXPLORATION, DEVELOPMENT AND PRODUCTION

      The Company is one of the largest producers of natural gas in the Appalachian basin, where it has conducted operations for more than a century. The Company has had operations in the Anadarko basin for over 60 years. The Company acquired its operations in the Rocky Mountains and the Gulf Coast pursuant to the merger of Washington Energy Resources Company with the Company which was completed in May 1994. Historically, the Company has maintained its reserve base through low-risk development drilling and strategic acquisitions, and recently has stepped up its emphasis on exploration. The Company continues to focus its operations in the Appalachian and Western Regions through development of undeveloped reserves and acreage, acquisition of oil and gas producing properties and new exploration opportunities.

      While continuing its strong development drilling program, the Company has significantly expanded its exploration program in the last two years. Both the Appalachian and Western Regions added more exploratory wells to their respective drilling programs in 1997, increasing from 25 to 33 wells in Appalachia and from 5 to 13 wells in the West. Both regions had favorable results in the 1997 program with success rates of 76% and 46%, in the Appalachian and Western Regions, respectively. A large part of the exploration activity in the Western Region has been focused in the Gulf Coast area. In 1997, reserves in the Gulf Coast area grew from 27.1 Bcfe to 56.5 Bcfe, or 108%, due primarily to the Company's exploratory drilling strategy. The Company's 1998 exploration program includes drilling expenditures of $17 million, which represents 24% of the planned 1998 drilling program.


APPALACHIAN REGION

      The Company's exploration, development and production activities in the Appalachian Region are concentrated in Pennsylvania, Ohio, West Virginia, and Virginia. Operations are managed by a regional office in Pittsburgh. At December 31, 1997, the Company had approximately 417.9 Bcfe of proved reserves (substantially all natural gas) in the Appalachian Region, constituting 45% of the Company's total proved reserves.

      The Company has 2,905 productive wells (2,696.4 net), of which 2,810 wells are operated by the Company. There are multiple producing intervals which include the Upper Devonian, Oriskany, Berea, and Big Lime trend formations at depths primarily ranging from 1,500 to 6,000 feet. Average net daily production in 1997 was 70.0 Mmcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long.

      In October 1997, the Company sold 912 wells primarily located in northwest Pennsylvania (the "Meadville properties") which have been producing approximately 15 Mmcfe per day from the Medina formation to Lomak Petroleum Incorporated.

      In 1997, the Company drilled 120 wells (96.8 net) in the Appalachian Region, of which 87 were development wells (78.7 net). Capital and exploration expenditures, including pipeline expenditures for the year were $38.0 million. In the 1998 drilling program year, the Company has plans to drill 126 wells.

      At December 31, 1997, the Company had 974,877 net acres in the region, including 719,840 net developed acres. At year end, the Company had identified 205 proved undeveloped drilling locations.

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

WESTERN REGION

      The Company's exploration, development and production activities in the Western Region are primarily focused in the Anadarko basin in Kansas, Oklahoma and the Panhandle of Texas, in the Green River Basin of Wyoming and in South Texas. Operations for the Western Region are managed from a regional office in Denver and include the Anadarko, Rocky Mountain and Gulf Coast areas. At December 31, 1997, the Company had approximately 520.7 Bcfe of proved reserves (93.8% natural gas) in the Western Region, constituting 55% of the Company's total proved reserves.

ANADARKO

      The Company has 760 productive wells (502.2 net) in the Anadarko area of which 556 wells are operated by the Company. Principal producing intervals in Anadarko are in the Chase, Morrow and Chester formations at depths ranging from 1,500 to 11,000 feet. Average net daily production in 1997 was 46.5 Mmcfe.

      In 1997, the Company drilled 35 wells (17.8 net) in Anadarko, including 32 development wells (16.2 net). Capital and exploration expenditures for the year were $13.8 million. In the 1998 drilling program year, the Company has plans to drill 45 wells.

      At December 31, 1997, the Company had approximately 224,860 net acres, including approximately 190,306 net developed acres. At year end, the Company had identified 57 proved undeveloped drilling locations.

ROCKY MOUNTAINS

      The Company has 420 productive wells (185.7 net) in the Rocky Mountain area of which 196 wells are operated by the Company. Principal producing intervals in Rocky Mountain are in the Frontier and Dakota formations at depths ranging from 9,000 to 13,000 feet. Average net daily production in 1997 was 43.0 Mmcfe.

      In October 1997, the Company acquired oil and gas producing properties from Equitable Resources Energy Company in the Green River Basin of Wyoming (the "Green River properties"). These properties included approximately 72 Bcfe of reserves, interests in 63 wells with estimated daily net production of 10 Mmcfe, and nearly 70 potential drilling locations. This acquisition increased the Company's reserves in the area by 46%.

      In 1997, the Company drilled 50 wells (26.6 net) in the Rocky Mountains including 49 development wells (26.2 net). Capital and exploration expenditures for the year were $61.9 million, including approximately $45 million for the Green River property acquisition. In the 1998 drilling program year, the Company has plans to drill 68 wells.

      At December 31, 1997, the Company had approximately 150,421 net acres, including approximately 76,507 net developed acres. At year end, the Company had identified 75 proved undeveloped drilling locations.



GULF COAST

      The Company has 157 productive wells (57.1 net) in the Gulf Coast area of which 34 wells are operated by the Company. Principal producing intervals in Gulf Coast are in the Frio, Wilcox and Vicksburg formations at depths ranging from 6,000 to 14,000 feet. Average net daily production in 1997 was 25.3 Mmcfe.

      In 1997, the Company drilled 20 wells (10.3 net) in the Gulf Coast including 11 development wells (6.7 net). Capital and exploration expenditures for the year were $25.4 million. In the 1998 drilling program year, the Company has plans to drill 31 wells.

      At December 31, 1997, the Company had approximately 27,391 net acres, including approximately 16,950 net developed acres. At year end, the Company had identified 5 proved undeveloped drilling locations.

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

      The marketing of natural gas has changed significantly as a result of FERC Order 636 ("Order 636"), which was issued by the Federal Energy Regulatory Commission in 1992. Order 636 required pipelines to unbundle their gas sales, storage and transportation services. As a result, local distribution companies and end-users will separately contract these services from gas marketers and producers. Order 636 has had the effect of creating greater competition in the industry while also providing the Company the opportunity to serve broader markets. Since Order 636 was issued, there has been an increase in the number of third-party producers that use the Company to market their gas. In addition, the Company has experienced, as a result of Order 636, increased competition for markets which has placed pressure on the premiums it has received.

APPALACHIAN REGION

      The Company's principal markets for its Appalachian Region natural gas are in the northeastern United States. The Company's marketing subsidiary purchases the Company's natural gas production in the Appalachian Region as well as production from local third-party producers and other suppliers to aggregate larger volumes of natural gas for resale. This marketing subsidiary sells natural gas to industrial customers, local distribution companies ("LDCs") and gas marketers both on and off the Company's pipeline and gathering system.

      A majority of the Company's natural gas sales volume in the Appalachian Region is being sold at market -responsive prices under contracts with a term of one year or less. Of these short-term sales, spot market sales are made under month-to-month contracts while industrial and utility sales generally are made under year-to-year contracts. Approximately 15% of the Appalachian production is sold on fixed price contracts which typically renew annually.

      The Company's Appalachian production is generally sold at a premium price compared to production from other producing regions due to its close proximity to eastern markets. However, that premium has been reduced from historic levels due to increased competition in the market place resulting in part from changes in transportation and sales arrangements due to the implementation of pipeline open access tariffs and Order 636.

      The Company operates a number of gas gathering and pipeline systems, made up of approximately 2,800 miles of pipeline with interconnects to three interstate pipeline systems and five LDCs. The Company's natural gas gathering and pipeline systems enable the Company to connect new wells quickly and to transport natural gas from the wellhead directly to interstate pipelines, LDCs and industrial end-users. Control of its gathering and pipeline systems also enables the Company to purchase, transport and sell natural gas produced by third parties. In addition, the Company can undertake development drilling operations without relying upon third parties to transport its natural gas while incurring only the incremental costs of pipeline and compressor additions to its system.

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

WESTERN REGION

      The Company's principal markets for Western Region natural gas are in the northwestern, midwestern, and northeastern United States. The Company's marketing subsidiary purchases all of the Company's natural gas production in the Western Region. This marketing subsidiary sells the natural gas to cogenerators, natural gas processors, LDCs, industrial customers and marketing companies.

      Currently, a majority of the Company's natural gas production in the Western Region is being sold primarily under contracts with a term of one year or less at market-responsive prices. Approximately 15% of the Western Region's production is sold under a 15 year cogeneration contract with 11 years remaining that escalates in price by 5% per year (See Item 3. Legal Proceedings). The Western Region properties are connected to the majority of the Midwestern, Northwestern, and Gulf Coast interstate and intrastate pipelines, affording the Company access to multiple markets.

      The Company also produces and markets approximately 1,400 barrels a day of crude oil/condensate in the Western Region at market responsive prices.


RISK MANAGEMENT

      In 1997, the Company entered into certain transactions to manage price risks associated with its production and purchase commitments. The Company utilized certain natural gas price swap agreements ("price swaps") to attempt to manage price risk more effectively and improve the Company's realized natural gas prices. These price swaps call for payments to (or to receive payments from) counterparties based upon the differential between a fixed and a variable gas price. The Company plans to continue to evaluate on an ongoing basis the benefit of this strategy in the future. See the Overview section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, or
Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

RESERVES

CURRENT RESERVES

      The following table sets forth information regarding the Company's estimates of its net proved reserves at December 31, 1997.

                            Natural Gas (Mmcf)                 Liquids(1) (Mbbl)               Total(2) (Mmcfe)
-----------------------------------------------------------------------------------------------------------------------
                   Developed   Undeveloped   Total    Developed   Undeveloped   Total   Developed  Undeveloped   Total
-----------------------------------------------------------------------------------------------------------------------
Appalachian         343,718      71,500     415,218       447           0        447     346,400      71,500   417,900
Western(3)          395,046      93,165     488,211     4,412       1,010      5,422     421,519      99,224   520,743
                    -------     -------     -------     -----       -----      -----     -------     -------   -------
Total               738,764     164,665     903,429     4,859       1,010      5,869     767,919     170,724   938,643
                    =======     =======     =======     =====       =====      =====     =======     =======   =======
-----------------------------------------------------------------------------------------------------------------------

(1) Liquids include crude oil, condensate and natural gas liquids (Ngl).
(2) Natural Gas Equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.
(3) Includes proved reserves attributable to Anadarko, Rocky Mountains and the Gulf Coast Areas.


      The proved reserve estimates presented herein were prepared by the Company's petroleum engineering staff and reviewed by Miller and Lents, Ltd., independent petroleum engineers. For additional information regarding the Company's estimates of proved reserves, the review of such estimates by Miller and Lents, Ltd. and certain other information regarding the Company's oil and gas reserves, see the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8 hereof. A copy of the review letter by Miller and Lents, Ltd., has been filed as an exhibit to this Form 10-K. The Company's estimates of proved reserves set forth in the foregoing table do not differ materially from those filed by the Company with other federal agencies. The Company's reserves are sensitive to natural gas sales prices and their effect on economic producing rates. The Company's reserves are based on oil and gas prices in effect at December 31, 1997.

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


                                                                      Oil, Condensate
                                        Natural Gas (Mmcf)             & NGLs (Mbbl)               Total (Mmcfe)
----------------------------------------------------------------------------------------------------------------------------
                                     APP       WEST       TOTAL       APP   WEST    TOTAL      APP      WEST        TOTAL
----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994                  560,494    392,589    953,083     167   7,869    8,036     561,496    439,803  1,001,299
   Revisions of prior estimates      3,699     10,333     14,032      65    (713)    (648)      4,086      6,061     10,147
   Extensions, discoveries and
     other additions                12,333     22,075     34,408      23     151      174      12,471     22,982     35,453
   Production                      (27,530)   (30,191)   (57,721)    (18)   (722)    (740)    (27,637)   (34,525)   (62,162)
   Purchases of reserves in place      576        840      1,416       0      15       15         576        929      1,505
   Sales of reserves in place      (34,016)   (21,352)   (55,368)    (18) (1,509)  (1,527)    (34,123)   (30,412)   (64,535)
                                   -------    -------    -------     ---   -----    -----     -------    -------  ---------
DECEMBER 31, 1995                  515,556    374,294    889,850     219   5,091    5,310     516,869    404,838    921,707
                                   -------    -------    -------     ---   -----    -----     -------    -------  ---------
   Revisions of prior estimates       (487)     3,261      2,774      (2)   (130)    (132)       (501)     2,481      1,980
   Extensions, discoveries and
     other additions                40,703     29,005     69,708     137     249      386      41,526     30,500     72,026
   Production                      (26,783)   (31,979)   (58,762)    (21)   (576)    (597)    (26,910)   (35,435)   (62,345)
   Purchases of reserves in place   21,207     16,190     37,397       8     207      215      21,255     17,430     38,685
   Sales of reserves in place      (23,337)    (2,013)   (25,350)     (7)     (9)     (16)    (23,377)    (2,065)   (25,442)
                                   -------    -------    -------     ---   -----    -----     -------    -------  ---------
DECEMBER 31, 1996                  526,859    388,758    915,617     334   4,832    5,166     528,862    417,749    946,611
                                   -------    -------    -------     ---   -----    -----     -------    -------  ---------
   Revisions of prior estimates      2,929      3,815      6,744      67      32       99       3,327      4,009      7,336
   Extensions, discoveries and
     other additions                42,609     66,582    109,191     147     647      794      43,493     70,463    113,956
   Production                      (25,340)   (38,549)   (63,889)    (48)   (581)    (629)    (25,628)   (42,035)   (67,663)
   Purchases of reserves in place    5,355     68,481     73,836       2     592      594       5,366     72,035     77,401
   Sales of reserves in place     (137,194)      (876)  (138,070)    (55)   (100)    (155)   (137,520)    (1,478)  (138,998)
                                   -------    -------    -------     ---   -----    -----     -------    -------  ---------
DECEMBER 31, 1997                  415,218    488,211    903,429     447   5,422    5,869     417,900    520,743    938,643
                                   =======    =======    =======     ===   =====    =====     =======    =======  =========



PROVED DEVELOPED RESERVES:
   December 31, 1994               474,574    331,339    805,913     167   7,537    7,704     475,576    376,561    852,137
   December 31, 1995               430,165    317,070    747,235     219   4,751    4,970     431,477    345,579    777,056
   December 31, 1996               434,558    333,540    768,097     334   4,351    4,685     436,560    359,646    796,206
   December 31, 1997               343,718    395,046    738,764     447   4,412    4,859     346,400    421,519    767,919

------------------------------------------------------------------------------------------------------------------------------------


APP = Appalachian Region
WEST = Western Region
Note: Natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil or condensate.


VOLUMES AND PRICES; PRODUCTION COSTS

      The following table sets forth historical information regarding the Company's sales and production volumes and average sales prices received for, and average production costs associated with, its sales of natural gas and crude oil, condensate and natural gas liquids (Ngl) for the periods indicated.

                                                          Year Ended December 31,
                                                   1997            1996            1995
---------------------------------------------------------------------------------------
NET WELLHEAD SALES VOLUME:
   Natural Gas (Bcf)(1)
      Appalachian Region                           25.3            26.2            26.4
      Western Region(2)                            38.6            32.6            29.8
   Crude/Condensate/Ngl (Mbbl)
      Appalachian Region                             48              21              18
      Western Region                                584             576             722

   PRODUCED NATURAL GAS SALES PRICE $(/MCF)(3)
      Appalachian Region                         $ 3.00       $    2.72         $  2.22
      Western Region                             $ 2.22       $    2.02         $  1.33
      Weighted Average                           $ 2.53       $    2.34         $  1.75

   Crude/Condensate Sales Price ($/Bbl)(3)       $20.13       $   21.14         $ 17.95
   Production Costs ($/Mcfe)(4)                  $ 0.58       $    0.56         $  0.55
---------------------------------------------------------------------------------------

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

ACREAGE

      The following tables summarize the Company's gross and net developed and undeveloped leasehold and mineral acreage at December 31, 1997. Acreage in which the Company's interest is limited to royalty and overriding royalty interests is excluded.

      LEASEHOLD ACREAGE

                                                                   At December 31, 1997
                                                  Developed            Undeveloped                 Total
-----------------------------------------------------------------------------------------------------------------
                                              Gross        Net       Gross         Net       Gross          Net
-----------------------------------------------------------------------------------------------------------------
      STATE
         Alabama                                  --         --          312        312          312         312
         Arkansas                                240          6           --         --          240           6
         Colorado                             24,474     20,771       32,264     29,141       56,738      49,912
         Indiana                                 739        369       53,485     26,457       54,224      26,826
         Kansas                               33,264     28,850        1,278        896       34,542      29,746
         Kentucky                              2,680        990       15,679      7,657       18,359       8,647
         Louisiana                             2,070        357        3,419        542        5,489         899
         Michigan                                809        178        6,228      1,362        7,037       1,540
         Montana                                 157         52          680        303          837         355
         New York                              2,520      1,057        3,461      2,853        5,981       3,910
         North Dakota                            160         20          870         96        1,030         116
         Ohio                                  5,088      1,905       41,060     28,223       46,148      30,128
         Oklahoma                            182,867    119,611       46,776     31,107      229,643     150,718
         Pennsylvania                         93,998     77,294       34,913     22,656      128,911      99,950
         Texas                                77,412     44,290       26,079     11,663      103,491      55,953
         Utah                                  1,740        530       20,653     17,274       22,393      17,804
         Virginia                             22,091     20,045       24,849     12,279       46,940      32,324
         West Virginia                       567,650    524,600      119,838     96,088      687,488     620,688
         Wyoming                             113,729     55,094       59,805     27,019      173,534      82,113
                                           ---------    -------      -------    -------    ---------   ---------
         Total                             1,131,688    896,019      491,649    315,928    1,623,337   1,211,947
                                           =========    =======      =======    =======    =========   =========

      MINERAL FEE ACREAGE

                                                                     At December 31, 1997
                                                  Developed              Undeveloped                Total
-----------------------------------------------------------------------------------------------------------------
                                              Gross       Net         Gross        Net        Gross         Net
-----------------------------------------------------------------------------------------------------------------
      STATE
         Colorado                                279         40          160          6          439          46
         Kansas                                  160        128           --         --          160         128
         Montana                                  --         --          589         75          589          75
         New York                                 --         --        4,281      1,070        4,281       1,070
         Oklahoma                             16,889     13,987          240         49       17,129      14,036
         Pennsylvania                             86         86        1,573        502        1,659         588
         Texas                                    27         27          857        426          884         453
         Virginia                             17,817     17,817          100         34       17,917      17,851
         West Virginia                        89,264     75,499       56,817     55,856      146,081     131,355
                                           ---------  ---------      -------    -------    ---------   ---------
      Total                                  124,522    107,584       64,617     58,018      189,139     165,602
                                           =========  =========      =======    =======    =========   =========

      Aggregate Total                      1,256,210  1,003,603      556,266    373,946    1,812,476   1,377,549
                                           =========  =========      =======    =======    =========   =========

       Total Net Acreage by Area of Operation

                                                                    At December 31, 1997
                                                   Developed              Undeveloped           Total
------------------------------------------------------------------------------------------------------
       Appalachian Region                           719,840                255,037             974,877
       Western Region                               283,763                118,909             402,672
                                                  ---------                -------           ---------
             Total                                1,003,603                373,946           1,377,549
                                                  =========                =======           =========

PRODUCTIVE WELL SUMMARY(1)

      The following table reflects the Company's ownership at December 31, 1997 in natural gas and oil wells in the Appalachian Region (consisting of various fields located in West Virginia, Pennsylvania, New York, Ohio, Virginia and Kentucky), and in the Western Region (consisting of various fields located in Louisiana, Oklahoma, Texas, Kansas, North Dakota, Utah, Colorado and Wyoming).

                                        Natural Gas                        Oil                       Total
                                      Gross        Net             Gross         Net          Gross         Net
------------------------------------------------------------------------------------------------------------------
       Appalachian Region           2,883     2,684.9                22       11.5              2,905    2,696.4
       Western Region               1,134       659.8               203       85.2              1,337      745.0
                                    ----------------------------------------------------------------------------
             Total                  4,017     3,344.7               225       96.7              4,242    3,441.4
                                    ============================================================================
------------------------------------------------------------------------------------------------------------------

(1) "Productive" wells are producing wells and wells capable of production in which the Company has a working interest.

DRILLING ACTIVITY

      The Company drilled, participated in the drilling of, or acquired wells as set forth in the table below for the periods indicated:

                                                    Year Ended December 31,
                                          1997                1996                 1995
----------------------------------------------------------------------------------------------
                                      GROSS     NET      Gross      Net         Gross      Net
----------------------------------------------------------------------------------------------
       APPALACHIAN REGION:
          Development Wells
               Natural Gas             82    73.7          85       81.6         17     16.4
               Oil                      0     0.0           1        1.0          0      0.0
               Dry                      5     5.0          12       12.0          5      4.3
       Extension Wells
              Natural Gas               0     0.0           0        0.0          1      0.3
              Oil                       0     0.0           0        0.0          0      0.0
              Dry                       0     0.0           0        0.0          1      0.5
       Exploratory Wells
              Natural Gas              20    10.9          10        5.0          2      0.5
              Oil                       5     0.9           5        0.9          2      0.5
              Dry                       8     6.3          10        5.2          5      2.0
                                      ---    ----         ---      -----         --     ----
                  Total               120    96.8         123      105.7         33     24.5
                                      ===    ====         ===      =====         ==     ====
       Wells Acquired(1)
              Natural Gas               1    40.0          15       11.8          3      3.7
              Oil                       0     0.0           0        0.0          0      0.0
                                      ---    ----         ---      -----         --     ----
                  Total                 1    40.0          15       11.8          3      3.7
                                      ===    ====         ===      =====         ==     ====
      Wells in Progress at End
          of Period                     4     3.1           2        1.5          3      3.0

                                                                      Year Ended December 31,
                                                    1997                      1996                   1995
-----------------------------------------------------------------------------------------------------------------
                                                GROSS      NET           Gross     Net          Gross     Net
-----------------------------------------------------------------------------------------------------------------
      WESTERN REGION:
          Development Wells
               Natural Gas                       72     32.3             40       26.5           33       17.1
               Oil                                1      0.9              0        0.0            3        1.9
               Dry                                5      3.7             14        8.7            7        3.3
      Extension Wells
               Natural Gas                       11     10.6             12        8.3            8        4.6
               Oil                                1      0.6              1        0.1            0        0.0
               Dry                                2      1.0              1        1.9            0        0.0
      Exploratory Wells
               Natural Gas                        5      1.6              1        0.6            1        0.3
               Oil                                1      1.0              0          0            0        0.0
               Dry                                7      2.9              4        2.4            8        3.9
                                                ---     ----             --       ----           --       ----
                  Total                         105     54.6             73       48.5           60       31.1
                                                ===     ====             ==       ====           ==       ====
      Wells Acquired(1)
               Natural Gas                       63     18.5             25       11.9            0        2.7
               Oil                                2      0.2              3        0.4            0        0.1
                                                ---     ----             --       ----           --       ----
                  Total                          65     18.7             28       12.3            0        2.8
                                                ===     ====             ==       ====           ==       ====
      Wells in Progress at End
          of Period                               6      3.3              4        1.5            6        5.3
-----------------------------------------------------------------------------------------------------------------

(1)Includes the acquisition of net interest in certain wells in the Appalachian Region and in the Western Region in 1997, 1996 and 1995 in which the Company already held an ownership interest.

COMPETITION

      Competition in the Company's primary producing areas is intense. The Company believes that its competitive position is affected by price, contract terms and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record. The Company believes that its extensive acreage position and existing natural gas gathering and pipeline systems and storage fields give it a competitive advantage over certain other producers in the Appalachian Region which do not have such systems or facilities in place. The Company also believes that its competitive position in the Appalachian Region is enhanced by the absence of significant competition from major oil and gas companies. The Company also actively competes against some companies with substantially larger financial and other resources, particularly in the Western Region. The Company also believes that its competitive position is enhanced by marketing its own gas through the operation of Cabot Oil & Gas Marketing Corporation.

OTHER BUSINESS MATTERS

MAJOR CUSTOMER

      The Company had no sales to any customer that exceeded 10% of the Company's total gross revenues in 1997.




SEASONALITY

      Demand for natural gas has historically been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

      The Company's oil and gas production and transportation operations are subject to various types of regulation by federal, state and local authorities. The statutory law affecting the oil and natural gas industry is under constant review for amendment or expansion. Further, numerous departments and agencies, federal, state and local, have issued rules and regulations affecting the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and some of which may carry substantial penalties for non-compliance. The regulatory burden on the oil and natural gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations. However, the Company does not believe that under present regulations it is affected in a significantly different manner by these regulations than others in the industry.

EXPLORATION AND PRODUCTION

      The exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in a given field and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. In this regard, such states as Texas, Oklahoma and Louisiana have in recent years reviewed and substantially revised the methodologies previously used by them to gather the necessary information and make monthly determinations of appropriate field and well production allowables. The effect of these regulations is to limit the amounts of oil and natural gas the Company can produce from its wells, and to limit the number of wells or the locations at which the Company can drill.

NATURAL GAS MARKETING, GATHERING AND TRANSPORTATION

      Federal legislation and regulatory controls have historically affected the price of the natural gas produced by the Company and the manner in which such production is transported and marketed. Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate sales of natural gas was substantially modified by the Natural Gas Policy Act, under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by the Company of its own production. As a result, all of the Company's domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act.

      The Company's natural gas sales are affected by the regulation of intrastate and interstate gas transportation. In an attempt to restructure the interstate pipeline industry with the goal of providing enhanced access to, and competition among, alternative natural gas suppliers, the FERC, commencing in April 1992, issued Order Nos. 636, 636-A and 636-B ("Order No. 636") which have altered significantly the interstate transportation and sale of natural gas. Previously, the interstate pipelines had acted primarily as wholesalers of natural gas, purchasing the gas from producers in or within the vicinity of the production areas and reselling the gas to large industrial customers and local distribution companies. Among other things, Order No. 636 required interstate pipelines to unbundle their wholesale merchant services into the various constituent services, such as sales, transmission and storage, and to offer these "unbundled" services individually to their customers. By requiring interstate pipelines to "unbundle" their services and to provide their customers with direct access to pipeline capacity, Order No. 636 enabled pipeline customers to choose the levels of transportation and storage service they require, as well as to purchase natural gas directly from third-party merchants other than the interstate pipelines and obtain transportation of such gas on a nondiscriminatory basis. Through similar orders pertaining to intrastate pipelines which provide certain interstate services, the FERC has expanded the impact of these so-called "open access" regulations to intrastate commerce. The effect of Order No. 636 and related orders has been to enable the Company to market its natural gas production to a wider variety of potential purchasers. The Company believes that these changes generally have improved the Company's access to transportation and have enhanced the marketability of its natural gas production. To date, Order No. 636 has not had any material adverse effect on the Company's ability to market and transport its natural gas production. However, even though Order No. 636 has been affirmed on appeal, with minor exceptions, and individual interstate pipelines have had final open access tariffs in place for several years, the FERC is continuing to review, assess and modify its transportation regulations and the Company cannot predict what new or different regulations may be adopted by the FERC and other regulatory authorities, or what effect subsequent regulations may have on the Company's activities.

      In recent years the FERC also has pursued a number of other important policy initiatives which have significantly affected the marketing of natural gas. Some of the more notable of these regulatory initiatives have included (i) a series of orders in individual pipeline proceedings articulating a policy of generally approving the voluntary divestiture of interstate pipeline-owned gathering facilities either to non-affiliated companies (a "spin off") or to the pipeline's nonregulated affiliate (a "spin down "), (ii) the completion of a rulemaking proceeding involving the regulation of pipelines with marketing affiliates under Order No. 497, (iii) FERC's ongoing efforts to promulgate standards for pipeline electronic bulletin boards and electronic data exchange,
(iv) a generic inquiry into the pricing of interstate pipeline capacity, (v) efforts to refine FERC's regulations controlling the operation of the secondary market for released pipeline capacity, (vi) a policy statement and a series of orders in individual pipeline dockets regarding market-based rates and other non-cost-based rates for interstate pipeline transmission and storage capacity and (vii) appropriate ratemaking procedures for pipeline expansions and extensions. Several of these initiatives are intended to enhance competition in natural gas markets, although some, such as the so-called "spin-down" of previously regulated gathering facilities by interstate pipelines to their affiliates, may have the adverse effect on some in the industry of increasing the cost of doing business as a result of the potential for monopolization of those facilities by their new, unregulated owners. FERC attempted to address some of these concerns in its orders authorizing such "spin-downs," but one of its principal devices, the use of "default" contracts to assure continuity of gathering services for two years after spin down, was found unlawful on appeal. It remains to be seen what effect the FERC's other activities will have on access to markets and the cost to do business. In response to the FERC's policy of authorizing the interstate pipeline industry's divestiture of these gathering facilities, several states (most notably Oklahoma and Texas) enacted or are considering laws and regulations enhancing state level oversight over gathering. As to all of these recent FERC and state initiatives, the ongoing, or, in some instances, preliminary evolving nature of these regulatory initiatives makes it impossible to predict their ultimate impact upon the Company's activities.

      The Company's pipeline systems and storage fields are regulated for safety compliance by the U.S. Department of Transportation, the West Virginia Public Service Commission, the Pennsylvania Department of Natural Resources and the New York Department of Public Service. The Company's pipeline systems in each state operate independently and are not interconnected.

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

EMPLOYEES

      The Company had 342 active employees as of December 31, 1997. The Company believes that its relations with its employees are satisfactory. The Company has not entered into any collective bargaining agreements with its employees.

OTHER

      The Company's profitability depends on certain factors that are beyond its control, such as natural gas and crude oil prices. The nature of the oil and gas business involves a variety of risks, including the risk of experiencing certain operating hazards such as fires, explosions, blowouts, cratering, oil spills and encountering formations with abnormal pressures, the occurrence of any of which could result in substantial losses to the Company. The operation of the Company's natural gas gathering and pipeline systems also involves certain risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The proximity of pipelines to populated areas, including residential areas, commercial business centers and industrial sites, could exacerbate such risks. At December 31, 1997, the Company owned or operated approximately 2,800 miles of natural gas gathering and pipeline systems. As part of its normal maintenance program, the Company has identified certain segments of its pipelines which it believes require repair, replacement or additional maintenance. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of such risks.

ITEM 2.  PROPERTIES

      See Item 1.  Business.

ITEM 3.  LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants or parties in numerous lawsuits or other governmental proceedings arising in the ordinary course of business. The Company is also involved in other gas contract issues. In the opinion of the Company, final judgments or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could be significant to the results of operations and cash flows of any period but would not have a material adverse effect on the Company's financial position.

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

      The Company sells approximately 20,000 Mmbtu of natural gas per day in the Western Region to a cogeneration plant located in Bellingham, Washington and owned by Encogen Northwest, L.P. ("Encogen") under a gas sales contract containing a fixed price that escalates annually, a firm delivery arrangement and a term continuing through June 30, 2008. Encogen sells all the electrical power generated in the plant to Puget under an Agreement for Firm Power Purchase ("Power Agreement"). The Company is aware that a dispute has arisen between Puget and Encogen over the appropriate interpretation of certain provisions of the Power Agreement, which dispute is currently being litigated. Puget has requested the court, among other matters, to declare that Encogen is in material breach of the Power Agreement. A finding by the court that Encogen is in material breach of the Power Agreement could lead to termination of the Power Agreement. Any restructuring or termination of the Power Agreement may have a negative impact on the Company's gas sales arrangement with Encogen. Encogen has requested that the Company consider restructuring its gas sales arrangement with Encogen. To date the Company has been unwilling to restructure its gas sales agreement without being fully compensated for the agreement's value.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the period from October 1, 1997 to December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table shows certain information about the executive officers of the Company as of March 1, 1998, as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, and certain other officers of the Company.

      Name                           Age                          Position                     Officer Since
      ------------------------------------------------------------------------------------------------------
      Charles P. Siess, Jr.         71               Chairman of the Board and                     1995
                                                     Chief Executive Officer
      Ray R. Seegmiller             62               President, Chief Operating
                                                     Officer and Director                          1995
      James M. Trimble              49               Senior Vice President, Exploration and        1987
                                                     Production
      Jim L. Batt                   62               Vice President, Land                          1988
      Jeff W. Hutton                42               Vice President, Marketing                     1995
      Gerald F. Reiger              46               Vice President and Regional
                                                     Manager                                       1995
      H. Baird Whitehead            47               Vice President and Regional
                                                     Manager                                       1987
      Paul F. Boling                44               Controller                                    1996
      Lisa A. Machesney             42               Corporate Secretary and Managing
                                                     Counsel                                       1995
      Scott C. Schroeder            35               Treasurer                                     1997

      All officers are elected annually by the Company's Board of Directors. With the exception of the following, all executive officers of the Company have been employed by the Company for at least the last five years.

     Charles P. Siess, Jr. has been Chairman of the Board and Chief Executive Officer of the Company since May 1995. From February 1993 until January 1994, Mr. Siess served as Acting General Manager of Bridas S.A.P.I.C. (oil exploration in Argentina). Prior thereto, Mr. Siess served as Chairman of the Board, Chief Executive Officer and President of the Company from December 1989 to December 1992.

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

     Ray R. Seegmiller joined the Company as Vice President, Chief Financial Officer and Treasurer in August 1995. Mr. Seegmiller served in this position until March 1997 when he was promoted to Executive Vice President, Chief Operating Officer. In September 1997, Mr. Seegmiller was promoted to his current position of President, Chief Operating Officer and Director. Mr. Seegmiller has been designated to replace Charles Siess as Chief Executive Officer upon the expected retirement of Mr. Siess in 1998. From May 1988 until 1993, Mr. Seegmiller served as President and Chief Executive of Terry Petroleum Company. Prior thereto, Mr. Seegmiller held various officer positions with Marathon Manufacturing Company.

     Scott C. Schroeder has been Treasurer since May 1997. From October 1995 to May 1997, Mr. Schroeder served as Assistant Treasurer. Prior to joining the Company, Mr. Schroeder held various managerial positions with Pride Petroleum Services (now known as Pride International). Prior thereto, Mr. Schroeder server as Manager, Treasury Operations and Planning of DeKalb Energy Company.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock is listed and principally traded on the New York Stock Exchange under the ticker symbol "COG". The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock, as reported in the consolidated transaction reporting system, and the cash dividends paid per share of the Common Stock:

                                                                 Cash
                                      High          Low        Dividends
------------------------------------------------------------------------
      1997
          FIRST QUARTER           $   19.75      $   15.88    $  0.04
          SECOND QUARTER              18.88          15.50       0.04
          THIRD QUARTER               23.69          17.38       0.04
          FOURTH QUARTER              25.06          16.50       0.04

      1996
          First Quarter           $   16.88      $   13.13    $  0.04
          Second Quarter              17.63          13.75       0.04
          Third Quarter               18.38          13.75       0.04
          Fourth Quarter              18.38          14.38       0.04


      As of January 31, 1998, there were 1,397 registered holders of the Common Stock. Shareholders include individuals, brokers, nominees, custodians, trustees and institutions such as banks, insurance companies and pension funds. Many of these hold large blocks of stock on behalf of other individuals or firms.


ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

      The following table sets forth a summary of selected consolidated financial data for the Company for the periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related Notes thereto.

                                                                     Year Ended December 31,
(In thousands, except per share amounts)   1997          1996         1995           1994           1993
-----------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
   Net Operating Revenues              $ 185,127     $ 163,061     $ 121,083      $ 140,295      $ 115,816
   Income (Loss) from Operations          63,852        48,787      (116,758)        15,013         20,007
   Net Income (Loss) Applicable to
   Common Stockholders                    23,231        15,258       (92,171)        (5,444)         2,088

BASIC EARNINGS (LOSS) PER SHARE
APPLICABLE TO COMMON
STOCKHOLDERS(1)                        $    1.00     $    0.67     $   (4.05)     $   (0.25)     $    0.10

DIVIDENDS PER COMMON SHARE             $    0.16     $    0.16     $    0.16      $    0.16      $    0.16

BALANCE SHEET DATA:
   Properties and Equipment, Net       $ 469,399     $ 480,511     $ 474,371      $ 634,934      $ 400,270
   Total Assets                          541,805       561,341       528,155        688,352        445,001
   Long-Term Debt                        183,000       248,000       249,000        268,363        169,000
   Stockholders' Equity                  184,062       160,704       147,856        243,082        153,529
-----------------------------------------------------------------------------------------------------------

(1) See "Earnings (Loss) Per Common Share" under Note 20 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following review of operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere.

OVERVIEW

       The initial upswing in gas prices early in the year, coupled with a 8.5% increase in natural gas production, played an important part in the Company's performance in 1997 with record earnings and operating cash flows. Operating results for 1997 included the benefit of the following:

       o The average produced natural gas price was $2.53 per Mcf, up 8% compared to 1996, while equivalent production was up 5.4 Bcfe, or 8.5%, compared to 1996.

       o Under its continued asset rationalization program, involving the divestiture of non-strategic properties, and synergistic growth through new acquisitions, the Company completed a like-kind exchange transaction in October 1997 which matched properties purchased, including 63 wells and 74 potential drilling locations, in the Green River Basin of Wyoming with a portion of the properties divested in the Meadville district of the Appalachian Region, including 912 wells and related assets. This transaction generated net proceeds of $47.7 million.

       o Net interest costs were down $1.1 million, or 6%, excluding the benefit of the non-recurring $1.7 million of interest income received in 1996 that related to an income tax refund for tax periods prior to 1990. This reduction in interest cost was a result of debt reductions made possible by strong operating cash flow in 1997.

       o Depreciation, depletion and amortization ("DD&A") expenses were down $1.9 million or $0.09 per Mcfe of production. This improvement was primarily the result of the reduction in high cost depreciable assets due to the disposition of the Meadville properties in September 1997.

       Operating cash flows reached a record level of $95.0 million, increasing $19.6 million, or 26%, from 1996. Cash flows from operations, along with the $47.7 million of net proceeds from the Meadville/Green River property transaction noted above, predominantly funded (1) $73.5 million of capital and exploration expenditures, (excluding the Green River property acquisition) $12.8 million higher than 1996, (2) $49 million of net debt reductions and (3) $9.4 million of preferred and common stock dividend payments.

       The Company drilled 151.4 net wells with a net success rate of 88% compared to 154.2 net wells and a net 80% success rate in 1996. Along with the higher success rate in 1997, the Company replaced 179% of production through drilling additions and revisions, versus a 119% production replacement in 1996. In 1998 the Company plans to drill 270 gross wells (173.2 net) and spend $111.0 million in capital and exploration expenditures, 17% higher than 1997 expenditures.

       Natural gas production equivalent was 67.7 Bcf, an increase of 8.5% over 1996. The 1997 production growth resulted from the Company's expanded drilling programs in 1996 and 1997. Additionally, the underperforming properties sold in the Meadville district, effective September 1, 1997, which would have produced an estimated 1.7 Bcfe in the remaining four months of 1997, were more than offset by the acquired Green River properties which added 1.9 Bcfe to 1997 production.

       The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. Gas prices rose to near record levels in November and December 1996. Although prices rose still further in January 1997, the gas market demonstrated significant price volatility in the spring months. Prices in most regions rose sharply in October and November 1997, but due to the unseasonably warm winter, softened in December and January 1998 to levels significantly below the prices realized in the corresponding months of the prior year.

       The Company remains focused on its strategies to grow through the drill bit, through synergistic acquisitions and through greater emphasis on marketing. The Company believes that these strategies are appropriate in the current industry environment and establish a firm base which will enable the Company to create shareholder value over the long term.

       The success of these strategies is measured by the achievement of three goals. The first of these goals is to increase cash flow from both increased production and reduced costs. The Company has made significant progress in this area. During 1997, production increased 8.5% while direct operating cost per Mcfe declined $0.02, contributing to the 26% increase in operational cash flow.

       The second goal is to maintain reserves per share while increasing production to protect long-term shareholder value. Reserve additions from the 1997 drilling program replaced 168% of 1997 production. In total, reserve levels decreased slightly due to actions taken as part of the asset rationalization program. The Company plans to drill 270 gross wells in 1998 and increase exploratory drilling, lease acquisition and geophysical expenditures.

       Finally, the Company strives to reduce debt as a percentage of total capitalization without diluting shareholder value. This ratio was 60.7% at the end of 1996 and has improved to 51.9% in 1997 due mainly to a $49 million reduction in total borrowings, made possible from the net proceeds generated from the sale of the Meadville properties.

       In October 1997, the Company exercised the option to convert all of the $3.125 cumulative preferred stock into approximately 1,649,000 shares of Common Stock. By eliminating the dividends on the $3.125 cumulative preferred shares, an additional $2.2 million of annual earnings will be made available to common shareholders in future years.

       The preceding paragraphs, discussing the Company's strategic pursuits and goals, contain forward-looking information. See FORWARD-LOOKING INFORMATION on page 25.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

       The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Natural gas prices were up in 1997 over 1996, resulting in higher cash flows.

       The primary sources of cash for the Company during 1997 were from funds generated from operations and net cash proceeds from the sale of the Meadville properties and acquisition of the Green River properties. Primary uses of cash were funds used in operations, exploration and development expenditures, acquisitions, dividends on preferred and common stock and repayment of debt.

       The Company had a net cash inflow of $0.4 million in 1997. Net cash inflow from operating and financing activities totaled $38.9 million, funding the capital and exploration expenditures of $38.4 million, net of the $48.9 million in net proceeds from the sale of assets.

 (In millions)                                     1997        1996       1995
--------------------------------------------------------------------------------
Cash Flows Provided  by Operating Activities     $  95.0     $  75.5    $  41.5
                                                 -------     -------    -------

      Cash flows provided by operating activities in 1997 were substantially higher, increasing $19.5 million over 1996, due primarily to higher natural gas prices and production, and a significant reduction in trade receivables.

      Cash flows provided by operating activities in 1996 were higher by $34 million compared with 1995 due predominantly to higher natural gas prices.

(In millions)                                 1997       1996         1995
-----------------------------------------------------------------------------
Cash Flows Used by Investing Activities     $(38.4)     $ (67.6)     $ (14.0)
                                            ------      -------      -------

      Cash flows used by investing activities in 1997 were $29.2 million lower than in 1996 due to net proceeds of $47.7 million received from the Meadville/Green River property transaction, partially offset by the expenses of the stronger 1997 drilling program.

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

(In millions)                                 1997          1996       1995
----------------------------------------------------------------------------
Cash Flows Used by Financing Activities     $  (56.2)     $  (9.6)   $ (28.2)
                                            --------      -------    -------


      Cash flows used by financing activities from 1997 consist primarily of the $49.0 million net reduction in borrowings on the revolving credit facility as well as dividend payments. The 1996 activity was mostly attributable to dividend payments, but also included a $1.0 reduction in debt under the credit facility.

      Cash flows used by financing activities from 1995 were primarily net payments on the Company's revolving credit facility, reducing the debt under this facility by $19.0 million.

      The Company's available credit line under the revolving credit facility was $235 million from June 1995 until November 1997. In November 1997, the Company issued $100 million in 7.19% Notes (See Note 5 of the Notes to the Consolidated Financial Statements for further discussion) and reduced the available credit line to $135 million. The available credit line is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by an independent petroleum engineer's report incorporating certain assumptions provided by the lender) and other assets. The Company's outstanding indebtedness under the revolving credit facility was $19 million at December 31, 1997.

      The Company's 1998 interest expense is projected to be approximately $17 million. A principal payment of $16 million on the 10.18% private placement of senior notes is due in the second quarter of 1998.

      The Company has begun making necessary changes to its computer software in preparation for the year 2000. These projects are on schedule and the Company believes that the related costs will not be material to its results of operations or financial condition.

      Capitalization information on the Company is as follows:


 (In millions)              1997        1996        1995
----------------------------------------------------------
Long-Term Debt             $183.0      $248.0      $249.0
Current Portion of
       Long-Term Debt        16.0        --          --
                           ------      ------      ------
Total Debt                  199.0       248.0       249.0

Stockholders' Equity
   Common Stock             127.4        69.4        56.6
   Preferred Stock           56.7        91.3        91.3
                           ------      ------      ------
      Total Equity          184.1       160.7       147.9
                           ------      ------      ------
Total Capitalization       $383.1      $408.7      $396.9
                           ======      ======      ======

Debt to Capitalization       51.9%       60.7%       62.7%
                           ------      ------      ------

      The Company's capitalization reflects the non-cash impact to equity of the $69.2 million SFAS 121 impairment of long-lived assets recorded in 1995. (See
Note 15 of the Notes to the Consolidated Financial Statements for further discussion.)


CAPITAL AND EXPLORATION EXPENDITURES

      The following table presents major components of capital and exploration expenditures for the three years ended December 31, 1997.

(In millions)                            1997            1996           1995
--------------------------------------------------------------------------------
 Capital Expenditures:
    Drilling and Facilities            $  68.2        $  42.7         $  19.3
    Leasehold Acquisitions                 4.3            4.3             2.0
    Pipeline and Gathering                 6.1            6.3             2.2
    Other                                  2.0            0.7             1.2
                                       -------        -------         -------
                                          80.6           54.0            24.7
                                       -------        -------         -------
 Proved Property Acquisitions(3)          45.6            6.6            --
 WERCO Acquisition                        --             (5.3)(1)        (8.4)(2)
                                       -------        -------         -------
                                          45.6            1.3            (8.4)
                                       -------        -------         -------
 Exploration Expenses                     13.9           12.6             8.0
                                       -------        -------         -------
    Total                              $ 140.1        $  67.9         $  24.3
                                       =======        =======         =======
--------------------------------------------------------------------------------


(1) An adjustment to the $40.2 million non-cash component relating to deferred taxes for the difference between the tax and book bases of the acquired properties, as required by SFAS 109, "Accounting for Income Taxes", of the WERCO acquisition as a result of the $8.4 million valuation adjustment received in 1995.
(2) A net cash payment received in connection with a valuation adjustment on the 1994 WERCO acquisition.
(3) Includes $45.2 million in assets acquired from Equitable Resources Energy Company in a like-kind exchange transaction with a portion of the assets sold in the Meadville properties sale.


      The substantially reduced level of capital and exploration expenditures in 1995 resulted from the downsized capital expenditures program resulting from depressed gas prices and the absence of a major acquisition.

      The Company generally funds its capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations and budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

      Planned expenditures for 1998 have been increased 17% compared with 1997, excluding proved property acquisitions. Depending on the level of future natural gas prices, the Company intends to review and adjust the capital and exploration expenditures planned for 1998 as industry conditions dictate. Presently, the Company projects $111 million in capital and exploration expenditures for 1998 including $88.5 million for the drilling and exploration program. The Company plans to drill 270 wells (173.2 net), compared with 225 wells (151.4 net) drilled in 1997.

      In addition to the drilling and exploration program, other 1998 capital expenditures are planned primarily for producing property and lease acquisitions and for gathering and pipeline infrastructure maintenance and construction.

      During 1997, dividends were paid on the Company's common stock totaling $3.7 million, on the $3.125 convertible preferred stock totaling $1.7 million, and on the 6% convertible redeemable preferred stock totaling $3.4 million. The Company has paid quarterly common stock dividends of $0.04 per share since becoming publicly traded in 1990. The amount of future dividends is determined by the Board of Directors and is dependent upon a number of factors, including future earnings, financial condition, and capital requirements.

OTHER ISSUES AND CONTINGENCIES

      Encogen Gas Contract. See Item 3. Legal Proceedings on page 16 for a discussion of this matter.

      Corporate Income Tax. The Company generates tax credits for the production of certain qualified fuels, including natural gas produced from tight formations and Devonian Shale. The credit for natural gas from a tight formation ("tight gas sands") amounts to $0.52 per Mmbtu for natural gas sold prior to 2003 from qualified wells drilled in 1991 and 1992. A number of wells drilled in the Appalachian Region during 1991 and 1992 qualified for the tight gas sands tax credit. The credit for natural gas produced from Devonian Shale is approximately $1.05 per Mmbtu in 1997. In 1995 and 1996, the Company completed three transactions to monetize the value of these tax credits, resulting in revenues of $3.6 million in 1997 and approximately $16.4 million over the remaining five years (See Note 18 of the Notes to the Consolidated Financial Statements for further discussion).

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

      Restrictive Covenants. The Company's ability to incur debt, to pay dividends on its common and preferred stock, and to make certain types of investments is dependent upon certain restrictive covenants in the Company's various debt instruments. Among other requirements, the Company's 10.18% and 7.19% Notes specify a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0. At December 31, 1997 the calculated ratio for 1997 was 5.3 to 1.

CONCLUSION

      The Company's financial results depend upon many factors, particularly the price of natural gas and its ability to market its production on economically attractive terms. The Company's average 1997 produced natural gas sales price increased 8% compared to 1996, while production volumes increased 8.5%. As a result, the Company experienced its highest level of earnings and operating cash flow since becoming a public company in 1990. While prices in most regions of the U.S. moved up sharply in November and December 1996 and January 1997, price volatility in the gas market has remained prevalent in the last few years, as demonstrated most recently in December 1997 and January 1998, with natural gas prices dropping to levels substantially below the prices of the corresponding months of the prior year. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the rest of 1998 and beyond. Because future cash flows and earnings are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital requirements if prices should return to the depressed levels of 1995.

      While the Company's 1998 plans include an increase in capital spending, the Company will periodically assess industry conditions and will adjust its 1998 spending plan to ensure the adequate funding of its capital requirements, including, among other things, reductions in capital expenditures or common stock dividends.

      The Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements.

       The preceding paragraphs contain forward-looking information. See Forward-Looking Information below.


                                      * * *

FORWARD-LOOKING INFORMATION

      The statements regarding future financial performance and results and market prices and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS OF OPERATIONS

      For the purpose of reviewing the Company's results of operations, "Net Income (Loss)" is defined as net income (loss) applicable to common stockholders. The Company's Western Region includes operations located in the Anadarko area, the onshore Gulf Coast, and in the Rocky Mountains.


SELECTED FINANCIAL AND OPERATING DATA

(In millions except where specified)         1997           1996          1995
-------------------------------------------------------------------------------
Net Operating Revenues                    $  185.1        $ 163.1      $  121.1
Operating Expenses                           121.3          116.0         237.2
Interest Expense                              18.0           17.4          24.9
Net Income (Loss)                             23.2           15.3         (92.2)
Earnings (Loss) Per Share - Basic         $   1.00        $  0.67     $   (4.05)

Natural Gas Production (Bcf)
   Appalachia                                 25.3           26.8          27.5
   West                                       38.6           32.0          30.2
                                          --------        -------      --------
   Total Company                              63.9           58.8          57.7
                                          ========        =======      ========

Produced Natural Gas Sales Price ($/Mcf)
   Appalachia                             $   3.00        $  2.72      $   2.22
   West                                   $   2.22        $  2.02      $   1.33
   Total Company                          $   2.53        $  2.34      $   1.75

Crude/Condensate
   Volume (Mbbl)                               574            520           618
   Price ($/Bbl)                          $  20.13        $ 21.14      $  17.95


      The table below presents the after-tax effects of certain selected items ("selected items") on the Company's results of operations for the three years ended December 31, 1997.

(In millions)                                  1997          1996         1995
--------------------------------------------------------------------------------
Net Income (Loss) Before Selected Items      $   23.2       $ 12.5       $(17.3)
   Income tax refund                                           2.8
   SFAS 121 impairment                                                    (69.2)
   Cost reduction program                                                  (4.7)
   Columbia settlement                                                      2.6
   Decoupled gas price hedges                                              (2.0)
   Terminated interest rate swaps                                          (1.6)
                                             --------       ------       ------
Net Income (Loss)                            $   23.2       $ 15.3       $(92.2)
                                             ========       ======       ======


1997 AND 1996 COMPARED

      Net Income and Revenues. The Company reported net income in 1997 of $23.2 million, or $1.00 per share, up $10.7 million, or $0.45 per share, compared to 1996, excluding the impact of the selected items. The $2.8 million special item, or $0.12 per share, in 1996 related to a $1.8 million tax refund for percentage depletion claimed for certain periods prior to 1990 and $1.7 million of interest income ($1.0 million after tax) earned on the refund amount. Excluding these pre-tax effects of the selected items, 1997 operating income and net operating revenues increased $15.1 million and $22.1 million, respectively. Natural gas sales comprised 87%, or $161.7 million, of net operating revenue in 1997. The increase in net operating revenue was a result of both an 8% increase in the produced natural gas sales price and an 8.5% increase in equivalent production. Operating income and net income were similarly impacted by the increases in natural gas prices and equivalent production along with lower depreciation, depletion and amortization expense and interest expense.

      Effective September 1, 1997, the Company sold proved reserves and acreage located primarily in Northwest Pennsylvania (the "Meadville properties") for $92.9 million to Lomak Petroleum Incorporated. The properties sold included 912 wells, producing approximately 15 Mmcfe net per day primarily from the Medina formation. A portion of these assets were replaced, in a like-kind exchange transaction, with oil and gas producing properties located in the Green River Basin of Wyoming (the "Green River properties") purchased for $45.2 million in a transaction with Equitable Resources Energy Company which closed on October 3, 1997. The purchased properties added an estimated 72 Bcfe of reserves, interests in 63 wells with estimated daily net production of 10 Mmcfe and 74 potential drilling locations to the Western Region. This acquisition increased the Company's presence in the Rocky Mountains area by 46%.

      Natural gas production volumes were down 1.5 Bcf, or 6%, to 25.3 Bcf in the Appalachian Region as a result of the September sale of the Meadville properties which were estimated to have produced 1.7 Bcfe in 1997 after the sale. Natural gas production volumes were up 6.6 Bcf, or 21%, to 38.6 Bcf in the Western Region due largely to new production from wells drilled and put on line in the Rocky Mountains and Gulf Coast areas during the last half of 1996 and in 1997 and from the acquired Green River properties which produced 1.9 Bcfe.

      In the Appalachian Region, the average natural gas production sales price increased $0.28 per Mcf, or 10%, to $3.00, increasing net operating revenues by approximately $7.1 million on 25.3 Bcf of production. The average Western Region natural gas production sales price increased $0.20 per Mcf, or 10%, to $2.22, increasing net operating revenues by approximately $7.7 million on 38.6 Bcf of production. The overall weighted average natural gas production sales price increased $0.19 per Mcf, or 8%, to $2.53.

      Crude oil and condensate sales increased by 54 Mbbl, or 10%, primarily due to new production brought on by the higher rate of drilling activity in 1996 and 1997 compared to 1995 levels.

      Brokered natural gas margin was down $1.5 million to $4.1 million due primarily to a $0.03 per Mcf decrease in the net margin to $0.12 per Mcf and in part to a brokered volume decrease of 8% from 1996.

      Operating Expense. The total operating expenses increased $5.3 million, or 5%, to $77.9 million. The significant changes are explained as follows:

      o Direct operation expense increased $1.0 million, or 4%, due to office consolidation costs in the Western Region and the 8.5% increase in equivalent production. Direct operating costs per Mcfe declined, however, from $0.45 to $0.43 due in part to the sale of the higher cost Meadville properties and the addition of new lower cost production.

      o Exploration expense increased $1.3 million primarily due to a $0.9 million rise in geological and geophysical expenses and a $0.3 million increase in contract labor services related to the increased drilling and exploration program in 1997.

      o Depreciation, depletion, amortization and impairment expense decreased $1.9 million, or 4%. due to the benefit of the Meadville/Green River like-kind exchange transaction in the third quarter and due to the decline in the Western Region DD &A rate related to the addition of new lower cost production to existing fields.

      o Taxes other than income increased $2.0 million, or 16%, due to the increase in natural gas production revenues.

      o General and administrative expense increased $2.9 million, or 17%, due primarily to higher incentive and stock compensation expenses related to the Company's marked improvement in earnings performance.

      Interest expense, excluding the 1996 selected item, declined $1.1 million, or 6%, due to a reduction in the Company's long-term debt level.

      Income tax expense, excluding the selected item, was up $5.2 million due to the comparable increase in earnings before income tax. The Company's effective tax rate declined slightly due to a 0.2% reduction in the effective state tax rate combined with a $0.2 million refund received on the prior year percentage depletion claim.


1996 AND 1995 COMPARED

      Net Income (Loss) and Revenues. The Company reported net income in 1996 of $12.5 million, or $0.55 per share, up $29.8 million, or $1.31 per share, compared with 1995, excluding the impact of the selected items. The $2.8 million special item, or $0.12 per share, in 1996 related to a $1.8 million tax refund for percentage depletion claimed for certain periods prior to 1990 and $1.7 million of interest income ($1.0 million after tax) earned on the refund amount. The $74.9 million from special items, or $3.29 per share, in 1995 consisted of a $113.8 million charge ($69.2 million after tax) related to the adoption of SFAS 121, $7.7 million ($4.7 million after tax) for the cost reduction program and other severance costs, $3.2 million ($2.0 million after tax) loss related to uncovered gas price hedges and a $2.6 million charge ($1.6 million after tax) to interest expense to close interest rate swap contracts, offset in part by other revenue of $4.3 million ($2.6 million after tax) in connection with the sale of a Columbia bankruptcy claim. Excluding the pre-tax effects of the selected items, operating income and net operating revenues increased $39 million and $43.1 million, respectively. Natural gas sales comprised 84%, or $137.5 million, of net operating revenue in 1996. The increase in net operating revenues was driven primarily by a 34% increase in the produced natural gas sales price. Net income (loss) and operating income (loss), excluding selected items, were similarly impacted by the increase in the produced natural gas sales price, as well as lower depreciation, depletion & amortization and interest expenses.

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

      o The cost reduction program in 1995 consisted primarily of a 23% staff reduction, achieved through early retirement and involuntary termination programs. The pre-tax charges, a selected item, related to this action totaled $6.8 million, comprised of $3.8 million in salary and other severance related expense and a $3.0 million non-cash charge for curtailments to the pension and postretirement benefits plans.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
---------------------------------------------------------------------------
Report of Independent Accountants                                       31
Consolidated Statement of Operations                                    32
Consolidated Balance Sheet                                              33
Consolidated Statement of Cash Flows                                    34
Consolidated Statement of Stockholders' Equity                          35
Notes to Consolidated Financial Statements                              36
Supplemental Oil & Gas Information (Unaudited)                          55
Quarterly Financial Information (Unaudited)                             59

REPORT OF MANAGEMENT

      The management of Cabot Oil & Gas Corporation is responsible for the preparation and integrity of all information contained in the annual report. The consolidated financial statements and other financial information are prepared in conformity with generally accepted accounting principles and, accordingly, include certain informed judgments and estimates of management.

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






Charles P. Siess, Jr.                                   Ray Seegmiller
Chairman of the Board and                               President and
Chief Executive Officer                                 Chief Operating Officer




March 6, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CABOT OIL & GAS CORPORATION:

      We have audited the accompanying consolidated balance sheet of Cabot Oil & Gas Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cabot Oil & Gas Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

      As discussed in Notes 14 and 15 to the consolidated financial statements, in 1995 the Company changed its method of applying the unit-of-production method to calculate depreciation and depletion on producing oil and gas properties, and accounting for the impairment of long-lived assets.





                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
March 6, 1998

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS


                                                         Year Ended December 31,
(In thousands, except per share amounts)              1997          1996          1995
---------------------------------------------------------------------------------------
NET OPERATING REVENUES
   Natural Gas Production                        $ 161,737     $ 137,482     $ 101,260
   Crude Oil and Condensate                         11,443        10,992        11,089
   Brokered Natural Gas Margin                       4,113         5,619         2,509
   Other                                             7,834         8,968         6,225
                                                 ---------     ---------     ---------
                                                   185,127       163,061       121,083
OPERATING EXPENSES
   Direct Operations                                29,380        28,361        28,328
   Exploration                                      13,884        12,559         8,031
   Depreciation, Depletion and Amortization         40,598        42,689        47,206
   Impairment of Long-Lived Assets (Note 15)          --            --         113,795
   Impairment of Unproved Properties                 2,856         2,701         5,047
   General and Administrative                       19,744        16,823        16,785
   Cost Reduction Program (Note 12)                   --            --           6,820
   Taxes Other Than Income                          14,874        12,826        11,215
                                                 ---------     ---------     ---------
                                                   121,336       115,959       237,227
Gain (Loss) on Sale of Assets                           61         1,685          (614)
                                                 ---------     ---------     ---------
INCOME (LOSS) FROM OPERATIONS                       63,852        48,787      (116,758)
Interest Expense                                    17,961        17,409        24,885
                                                 ---------     ---------     ---------
Income (Loss) Before Income Tax Expense             45,891        31,378      (141,643)
Income Tax Expense (Benefit)                        17,557        10,554       (55,025)
                                                 ---------     ---------     ---------
NET INCOME (LOSS)                                   28,334        20,824       (86,618)
Dividend Requirement on Preferred Stock              5,103         5,566         5,553
                                                 ---------     ---------     ---------
Net Income (Loss) Applicable to
   Common Stockholders                           $  23,231     $  15,258     $ (92,171)
                                                 =========     =========     =========
Basic Earnings (Loss) Per Share Applicable
   to Common Stockholders (Note 20)              $    1.00     $ 0.67 $          (4.05)
                                                 =========     =========     =========
Diluted Earnings (Loss) Per Share Applicable
   to Common Stockholders (Note 20)              $    0.97     $ 0.66$           (4.05)
                                                 =========     =========     =========
Average Common Shares Outstanding                   23,272        22,807        22,775
                                                 =========     =========     =========

----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                                           December 31,
(In thousands)                                                                          1997           1996
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                                         $   1,784      $   1,367
   Accounts Receivable                                                                  59,672         67,810
   Inventories                                                                           6,875          8,797
   Other                                                                                 2,202          1,663
                                                                                     ---------      ---------
     Total Current Assets                                                               70,533         79,637
PROPERTIES AND EQUIPMENT (Successful Efforts Method)                                   469,399        480,511
OTHER ASSETS                                                                             1,873          1,193
                                                                                     ---------      ---------
                                                                                     $ 541,805      $ 561,341
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current Portion of Long-Term Debt                                                 $  16,000           --
   Accounts Payable                                                                     52,348      $  56,338
   Accrued Liabilities                                                                  17,524         16,279
                                                                                     ---------      ---------
   Total Current Liabilities                                                            85,872         72,617
LONG-TERM DEBT                                                                         183,000        248,000
DEFERRED INCOME TAXES                                                                   80,108         69,427
OTHER LIABILITIES                                                                        8,763         10,593
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
   Preferred Stock:
     Authorized -- 5,000,000 Shares of $0.10 Par Value Issued and Outstanding --
       $3.125 Cumulative Convertible Preferred; $50 Stated Value; 0 Shares in
       1997 and 692,439 Shares 1996 -- 6% Convertible Redeemable Preferred; $50
       Stated Value; 1,134,000 Shares in 1997 and 1996                                     113            183
   Common Stock:
     Authorized -- 40,000,000 Shares of $0.10 Par Value Issued and Outstanding
       -- 24,667,262 Shares and 22,847,345 Shares at December 31, 1997 and 1996,
       respectively                                                                      2,467          2,284
   Class B Common Stock:
     Authorized -- 800,000 Shares of $0.10 Par Value
       No Shares Issued                                                                   --             --
   Additional Paid-in Capital                                                          247,033        243,283
   Accumulated Deficit                                                                 (65,551)       (85,046)
                                                                                     ---------      ---------
   Total Stockholders' Equity                                                          184,062        160,704
                                                                                     ---------      ---------
                                                                                     $ 541,805      $ 561,341
                                                                                     =========      =========
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                Year Ended December 31,
(In thousands)                                           1997          1996          1995
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                $   28,334       $20,824     $ (86,618)
   Adjustments to Reconcile Net Income (Loss)
     to Cash Provided by Operations:
       Depletion, Depreciation, and Amortization        40,598        42,689        47,206
       Impairment of Long-Lived Assets                      --            --       113,795
       Impairment of Unproved Properties                 2,856         2,701         5,047
       Deferred Income Tax Expense (Benefit)            10,681        12,017       (55,055)
       Loss (Gain) on Sale of Assets                       (61)       (1,685)          614
       Exploration Expense                              13,884        12,559         8,031
       Other, Net                                        1,419           176         3,178
     Changes in Assets and Liabilities:
       Accounts Receivable                               8,137       (25,796)       (3,848)
       Inventories                                       1,922        (3,201)        2,788
       Other Current Assets                               (539)           46           (13)
       Other Assets                                       (680)          243           (37)
       Accounts Payable and Accrued Liabilities        (10,541)       11,199         5,838
       Other Liabilities                                  (970)        3,713           565
                                                    ----------       -------       -------
   Net Cash Provided by Operations                      95,040        75,485        41,491
                                                    ----------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                                (73,476)      (60,719)      (24,672)
   Cost of Major Acquisition                                --            --         8,402
   Proceeds from Sale of Assets                         48,916         5,725        10,291
   Exploration Expense                                 (13,884)      (12,559)       (8,031)
                                                    ----------       -------       -------
   Net Cash Used by Investing                          (38,444)      (67,553)      (14,010)
                                                    ----------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Debt                                     11,000         6,000        16,000
   Decrease in Debt                                    (60,000)       (7,000)      (35,363)
   Exercise of Stock Options                             2,197           613           348
   Preferred Dividends Paid                             (5,644)       (5,566)       (5,566)
   Common Dividends Paid and Other, Net                 (3,732)       (3,641)       (3,644)
                                                    ----------       -------       -------
   Net Cash Used by Financing                          (56,179)       (9,594)      (28,225)
                                                    ----------       -------       -------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                        417        (1,662)         (744)
Cash and Cash Equivalents, Beginning of Year             1,367         3,029         3,773
                                                    ----------       -------       -------
Cash and Cash Equivalents, End of Year              $    1,784       $ 1,367       $ 3,029
                                                    ==========       =======       =======
----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       Retained
                                      Common    Preferred   Paid-In    Earnings
(In thousands)                         Stock      Stock     Capital    (Deficit)     Total
--------------------------------------------------------------------------------------------
Balance at December 31, 1995        $ 2,275      $ 183     $241,471   $   (847)   $ 243,082
                                    -------      -----     --------   --------    ---------
Net Loss                                                               (86,618)     (86,618)
Exercise of Stock Options                 3                     345                     348
Preferred Stock Dividends                                               (5,566)      (5,566)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,631)      (3,631)
Stock Grant Vesting                                             242                     242
Other                                                                       (1)          (1)
                                    -------      -----     --------   --------    ---------
Balance at December 31, 1996        $ 2,278      $ 183     $242,058   $(96,663)   $ 147,856
                                    =======      =====     ========   ========    =========
Net Income                                                              20,824       20,824
Exercise of Stock Options                 6                     607                     613
Preferred Stock Dividends                                               (5,566)      (5,566)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,649)      (3,649)
Stock Grant Vesting                                             618                     618
Other                                                                        8            8
                                    -------      -----     --------   --------    ---------
Balance at December 31, 1997        $ 2,284      $ 183     $243,283   $(85,046)   $ 160,704
                                    =======      =====     ========   ========    =========
Net Income                                                              28,334       28,334
Exercise of Stock Options                14                   2,183                   2,197
Preferred Stock Dividends                                               (5,103)      (5,103)
Common Stock Dividends                                                  (3,732)      (3,732)
   at $0.16 Per Share
Stock Grant Vesting                                           1,662                   1,662
Conversion of $3.125 Preferred
   Stock to Common Stock                165        (70)         (95)                      0
Other                                     4                                 (4)           0
                                    -------      -----     --------   --------    ---------
BALANCE AT DECEMBER 31, 1997        $ 2,467      $ 113     $247,033   $(65,551)   $ 184,062
                                    =======      =====     ========   ========    =========

---------------------------------------------------------------------------------------------

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

PROPERTIES AND EQUIPMENT

      The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs that locate proved reserves, are capitalized

      Before the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121 on September 1, 1995, the Company limited the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs. Under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the unamortized capital costs at a lease level are reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value (See Note 15 Accounting For Long-Lived Assets). The Company makes a determination of an impairment event through either adverse changes or a periodic review of all fields each year.

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

ACCOUNTS PAYABLE

      This account includes credit balances to the extent that checks issued have not been presented to the Company's bank for payment. These credit balances included in accounts payable were approximately $5.5 million and $10.4 million at December 31, 1997 and 1996, respectively.

EARNINGS (LOSS) PER COMMON SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). The Company has adopted this statement effective December 31, 1997. SFAS 128 simplifies the computation of earnings per share for companies with complex capital structure by replacing primary and fully diluted presentations with the new basic and diluted disclosures. It has not impacted the Company's previously disclosed earnings per share since the Company had a simple capital structure and because earnings per share in prior years was calculated in the same manner that the new "Basic" earnings per share is presented. Basic earnings per share amounts are based on the weighted average of shares outstanding ( 23,272,432 in 1997 and 22,806,516 in 1996). See Note 20 Earnings (Loss) Per Common Share for further discussion.

RISK MANAGEMENT ACTIVITIES

      From time to time, the Company enters into derivative contracts, such as natural gas price swaps, as a hedging strategy to manage commodity price risk associated with its inventories, production or other contractual commitments. Gains or losses on these hedging activities are generally recognized over the period that the inventory, production or other underlying commitment is hedged. The cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period that the underlying production or other contractual commitment is delivered. Unrealized gains or losses associated with any derivative contracts not considered to be a hedge are recognized currently in the results of operations.

      The conditions to be met for a derivative instrument to qualify as a hedge are as follows: (1) the item to be hedged exposes the Company to price risk; (2) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (3) at the inception of the hedge and throughout the hedge period there is a high correlation of the changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

      When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized currently in the results of operations to the extent the market value changes in the derivative have not been offset by the effects of the price changes on the hedged item since the inception of the hedge. See Note 13 Financial Instruments for further discussion.

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

RECLASSIFICATIONS

      Certain items within the Consolidated Statement of Operations for the year ended 1995 have been reclassified to conform with the 1996 and 1997 presentation. Under the new presentation, the Company presents gas revenues from its equity production net of related costs (principally transportation and storage costs) in a new revenue item called "Natural Gas Production". Similarly, the procurement costs related to the purchase and resale (brokered) activity are netted against the gas revenues and presented in a new item called "Brokered Natural Gas Margin" in the net operating revenues section.


2.  PROPERTIES AND EQUIPMENT

      Properties and equipment are comprised of the following:



                                           December 31,
(In thousands)                         1997          1996
------------------------------------------------------------
Unproved Oil and Gas Properties     $  24,618      $  15,746
Proved Oil and Gas Properties         744,381        811,726
Gathering and Pipeline Systems        116,360        150,910
Land, Building and Improvements         3,896          5,221
Other                                  17,525         16,028
                                    ---------      ---------
                                      906,780        999,631
Accumulated Depreciation,
   Depletion and Amortization        (437,381)      (519,120)
                                    ---------      ---------
                                    $ 469,399      $ 480,511
                                    =========      =========


      As a component of accumulated depreciation, depletion and amortization, total accrued future plug and abandonment cost was $13.1 million and $14.8 million at December 31, 1997 and 1996, respectively. The Company believes that this accrual adequately provides for its estimated future plug and abandonment cost.

3.  ADDITIONAL BALANCE SHEET INFORMATION

      Certain balance sheet amounts are comprised of the following:



                                                      December 31,
(In thousands)                                      1997          1996
------------------------------------------------------------------------
Accounts Receivable
   Trade Accounts                                 $ 49,315      $ 63,458
   Insurance Recoveries                              3,043          --
   Current Income Tax Receivable                     1,291          --
   Other Accounts                                    6,562         5,021
                                                  --------      --------
                                                    60,211        68,479
   Allowance for Doubtful Accounts                    (539)         (669)
                                                  --------      --------
                                                  $ 59,672      $ 67,810
                                                  ========      ========
Accounts Payable
   Trade Accounts                                 $  6,209      $ 12,277
   Natural Gas Purchases                            13,991        20,726
   Royalty and Other Owners                         11,995        13,469
   Capital Costs                                    12,936         5,409
   Dividends Payable                                   851         1,391
   Taxes Other Than Income                           1,478         1,170
   Drilling Advances                                 2,333           111
   Other Accounts                                    2,555         1,785
                                                  --------      --------
                                                  $ 52,348      $ 56,338
                                                  ========      ========
Accrued Liabilities
   Employee Benefits                              $  6,067      $  4,432
   Taxes Other Than Income                           8,314         8,407
   Interest Payable                                  2,147         2,188
   Other Accrued                                       996         1,252
                                                  --------      --------
                                                  $ 17,524      $ 16,279
                                                  ========      ========
Other Liabilities
   Postretirement Benefits Other Than Pension     $    992      $  1,853
   Accrued Pension Cost                              3,742         4,022
   Taxes Other Than Income and Other                 4,029         4,718
                                                  --------      --------
                                                  $  8,763      $ 10,593
                                                  ========      ========


4.  INVENTORIES

      Inventories are comprised of the following:


                                                          December 31,
(In thousands)                                       1997             1996
--------------------------------------------------------------------------------
Natural Gas in Storage                            $    6,322         $   7,312
Tubular Goods and Well Equipment                       1,663             1,677
Pipeline Exchange Balances                            (1,110)             (192)
                                                  ----------         ---------
                                                  $    6,875         $   8,797
                                                  ==========         =========


5.  DEBT AND CREDIT AGREEMENTS

SHORT-TERM DEBT

      The Company has a $5.0 million unsecured short-term line of credit with a bank which it uses as part of its cash management program. The interest rate on the line of credit is at the bank's prime rate minus 1%. The debt agreement was established in February 1996, replacing the previous $5 million short-term line with another bank. Aside from a more favorable rate, prime rate minus 1% versus prime rate, the terms of the new line of credit are comparable to the previous line of credit. At December 31, 1997 and 1996, no debt was outstanding under the respective lines.

10.18% NOTES

      In May 1990, the Company issued an aggregate principal amount of $80 million of its 12-year 10.18% Notes (the "10.18% Notes") to a group of nine institutional investors in a private placement offering. The 10.18% Notes require five annual $16 million principal payments starting in May 1998. The payment due in May 1998 is classified as "Current Portion of Long-Term Debt", a current liability on the Company's Consolidated Balance Sheet. The Company may prepay all or any portion of the indebtedness on any date with a prepayment premium. Due to the impact of the interest rate swap instruments obtained in 1993 (see "Interest Rate Swap Agreements" under Note 13 Financial Instruments), the Company's effective interest rate for the 10.18% Notes in the year ended December 31, 1995 was 12.6%. This effective rate excluded the $2.6 million charge in December 1995 to terminate the remaining interest rate swaps. Without the impact of the interest rate swaps, closed in 1995, the effective interest rate returned to 10.18% in 1996 and 1997. The 10.18% Notes contain restrictions on the merger of the Company or any subsidiary with a third party other than under certain limited conditions, as well as various other restrictive covenants customarily found in such debt instruments, including a restriction on the payment of dividends and a required asset coverage ratio (present value of proved reserves to debt and other liabilities) that must be at least 1.5 to 1.0.

7.19% NOTES

       In November 1997, the Company issued an aggregate principal amount of $100 million of its 12-year 7.19% Notes (the "7.19% Notes") to a group of six institutional investors in a private placement offering. The 7.19% Notes require five annual $20 million principal payments starting in November 2005. The Company may prepay all or any portion of the indebtedness on any date with a prepayment premium. The 7.19% Notes contain restrictions on the merger of the Company or any subsidiary with a third party other than under certain limited conditions, as well as various other restrictive covenants customarily found in such debt instruments, including a required asset coverage ratio (present value of proved reserves to debt and other liabilities) that must be at least 1.5 to 1.0; and a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.

REVOLVING CREDIT AGREEMENT

      The Company has a $135 million Revolving Credit Agreement (the "Credit Facility") with five banks. During 1997, the Company elected to reduce its availability under the Credit Facility to the existing $135 million level from $235 million in connection with the issuance of the 7.19% Notes. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. In May 1997, the revolving term under the Credit Facility was extended one year to June 1999. Interest rates are principally based on a reference rate of either the rate for certificates of deposit ("CD rate") or LIBOR, plus a margin, or the prime rate. The margin above the reference rate is presently equal to 3/4 of 1% for the LIBOR based rate, or 7/8 of 1% for the CD based rate. The Credit Facility provides for a commitment fee on the unused available balance at an annual rate of 3/8 of 1% and a commitment fee on the unavailable balance of the credit line at an annual rate of 1/4 of 1%. The Company's effective interest rates for the Credit Facility in the years ended December 31, 1997, 1996 and 1995 were 6.6%, 6.6% and 6.8%, respectively. Although the revolving term of the Credit Facility expires in June 1999, it may be extended with the banks' approval. If such term is not extended, the indebtedness outstanding will be payable in 24 quarterly installments. Interest rates are subject to increase if the indebtedness under the Credit Facility is greater than 80% of the Company's debt limit of $315 million, as noted below. The Credit Facility contains various restrictive covenants customarily found in such facilities, including restrictions (i) prohibiting the merger of the Company or any subsidiary with a third party other than under certain limited conditions,
(ii) prohibiting the sale of all or substantially all of the Company's or any subsidiary's assets to a third party, and (iii) requiring a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.

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



      Net periodic pension cost of the Company for the years ended December 31, 1997, 1996 and 1995 are comprised of the following:


(In thousands)                                          1997           1996             1995
--------------------------------------------------------------------------------------------
QUALIFIED:
   Current Year Service Cost                         $   753        $    737       $     722
   Interest Accrued on Pension Obligation                810             744             742
   Actual Return on Plan Assets                       (1,129)           (948)         (1,327)
   Net Amortization                                      491             448             934
   Curtailment Gain                                       --              --            (376)
   Special Termination Benefit                            --              --             766
                                                     -------        --------       ---------
   Net Periodic Pension Cost                         $   925        $    981       $   1,461
                                                     =======        ========       =========

NON-QUALIFIED:
   Current Year Service Cost                         $    28        $     90       $      63
   Interest Accrued on Pension Obligation                  6               6              23
   Net Amortization                                       27              34              39
   Curtailment Loss                                       --              --              37
   Settlement Charge                                      --              --             174
                                                     -------        --------       ---------
   Net Periodic Pension Cost                         $    61        $    130       $     336
                                                     =======        ========       =========


      The following table sets forth the funded status of the Company's pension plans at December 31, 1997 and 1996, respectively:


                                                          1997                       1996
(In thousands)                                 QUALIFIED   NON-QUALIFIED    QUALIFIED   NON-QUALIFIED
------------------------------------------------------------------------------------------------------
Actuarial Present Value of:
   Vested Benefit Obligation                    $  7,838     $    246      $   6,946      $    31
   Accumulated Benefit Obligation                  8,669          363          7,621           81

   Projected Benefit Obligation                 $ 12,772     $    668      $  10,960      $    81
   Plan Assets at Fair Value                       8,890           --          7,074           --
                                                --------     --------      ---------      ---------
   Projected Benefit Obligation in Excess
      of Plan Assets                               3,882          668          3,886           81
   Unrecognized Net Gain (Loss)                    1,527         (436)         1,750          140
   Adjustment to Recognize Minimum
      Liability                                                   480
   Unrecognized Prior Service Cost                  (862)        (349)          (950)        (386)
                                                --------     --------      ---------      --------
   Accrued (Prepaid) Pension Cost               $  4,547     $    363      $   4,686      $  (165)
                                                ========     ========      =========      ========

      Assumptions used to determine benefit obligations and pension costs are as follows:


                                                 1997     1996         1995
--------------------------------------------------------------------------------
Discount Rate                                    7.50%    7.50%       7.50%(1)
Rate of Increase in Compensation Levels          4.50%    4.50%       4.50%(1)
Long-Term Rate of Return on Plan Assets          9.00%    9.00%       9.00%
--------------------------------------------------------------------------------

(1) Represents the rates used to determine the benefit obligation. An 8.5% discount rate and 5.5% rate of increase in compensation levels were used to compute pension costs.


SAVINGS INVESTMENT PLAN

      The Company has a Savings Investment Plan (the "SIP") which is a defined contribution plan. The Company matches a portion of employees' contributions. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $0.6 million, $0.6 million and $0.8 million in 1997, 1996 and 1995, respectively. Effective February 1, 1994, the Company's common stock was added as an investment option within the SIP.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      In addition to providing pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees, including their spouses, eligible dependents and surviving spouses ("retirees"). Substantially all employees become eligible for these benefits if they meet certain age and service requirements at retirement. The Company was providing postretirement benefits to 259 retirees and 295 retirees at the end of 1997 and 1996, respectively.

      The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", in 1992 and elected to amortize the accumulated postretirement benefit obligation at January 1, 1992 (the "Transition Obligation") over 20 years.

      The amortization benefit of the unrecognized Transition Obligation in 1997, 1996 and 1995, presented in the table below, is due to a cost-cutting amendment to the postretirement medical benefits in 1993. The amendment prospectively reduced the unrecognized Transition Obligation by $9.8 million and is amortized over a 5.75 year period beginning in 1993.

      Postretirement benefit costs recognized in the years ended December 31, 1997, 1996 and 1995 are comprised of the following:

(In thousands)                                               1997         1996         1995
-----------------------------------------------------------------------------------------------
      Service Cost of Benefits Earned During the Year     $   168      $    99      $   140
      Interest Cost on the Accumulated Postretirement
      Benefit Obligation                                      519          522          517
      Amortization Benefit of the Unrecognized Gain          (181)        (163)        (249)
      Amortization Cost (Benefit) of the Unrecognized
      Transition Obligation                                  (808)        (807)        (821)
      Curtailment Loss                                       --           --          2,074
      Special Termination                                    --           --            503
                                                          -------      -------      -------
      Total Postretirement Benefit Cost (Benefit)         $  (302)     $  (349)     $ 2,164
                                                          =======      =======      =======

      The health care cost trend rate used to measure the expected cost in 1997 for medical benefits to retirees over age 65 was 8.2%, graded down to a trend rate of 0% in 2001. The health care cost trend rate used to measure the expected cost in 1997 for retirees under age 65 was 8.5%, graded down to a trend rate of 0% in 2001. Provisions of the plan should prevent further increases in employer cost after 2001.

      The weighted average discount rate used in determining the actuarial present value of the benefit obligation at December 31, 1997 and 1996 was 7.5%.

      A one-percentage-point increase in health care cost trend rates for future periods would increase the accumulated net postretirement benefit obligation by approximately $167 thousand and, accordingly, the total postretirement benefit cost recognized in 1996 would have also increased by approximately $17 thousand.

      The funded status of the Company's postretirement benefit obligation at December 31, 1997 and 1996 is comprised of the following:


(In thousands)                                                        1997            1996
------------------------------------------------------------------------------------------
Plan Assets at Fair Value                                          $    --         $   --
Accumulated Postretirement Benefits Other Than Pensions
   Retirees                                                           5,626          5,681
   Active Participants                                                1,677          1,526
                                                                   --------        -------
                                                                      7,303          7,207
Unrecognized Cumulative Net Gain                                      2,429          2,614
Unrecognized Transition Obligation                                   (8,395)        (7,587)
                                                                   --------        -------
   Accrued Postretirement Benefit Liability                        $  1,337        $ 2,234
                                                                   ========        =======


7.  INCOME TAXES

      Income tax expense (benefit) is summarized as follows:


                                                  Year Ended December 31,
(In thousands)                                 1997         1996           1995
------------------------------------------------------------------------------------
CURRENT:
   Federal                                  $    5,210    $   (1,229)    $       --
   State                                         1,089           316             30
                                            ----------    ----------     -----------
     Total                                       6,299          (913)            30
                                            ----------    ----------     -----------
DEFERRED:
   Federal                                       9,382         9,756        (46,430)
   State                                         1,876         1,711         (8,625)
                                            ----------    ----------     ----------
     Total                                      11,258        11,467        (55,055)
                                            ----------    ----------     ----------
Total Income Tax Expense (Benefit)          $   17,557    $   10,554     $  (55,025)
                                            ==========    ==========     ==========



      Total income taxes were different than the amounts computed by applying the statutory federal income tax rate as follows:


                                                     Year Ended December 31,
(In thousands)                                    1997           1996          1995
-----------------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                     35%            35%            35%

Computed "Expected" Federal Income Tax          $ 16,062       $ 10,982       $(49,575)
State Income Tax, Net of Federal Income Tax        1,927          1,317         (5,586)
Other, Net                                          (432)        (1,745)           136
                                                --------       --------       --------
Total Income Tax Expense (Benefit)              $ 17,557       $ 10,554       $(55,025)
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


      The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1997 and 1996 were as follows:



(In thousands)                                          1997         1996
----------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
   Property, Plant and Equipment                      $115,808     $115,099
                                                      --------     --------
DEFERRED TAX ASSETS:
   Alternative Minimum Tax Credit Carryforwards          9,674        3,786
   Net Operating Loss Carryforwards                      6,749       17,708
   Note Receivable on Section 29 Monetization(1)        13,933       18,347
   Items Accrued for Financial Reporting Purposes        5,344        5,831
                                                      --------     --------
                                                        35,700       45,672
                                                      --------     --------
Net Deferred Tax Liabilities                          $ 80,108     $ 69,427
                                                      ========     ========
----------------------------------------------------------------------------

(1) As a result of the monetization of Section 29 tax credits in 1997 and 1996, the Company recorded an asset sale for tax purposes in exchange for a long-term note receivable which will be repaid through 100% working and royalty interest in the production from the sold properties.


     At December 31, 1997, the Company has a net operating loss carryforward for regular income tax reporting purposes of $18.2 million which will begin expiring in 2009. In addition, the Company has an alternative minimum tax credit carryforward of $9.7 million which does not expire and is available to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any such year. In 1996, the Company recorded a $5.3 million adjustment reducing deferred tax liabilities for the reversal of temporary differences associated with the $8.4 million valuation adjustment received in 1995 on the 1994 WERCO acquisition (See Note 11 WERCO Acquisition).

8.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases, most of which expire within five years and may be renewed by the Company. Rent expense under such arrangements totaled $4.1 million, $4.8 million and $4.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rental commitments under non-cancelable leases in effect at December 31, 1997 are as follows:

(In thousands)
----------------------------------------------
1998                               $  2,932
1999                                  2,146
2000                                  1,422
2001                                  1,039
2002                                    906
Thereafter                              430
                                   --------
                                   $  8,875
                                   ========


     Minimum rental commitments are not reduced by minimum sublease rental income of $1.4 million due in the future under non-cancelable subleases.

CONTINGENCIES

      The Company is a defendant in various lawsuits and is involved in other gas contract issues. In the opinion of the Company, final judgments or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could be significant to the results of operations and cash flows of any period but would not have a material adverse effect on the Company's financial position.

      The Company sells approximately 20,000 Mmbtu of its natural gas per day in the Western Region to a cogeneration plant owned by Encogen Northwest, L.P. ("Encogen") under a contract containing a fixed price that escalates annually, a firm delivery arrangement and a term continuing through June 30, 2008. Encogen has requested that the Company consider restructuring this agreement. Thus far the Company has been unwilling to restructure the agreement without full compensation for the agreements value. See Item 3. Legal Proceedings for further discussion of this matter.

9.  CASH FLOW INFORMATION

      Cash paid for interest and income taxes is as follows:


                                                Year Ended December 31,
(In thousands)                             1997        1996         1995
--------------------------------------------------------------------------------
Interest                                  $18,001     $17,105     $24,744
Income Taxes                              $ 8,980     $   873     $   197


      At December 31, 1997 and 1996, the majority of cash and cash equivalents is concentrated in one financial institution. Additionally, the Company has accounts receivable that are subject to credit risk.

      At December 31, 1997 and 1996, the Accounts Payable balance on the Consolidated Balance Sheet included payables for capital expenditures of $12.9 million and $5.4 million, respectively.

10.  CAPITAL STOCK

INCENTIVE PLANS

      On May 20, 1994, the 1994 Long-Term Incentive Plan and the 1994 Non-Employee Director Stock Option Plan were approved by the shareholders. The Company has two other stock option plans - the Incentive Stock Option Plan, adopted in 1990, and the 1990 Non-Employee Director Stock Option Plan. Under these four plans (the "Incentive Plans"), incentive and non-statutory stock options, stock appreciation rights ("SARs") and stock awards may be granted to key employees and officers of the Company, and non-statutory stock options may be granted to non-employee directors of the Company. A maximum of 2,660,000 shares of Common Stock, par value $0.10 per share, are subject to issuance under the Incentive Plans. All stock options have a maximum term of five or ten years from the date of grant and most vest over time. The options are issued at market value on the date of grant. The minimum exercise period for stock options is six months from the date of grant. No SARs have been granted under the Incentive Plans. Information regarding the Company's Incentive Plans is summarized below:

                                                            December 31,
                                                 1997          1996            1995
--------------------------------------------------------------------------------------
         Shares Under Option at
             Beginning of Period              1,532,353     1,310,318        953,775
         Granted                                 82,500       311,750        565,750
         Exercised                              139,836        41,094          2,400
         Surrendered or Expired                  70,140        48,621        206,807
                                             ----------    ----------     ----------
         Shares Under Option at
             End of Period                    1,404,877     1,532,353      1,310,318
                                             ==========    ==========     ==========

         Option Price Range per Share        $  13.25 -    $  13.25 -     $  13.25 -
                                                  26.00         26.00          26.00
         Options Exercisable at End
             of Period                        1,071,923      1,021,362       852,692
                                             ==========    ===========    ==========


      Under the 1994 Long-Term Incentive plan, the Compensation Committee of the Board of Directors may grant awards of performance shares of stock to members of the executive management group. Each grant of performance shares has a three-year performance period, measured as the change from July 1 of the initial year of the performance period to June 30 of the third succeeding year. The number of shares of common stock received at the end of the performance period is based principally on the relative stock price growth between the two measurement dates of the Company's common stock as compared to that of a list of company peers. The performance shares which were granted on July 1, 1994, expired on June 1, 1997 without the issuance of any common stock of the Company. Performance shares granted in July of 1995 and 1996 may be converted to shares of common stock, depending upon the Company's relative performance to the peer group measured on June 1st of 1998 and 1999, respectively.

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

      The pro forma results of operations, had the Company adopted SFAS 123, were net income of $22.9 million and $14.8 million, or $0.98 and $0.65 per share, in 1997 and 1996, respectively, and a net loss of $92.9 million, or $4.08 per share, in 1995. Under the fair value based method, the weighted average fair values of options granted during 1997, 1996 and 1995 were $4.26, $5.51 and $4.52, respectively. The fair value of stock options was calculated using a Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1997, 1996 and 1995: stock price volatility of 25.8 percent; risk free rate of return ranging from 6.20 percent to 6.46 percent; dividend rate of $0.16 per year; and an expected term of 5 years. The fair value of stock options included in the pro forma results for each of the three years is not necessarily indicative of future effects on net income and earnings per share.

DIVIDEND RESTRICTIONS

      The determination of the amount of future cash dividends, if any, to be declared and paid on the Common Stock will be subject to the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, and its future business prospects. The Company's 10.18% note agreement restricts certain payments ("Restricted Payments," as defined in the note agreement) associated with (i) purchasing, redeeming, retiring or otherwise acquiring any capital stock of the Company or any option, warrant or other right to acquire such capital stock or (ii) declaring any dividend, if immediately prior to or after giving effect to such payments, the dividend exceeds consolidated net cash flows, as defined, and the ratio of proved reserves to debt is less than 1.7 to 1, or an event of default has occurred under the note agreement. As of December 31, 1997, such restrictions had no adverse impact on the Company's ability to pay regular dividends. The agreement related to 7.19% Notes issued in 1997 contains no restricted payment provision.

PURCHASE RIGHTS

      On January 21, 1991, the Board of Directors adopted the Preferred Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of Common Stock. Each right becomes exercisable, at a price of $55, when any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for beneficial ownership of 15 percent or more of the Company's outstanding Common Stock, except pursuant to a tender or exchange offer for all outstanding shares of Common Stock deemed to be fair and in the best interests of the Company and its stockholders by a majority of the independent Continuing Directors (as defined in the plan). Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), or to receive, after certain triggering events, Common Stock or other property having a market value (as defined in the plan) of twice the exercise price of each right. After the rights become exercisable, if the Company is acquired in a merger or other business combination in which it is not the survivor or 50 percent or more of the Company's assets or earning power are sold or transferred, each right entitles the holder to purchase common stock of the acquiring company with a market value (as defined in the plan) equal to twice the exercise price of each right. At December 31, 1997, there were no shares of Junior Preferred Stock issued.

      The rights, which expire on January 21, 2001, and the exercise price are subject to adjustment and may be redeemed by the Company for $0.01 per right at any time before they become exercisable. Under certain circumstances, the Continuing Directors may opt to exchange one share of Common Stock for each exercisable right.

PREFERRED STOCK

      At December 31, 1996, 692,439 shares of the Company's $3.125 cumulative convertible preferred stock ("$3.125 preferred stock") were issued and outstanding. Each share had a stated value of $50 and was convertible any time by the holder into Common Stock at a conversion price of $21 per share. These shares were also redeemable under certain provisions and fixed redemption prices. The Company had the option to convert the $3.125 preferred stock into shares of Common Stock valued at the conversion price if the closing price of the Common Stock was at least equal to the conversion price for 20 consecutive trading days. In October 1997, the Company exercised this right and converted all of the 692,439 shares of $3.125 preferred stock into 1,648,664 shares of Common Stock.

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


                                            DECEMBER 31, 1997            DECEMBER 31, 1996
                                       CARRYING         ESTIMATED     CARRYING      ESTIMATED
(IN THOUSANDS)                          AMOUNT         FAIR VALUE      AMOUNT      FAIR VALUE
-----------------------------------------------------------------------------------------------
DEBT:
   10.18% Notes                       $   80,000      $   86,555     $  80,000     $   86,433
   7.19% Notes                           100,000         102,693            --             --
   Credit Facility                        19,000          19,000       168,000        168,000
                                      ----------      ----------     ---------     ----------
                                      $  199,000      $  208,248     $ 248,000     $  254,433
                                      ==========      ==========     =========     ==========
OTHER FINANCIAL INSTRUMENTS:
      Gas Price Swaps                         --      $     (350)           --     $      763


LONG-TERM DEBT

      The fair value of long-term debt is the estimated cost to acquire the debt, including a premium or discount for the differential between the issue rate and the year-end market rate. The fair value of the 10.18% Notes and the 7.19% Notes is based upon interest rates available to the Company. The Credit Facility and the short-term line approximate fair value because these instruments bear interest at rates based on current market rates.

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

      In January 1995, the Company entered into four additional swap agreements which effectively fixed interest payments on the original interest rate swaps until May 1997. In 1995, the Company recorded $4.5 million of interest expense related to these swap agreements.

GAS PRICE SWAPS

      The Company has entered into several price swap agreements with counterparties. In a majority of the natural gas price swap agreements in 1996, the Company received a fixed price ("fixed price swap contracts") for a notional quantity of natural gas in exchange for its paying a variable price based on a market based index, such as the NYMEX gas futures. The fixed price swap contracts are used to hedge price risk associated with the Company's production. During 1996, the fixed prices received on closed contracts ranged from $1.02 to $2.54 per Mmbtu on total notional quantities of 17,600,000 Mmbtu. There were no fixed price swap contracts open at December 31, 1996. During 1997, the Company entered into no fixed price swap contracts to hedge prices on its production.

      Typically, the Company enters into contracts to sell its natural gas at a variable price based on the market index price. However, in some circumstances, some of the Company's customers request that a fixed price be stated in the contract. After entering into these certain fixed price sales contracts to meet the needs of its customers, the Company typically opens gas swap agreements to convert these fixed price contracts to market-sensitive price contracts. These agreements had total notional quantities of 2,683,000 Mmbtu and 1,002,000 Mmbtu in closed contracts in 1997 and 1996, respectively. In 1997 and 1996, this represented approximately 7% and 3%, respectively, of the Company's total volume of brokered gas sold. Additional agreements which remained open at year end had notional quantities of 248,000 Mmbtu and 744,000 Mmbtu in 1997 and 1996, respectively.

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

CREDIT RISK

      Although notional contract amounts are used to express the volume of gas price and interest rate swap agreements, the amounts potentially subject to credit risk in the event of non-performance by third parties are substantially smaller. The Company does not anticipate any material impact to its financial results due to non-performance by the third parties.


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


15.  ACCOUNTING FOR LONG-LIVED ASSETS

      Effective September 30, 1995, the Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the undiscounted estimated future cash flow of the asset. Under SFAS 121, the Company reviewed the impairment of oil and gas properties and related assets on an economic unit basis. For each economic unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the economic unit was recognized. Fair value, on an economic unit basis, was estimated to be the present value of expected future net cash flows over the economic lives of the reserves. As a result of the adoption of SFAS 121, the Company recognized a non-cash charge during the third quarter of 1995 of $113.8 million ($69.2 million after tax).

16.  OIL AND GAS PROPERTY TRANSACTIONS

      The Company sold various non-core oil and gas properties in the Appalachian Region, receiving proceeds of $4.6 million, in 1996 and in the Western Region, obtaining proceeds of $7.6 million, in 1995.

      In the fourth quarter of 1997, the Company closed two notable asset transactions. Properties in northwest Pennsylvania (the "Meadville properties"), including 912 wells and 15 Mmcfed of production, were sold to Lomak Petroleum Incorporated for $92.9 million. In a like-kind exchange transaction, the Company matched a portion of the Meadville properties sold with approximately $45 million in oil and gas producing properties acquired from Equitable Resources Energy Company, including 63 wells and 10 Mmcfed of production.

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

18.  MONETIZATION OF SECTION 29 TAX CREDITS

      The Company completed two transactions in September and November 1995 and a third transaction in August 1996 to monetize the value of Section 29 tax credits from most of its qualifying Appalachian and Rocky Mountain properties. The transactions provided up-front cash of $2.8 million in 1995 and $0.6 million in 1996 which was recorded as a reduction to the net book value of natural gas properties, and will generate additional revenues through 2002 estimated at $23 million ($3.6 million in 1997 and $3.4 million in 1996) related to the value of future Section 29 tax credits attributable to these properties. Employing a volumetric production payment structure, the production, revenues, expenses and proved reserves related to these properties will continue to be reported by the Company as Other Revenue until the production payment is satisfied.

19.   SUPPLEMENTAL FULL COST ACCOUNTING INFORMATION

      U.S. oil and gas producing entities may utilize one of two methods of financial accounting: successful efforts or full cost. Given the current composition of the Company's properties, management considers the successful efforts method to be more appropriate than the full cost method primarily because the successful efforts method results in moderately better matching of costs and revenues. It has come to management's attention that certain users of the Company's financial statements believe that information about the Company prepared under the full cost method would be useful. As a result, management has presented the following supplemental full cost information.

      Successful efforts methodology is explained in Note 1. Summary of Significant Accounting Policies.

      Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Such capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. Net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as: (1) the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves, plus (2) the cost of properties not being amortized, plus
(3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, minus (4) the deferred tax liabilities for the temporary differences between the book and tax basis of oil and gas properties. Proceeds from the sale of oil and gas properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center, in which case a gain or loss is recognized. Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties totaled $24.6 million, $15.7 million, and $12.5 million at December 31, 1997, 1996, and 1995, respectively.

      Because of the capital cost limitations, described above, full cost entities are not subject to the impairment test prescribed by SFAS 121 (see Note
15. Accounting for Long-Lived Assets).

                                                     1997                      1996                         1995
                                            --------------------        -------------------       --------------------------
                                            SUCCESSFUL     FULL         SUCCESSFUL     FULL       SUCCESSFUL       FULL
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     EFFORTS       COST           EFFORTS      COST        EFFORTS         COST
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Properties and Equipment, Net             $ 469,399     $ 651,739     $ 480,511     $ 657,957     $ 474,371      $ 646,322
Stockholders' Equity                        184,062       296,201       160,704       269,833       147,856        253,606
INCOME STATEMENT:
Depreciation, Depletion, Amortization
and Unproved Property Impairment          $  43,454     $  52,383     $  45,390     $  50,769     $  52,253      $  51,922
Impairment of Long-Lived Assets                --            --            --            --         113,795           --
Impairment - Full Cost Ceiling                 --            --            --            --            --             --
Net Income (Loss) Applicable
    to Common Stockholders                   23,231        26,240        15,258        18,637       (92,171)       (17,481)
Basic Earnings (Loss) Per Share           $    1.00     $    1.13     $    0.67     $    0.82     $   (4.05      $   (0.77)


20.   EARNINGS (LOSS) PER COMMON SHARE

      The adoption of SFAS 128 effective December 31, 1997, requires the restatement of Earnings (Loss) Per Share of each year presented in the Consolidated Statement of Operations. Since the Company has a simple capital structure, previously disclosed Earnings (Loss) Per Share represents Basic Earnings (Loss) Per Share. Diluted Earnings (Loss) Per Share reflects the assumed conversion of outstanding stock options and stock grants.

      Both the $3.125 cumulative convertible preferred stock and the 6% convertible redeemable preferred stock ("preferred stock"), issued May 1994 and May 1995, respectively, had an antidilutive effect on earnings per common share. The preferred stock was determined not to be a common stock equivalent at the time of issuance.

      During 1997, 1,648,664 common shares were issued upon conversion of all of the 692,439 shares of $3.125 Cumulative Convertible Preferred stock. The preferred stock became convertible at the Company's option when the

Company's common shares closed at or above the $21.00 conversion price of the $3.125 cumulative convertible preferred stock for twenty consecutive days.


Earnings per share, basic and diluted, are calculated as follows:

(in thousands, except per share data)                         1997         1996         1995
-----------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
   Income before cumulative effect of changes               $ 23,231     $ 15,258     $(22,984)
    in accounting principles

  Cumulative effect of changes in accounting principles         --           --        (69,187)
                                                            --------     --------     --------
  Net Income - Basic EPS                                    $ 23,231     $ 15,258     $(92,171)

  Weighted average common shares outstanding                  23,272       22,807       22,775

  Basic earnings (loss) per common share                    $   1.00     $   0.67     $  (4.05)
=================================================================================================

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
   Income before cumulative effect of changes              $ 23,231     $ 15,258      $(22,984)
   in accounting principles

   Cumulative effect of changes in accounting principles       --           --         (69,187)
                                                           --------     --------      --------
  Net Income - Diluted EPS                                 $ 23,231     $ 15,258      $(92,171)

  Diluted earnings (loss) per common share                 $   0.97     $   0.66      $  (4.05)

  Weighted average common shares outstanding                 23,272       22,807        22,775
  Dilutive effect of:
        Stock Options(1)                                        275           70          --
        Stock Grants(1)                                         375          116          --

  Weighted average shares outstanding - Diluted              23,922       22,993        22,775
=====================================================================================================

(1) In 1995, the stock options and stock grants are anti-dilutive and, therefore, excluded from the calculation of Diluted Earnings (Loss) Per Share.

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

      Estimates of proved and proved developed reserves at December 31, 1997, 1996 and 1995 were based on studies performed by the Company's petroleum engineering staff. The estimates prepared by the Company's engineering staff were reviewed by Miller and Lents, Ltd., who indicated in their recent letter dated February 9,1998 that, based on their investigation and subject to the limitations described in such letter, it was their judgment that the results of those estimates and projections for 1997 were reasonable in the aggregate.

      No major discovery or other favorable or adverse event subsequent to December 31, 1997 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

      The following table sets forth the Company's net proved reserves, including changes therein, and proved developed reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located in the United States.


                                                                   Natural Gas
                                                   ---------------------------------------------
                                                                  December 31,
(Millions of cubic feet)                              1997             1996           1995
------------------------------------------------------------------------------------------------
PROVED RESERVES
   Beginning of Year                                 915,617          889,850         953,083
   Revisions of Prior Estimates                        6,744            2,774          14,032
   Extensions, Discoveries and Other Additions       109,191           69,708          34,408
   Production                                        (63,889)         (58,762)        (57,721)
   Purchases of Reserves in Place                     73,836           37,397           1,416
   Sales of Reserves in Place                       (138,070)         (25,350)        (55,368)
                                                    --------          -------         -------
   End of Year                                       903,429          915,617         889,850
                                                     =======          =======         =======

PROVED DEVELOPED RESERVES                            738,764          768,097         747,235
                                                     =======          =======         =======

                                                                   Liquids
                                                     ----------------------------------
                                                                  December 31,
(Thousands of barrels)                                 1997          1996       1995
---------------------------------------------------------------------------------------
PROVED RESERVES
   Beginning of Year                                   5,166       5,310        8,036
   Revisions of Prior Estimates                           99        (132)        (648)
   Extensions, Discoveries and Other Additions           794         386          174
   Production                                           (629)       (597)        (740)
   Purchases of Reserves in Place                        594         215           15
   Sales of Reserves in Place                           (155)        (16)      (1,527)
                                                       -----       -----        -----
   End of Year                                         5,869       5,166        5,310
                                                       =====       =====        =====

PROVED DEVELOPED RESERVES                              4,859       4,685        4,970
                                                       =====       =====        =====


CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

      The following table sets forth the aggregate amount of capitalized costs relating to natural gas and crude oil producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization.

                                                   Year Ended December 31,
(In thousands)                                1997         1996          1995
-------------------------------------------------------------------------------
Aggregate Capitalized Costs Relating
   to Oil and Gas Producing Activities     $ 904,669   $ 997,531   $  977,885
Aggregate Accumulated Depreciation,
   Depletion and Amortization              $ 435,502   $ 517,249   $  503,757




COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

      Costs incurred in property acquisition, exploration and development activities were as follows:



                                                     Year Ended December 31,
(In thousands)                                   1997        1996       1995
--------------------------------------------------------------------------------
Property Acquisition Costs - Proved            $ 45,573   $  6,637     $     33
Property Acquisition Costs - Unproved             4,302      4,355        2,006
Exploration and Extension Well Costs             28,633     14,192        8,670
Development Costs                                53,441     41,036       18,610
                                               --------   --------     --------
Total Costs                                    $131,949   $ 66,220     $ 29,319
                                               ========   ========     ========

HISTORICAL RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

      The results of operations for the Company's oil and gas producing activities were as follows:

                                                    Year Ended December 31,
(In thousands)                                  1997          1996          1995
----------------------------------------------------------------------------------
     Operating Revenues                      $ 173,865     $ 150,096     $ 110,418
     Costs and Expenses
         Production                             39,068        35,161        34,062
         Other Operating                        18,017        15,155        22,783
         Exploration                            13,884        12,559         8,031
         Depreciation, Depletion and
             Amortization                       39,485        40,810       161,886
                                             ---------     ---------     ---------
             Total Cost and Expenses           110,454       103,685       226,762
                                             ---------     ---------     ---------
     Income (Loss) Before Income Taxes          63,411        46,411      (116,344)
     Provision for Income Taxes
             Expense (Benefit)                  22,194        16,244       (40,720)
                                             ---------     ---------     ---------
     Results of Operations                   $  41,217     $  30,167     $ (75,624)
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

      The average prices related to proved reserves at December 31, 1997, 1996 and 1995 were for oil ($/Bbl) $19.02, $22.86 and $17.06, respectively, and for natural gas ($/Mcf) $2.44, $3.55 and $2.06, respectively. Future cash inflows were reduced by estimated future development and production costs based on year-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying year-end statutory tax rates to future pretax net cash flows, reduced by the tax basis of the properties involved. Use of a 10% discount rate is required by SFAS 69.

      Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

Standardized Measure is as follows:


                                                              Year Ended December 31,
(In thousands)                                       1997(1)          1996(1)         1995
----------------------------------------------------------------------------------------------
Future Cash Inflows                               $2,539,287      $ 3,528,558     $ 2,194,751
Future Production and
   Development Costs                                (686,689)        (773,631)       (644,586)
                                                  ----------      -----------     -----------
Future Net Cash Flows Before
   Income Taxes                                    1,852,598        2,754,927       1,550,165
10% Annual Discount for
   Estimated Timing of Cash Flows                 (1,013,837)      (1,589,290)       (884,861)
                                                  ----------      -----------     -----------
Standardized Measure of
   Discounted Future Net Cash Flows
   Before Income Taxes                               838,761        1,165,637         665,304
Future Income Tax Expenses,
   Net of 10% Annual Discount(2)                    (227,796)        (331,331)       (152,356)
                                                  ----------      -----------     -----------
Standardized Measure of Discounted
   Future Net Cash Flows (3)                      $  610,965      $   834,306     $   512,948
                                                  ==========      ===========     ===========


(1) Includes the future cash inflows, production costs and development costs, as well as the tax basis, relating to the properties included in the transactions to monetize the value of Section 29 tax credits. See Note 18 of the Notes to the Consolidated Financial Statements.
(2) Future income taxes before discount were $582,639, $887,583 and $462,058 for the years ended December 31, 1997, 1996 and 1995, respectively.
(3) The change in discounted future cash flows from 1996 to 1997 is primarily a result of the $1.11 per Mcf decrease in average natural gas price.


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

      The following is an analysis of the changes in the Standardized Measure:


                                                              Year Ended December 31,
(In thousands)                                        1997             1996           1995
-------------------------------------------------------------------------------------------------
Beginning of Year                                 $  834,306       $  512,948      $  490,495
Discoveries and Extensions,
   Net of Related Future Costs                       113,032           99,983          21,881
Net Changes in Prices and
   Production Costs                                 (367,112)         416,042          57,057
Accretion of Discount                                116,564           66,530          61,566
Revisions of Previous Quantity
   Estimates, Timing and Other                       (10,798)          (7,874)          1,707
Development Costs Incurred                            17,435           10,294           5,665
Sales and Transfers, Net of
   Production Costs                                 (138,274)        (114,935)        (76,356)
Net Purchases (Sales) of
   Reserves in Place                                 (57,723)          30,293         (21,878)
Net Change in Income Taxes                           103,535         (178,975)        (27,189)
                                                  ----------      -----------     -----------
End of Year                                       $  610,965       $  834,306      $  512,948
                                                  ==========       ==========      ==========

CABOT OIL & GAS CORPORATION

SELECTED DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


(In thousands except per share amounts)    First      Second        Third       Fourth        Total
-------------------------------------------------------------------------------------------------------
1997
   NET OPERATING REVENUES                $ 52,792     $ 39,407     $ 40,773     $ 52,155     $185,127
   OPERATING INCOME                        22,715       10,013       10,830       20,294       63,852
   NET INCOME                               9,692        1,955        2,289        9,295       23,231
   BASIC EARNINGS PER SHARE              $   0.42     $   0.09     $   0.10     $   0.39     $   1.00

1996
   Net Operating Revenues                $ 41,198     $ 37,346     $ 35,497     $ 49,020     $163,061
   Operating Income                        15,929        8,615        7,577       16,666       48,787
   Net Income                               5,258          853        2,974        6,173       15,258
   Basic Earnings Per Share              $   0.23     $   0.04     $   0.13     $   0.27     $   0.67
-------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information to be set forth under the caption "Election of Directors" in the Company's definitive proxy statement ("Proxy Statement") in connection with the 1998 annual stockholders meeting is incorporated herein by reference.

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

      See Index on page 30.

2.  FINANCIAL STATEMENT SCHEDULES

      None

3.  EXHIBITS

      The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

Exhibit
Number                             Description
--------                           -----------
   3.1 Certificate of Incorporation of the Company (Registration Statement No. 33-32553).
   3.2    Amended and Restated Bylaws of the Company adopted August 5, 1994.
   4.1 Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
   4.2 Certificate of Designation for Series A Junior Participating Preferred Stock (Form 10-K for 1994).
   4.3 Rights Agreement dated as of March 28, 1991 between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock (Form 8-A, File No. 1-10477).
          (a) Amendment No. 1 to the Rights Agreement dated February 24, 1994 (Form 10-K for 1994).
   4.4 Certificate of Designation for 6% Convertible Redeemable Preferred Stock (Form 10-K for 1994).
   4.5 Amended and Restated Credit Agreement dated as of May 30, 1995 among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
          (a) Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form 10-K for 1995).
          (b)  Amendment No. 2 to Credit Agreement dated December 24, 1996
               (Form 10-K for 1996).
   4.6 Note Purchase Agreement dated May 11, 1990 among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30, 1990).
          (a)  First Amendment dated June 28, 1991 (Form 10-K for 1994).
          (b)  Second Amendment dated July 6, 1994 (Form 10-K for 1994).
   4.7 Note Purchase Agreement dated November 14, 1997 among the Company and the purchasers named therein.
   10.1 Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr. (Form 10-K for 1995).
   10.2 Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 1995).
   10.3 Letter Agreement dated January 11, 1990 between Morgan Guaranty Trust Company of New York and the Company (Registration Statement No. 33-32553).
   10.4 Form of Annual Target Cash Incentive Plan of the Company (Registration Statement No. 33-32553).
   10.5 Form of Incentive Stock Option Plan of the Company (Registration Statement No. 33-32553).
          (a) First Amendment to the Incentive Stock Option Plan (Post-Effective Amendment No. 1 to S-8 dated April 26, 1993).
   10.6 Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration Statement No. 33-32553).

   10.7 Transaction Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
   10.8 Tax Sharing Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
   10.9 Amendment Agreement (amending the Transaction Agreement and the Tax Sharing Agreement) dated March 25, 1991. (incorp. by ref. from Cabot Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).
   10.10 Savings Investment Plan & Trust Agreement of the Company (Form 10-K for 1991).
          (a) First Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
          (b) Second Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
          (c) First through Fifth Amendments to the Trust Agreement (Form 10-K for 1995).
          (d) Third through Fifth Amendments to the Savings Investment Plan (Form 10-K for 1996).
   10.11 Supplemental Executive Retirement Agreements of the Company (Form 10-K for 1991).
   10.12 Settlement Agreement and Mutual Release (Tax Issues) between Cabot Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
   10.13 Agreement of Merger dated February 25, 1994 among Washington Energy Company, Washington Energy Resources Company, the Company and COG Acquisition Company (Form 10-K for 1993).
   10.14 1990 Nonemployee Director Stock Option Plan of the Company (Form S-8 dated June 23, 1990)
          (a) First Amendment to 1990 Nonemployee Director Stock Option Plan (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
          (b) Second Amendment to 1990 Nonemployee Director Stock Option Plan (Form 10-K for 1995).
   10.15 1994 Long-Term Incentive Plan of the Company (Form S-8 dated May 20, 1994 - Registration Statement No. 33-53723).
   10.16 1994 Nonemployee Director Stock Option Plan (Form S-8 dated May 20, 1994 - Registration Statement No. 33-53723).
   10.17 Employment Agreement between the Company and Ray R. Seegmiller dated September 25, 1995 (Form 10-K for 1995).
   10.18  Form of Indemnity Agreement between the Company and Certain Officers.
   21.1   Subsidiaries of Cabot Oil & Gas Corporation.
   23.1   Consent of Coopers & Lybrand L.L.P.
   23.2   Consent of Miller and Lents, Ltd.
   27     Financial Data Schedule.
   28.1   Miller and Lents, Ltd. Review Letter dated February 9, 1998.

B.  REPORTS ON FORM 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 10th of March 1998.
                                         CABOT OIL & GAS CORPORATION

                                         By:        /s/ Charles P. Siess, Jr.
                                               ---------------------------------
                                               Charles P. Siess, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

            Signature                                   Title                                  Date
            ---------                                   -----                                  ----

    /s/ Charles P. Siess, Jr.            Chairman of the Board and                           March 10, 1998
--------------------------------         Chief Executive Officer
    Charles P. Siess, Jr                 (Principal Executive Officer)



    /s/ Ray R. Seegmiller                President, Chief Operating                          March 10, 1998
--------------------------------         Officer and Director
    Ray R. Seegmiller                    (Principal Financial Officer)


    /s/ Paul F. Boling                   Controller                                          March 10, 1998
--------------------------------         (Principal Accounting Officer)
    Paul F. Boling


    /s/ Robert F. Bailey                 Director                                            March 10, 1998
--------------------------------
    Robert F. Bailey


    /s/ Samuel W. Bodman                 Director                                            March 10, 1998
--------------------------------
    Samuel W. Bodman


    /s/ Henry O. Boswell                 Director                                            March 10, 1998
--------------------------------
    Henry O. Boswell


    /s/ John G. L. Cabot                 Director                                            March 10, 1998
--------------------------------
    John G. L. Cabot


    /s/ William R. Esler                 Director                                            March 10, 1998
--------------------------------
    William R. Esler


    /s/ William H. Knoell                Director                                            March 10, 1998
--------------------------------
    William H. Knoell


    /s/ C. Wayne Nance                   Director                                            March 10, 1998
--------------------------------
    C. Wayne Nance


    /s/ William P. Vititoe               Director                                            March 10, 1998
--------------------------------
      William P. Vititoe

                                 EXHIBIT INDEX

Exhibit
Number                             Description
--------                           -----------
   3.1    Certificate of Incorporation of the Company (Registration Statement
          No. 33-32553).
   3.2    Amended and Restated Bylaws of the Company adopted August 5, 1994.
   4.1    Form of Certificate of Common Stock of the Company (Registration
          Statement No. 33-32553).
   4.2    Certificate of Designation for Series A Junior Participating Preferred
          Stock (Form 10-K for 1994).
   4.3    Rights Agreement dated as of March 28, 1991 between the Company and
          The First National Bank of Boston, as Rights Agent, which includes as
          Exhibit A the form of Certificate of Designation of Series A Junior
          Participating Preferred Stock (Form 8-A, File No. 1-10477).
          (a)  Amendment No. 1 to the Rights Agreement dated February 24, 1994
               (Form 10-K for 1994).
   4.4    Certificate of Designation for 6% Convertible Redeemable Preferred
          Stock (Form 10-K for 1994).
   4.5    Amended and Restated Credit Agreement dated as of May 30, 1995 among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
          (a)  Amendment No. 1 to Credit Agreement dated September 15, 1995
               (Form 10-K for 1995).
          (b)  Amendment No. 2 to Credit Agreement dated December 24, 1996
               (Form 10-K for 1996).
   4.6    Note Purchase Agreement dated May 11, 1990 among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30, 1990).
          (a)  First Amendment dated June 28, 1991 (Form 10-K for 1994).
          (b)  Second Amendment dated July 6, 1994 (Form 10-K for 1994).
   4.7    Note Purchase Agreement dated November 14, 1997 amoung the Company and the purchasers named therein.
   10.1   Supplemental Executive Retirement Agreement between the Company and
          Charles P. Siess, Jr. (Form 10-K for 1995).
   10.2   Form of Change in Control Agreement between the Company and Certain
          Officers (Form 10-K for 1995).
   10.3   Letter Agreement dated January 11, 1990 between Morgan Guaranty Trust
          Company of New York and the Company (Registration Statement No.
          33-32553).
   10.4   Form of Annual Target Cash Incentive Plan of the Company (Registration
          Statement No. 33-32553).
   10.5   Form of Incentive Stock Option Plan of the Company (Registration
          Statement No. 33-32553).
          (a)  First Amendment to the Incentive Stock Option Plan
               (Post-Effective Amendment No. 1 to S-8 dated April 26, 1993).
   10.6   Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration
          Statement No. 33-32553).

   10.7   Transaction Agreement between Cabot Corporation and the Company dated
          February 1, 1991 (Registration Statement No. 33-37455).
   10.8   Tax Sharing Agreement between Cabot Corporation and the Company dated
          February 1, 1991 (Registration Statement No. 33-37455).
   10.9   Amendment Agreement (amending the Transaction Agreement and the Tax
          Sharing Agreement) dated March 25, 1991. (incorp. by ref. from Cabot
          Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).
   10.10  Savings Investment Plan & Trust Agreement of the Company (Form 10-K
          for 1991).
          (a)  First Amendment to the Savings Investment Plan dated May 21, 1993
               (Form S-8 dated November 1, 1993).
          (b)  Second Amendment to the Savings Investment Plan dated May 21,
               1993 (Form S-8 dated November 1, 1993).
          (c)  First through Fifth Amendments to the Trust Agreement (Form 10-K for 1995).
          (d)  Third through Fifth Amendments to the Savings Investment Plan
               (Form 10-K for 1996).
   10.11  Supplemental Executive Retirement Agreements of the Company (Form 10-K
          for 1991).
   10.12  Settlement Agreement and Mutual Release (Tax Issues) between Cabot
          Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
   10.13  Agreement of Merger dated February 25, 1994 among Washington Energy
          Company, Washington Energy Resources Company, the Company and COG
          Acquisition Company (Form 10-K for 1993).
   10.14  1990 Nonemployee Director Stock Option Plan of the Company (Form S-8
          dated June 23, 1990)
          (a)  First Amendment to 1990 Nonemployee Director Stock Option Plan
               (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
          (b)  Second Amendment to 1990 Nonemployee Director Stock Option Plan
               (Form 10-K for 1995).
   10.15  1994 Long-Term Incentive Plan of the Company (Form S-8 dated May 20,
          1994 - Registration Statement No. 33-53723).
   10.16  1994 Nonemployee Director Stock Option Plan (Form S-8 dated May 20,
          1994 - Registration Statement No. 33-53723).
   10.17  Employment Agreement between the Company and Ray R. Seegmiller dated
          September 25, 1995 (Form 10-K for 1995).
   10.18  Form of Indemnity Agreement between the Company and Certain Officers.
   21.1   Subsidiaries of Cabot Oil & Gas Corporation.
   23.1   Consent of Coopers & Lybrand L.L.P.
   23.2   Consent of Miller and Lents, Ltd.
   27     Financial Data Schedule.
   28.1   Miller and Lents, Ltd. Review Letter dated February 9, 1998.