Form 10-Q
period 1998-03-31
CABOT OIL & GAS CORP
filed 1998-05-14
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  ----------
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    MARCH 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                  Yes  [X]                        No  [_]

     As of April 30, 1998, there were 24,808,647 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

 Item 1.  Financial Statements

   Condensed Consolidated Statement of Operations for the Three Months
    Ended March 31, 1998 and 1997.................................................         3

   Condensed Consolidated Balance Sheet at March 31, 1998 and December 31, 1997...         4

   Condensed Consolidated Statement of Cash Flows for the Three Months
    Ended March 31, 1998 and 1997.................................................         5

   Notes to Condensed Consolidated Financial Statements...........................         6

   Independent Accountants' Report on Review of Interim
    Financial Information.........................................................         9

 Item 2.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.......................................................        10

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K........................................        17

Signature.........................................................................        18

                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   (In Thousands, Except Per Share Amounts)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                      1998       1997
                                                    ---------   -------
NET OPERATING REVENUES
 Natural Gas Production..........................     $35,176   $47,185
 Crude Oil & Condensate..........................       2,338     3,204
 Brokered Natural Gas Margin.....................       1,387       497
 Other...........................................       1,890     1,906
                                                      -------   -------
                                                       40,791    52,792
OPERATING EXPENSES
 Direct Operations...............................       6,964     7,069
 Exploration.....................................       3,401     3,627
 Depreciation, Depletion and Amortization........       9,768    10,504
 Impairment of Unproved Properties...............         696       723
 General and Administrative......................       5,501     4,156
 Taxes Other Than Income.........................       3,799     4,082
                                                      -------   -------
                                                       30,129    30,161
Gain on Sale of Assets...........................          52        83
                                                      -------   -------
INCOME FROM OPERATIONS...........................      10,714    22,714
Interest Expense.................................       4,255     4,561
                                                      -------   -------
Income Before Income Taxes.......................       6,459    18,153
Income Tax Expense...............................       2,616     7,069
                                                      -------   -------
NET INCOME.......................................       3,843    11,084

Dividend Requirement on Preferred Stock..........         850     1,391
                                                      -------   -------
Net Income Available to Common Stockholders......     $ 2,993   $ 9,693
                                                      =======   =======

Basic Earnings Per Share Available to Common.....       $0.12     $0.42

Diluted Earnings Per Share Available to Common...       $0.12     $0.41

Average Common Shares Outstanding................      24,683    22,855
                                                      =======   =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 (In Thousands)

                                                          MARCH 31,    DECEMBER 31,
                                                             1998          1997
                                                          ----------   -------------
ASSETS
Current Assets
 Cash and Cash Equivalents.............................    $  3,520        $  1,784
 Accounts Receivable...................................      46,977          59,672
 Inventories...........................................       6,249           6,875
 Other.................................................       2,219           2,202
                                                           --------        --------
  Total Current Assets.................................      58,965          70,533
Properties and Equipment (Successful Efforts Method)...     487,645         469,399
Other Assets...........................................       1,872           1,873
                                                           --------        --------
                                                           $548,482        $541,805
                                                           ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current Portion of Long-Term Debt.....................    $ 16,000        $ 16,000
 Accounts Payable......................................      44,268          52,348
 Accrued Liabilities...................................      18,757          17,524
                                                           --------        --------
  Total Current Liabilities............................      79,025          85,872
Long-Term Debt.........................................     191,000         183,000
Deferred Income Taxes..................................      82,396          80,108
Other Liabilities......................................       8,486           8,763
Stockholders' Equity
 Preferred Stock:
  Authorized--5,000,000 Shares of $.10 Par Value
  Issued and Outstanding - 6% Convertible Redeemable
   Preferred; $50 Stated Value; 1,134,000 Shares
   in 1998 and 1997....................................         113             113
 Common Stock:
  Authorized--40,000,000 Shares of $.10 Par Value
  Issued and Outstanding -- 24,725,916 Shares and
   24,667,262 Shares in 1998 and 1997, Respectively....       2,473           2,467
 Additional Paid-in Capital............................     248,542         247,033
 Accumulated Deficit...................................     (63,553)        (65,551)
                                                           --------        --------
  Total Stockholders' Equity...........................     187,575         184,062
                                                           --------        --------
                                                           $548,482        $541,805
                                                           ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income............................................    $  3,843    $ 11,084
 Adjustment to Reconcile Net Income To Cash
  Provided by Operating Activities:
   Depletion, Depreciation and Amortization............       9,768      10,504
   Impairment of Undeveloped Leasehold.................         696         723
   Deferred Income Taxes...............................       2,289       6,555
   Gain on Sale of Assets..............................         (52)        (83)
   Exploration Expense.................................       3,401       3,627
   Other, Net..........................................         489          33
 Changes in Assets and Liabilities:
   Accounts Receivable.................................      12,695      28,157
   Inventories.........................................         626       3,641
   Other Current Assets................................         (17)       (125)
   Other Assets........................................           1         508
   Accounts Payable and Accrued Liabilities............      (4,669)    (16,920)
   Other Liabilities...................................        (117)       (283)
                                                           --------    --------
    Net Cash Provided by Operating Activities..........      28,953      47,421
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures..................................     (31,385)    (11,582)
 Proceeds from Sale of Assets..........................         511         303
 Exploration Expense...................................      (3,401)     (3,627)
                                                           --------    --------
    Net Cash Used by Investing Activities..............     (34,275)    (14,906)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock..................................         896         246
 Decrease in Debt......................................     (18,000)    (26,000)
 Increase in Debt......................................      26,000           -
 Dividends Paid........................................      (1,838)     (2,306)
                                                           --------    --------
    Net Cash Provided/(Used) by Financing Activities...       7,058     (28,060)
                                                           --------    --------

Net Increase in Cash and Cash Equivalents..............       1,736       4,455
Cash and Cash Equivalents, Beginning of Period.........       1,784       1,367
                                                           --------    --------
Cash and Cash Equivalents, End of Period...............    $  3,520    $  5,822
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

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income ("SFAS 130"). SFAS 130 requires the disclosure of comprehensive income. Comprehensive income is defined as the change in net assets of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners (sale of stock by the Company) and distributions to owners (dividends). Since the Company has no such changes in equity other than net income, comprehensive income is equal to Net Income Available to Common Shareholders as presented in the Consolidated Statement of Operations contained on page 3.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company plans to adopt this statement effective December 31, 1998. SFAS 131 requires that the Company make certain disclosures about each operating segment of its business. This statement will not have an effect on the financial results of the Company when adopted.

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). The Company plans to adopt this statement effective December 31, 1998. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits in the Form 10-K Annual Report to Shareholders. This is a presentation requirement only and will not have an effect on the financial results of the Company when adopted.

2.  PROPERTIES AND EQUIPMENT

  Properties and equipment are comprised of the following:

                                                          MARCH 31,    DECEMBER 31,
                                                             1998          1997
                                                          ----------   -------------
                                                               (in thousands)
Unproved oil and gas properties........................   $  20,381       $  24,618
Proved oil and gas properties..........................     775,210         744,381
Gathering and pipeline systems.........................     117,638         116,360
Land, building and improvements........................       3,902           3,896
Other..................................................      18,242          17,525
                                                          ---------       ---------
                                                            935,373         906,780
Accumulated depreciation, depletion and amortization...    (447,728)       (437,381)
                                                          ---------       ---------
                                                          $ 487,645       $ 469,399
                                                          =========       =========

3.  ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

                                                 MARCH 31,    DECEMBER 31,
                                                    1998          1997
                                                 ----------   -------------
                                                      (in thousands)
Accounts Receivable
 Trade accounts...............................     $37,874         $49,315
 Insurance Recoveries.........................       3,043           3,043
 Current Income Tax Receivable................          --           1,291
 Other accounts...............................       6,607           6,562
                                                   -------         -------
                                                    47,524          60,211
 Allowance for doubtful accounts..............        (547)           (539)
                                                   -------         -------
                                                   $46,977         $59,672
                                                   =======         =======

Accounts Payable
 Trade accounts...............................     $ 6,176         $ 6,209
 Natural gas purchases........................      12,965          13,991
 Royalty and other owners.....................       9,303          11,995
 Capital costs................................      10,570          12,936
 Dividends payable............................         851             851
 Taxes other than income......................       1,149           1,478
 Drilling Advances............................       1,069           2,333
 Other accounts...............................       2,185           2,555
                                                   -------         -------
                                                   $44,268         $52,348
                                                   =======         =======

Accrued Liabilities
 Employee benefits............................     $ 3,655         $ 6,067
 Taxes other than income......................       8,408           8,314
 Interest payable.............................       5,874           2,147
 Other accrued................................         820             996
                                                   -------         -------
                                                   $18,757         $17,524
                                                   =======         =======
Other Liabilities
 Postretirement benefits other than pension...     $   832         $   992
 Accrued pension cost.........................       3,854           3,742
 Taxes other than income and other............       3,800           4,029
                                                   -------         -------
                                                   $ 8,486         $ 8,763
                                                   =======         =======


4.  LONG-TERM DEBT

    At March 31, 1998, the Company, had $27 million outstanding under its facility which provides an available credit line of $135 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term under this credit facility presently ends in June 1999 and is subject to renewal. At this time, the Company elected to reduce its available line under the Credit Facility from $235 million to the current level of $135 million.

5.  EARNINGS PER SHARE

   The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" on December 31, 1997. SFAS 128 simplifies the calculation of earnings per share for companies with complex capital structures by replacing primary and fully diluted earnings per share with the new basic and diluted disclosures. The adoption of SFAS 128 has not impacted the Company's previously disclosed earnings per share since the Company had a simple capital structure and because earnings per share in prior years was calculated in the same manner that the new "basic" earnings per share is presented. Basic earnings per share amounts are based on the weighted average shares outstanding (24,683,163 in 1998 and 22,855,468 in 1997). The dilutive effect of outstanding stock awards of 621,924 in 1998 and 649,632 in 1997 resulted in diluted earnings per share of $0.12 and $0.41 in 1998 and 1997, respectively. No adjustments were made to reported net income in the computation of earnings per share.

Independent  Accountants' Report


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


  We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects, in relation to the consolidated financial statements from which it has been derived.


                                         Coopers & Lybrand L.L.P.

Houston, Texas
May 12, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following review of operations for the first quarters of 1998 and 1997 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1997.

   In previous years, the Company has operated as two regions: the Appalachian Region and the Western Region, which included the Anadarko, Rocky Mountain and Gulf Coast areas. Beginning in 1998, the Gulf Coast Region was formed, leaving the Anadarko and Rocky Mountain areas in the Western Region and leaving the Appalachian Region unchanged. For purposes of the comparisons below, prior period results have been restated to conform to the new structure.

OVERVIEW

   Along with unseasonably mild temperatures, the first quarter of 1998 brought gas prices substantially below first quarter 1997 prices. This decline in price was the primary cause of the $12.0 million reduction in net revenues, the $6.7 million reduction in net income and the $18.5 reduction in cash flow from operations.

   The Company drilled 33 gross wells with a success rate of 82% compared to 31 gross wells and a 87% success rate in the first quarter of 1997. In 1998 the Company plans to drill 270 gross wells and spend $111.0 million in capital and exploration expenditures compared to 225 gross wells and $87.4 million of capital and exploration expenditures in 1997.

   Natural gas production was 15.5 Bcf, up 0.4 Bcf compared to the 1997 first quarter. This production increase was due primarily to new production brought on by the expanded drilling program of 225 gross (151 net) wells in 1997.

   The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. While natural gas prices in most regions of the U.S. softened in January and February of 1998, gas prices strengthened somewhat in March of 1998, demonstrating significant price volatility in the first quarter of 1998. Prices continued above 1997 levels into April and the beginning of May 1998. Consequently, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

   The Company remains focused on its strategies to grow through the drill bit, from synergistic acquisitions and from exploitation of its marketing abilities. Management believes that these strategies are appropriate in the current industry environment, enabling the Company to add shareholder value over the long term.

   The preceding paragraphs, discussing the Company's strategic pursuits and goals, contains forward-looking information. See Forward-Looking Information on page 16.

FINANCIAL CONDITION

   Capital Resources and Liquidity

   The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Due to mild winter conditions, natural gas prices softened significantly in January and February but strengthened somewhat in March due to cooler weather in parts of the country.

   The primary sources of cash for the Company during the first quarter of 1998 were from funds generated from operations and increased borrowings on the revolving credit facility. Primary uses of cash were funds used in exploration and development expenditures and in the repayment of debt and dividends.

   The Company had a net cash inflow of $1.7 million in the first quarter of 1998. Net cash inflow from operating and financing activities totaled $36.0 million in the current quarter, sufficiently funding the $34.8 million of capital and exploration expenditures.

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                               1998            1997
                                               ----            ----
                                                   (in millions)

Cash Flows Provided by Operating Activities      $  29.0   $  47.4
                                                  ======    ======

  Cash flows from operating activities in the 1998 first quarter were lower by $18.4 million compared to the corresponding quarter of 1997 primarily due to lower natural gas prices and smaller favorable changes in working capital.

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1998            1997
                                              ----            ----
                                                  (in millions)

Cash Flows Used by Investing Activities       $  34.3       $ 14.9
                                               ======        =====

  Cash flows used by investing activities in the first quarters of 1998 and 1997 were substantially attributable to capital and exploration expenditures of $34.8 million and $15.2 million, respectively. Proceeds from the sale of certain oil and gas properties in the first quarters of 1998 and 1997 were $0.5 million and $0.3 million, respectively.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      1998            1997
                                                      ----            ----
                                                          (in millions)

Cash Flows Provided (Used) by Financing Activities     $  7.1    $  (28.1)
                                                        =====     =======

  Cash flows provided by financing activities were primarily increases in borrowings on the Company's revolving credit facility in 1998. The cash from the increased borrowings was used primarily to fund capital and exploration expenditures. Cash flows used by financing activities in 1997 were primarily debt reductions under the Company's revolving credit facility and dividend payments.

  Under the Company's revolving credit facility, the available credit line, currently $135 million, is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term of the credit facility runs to June 1999. Management believes that the Company's has the ability to finance, if necessary, its capital requirements, including acquisitions.

  The Company's 1998 interest expense is projected to be approximately $16.9 million. In May 1998, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on the Company's balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings on the revolving credit facility.

  Capitalization information on the Company is as follows:

                                       MARCH 31,    DECEMBER 31,
                                          1998          1997
                                       ----------   -------------
(in millions)
Long-Term Debt......................      $191.0          $183.0
Current Portion of Long-Term Debt...        16.0            16.0
                                          ------          ------
 Total Debt.........................      $207.0          $199.0
                                          ------          ------

Stockholders' Equity
 Common Stock.......................       130.9           127.4
 Preferred Stock....................        56.7            56.7
                                          ------          ------
 Total..............................       187.6           184.1
                                          ------          ------

Total Capitalization................      $394.6          $383.1
                                          ======          ======
Debt to Capitalization..............        52.5%           51.9%


  CAPITAL AND EXPLORATION EXPENDITURES

  The following table presents major components of capital and exploration expenditures:


                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                       1998             1997
                                   -----------        ---------
                                          (in millions)
Capital Expenditures
 Drilling and Facilities........       $21.1            $10.2
 Leasehold Acquisitions.........         6.2              1.1
 Pipeline and Gathering.........         1.0              0.2
 Other..........................         0.7              0.1
                                       -----            -----
                                        29.0             11.6
                                       -----            -----
 Proved Property Acquisitions...          --               --
Exploration Expenses............         3.4              3.6
                                       -----            -----
 Total..........................       $32.4            $15.2
                                       =====            =====

  Total capital and exploration expenditures in the first quarter of 1998 increased $19.6 million compared to the same quarter of 1997, primarily as a result of the expanded 1998 drilling program. Unlike the first quarter of 1997, mild winter conditions in 1998 have allowed the Company to drill without weather interruption in the Western Region. Additionally, in the first quarter of 1998, the Company made an initial expenditure of $5 million for leasehold acquisitions as part of its recently announced joint exploration program with Union Pacific Resources Group, Inc.

  The Company generally funds most of its capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows.

  The Company has a $111.0 million capital and exploration expenditures budget for 1998 which includes $63.8 million for drilling and facilities, $24.7 million for exploration expenses, $7.1 million for pipelines and $2.5 million for proved property acquisitions. Compared to 1997 capital and exploration expenditures, the 1998 budgeted expenditures are up 27%. The Company plans to drill 270 gross wells in 1998 compared with 225 gross wells drilled in 1997.

  During the first quarter of 1998, the Company paid dividends of $1.0 million on the Common Stock and $0.9 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending June 30, 1998, to be paid May 29, 1998 to shareholders of record as of May 15, 1998.

  CONCLUSION

  The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. While the Company's natural gas prices rose slightly in March of 1998 after the downward trend experienced as the year began, the average produced natural gas sales price received in the first quarter of 1998 was down 27% over the first quarter in 1997. The volatility of natural gas prices in recent years remains prevalent in 1998 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1998. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures if prices should return to the depressed levels of 1995.

  While the Company's 1998 plans include a significant increase in capital spending, potentially negative changes in industry conditions might require the Company to adjust its 1998 spending plan to ensure the availability of capital, including, among other things, reductions in capital expenditures or common stock dividends.

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


  SELECTED FINANCIAL AND OPERATING DATA
                                                     THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------
                                                      1998                    1997
                                                 --------------           ------------
                                                    (in millions, except where noted)

Net Operating Revenues........................          $ 40.8               $ 52.8
Operating Expenses............................            30.1                 30.2
Operating Income..............................            10.7                 22.7
Interest Expense..............................             4.3                  4.6
Net Income....................................             3.0                  9.7
Earnings Per Share - Basic....................          $ 0.12               $ 0.42
Earnings Per Share - Diluted..................          $ 0.12               $ 0.41

Natural Gas Production (Bcf)
  Appalachia..................................             5.1                  6.6
  West........................................             7.6                  6.9
  Gulf Coast..................................             2.8                  1.6
                                                        ------               ------
  Total Company...............................            15.5                 15.1
                                                        ======               ======

Natural Gas Production Sales Prices ($/Mcf)
  Appalachia..................................          $ 2.78               $ 3.71
  West........................................          $ 1.94               $ 2.61
  Gulf Coast..................................          $ 2.24               $ 2.82
  Total Company...............................          $ 2.27               $ 3.12

Crude/Condensate
  Volume (MBbl)...............................             156                  142
  Price $/Bbl.................................          $14.98               $22.59

Brokered Natural Gas Margin
  Volume (Bcf)................................            10.6                  9.1
  Margin $/Mcf................................          $ 0.13               $ 0.05


  FIRST QUARTERS OF 1998 AND 1997 COMPARED

  Net Income and Revenues.  The Company reported net income in the first quarter
1998 of $3.0 million, or $0.12 per share.   During the corresponding quarter of
1997, the Company reported net income of $9.7 million, or $0.42 per share. Operating income and operating revenues each decreased by $12.0 million.
Natural gas made up 86%, or $35.2 million, of net operating revenue. The decrease in net operating revenues was driven primarily by a 27% decrease in the average natural gas price, offset slightly by a 2% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the decrease in the average natural gas price.

  Natural gas production volume in the Appalachian Region was down 1.5 Bcf to
5.1 Bcf due primarily to the sale of producing properties in this region during the fourth quarter of 1997. Natural gas production volume in the Western Region was up 0.7 Bcf to 7.6 Bcf due primarily to the acquisition of producing properties in the Green River Basin of Wyoming during the fourth quarter of 1997 and in part to new production brought on by drilling in 1997. Natural gas production volume in the Gulf Coast Region was up 1.2 Bcf to 2.8 Bcf primarily due to new production brought on by drilling in 1997.

  The average Appalachian natural gas production sales price decreased $0.93 per Mcf, or 25%, to $2.78, decreasing net operating revenues by $4.8 million on 5.1 Bcf of production. In the Western Region, the average natural gas production sales price decreased $0.67 per Mcf, or 26%, to $1.94, decreasing net operating revenues by $5.0 million on 7.6 Bcf of production. In the Gulf Coast Region, the average natural gas production sales price decreased $0.58 per Mcf, or 21%, to $2.24, decreasing net operating revenues by $1.6 million on 2.8 Bcf of production. The overall weighted average natural gas production sales price decreased $0.85 per Mcf, or 27%, to $2.27.

  Crude oil prices decreased $7.61 per Bbl, or 34%, to $14.98, partially offset by a volume increase of 14 Mbbl, or 10%, to 156 Mbbl, resulting in a decrease to net operating revenues by approximately $1.2 million.

  The brokered natural gas margin increased $0.9 million to $1.4 million primarily due to a $0.08 per Mcf increase in the net margin to $0.13 per Mcf. Market conditions in the first quarter of 1997 were less favorable than normal.

  Costs and Expenses Total costs and expenses from recurring operations were essentially unchanged in total. However, certain expense categories fluctuated due primarily to the following:

  . Depreciation, depletion, amortization and impairment expense decreased $0.8 million, or 7%, due to the fourth quarter 1997 disposition of high cost assets in the Appalachian Region and the decline in the Western Region DD&A rate related to the addition of new, lower cost production to existing fields.

  . Taxes other than income decreased $0.3 million, or 7%, due primarily to lower severance taxes as a result of the decrease in oil and gas revenue.

  . General and administrative expenses increased $1.3 million, or 32%, largely due to staffing increases in the third and fourth quarters of 1997 ($0.3 million), non-cash stock compensation from stock awards in the second quarter of 1997 ($0.4 million), certain executive retirement and severance packages accrued in 1998 ($0.4 million), and higher professional fees ($0.1 million).

  Interest expense declined $0.3 million as a result of a lower average level of outstanding debt during the first quarter of 1998 when compared to the first quarter of 1997.

  Income tax expense was down $4.5 million due to the comparable decrease in earnings before income tax.

  Dividends on preferred stock were $0.5 million less than in the first quarter of 1997 due to the conversion of all of the Company's $3.125 cumulative convertible preferred stock into shares of common stock during the fourth quarter of 1997.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       15.1  --  Awareness letter of independent accountants.
       27    --  Article 5. Financial Data Schedule for First Quarter
                 1998 Form 10-Q

   (b) Reports on Form 8-K
          None

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CABOT OIL & GAS CORPORATION
                                     (Registrant)



                                By:  /s/  Ray R. Seegmiller
                                   -----------------------------------------
May 14, 1998                    Ray R. Seegmiller, President and Chief
                                Operating Officer
                                (Principal Executive Officer Duly Authorized
                                 to Sign on Behalf of the Registrant)


                                By:  /s/ Paul F. Boling
                                   -----------------------------------------
                                Paul F. Boling, Vice President - Finance
                                (Principal Accounting Officer)