Form 10-K/A
period 1997-12-31
CABOT OIL & GAS CORP
filed 1998-06-29
CIK 858470

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

                         Commission File Number 1-10447

                          CABOT OIL & GAS CORPORATION
             (Exact name of registrant as specified in it charter)

                         DELAWARE              04-3072771
                 (State of incorporation) (IRS Employer ID No.)

    15375 Memorial Drive, Houston, Texas 77079        281-589-4600
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




                                             CABOT OIL & GAS CORPORATION




                                             BY: /S/  RAY SEEGMILLER
                                                 -------------------------
                                                 CHIEF EXECUTIVE OFFICER
                                                 AND PRESIDENT


June 29, 1998