Form 10-Q
period 1998-06-30
CABOT OIL & GAS CORP
filed 1998-08-13
CIK 858470

Cabot Oil & Gas Corporation
                                                            15375 Memorial Drive
                                                           Houston, Texas  77036
                                                        Telephone:  281/589-4600
                                                        Facsimile:  713/589-4912

                                      August 12, 1998

Securitis & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-Q
     for quarter ended June 30, 1997

Ladies and Gentlemen:

     On behalf of Cabot Oil & Gas Corporation, transmitted herewith for filing under the Securities and Exchange Act of 1934, as amended, is a copy of the Company's June 30, 1998 Form 10-Q. Pursuant to Rule 302 of Regulation S-T, the Form 10-Q has been executed by typing the name of the signature.

     This  filing  has  been  effected   through  the  Securities  and  Exchange
Commission's EDGAR electronic filing system.

     Please contact the undersigned at (821) 589-4642 with any questions or statements you may have regarding this filing.

Sincerely,


JILL RIBBECK
Manager, Financial Reporting

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ------------
                                    FORM 10-Q



( X ) QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998


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

                   Yes [X]                            No[_]


         As of July 31, 1998, there were 24,873,693 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

================================================================================

                           CABOT OIL & GAS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Part I.    Financial Information

  Item 1.  Financial Statements

    Condensed Consolidated Statement of Operations for the
     Three and Six Months Ended June 30, 1998 and 1997.....................   3

    Condensed Consolidated Balance Sheet at June 30, 1998
     and December 31, 1997.................................................   4

    Condensed Consolidated Statement of Cash Flows for the
     Three and Six Months Ended June 30, 1998 and 1997.....................   5

    Notes to Condensed Consolidated Financial Statements...................   6

    Independent Certified Public Accountants' Report on
     Review of Interim Financial Information...............................   9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  10

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K................................  18


Signature  ................................................................  19

                                       2

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                             1998     1997       1998     1997
                                            ------   ------     -------  -------

NET OPERATING REVENUES
 Natural Gas Production.....................$37,252  $33,301    $72,423  $80,486
 Crude Oil & Condensate.....................  1,911    2,946      4,248    6,150
 Brokered Natural Gas Margin................  1,143      932      2,536    1,429
 Other......................................  1,361    2,228      3,251    4,134
                                            -------  -------    -------  -------
                                             41,667   39,407     82,458   92,199
OPERATING EXPENSES
 Direct Operations..........................  7,532    7,364     14,497   14,433
 Exploration................................  2,978    3,281      6,379    6,907
 Depreciation, Depletion and Amortization... 10,316   10,108     20,083   20,612
 Impairment of Unproved Properties..........  1,110      723      1,806    1,446
 General and Administrative.................  5,824    4,700     11,325    8,856
 Taxes Other Than Income....................  4,036    3,485      7,834    7,567
                                            -------  -------    -------  -------
                                             31,796   29,661     61,924   59,821
Gain on Sale of Assets......................      5      267         57      350
                                            -------  -------    -------  -------
INCOME FROM OPERATIONS......................  9,876   10,013     20,591   32,728
Interest Expense............................  4,579    4,358      8,834    8,919
                                            -------  -------    -------  -------
Income Before Income Taxes..................  5,297    5,655     11,757   23,809
Income Tax Expense..........................  2,163    2,309      4,780    9,378
                                            -------  -------    -------  -------
NET INCOME..................................  3,134    3,346      6,977   14,431

Dividend Requirement on Preferred Stock....     851    1,391      1,701    2,783
                                            -------  -------    -------  -------
Net Income Applicable to
  Common Stockholders.......................$ 2,283  $ 1,955    $ 5,276  $11,648
                                            =======  =======    =======  =======

Basic Earnings Per Share
  Applicable to Common......................$  0.09  $  0.09    $  0.21  $  0.51
                                            =======  =======    =======  =======

Diluted Earnings Per Share
  Applicable to Common......................$  0.09  $  0.08    $  0.21  $  0.49
                                            =======  =======    =======  =======

Average Common Shares Outstanding........... 24,828   22,870     24,756   22,863


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)

                                                          JUNE 30,  DECEMBER 31,
                                                            1998       1997
                                                          --------  -----------
ASSETS
Current Assets
  Cash and Cash Equivalents...............................$  3,893   $  1,784
  Accounts Receivable.....................................  43,390     59,672
  Inventories.............................................   8,747      6,875
  Other...................................................   4,333      2,202
                                                          --------   --------
    Total Current Assets..................................  60,363     70,533
Properties and Equipment (Successful Efforts Method)...... 516,245    469,399
Other Assets..............................................   1,714      1,873
                                                          --------   --------
                                                          $578,322   $541,805
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt.......................$ 16,000   $ 16,000
  Accounts Payable........................................  48,789     52,348
  Accrued Liabilities.....................................  16,197     17,524
                                                          --------   --------
    Total Current Liabilities.............................  80,986     85,872
Long-Term Debt............................................ 214,000    183,000
Deferred Income Taxes.....................................  84,685     80,108
Other Liabilities.........................................   7,886      8,763
Stockholders' Equity
  Preferred Stock:
    Authorized--5,000,000 Shares of $.10 Par Value
    Issued and Outstanding - 6% Convertible Redeemable
    Preferred; $50 Stated Value; 1,134,000 Shares
    in 1998 and 1997......................................     113        113
  Common Stock:
    Authorized--40,000,000 Shares of $.10 Par Value
    Issued and Outstanding--24,872,738 Shares and
    24,667,262 Shares in 1998 and 1997, Respectively......   2,487      2,467
Additional Paid-in Capital................................ 250,428    247,033
Accumulated Deficit....................................... (62,263)   (65,551)
                                                          --------   --------
   Total Stockholders' Equity............................. 190,765    184,062
                                                          --------   --------
                                                          $578,322   $541,805
                                                          ========   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,
                                              1998     1997      1998     1997
                                            -------  -------   -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income.................................$ 3,134  $ 3,346   $ 6,977  $14,431
 Adjustment to Reconcile Net Income To Cash
  Provided by Operating Activities:
  Depletion, Depreciation and
   Amortization............................. 10,316   10,108    20,083   20,612
  Impairment of Undeveloped Leasehold.......  1,110      723     1,806    1,446
  Deferred Income Taxes.....................  2,289    1,628     4,577    8,183
  (Gain)Loss on Sale of Ass.ets.............     (5)    (267)      (57)    (350)
  Exploration Expense.......................  2,978    3,281     6,379    6,907
  Other, Net................................    791      251     1,280      285
 Changes in Assets and Liabilities:
  Accounts Receivable.......................  3,587    5,446    16,283   33,603
  Inventories............................... (2,498)    (528)   (1,872)   3,114
  Other Current Assets...................... (2,113)    (415)   (2,132)    (540)
  Other Assets..............................    158     (128)      159      379
  Accounts Payable and
   Accrued Liabilities...................... (1,657)  (4,162)   (6,325) (21,084)
  Other Liabilities.........................   (564)    (498)     (680)    (780)
                                            -------  -------   -------  -------
   Net Cash Provided by
    Operating Activities.................... 17,526   18,785    46,478   66,206
                                            -------  -------   -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures.......................(36,727) (20,223)  (68,111) (31,805)
 Proceeds from Sale of Assets...............    159      480       669      783
 Exploration Expense........................ (2,978)  (3,281)   (6,379)  (6,907)
                                            -------  -------   -------  -------
   Net Cash Used by Investing Activities....(39,546) (23,024)  (73,821) (37,929)
                                            -------  -------   -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock.......................  1,238      165     2,134      410
 Increase in Debt........................... 39,000    1,000    65,000    1,000
 Decrease in Debt...........................(16,000)      --   (34,000  (26,000)
 Dividends Paid............................. (1,845)  (2,306)   (3,682   (4,612)
                                            -------   ------   -------  -------
   Net Cash Provided (Used) by
    Financing Activities.................... 22,393   (1,141)   29,452  (29,202)
                                            -------   ------   -------  -------
Net Increase (Decrease) in Cash
 and Cash Equivalents.......................    373   (5,380)    2,109     (925)
Cash and Cash Equivalents,
 Beginning of Period........................  3,520    5,822     1,784    1,367
                                            -------   ------   -------  -------
Cash and Cash Equivalents,
 End of Period..............................$ 3,893   $  442   $ 3,893  $   442
                                            =======   ======   =======  =======


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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the impact of the provisions of SFAS No. 133.

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                         June 30,   December 31,
                                                           1998         1997
                                                         --------   ------------
                                                           (in thousands)
Unproved oil and gas properties......................... $ 23,050     $ 24,618
Proved oil and gas properties...........................  810,148      744,381
Gathering and pipeline systems..........................  118,608      116,360
Land, building and improvements.........................    4,138        3,896
Other...................................................   19,161       17,525
                                                         --------     --------
                                                          975,105      906,780
Accumulated depreciation, depletion and amortization.... (458,860)    (437,381)
                                                         --------     --------
                                                         $516,245     $469,399
                                                         ========     ========

3.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                  June 30,       December 31,
                                                    1998             1997
                                                  -------        -----------
                                                        (in thousands)
Accounts Receivable
 Trade accounts.................................. $32,675          $49,315
 Insurance recoveries............................   2,537            3,043
 Current income tax receivable...................     819            1,291
 Other accounts..................................   7,906            6,562
                                                  -------          -------
                                                   43,937           60,211
 Allowance for doubtful accounts.................    (547)            (539)
                                                  -------          -------
                                                  $43,390          $59,672
                                                  =======          =======
Accounts Payable
 Trade accounts.................................. $ 7,936          $ 6,209
 Natural gas purchases...........................  10,963           13,991
 Royalty and other owners........................  10,343           11,995
 Capital costs...................................  13,922           12,936
 Dividends payable...............................     851              851
 Taxes other than income.........................   1,266            1,478
 Drilling advances...............................   1,324            2,333
 Other accounts..................................   2,184            2,555
                                                  -------          -------
                                                  $48,789          $52,348
                                                  =======          =======
Accrued Liabilities
 Employee benefits............................... $ 4,749          $ 6,067
 Taxes other than income.........................   8,402            8,314
 Interest payable................................   2,196            2,147
 Other accrued...................................     850              996
                                                  -------          -------
                                                  $16,197          $17,524
                                                  =======          =======
Other Liabilities
 Postretirement benefits other than pension...... $   796          $   992
 Accrued pension cost............................   3,935            3,742
 Taxes other than income and other...............   3,155            4,029
                                                  -------          -------
                                                  $ 7,886          $ 8,763
                                                  =======          =======

4.   LONG-TERM DEBT

     At June 30, 1998, the Company had $66 million outstanding under its facility which provides for an available credit line of $135 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term under this credit facility presently ends in June 2000 and is subject to renewal.

5.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" on December 31, 1997. SFAS 128 simplifies the calculation of earnings per share for companies with complex capital structures by replacing primary and fully diluted earnings per share with the new basic and diluted disclosures. The adoption of SFAS 128 has not impacted the Company's previously disclosed basic earnings per share since the Company had a simple capital structure and because earnings per share in prior years was calculated in the same manner as new "basic" earnings per share is presented. In periods prior to the fourth quarter of 1997, the Company, with its then simple capital structure, was not required to disclose fully diluted earnings per share. However, SFAS requires all companies with any number of common stock equivalents outstanding to disclose diluted earnings per share. Basic earnings per share amounts are based on the weighted average shares outstanding (24,756,031 in 1998 and 22,862,745 in 1997). The dilutive effect of outstanding stock awards of 549,249 in 1998 and 649,632 in 1997 resulted in diluted earnings per share for the second quarter of $0.09 and $0.08 in 1998 and 1997, respectively. Year to date diluted earnings per share was $0.21 and $0.49 in 1998 and 1997, respectively. No adjustments were made to reported net income in the computation of earnings per share.
                                       8

Independent Accountant's Report

To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of operations and cash flows of Cabot Oil & Gas Corporation as of June 30, 1998, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                            PricewaterhouseCoopers L.L.P.

Houston, Texas
August 6, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations for the first six months of 1998 and 1997 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1997.

     In previous years, the Company operated as two regions: the Appalachian Region and the Western Region, which included the Anadarko, Rocky Mountain and Gulf Coast areas. Beginning in 1998, the Gulf Coast Region was formed, leaving the Anadarko and Rocky Mountain areas in the Western Region and leaving the Appalachian Region unchanged. For purposes of the comparisons below, prior period results have been restated to conform to the new structure.

OVERVIEW

     Along with unseasonably warm temperatures, the first half of 1998 brought gas prices substantially below first half of 1997 prices, due to the low prices in the first quarter of 1998. This decline in price was the primary cause of the $9.7 million reduction in net revenues, the $6.4 million reduction in net income.

     The Company drilled 84 gross wells with a success rate of 86% compared to 102 gross wells and an 88% success rate in the first half of 1997. In 1998, the Company has budgeted to drill 270 gross wells and spend $111 million in capital and exploration expenditures compared to 225 gross wells and $87.4 million of capital and exploration expenditures in 1997. The 1998 budget did not include the $5.0 million spent in 1998 as part of the joint exploration agreement with Union Pacific Resources Group, Inc. or the $6.6 million expended to acquire the
9.3 Bcfe of proved reserves in the Mid-Continent.

     Natural gas production was 34.2 Bcf, up 1.2 Bcf compared to the 1997 first half. This production increase was due primarily to new production brought on by the expanded drilling program of 225 gross (151 net) wells in 1997 and the fourth quarter 1997 acquisition of producing properties in the Green River Basin from Equitable Resources.

     The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. While natural gas prices in most regions of the U.S. softened in January and February of 1998, gas prices strengthened somewhat in March of 1998, demonstrating significant price volatility in the first quarter of 1998. Prices continued above 1997 levels into April and May 1998. Although prices fell below 1997 levels in June, they rebounded in July due to record high monthly temperatures. Consequently, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

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

FINANCIAL CONDITION

     Capital Resources and Liquidity

     The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Due to mild winter conditions, natural gas prices softened significantly in January and remained well below 1997 prices until March. While temperatures for much of the U.S. have been unseasonably warm during the second quarter and the natural gas price in the second quarter was up $0.16 per Mcf over 1997, natural gas prices for the first half of 1998 average $0.33 per Mcf lower than 1997 due to the low prices of the first quarter. Although July was the warmest on record accompanied by natural gas prices above the 1997 levels, the Company can not predict a price trend throughout the remainder of the year.

     The primary sources of cash for the Company during the first half of 1998 were from funds generated from operations and increased borrowings on the revolving credit facility. Primary uses of cash were funds used in exploration and development expenditures and in the repayment of debt and dividends.

     The Company had a net cash inflow of $2.1 million in the first half of 1998. Net cash inflow from operating and financing activities totaled $76 million year to date through June 1998, sufficiently funding the $74.5 million of capital and exploration expenditures.

                                                       SIX MONTHS ENDED JUNE 30,
                                                         1998             1997
                                                        -----            -----
                                                             (in millions)
Cash Flows Provided by Operating Activities............ $46.5            $66.2
                                                        =====            =====

     Cash flows from operating activities in the 1998 first half were lower by $19.7 million compared to the corresponding half of 1997 primarily due to lower natural gas prices and smaller favorable changes in working capital. Accounts receivable increased in part due to outstanding insurance claims on two well blowouts in the Gulf Coast.

                                                       SIX MONTHS ENDED JUNE 30,
                                                         1998             1997
                                                        -----            -----
                                                             (in millions)
Cash Flows Used in Investing Activities................ $73.8            $37.9
                                                        =====            =====

     Cash flows used by investing activities in both the first half of 1998 and 1997 were substantially attributable to capital and exploration expenditures of $74.5 million and $38.7 million, respectively. Proceeds from the sale of certain oil and gas properties in the first half of 1998 and 1997 were $0.7 million and $0.8 million, respectively.

                                                       SIX MONTHS ENDED JUNE 30,
                                                         1998            1997
                                                        -----           -----
                                                             (in millions)
Cash Flows Provided (Used) by Financing Activities..... $29.5           $(29.2)
                                                        =====           ======

     Cash flows provided by financing activities were primarily increases in borrowings on the Company's revolving credit facility in 1998. The cash from the increased borrowings was used primarily to fund capital and exploration expenditures. During the first six months of 1998, these expenditures included $5 million for leasehold acquisitions as part of the Company's joint exploration program with Union Pacific Resources Group, Inc. as well as $6.6 million for the purchase of 9.3 Bcfe of proved reserves in the Mid-Continent during the second quarter. Cash flows used by financing activities in 1997 were primarily debt reductions under the Company's revolving credit facility and dividend payments.

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

     The Company's 1998 interest expense is projected to be approximately $18.6 million. In May 1999, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on the

Company's balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings on the revolving credit facility.

     The Company has begun making necessary changes to its computer software systems in preparation for the year 2000. These projects are on schedule and the Company believes that the related costs will be less than $0.3 million. Additionally, the Company is reviewing year 2000 compliance of certain business partners in order to determine any exposure to the Company. At this time, the Company does not anticipate that the arrival of the year 2000 will impact its financial position or results.

     Capitalization information on the Company is as follows:

                                                     JUNE, 30,     DECEMBER 31,
                                                       1998           1997
                                                      ------       -----------
                                                         (in millions)
Long-Term Debt....................................   $214.0           $183.0
Current Portion of Long-Term Debt.................     16.0             16.0
                                                     ------           ------
  Total Debt......................................    230.0            199.0
                                                     ------           ------
Stockholders' Equity
 Common Stock.....................................    134.1            127.4
 Preferred Stock..................................     56.7             56.7
                                                     ------           ------
  Total...........................................    190.8            184.1
                                                     ------           ------
Total Capitalization..............................   $420.8           $383.1
                                                     ======           ======
Debt to Capitalization............................     54.7%            51.9%

                                       11

     CAPITAL AND EXPLORATION EXPENDITURES

     The Company generally funds most of its capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows.

     The following table presents major components of capital and exploration expenditures:

                                                     SIX MONTHS ENDED JUNE 30,
                                                        1998          1997
                                                       -----         -----
                                                           (in millions)
Capital Expenditures
 Drilling and Facilities.............................  $50.0         $27.3
 Leasehold Acquisitions..............................    9.3           2.6
 Pipeline and Gathering..............................    2.0           1.3
 Other...............................................    1.1           0.6
                                                       -----         -----
                                                        62.4          31.8
                                                       -----         -----
 Proved Property Acquisitions........................    6.3            --
Exploration Expenses.................................    6.4           6.9
                                                       -----         -----
 Total...............................................  $75.1         $38.7
                                                       =====         =====


     Total capital and exploration expenditures in the first half of 1998 increased $36.4 million compared to the same period of 1997, primarily as a result of the expanded 1998 drilling program. Unlike the winter of 1997, mild conditions in 1998 allowed the Company to drill without weather interruption in the Western Region. Additionally, in the first quarter of 1998, the Company made an initial expenditure of $5 million for leasehold acquisitions as part of its joint exploration program with Union Pacific Resources Group, Inc. In the second quarter of 1998, the Company also purchased 9.3 Bcfe of proved reserves in the Mid-Continent for $6.6 million.

     The Company has a $111.0 million capital and exploration expenditures budget for 1998 which includes $63.8 million for drilling and facilities, $24.7 million for exploration expenses, $7.1 million for pipelines and $2.5 million for proved property acquisitions. This budget does not include expenditures made in 1998 for the joint exploration program begun this year with Union Pacific Resources Group, Inc. or the $6.6 million acquisition of proved reserves in the Mid-Continent. Compared to 1997 capital and exploration expenditures of $87.4 million, the 1998 budgeted expenditures are up 27%. The Company budgeted to drill 270 gross wells (173.2 net) in 1998 compared with 225 gross wells (151.4 net) drilled in 1997.

     During the first half of 1998, the Company paid dividends of $2.0 million on the Common Stock and $1.7 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending June 30, 1998, to be paid August 28, 1998 to shareholders of record as of August 14, 1998.

     Conclusion

     The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The Company's natural gas prices rose slightly in the second quarter of 1998 after the downward trend experienced as the year began, but the increase was not sufficient to offset the downturn in first quarter prices. The average produced natural gas sales price received in the first half of 1998 was down 13% over the first half in 1997. Second quarter prices in 1998 were higher than the prior year, but not sufficient to offset the downturn in first quarter prices. The volatility of natural gas prices in recent years remains prevalent in 1998 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1998. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital expenditures if prices should return to the depressed levels of 1995.

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

     The  preceding  paragraphs  contains   forward-looking   information.   See
Forward-Looking Information on page 17.

RESULTS OF OPERATIONS

     For the purpose of reviewing the Company's results of operations, "Net Income" is defined as net income available to common shareholders.


SELECTED FINANCIAL AND OPERATING DATA

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,            JUNE 30,
                                            1998      1997      1998      1997
                                           ------    ------    ------    ------
                                             (in millions, except where noted)
Net Operating Revenues.................... $ 41.7    $ 39.4    $ 82.5    $ 92.2
Operating Expenses........................   31.8      29.7      61.9      59.8
Operating Income..........................    9.9      10.0      20.6      32.7
Interest Expense..........................    4.6       4.4       8.8       8.9
Net Income................................    2.3       2.0       5.3      11.6
Earnings Per Share - Basic................ $ 0.09    $ 0.09    $ 0.21    $ 0.51
Earnings Per Share - Diluted.............. $ 0.09    $ 0.08    $ 0.21    $ 0.49

Natural Gas Production (Bcf)
  Appalachia..............................    5.6       6.7      10.7      13.4
  West....................................    7.6       7.0      15.1      13.8
  Gulf Coast..............................    3.4       2.3       6.3       3.9
                                           ------    ------    ------    ------
  Total Company...........................   16.6      16.0      32.1      31.1
                                           ======    ======    ======    ======

Natural Gas Production Sales Prices ($/Mcf)
  Appalachia.............................. $ 2.60    $ 2.38    $ 2.68    $ 3.04
  West.................................... $ 1.96    $ 1.81    $ 1.95    $ 2.21
  Gulf Coast.............................. $ 2.29    $ 2.05    $ 2.27    $ 2.37
                                           ------    ------    ------    ------
  Total Company........................... $ 2.24    $ 2.08    $ 2.26    $ 2.59
                                           ======    ======    ======    ======
Crude/Condensate
  Volume ((Bbbl)..........................    141       153       297       295
  Price $/Bbl............................. $13.55    $19.24    $14.30    $20.85

Brokered Natural Gas Margin
  Volume (Bcf)............................    8.8       6.5      19.4      15.6
  Margin $/Mcf............................ $ 0.13    $ 0.15    $ 0.13    $ 0.09


     Second Quarters of 1998 and 1997 Compared

     Net Income and Revenues. The Company reported net income in the second quarter 1998 of $2.3 million, or $0.09 per share. During the corresponding quarter of 1997, the Company reported net income of $2.0 million, or $0.09 per share. Operating revenues increased by $2.3 million while operating income decreased by $0.1 million. Natural gas made up 89%, or $37.2 million, of net operating revenue. The increase in net operating revenues was driven primarily by an 8% increase in the average natural gas price, as well as a 4% increase in natural gas production as discussed below. Net income and operating income were positively impacted by the increase in the average natural gas price, but this impact was offset by higher operating costs as discussed below. The $0.3 million increase in net income also reflects the benefit of the reduction of preferred dividends in 1998.

     Natural gas production volume in the Appalachian Region was down 1.1 Bcf to
5.6 Bcf due primarily to the sale of producing properties in this region during the fourth quarter of 1997. This was offset by natural gas production volume growth in the Gulf Coast Region, up 1.1 Bcf to 3.4 Bcf primarily due to new production brought on by drilling in 1997 and 1998. Natural gas production volume in the Western Region was up 0.6 Bcf to 7.6 Bcf due primarily to the acquisition of producing properties in the Green River Basin of Wyoming during the fourth quarter of 1997 and in part to new production brought on by drilling in 1997 and 1998.

     The average Appalachian natural gas production sales price increased $0.22 per Mcf, or 9%, to $2.60, increasing net operating revenues by approximately $1.2 million on 5.6 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.15 per Mcf, or 8%, to $1.96, increasing net operating revenues by approximately $1.1 million on 7.6 Bcf of production. In the Gulf Coast Region, the average natural gas production sales price increased $0.24 per Mcf, or 12%, to $2.29, increasing net operating revenues by approximately $0.8 million on 3.4 Bcf of production. The overall weighted average natural gas production sales price increased $0.16 per Mcf, or 8%, to $2.24.

     Crude oil prices decreased $5.69 per Bbl, or 30%, to $13.55, resulting in a decrease to net operating revenue of $0.8 million. Additionally, a volume decrease of 12 Mbbl, or 8%, to 141 Mbbl, resulted in a decrease to net operating revenues by approximately $0.2 million.

     The brokered natural gas margin increased $0.2 million to $1.1 million due to a 2.3 Bcf increase in volume which was partially offset by a $0.02 per Mcf decrease in net margin.

     Costs and Expenses. Total costs and expenses from recurring operations increased $2.1 million in the second quarter of 1998 primarily due to the following:

     - Depreciation, depletion, amortization and impairment expense increased $0.6 million due to the higher level of production in the second quarter of 1998, and in part to the amortization of impairment of undeveloped leases has increased due to the newly acquired leases in the Gulf Coast region.

     - Taxes other than income increased $0.5 million, or 16%, due to higher severance taxes as a result of the increase in oil and gas revenue, as well as increases in Ad Valorem taxes in West Virginia, brought about by higher taxable values related to higher gas prices in prior years.

     - General and administrative expenses increased $1.1 million, or 24%, largely due to staffing increases in the third and fourth quarters of 1997 ($0.1 million), non-cash stock compensation from stock awards in the second quarter of 1997 ($0.1 million), certain executive retirement and severance packages accrued in 1998 ($0.5 million), and relocation and other travel expenses ($0.1 million).

     Interest expense increased $0.2 million as a result of a higher average level of outstanding debt during the second quarter of 1998 when compared to the second quarter of 1997.

     Income tax expense was down $0.2 million due to the comparable decrease in earnings before income tax.

     Dividends on preferred stock were $0.5 million less than in the second quarter of 1997 due to the conversion of all of the Company's $3.125 cumulative convertible preferred stock into shares of common stock during the fourth quarter of 1997.

     Six Months of 1998 and 1997 Compared

     Net Income and Revenues. The Company reported net income in the first half of 1998 of $5.3 million, or $0.21 per share. During the corresponding half of 1997, the Company reported net income of $11.6 million, or $0.51 per share. Operating income and operating revenues decreased $12.1 million and $9.7 million, respectively. Natural gas made up 88%, or $72.4 million, of net operating revenue. The decrease in net operating revenues was driven primarily by a 13% decrease in the average natural gas price, partially offset by a 3% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the decrease in natural gas prices.

     Natural gas production volume in the Appalachian Region was down 2.7 Bcf to
10.7 Bcf due primarily to the sale of producing properties in this region during the fourth quarter of 1997. Natural gas production volume in the Western Region was up 1.3 Bcf to 15.1 Bcf due primarily to the acquisition of producing properties in the Green River Basin of Wyoming during the fourth quarter of 1997 and in part to new production brought on by drilling in 1997 and 1998. Natural gas production volume in the Gulf Coast Region was up 2.4 Bcf,or 62%, to 6.3 Bcf primarily due to new production brought on by drilling in 1997 and 1998.

     The average Appalachian natural gas production sales price decreased $0.36 per Mcf, or 12%, to $2.68, decreasing net operating revenues by approximately $
3.9 million on 10.7 Bcf of production. In the Western Region, the average natural gas production sales price decreased $0.26 per Mcf, or 12%, to $1.95, decreasing net operating revenues by approximately $3.9 million on 15.1 Bcf of production. The average Gulf Coast natural gas production sales price decreased $0.10 per Mcf, or 4%, to $2.27, decreasing net operating revenues by approximatley $0.6 million on 6.3 Bcf of production. The overall weighted average natural gas production sales price decreased $0.33 per Mcf, or 13%, to $2.26.

     Crude oil and condensate sales volumes were essentially flat at 297 MBbl while crude oil prices decreased $6.55 per Bbl, or 31%, to $14.30, decreasing net operating revenues by approximately $1.9 million.

     The brokered natural gas margin increased $1.1 million to $2.5 million primarily due to a 3.8 Bcf increase in volume, combined with a $0.04 per Mcf improvement in net margin to $0.13 per Mcf. The 1997 net margin was low due to below normal market conditions in the first quarter of that year.

     Other net operating revenues decreased $0.8 million to $3.3 million due primarily to net miscellaneous revenues in the first half of 1997 related primarily to contract settlements.

     Costs and Expenses. Total costs and expenses from operations increased $2.1 million, or 4%, due primarily to the following:

     - Exploration expense decreased $0.5 million, or 8%, due to the higher dry hole expenses related to the exploration activity during the first six months of 1997.

     - Taxes other than income increased $0.3 million, or 4%, due to the increase in Ad Valorem taxes in West Virginia, brought about by higher taxable values related to higher natural gas prices in prior years.

     - General and administrative expenses increased $2.5 million, or 28%, largely due to staffing increases in the third and fourth quarters of 1997 ($0.4 million), non-cash stock compensation from stock awards in the second quarter of 1997 ($0.4 million), certain executive retirement and severance packages accrued in 1998 ($0.9 million), and relocation and other travel expenses ($0.3 million).

     Income tax expense was down $4.6 million due to the comparable decrease in earnings before income tax.

                                     * * *

     Forward-Looking Information

     The statements regarding future financial performance and results, market prices, financing and capital activities, including drilling activities and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               15.1  --  Awareness letter of independent accountants.
               27    --  Article 5.Financial Data Schedule for Second Quarter
                         1998 Form 10-Q

          (b)  Reports on Form 8-K
                    None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CABOT OIL & GAS CORPORATION
                                   (Registrant)



                              By:  /s/ Ray R. Seegmiller
                                  ---------------------------------------------
August 12, 1998                   Ray R. Seegmiller, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer Duly Authorized
                                   to Sign on Behalf of the Registrant)


                              By:  /s/ Paul F. Boling
                                  ---------------------------------------------
                                  Paul F. Boling, Vice President - Finance
                                  (Principal Accounting Officer)

                                                                   EXHIBIT 15.1

PricewaterhouseCoopers L.L.P. Awareness Letter


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C.  20549


Re:     Cabot Oil & Gas Corporation
        Registration Statements on Form S-8

We are aware that our report dated August 6, 1998 on our review of the interim consolidated financial information of Cabot Oil & Gas Corporation for the three-month and six-month periods ended June 30, 1998 and 1997 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of
Section 7 and 11 of the Act.


                                            PricewaterhouseCoopers  L.L.P.

Houston, Texas
August 6, 1998