Form 10-Q
period 1998-09-30
CABOT OIL & GAS CORP
filed 1998-11-12
CIK 858470

Cabot Oil & Gas Corporation
                                                            15375 Memorial Drive
                                                            Houston, Texas 77036
                                                         Telephone: 281/589-4600
                                                         Facsimile: 281/589-4912

                               November 11, 1998

Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-Q
     for the quarter ending September 30, 1998

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

     Please contact the undersigned at (281) 589-4642 with any questions or statements you may have regarding this filing.
Sincerely,

JILL RIBBECK
Manager, Financial Reporting

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ------------
                                    FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1998


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

                      Yes [X]                      No [_]


     As of October 30, 1998, there were 24,928,480 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

================================================================================

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information                                              Page

  Item 1.  Financial Statements

    Condensed Consolidated Statement of Operations for the
     Three and Nine Months Ended September 30, 1998 and 1997................   3

    Condensed Consolidated Balance Sheet at September 30, 1998
     and December 31, 1997..................................................   4

    Condensed Consolidated Statement of Cash Flows for the
     Three and Nine Months Ended September 30, 1998 and 1997................   5

    Notes to Condensed Consolidated Financial Statements....................   6

    Independent Certified Public Accountants' Report on
     Review of Interim Financial Information................................   9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  10

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K.................................  19


Signature  .................................................................  20

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,
                                              1998     1997      1998      1997
                                            -------  -------   -------   -------
NET OPERATING REVENUES
 Natural Gas Production.....................$32,740  $35,416  $105,214  $115,901
 Crude Oil & Condensate.....................  2,146    2,676     6,394     8,826
 Brokered Natural Gas Margin................  1,095    1,053     3,580     2,484
 Other......................................  1,405    1,628     4,656     5,761
                                            -------  -------  --------  --------
                                             37,386   40,773   119,844   132,972
OPERATING EXPENSES
 Direct Operations..........................  7,529    7,154    22,026    21,587
 Exploration................................  7,195    2,966    13,574     9,873
 Depreciation, Depletion and Amortization... 11,086   10,647    31,169    31,259
 Impairment of Unproved Properties..........  1,257      714     3,064     2,160
 General and Administrative.................  4,919    5,011    16,244    13,867
 Taxes Other Than Income....................  3,776    3,450    11,610    11,017
                                            -------  -------  --------  --------
                                             35,762   29,942    97,687    89,763
Gain/(Loss) on Sale of Assets...............     77       (1)      133       349
                                            -------  -------  --------  --------
INCOME FROM OPERATIONS......................  1,701   10,830    22,290    43,558
Interest Expense............................  4,423    4,614    13,256    13,533
                                            -------  -------  --------  --------
Income/(Loss) Before Income Taxes........... (2,722)   6,216     9,034    30,025
Income Tax Expense (Benefit)................ (1,049)   2,536     3,730    11,914
                                            -------  -------  --------  --------
NET INCOME/(LOSS)........................... (1,673)   3,680     5,304    18,111

Dividend Requirement on Preferred Stock.....    851    1,391     2,551     4,175
                                            -------  -------  --------  --------
Net Income/(Loss) Applicable to
 Common Stockholders........................$(2,524) $ 2,289  $  2,753  $ 13,936
                                            =======  =======  ========  ========

Basic Earnings/(Loss) Per Share
 Applicable to Common.......................$ (0.10) $  0.10  $   0.11  $   0.61
                                            =======  =======  ========  ========

Diluted Earnings/(Loss) Per Share
 Applicable to Common.......................$ (0.10) $  0.10  $   0.11  $   0.59
                                            =======  =======  ========  ========

Average Common Shares Outstanding........... 24,780   22,909    24,764    22,878

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                     -------------  ------------
ASSETS
Current Assets
  Cash and Cash Equivalents..........................$  2,096       $  1,784
  Accounts Receivable................................  45,917         59,672
  Inventories........................................  10,058          6,875
  Other..............................................   4,283          2,202
                                                     --------       --------
    Total Current Assets.............................  62,354         70,533
Properties and Equipment (Successful
 Efforts Method)..................................... 532,199        469,399
Other Assets.........................................   2,379          1,873
                                                     --------       --------
                                                     $596,932       $541,805
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt..................$ 16,000       $ 16,000
  Accounts Payable...................................  50,192         52,348
  Accrued Liabilities................................  20,441         17,524
                                                     --------       --------
    Total Current Liabilities........................  86,633         85,872
Long-Term Debt....................................... 233,000        183,000
Deferred Income Taxes................................  85,550         80,108
Other Liabilities....................................   7,674          8,763
Stockholders' Equity
  Preferred Stock:
    Authorized--5,000,000 Shares of $.10 Par
    Value Issued and Outstanding - 6% Convertible
    Redeemable Preferred; $50 Stated Value;
    1,134,000 Shares in 1998 and 1997................     113            113
  Common Stock:
    Authorized--40,000,000 Shares of $.10 Par
    Value Issued and Outstanding - 24,923,356
    Shares and 24,667,262 Shares in 1998 and
    1997, Respectively...............................   2,492          2,467
     Additional Paid-in Capital...................... 251,559        247,033
Accumulated Deficit.................................. (65,780)       (65,551)
Less Treasury Stock, at cost:
  297,600 shares in 1998 and no shares in 1997.......  (4,309)             -
                                                     --------       --------
    Total Stockholders' Equity....................... 184,075        184,062
                                                     --------       --------
                                                     $596,932       $541,805
                                                     ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                           1998      1997       1998     1997
                                          ------    ------     ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income/(Loss)......................$ (1,673) $  3,680   $  5,304 $ 18,111
 Adjustment to Reconcile Net
  Income/(Loss) To Cash Provided by
  Operating Activities:
   Depletion, Depreciation
    and Amortization....................  11,086    10,647     31,169    31,259
   Impairment of Undeveloped Leasehold..   1,257       714      3,064     2,160
   Deferred Income Taxes................     864     3,000      5,442    11,183
   (Gain) Loss on Sale of Assets........     (77)        1       (133)     (349)
   Exploration Expense..................   7,195     2,966     13,574     9,873
   Other................................     105       399      1,383       683
 Changes in Assets and Liabilities:
   Accounts Receivable..................  (2,527)   (2,675)    13,756    30,929
   Inventories..........................  (1,311)   (3,420)    (3,183)     (307)
   Other Current Assets.................      50      (144)    (2,082)     (684)
   Other Assets.........................    (665)     (105)      (506 )     275
   Accounts Payable and Accrued
     Liabilities........................   3,191    12,054     (3,135)   (9,029)
   Other Liabilities....................     (68)      123       (748)     (658)
                                        --------  --------   --------  --------
     Net Cash Provided by
      Operating Activities..............  17,427    27,240     63,905    93,446
                                        --------  --------   --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures................... (25,921)  (32,018)   (94,032)  (63,823)
 Proceeds from Sale of Assets...........     283       468        953     1,251
 Exploration Expense....................  (7,195)   (2,966)   (13,574)   (9,873)
                                        --------  --------   --------  --------
     Net Cash Used by Investing
      Activities........................ (32,833)  (34,516)  (106,653)  (72,445)
                                        --------  --------   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock...................     762       936      2,896     1,347
 Treasury Stock Transactions............  (4,309)        -     (4,309)        -
 Increase in Debt.......................  36,000    16,000    101,000    17,000
 Decrease in Debt....................... (17,000)   (6,000)   (51,000)  (32,000)
 Dividends Paid.........................  (1,845)   (2,308)    (5,527)   (6,920)
                                        --------  --------   --------  --------
     Net Cash Provided (Used) by
      Financing Activities..............  13,608     8,628     43,060   (20,573)
                                        --------  --------   --------  --------

Net Increase (Decrease) in Cash and
 Cash Equivalents.......................  (1,798)    1,352        312       428
Cash and Cash Equivalents,
 Beginning of Period....................   3,894       443      1,784     1,367
                                        --------  --------   --------  --------
Cash and Cash Equivalents,
 End of Period............ .............$  2,096  $  1,795   $  2,096  $  1,795
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

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income ("SFAS 130"). Comprehensive income is defined as the change in net assets of the Company during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners (sale of stock by the Company) and distributions to owners (dividends). Since the Company has no such changes in equity other than net income, comprehensive income is equal to Net Income Available to Common Shareholders as presented in the Consolidated Statement of Operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). The Company plans to adopt this statement effective December 31, 1998. SFAS 131 requires that the Company make certain disclosures about each operating segment of its business. This is a presentation requirement only and will not have an effect on reporting or presentation of the financial position or operating results of the Company when adopted. Since the Company operates in one segment, natural gas and oil exploration and exploitation, no additional disclosure requirements are anticipated by management.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). The Company plans to adopt this statement effective December 31, 1998. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits in the Form 10-K Annual Report to Shareholders. This is a presentation requirement only and will not have an effect on the financial position or operating results of the Company when adopted.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the impact of the provisions of SFAS 133 on its financial position or operations.

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                    September 30,   December 31,
                                                       1998            1997
                                                    ------------    ------------
                                                          (in thousands)
Unproved oil and gas properties......................$   26,323     $  24,618
Proved oil and gas properties........................   832,591       744,381
Gathering and pipeline systems.......................   119,928       116,360
Land, building and improvements......................     4,278         3,896
Other................................................    19,665        17,525
                                                     ----------     ---------
                                                      1,002,785       906,780
Accumulated depreciation, depletion
 and amortization....................................  (470,586)     (437,381)
                                                     ----------     ---------
                                                     $  532,199     $ 469,399
                                                     ==========     =========

3.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                September 30,    December 31,
                                                    1998            1997
                                                ------------     -----------
                                                      (in thousands)
Accounts Receivable
 Trade accounts.................................. $30,824          $49,315
 Joint interest accounts.........................   6,313            4,843
 Insurance recoveries............................   7,242            3,043
 Current income tax receivable...................     819            1,291
 Other accounts..................................   1,267            1,719
                                                  -------          -------
                                                   46,465           60,211
Allowance for doubtful accounts..................    (548)            (539)
                                                  -------          -------
                                                  $45,917          $59,672
                                                  =======          =======
 Accounts Payable
  Trade accounts................................. $ 8,449          $ 6,209
  Natural gas purchases..........................  13,230           13,991
  Royalty and other owners.......................   7,911           11,995
  Capital costs..................................  16,526           12,936
  Dividends payable..............................     851              851
  Taxes other than income........................     954            1,478
  Drilling advances..............................     768            2,333
  Other accounts.................................   1,503            2,555
                                                  -------          -------
                                                  $50,192          $52,348
                                                  =======          =======
Accrued Liabilities
 Employee benefits............................... $ 4,671          $ 6,067
 Taxes other than income.........................   8,682            8,314
 Interest payable................................   6,009            2,147
 Other accrued...................................   1,079              996
                                                  -------          -------
                                                  $20,441          $17,524
                                                  =======          =======
Other Liabilities
 Postretirement benefits other than pension...... $   651          $   992
 Accrued pension cost............................   4,079            3,742
 Taxes other than income and other...............   2,944            4,029
                                                  -------          -------
                                                  $ 7,674          $ 8,763
                                                  =======          =======

4.   LONG-TERM DEBT

     At September 30, 1998, the Company had $85 million outstanding under its facility which provides for an available credit line of $135 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by a petroleum engineer's report incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term under this credit facility presently ends in June 2000 and is subject to renewal.

5.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") on December 31, 1997. SFAS 128 simplifies the calculation of earnings per share for companies with complex capital structures by replacing primary and fully diluted earnings per share with the new basic and diluted computations. Under the previous guidelines, the Company disclosed only primary earnings per share since its capital structure was considered simple. The new disclosure of basic earnings per share is the same as the previously disclosed primary earnings per share. In periods prior to the fourth quarter of 1997, the Company, with its then simple capital structure, was not required to disclose fully diluted earnings per share. However, SFAS 128 requires all companies with any number of common stock equivalents outstanding to disclose diluted earnings per share unless such equivalents are antidilutive. Basic earnings per share amounts are based on the weighted average shares outstanding (24,764,177 in 1998 and 22,878,344 in 1997). The dilutive effect of outstanding stock awards of 321,169 in 1998 and 649,632 in 1997 resulted in diluted earnings per share for the third quarter of $(0.10) and $0.10 in 1998 and 1997, respectively. Year-to-date diluted earnings per share was $0.11 and $0.59 in 1998 and 1997, respectively. No adjustments were made to reported net income in the computation of earnings per share.

6.   STOCK REPURCHASE

     In August 1998, the Board of Directors authorized the Company to repurchase up to two million shares of outstanding common stock at market prices. The timing and amount of these stock purchases are determined at the discretion of management. As of September 30, 1998, the Company has repurchased 297,600 shares, or 15% of the total authorized number of shares, for a total cost of approximately $4.3 million. No treasury shares were issued or sold by the Company during the quarter.

7.   YEAR 2000

     To date, the Company has incurred expenses of $0.1 million as part of its efforts to make all computer software, hardware and embedded microprocessors Year 2000 compliant. Total project costs are estimated to be $2.1 million, including $1.8 million in capital expenditures, when the project is complete in 1999. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000.

Independent Accountant's Report

To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of operations and cash flows of Cabot Oil & Gas Corporation as of September 30, 1998, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated March 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             PricewaterhouseCoopers  LLP


Houston, Texas
November 6, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations for the first nine months of 1998 and 1997 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1997.

     In previous years, the Company operated as two regions: the Appalachian Region and the Western Region, which included the Anadarko, Rocky Mountains and Gulf Coast areas. Beginning in 1998, a third region was created with the formation of the Gulf Coast Region, leaving the Anadarko and Rocky Mountains areas in the Western Region. For purposes of the comparisons below, prior period results have been restated to conform to the new structure. In all periods reported, the Company has operated in one segment, natural gas and oil exploration and exploitation.

OVERVIEW

     Along with unseasonably warm temperatures, the first three quarters of 1998 brought natural gas prices substantially below 1997 levels. This decline in price was the primary cause of the $13.1 million reduction in net revenues. Net income available to common stockholders declined $11.2 million as a result of lower prices and increased exploration and general and administrative expenses.

     The Company drilled 151 gross wells with a success rate of 88% in the first nine months of 1998 compared to 168 gross wells and a 90% success rate for the comparable period of 1997. In 1998, the Company plans to drill 220 gross wells and spend $149.1 million in capital and exploration expenditures compared to 225 gross wells and $87.4 million of capital and exploration expenditures in 1997. The plan includes acquisitions to date of $6.6 million as part of the joint exploration agreement with Union Pacific Resources Group, Inc. ("UPR") and $6.6 million to acquire 9.3 Bcfe of proved reserves in the Anadarko area of the Western Region. The 1998 drilling program includes an increase in activity in the Gulf Coast Region. Typically, wells in this area require higher levels of capital expenditure, including more frequently required workovers and recompletions.

     Natural gas production was 48.6 Bcf, up 0.8 Bcf compared to the first three quarters of 1997. This production increase was due primarily to new production brought on by the expanded drilling program of 225 gross (151 net) wells in 1997 along with the 1997 acquisition of producing properties in the Green River Basin from Equitable Energy Resources. Production for 1997 includes approximately 3.6 Bcf attributable to certain properties in the Appalachian Region that were sold effective September 1, 1997.

     The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. To date, 1998 prices have demonstrated a great deal of volatility. Due to the mild winter of 1997, January prices were significantly lower than the prior year. Prices dropped dramatically in February, but rebounded to the highest level of the year in March. Since the beginning of the second quarter, prices have been declining at a slow, but steady rate. Consequently, there is considerable uncertainty about the level of natural gas prices for the remainder of the year and beyond.

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


FINANCIAL CONDITION

     Capital Resources and Liquidity

     The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences generally characterized by peak demand and higher prices in the winter heating season. Due to mild winter conditions, natural gas prices softened significantly in January and remained well below 1997 prices until March. While temperatures for much of the U.S. were unseasonably warm during the second quarter and the natural gas price in the second quarter was up $0.16 per Mcf over 1997, prices softened significantly in the third quarter, with the quarter prices down $0.14 per Mcf over last year. Natural gas prices for the first nine months of 1998 are $0.26 per Mcf, or 11%, below the 1997 prices.

     The primary sources of cash for the Company during the first nine months of 1998 were from funds generated from operations and increased borrowings on the revolving credit facility. Primary uses of cash were funds used in exploration and development expenditures and in the repayment of debt and dividends, as well as the repurchase of common stock in the third quarter.

     The Company had a net cash inflow of $0.3 million in the first three quarters of 1998. Net cash inflow from operating and financing activities totaled $107 million year to date through September 1998, funding the $107.6 million of capital and exploration expenditures.

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1998           1997
                                                       ------         ------
                                                           (in millions)
Cash Flows Provided by Operating Activities............$ 63.9         $ 93.4
                                                       ======         ======

     Cash flows from operating activities in the first three quarters of 1998 were lower by $29.5 million compared to the corresponding period of 1997 primarily due to lower natural gas prices and smaller favorable changes in working capital. Accounts receivable increased in part due to outstanding insurance claims on well blowouts in the Gulf Coast.

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1998           1997
                                                       ------         ------
                                                           (in millions)
Cash Flows Used in Investing Activities................$106.7         $ 72.4
                                                       ======         ======

     Cash flows used by investing activities in both the first nine months of 1998 and 1997 were substantially attributable to capital and exploration expenditures of $107.6 million and $73.7 million, respectively. Proceeds from the sale of certain oil and gas properties in the first nine months of 1998 and 1997 were $1.0 million and $1.3 million, respectively.

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1998           1997
                                                       ------         ------
                                                           (in millions)
Cash Flows Provided (Used) by Financing Activities.....$ 43.1         $(20.6)
                                                       ======         =======

     Cash flows provided by financing activities were primarily increases in borrowings on the Company's revolving credit facility in 1998. The cash from the increased borrowings was used to fund acquisitions ($13.2 million), a stock repurchase program ($4.3 million), and to partially fund other capital and exploration expenditures. Cash flows used by financing activities in 1997 were primarily debt reductions under the Company's revolving credit facility and dividend payments.

     Under the Company's revolving credit facility, the available credit line, currently $135 million, is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term of the credit facility runs to June 2000. Management believes that the Company has the ability to finance, if necessary, its capital requirements, including acquisitions from existing operating cash flows and the available credit facility.

     The Company's 1998 interest expense is projected to be approximately $19.0 million. In May 1999, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on the Company's balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings on the revolving credit facility.

     The Company is subject to legal proceeding and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these matters will not materially affect the financial position and operating results of the Company.

     YEAR 2000 ("Y2K")

     Many computer systems have been built using software that processes transactions using two digits to represent the year. This type of software will generally require modifications to function properly with dates after December 31, 1999 (or, to become "Y2K Compliant"). The same issue applies to microprocessors embedded in machinery and equipment, such as gas compressors and pipeline meters. The impact of failing to identify those computer systems (operated by the Company or its business partners) that are not Y2K compliant and correct the problem could be significant to the Company's ability to operate and report results, as well as potentially expose the Company to third-party liability.

     The Company has begun making the necessary modifications to its computer systems and embedded microprocessors in preparation for the Year 2000. These projects are on schedule and the Company believes that the total related costs will be approximately $2.1 million, funded by cash from operations or borrowings on the revolving credit facility, when completed in 1999. Of the total cost, $1.8 million is attributable to the purchase of new software and equipment which will be capitalized. The remaining $0.3 million will be expensed over the next five quarters and is not expected to have a material impact on the Company's financial position or operating results. Actual costs to date are approximately $0.1 million, all of which has been expensed.

     The Company has begun reviewing the compliance of field equipment including compressor stations, gas control systems and data logging equipment. Most equipment reviewed was found to be compliant, and, where necessary, microprocessor chip replacements are scheduled to be completed by the end of the first quarter of 1999 at a cost of less than $0.1 million.

     Additionally, the Company is in the process of contacting its significant customers and suppliers in order to determine the Company's exposure to their potential failure to become Y2K compliant. Although the Company is not aware of any Y2K compliance problems with any of its customers or suppliers, there can be no guarantee that the systems of these companies will operate without interruption in the new millennium.

     The Company has formed an internal committee to not only identify and respond to these issues, but also to develop a contingency plan in the event that a problem arises after the turn of the century. Management expects the contingency plan to be substantially complete by mid 1999. Additionally, the Company has engaged outside consultants to review the Company's plans and provide feedback relating to the status of the plan implementation. At this time, the Company does not anticipate that the arrival of the Year 2000 will materially impact its financial position or results of operations.

     The project costs and timetable for Y2K compliance are based on management's best estimates. In developing these estimates, assumptions were made regarding future events including, among other things, the availability of certain resources and the continued cooperation of the Company's customers and suppliers. Actual costs and timing may differ from management's estimates due to unexpected difficulties in obtaining trained personnel, locating and correcting relevant computer code and other factors.

CAPITALIZATION

     Capitalization information on the Company is as follows:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1998             1997
                                                  ------           ------
                                                       (in millions)
Long-Term Debt................................... $233.0           $183.0
Current Portion of Long-Term Debt................   16.0             16.0
                                                  ------           ------
     Total Debt..................................  249.0            199.0
                                                  ------           ------
Stockholders' Equity
     Common Stock................................  131.7            127.4
     Treasury Stock..............................   (4.3)               -
     Preferred Stock.............................   56.7             56.7
                                                  ------           ------
     Total.......................................  184.1            184.1
                                                  ------           ------
Total Capitalization............................. $433.1           $383.1
                                                  ======           ======
Debt to Capitalization...........................   57.5%            51.9%


     During the first nine months of 1998, the Company paid dividends of $3.0 million on the Common Stock and $2.5 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending September 30, 1998, to be paid November 27, 1998 to shareholders of record as of November 13, 1998.

     During the first three quarters of 1998, debt has increased $50 million. The primary reasons for this increase are the expanded capital spending program, the stock repurchase program as well as the reduction to income resulting from lower natural gas prices.

     CAPITAL AND EXPLORATION EXPENDITURES

     The Company generally funds most of its capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows.

     The following table presents major components of capital and exploration expenditures:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                1998              1997
                                               ------            ------
                                                    (in millions)
Capital Expenditures
 Drilling and Facilities...................... $ 72.0           $ 50.0
 Leasehold Acquisitions.......................   12.7              3.3
 Pipeline and Gathering.......................    3.3              3.4
 Other........................................    1.7              1.5
                                               ------           ------
                                                 89.7             58.2
                                               ------           ------
 Proved Property Acquisitions.................    7.9              5.6
Exploration Expenses..........................   13.6              9.9
                                               ------           ------
 Total........................................ $111.2           $ 73.7
                                               ======           ======


     Total capital and exploration expenditures in the first nine months of 1998 increased $37.5 million compared to the same period of 1997, primarily as a result of increased expenditures attributable to its 1998 drilling program, the acquisition of proved properties and its participation in the UPR exploration joint venture. In the first quarter of 1998, the Company invested $6.6 million as part of its joint exploration program with UPR. In the second quarter of 1998, the Company also purchased 9.3 Bcfe of proved reserves in the Anadarko area of the Western Region for $6.6 million.

     The Company has a $149.1 million capital and exploration expenditures plan for 1998 which includes $92.5 million for drilling and facilities, $18.9 million for exploration expenses, $6.8 million for pipelines and $12.7 million for proved property acquisitions. Compared to 1997 capital and exploration expenditures of $87.4 million, the 1998 planned expenditures are up 71%. The Company expects to drill 220 gross (150.5 net) wells in 1998 compared with 225 gross (151.4 net) wells drilled in 1997.

     CONCLUSION

     The Company's financial results depend upon many factors, particularly the price of natural gas, and its ability to market gas on economically attractive terms. The volatility of natural gas prices in recent years remains prevalent in 1998 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1998. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations, combined with short-term borrowings on the revolving credit facility, will provide cash sufficient to fully fund its planned capital expenditures if prices should remain low through the rest of 1998.

     While the Company's 1998 plan includes a significant increase over 1997 spending, potentially negative changes in industry conditions might require the Company to adjust its 1998 spending plan to ensure the availability of capital, including, among other things, reductions in capital expenditures or common stock dividends.

     The Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements.

     The  preceding   paragraphs  contain   forward-looking   information.   See
Forward-Looking Information on page 18.

RESULTS OF OPERATIONS

     For the purpose of reviewing the Company's results of operations, "Net Income/Loss " is defined as net income or loss available to common shareholders.

     Selected Financial and Operating Data

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                           1998      1997       1998      1997
                                          ------    ------     ------    ------
                                            (in millions, except where noted)
Net Operating Revenues...................$ 37.4    $ 40.8      $119.8    $133.0
Operating Expenses.......................  35.8      29.9        97.7      89.8
Operating Income.........................   1.7      10.8        22.3      43.6
Interest Expense.........................   4.4       4.6        13.3      13.5
Net Income/(Loss)........................  (2.5)      2.3         2.8      13.9
Earnings/(Loss) Per Share - Basic........$(0.10)   $ 0.10      $ 0.11    $ 0.61
Earnings/(Loss) Per Share - Diluted......$(0.10)   $ 0.10      $ 0.11    $ 0.59

Natural Gas Production (Bcf)
 Appalachia..............................   5.9       6.5        16.6      19.9
 West....................................   7.9       8.1        23.0      21.9
 Gulf Coast..............................   2.7       2.1         9.0       6.0
                                         ------    ------      ------    ------
 Total Company...........................  16.5      16.7        48.6      47.8
                                         ======    ======      ======    ======

Natural Gas Production Sales Prices ($/Mcf)
 Appalachia..............................$ 2.19    $ 2.57      $ 2.51    $ 2.88
 West....................................$ 1.79    $ 1.77      $ 1.90    $ 2.06
 Gulf Coast..............................$ 2.07    $ 2.34      $ 2.21    $ 2.36
 Total Company...........................$ 1.98    $ 2.12      $ 2.16    $ 2.42

Crude/Condensate
 Volume ((Bbbl)..........................   174       139         471       434
 Price $/Bbl.............................$12.35    $19.57      $13.58    $20.45

Brokered Natural Gas Margin
 Volume (Bcf)............................  10.4       9.2        29.8      24.8
 Margin $/Mcf............................$ 0.10    $ 0.11      $ 0.12    $ 0.10


     THIRD QUARTERS OF 1998 AND 1997 COMPARED

     Net Income and Revenues. The Company reported a net loss in the third quarter 1998 of $2.5 million, or $0.10 per share. During the corresponding quarter of 1997, the Company reported net income of $2.3 million, or $0.10 per share. Operating revenues decreased by $3.4 million while operating income decreased by $9.1 million. Natural gas made up 88%, or $32.7 million, of net operating revenue. The decrease in net operating revenues was driven by a 7% decrease in the average natural gas price. Natural gas production volumes were comparable with the same period last year. Net income and operating income were similarly impacted by this drop in average natural gas price, along with a significant increase in exploration expense as discussed below. This impact was somewhat softened by decreases in both interest expense and preferred stock dividends in 1998.

     Natural gas production volume in the Appalachian Region was down 0.6 Bcf to
5.9 Bcf due primarily to the sale of producing properties in September of 1997. This was offset by natural gas production volume growth in the Gulf Coast Region, up 0.6 Bcf to 2.7 Bcf primarily due to new production brought on by drilling in 1997 and 1998. Natural gas production volume in the Western Region was down 0.2 Bcf to 7.9 Bcf.

     The average Appalachian natural gas production sales price decreased $0.38 per Mcf, or 15%, to $2.19, decreasing net operating revenues by approximately $2.2 million on 5.9 Bcf of production. In the Gulf Coast Region, the average natural gas production sales price decreased $0.27 per Mcf, or 12%, to $2.07, decreasing net operating revenues by approximately $0.7 million on 2.7 Bcf of production. In the Western Region, the average natural gas production sales price was up $0.02 per Mcf, or 1%, to $1.79, increasing net operating revenues by approximately $0.2 million on 7.9 Bcf of production. The overall weighted average natural gas production sales price decreased $0.14 per Mcf, or 7%, to $1.98.

     Crude oil prices decreased $7.22 per Bbl, or 37%, to $12.35, resulting in a decrease to net operating revenue of $1.3 million. A volume increase of 35 MBbl due to a prior period interest adjustment on a well in the Rocky Mountains area (25 MBbl) and to new production in that region, brought production up to 174 MBbls while adding $0.4 million to net operating revenue.

     Costs and Expenses Total costs and expenses from recurring operations increased $5.8 million in the third quarter of 1998 primarily due to the following:

     - Direct operating expense increased $0.4 million, or 5%, due primarily to increased costs associated with outside operated properties in the Rocky Mountains area combined with higher workover expenses in the Gulf Coast Region and Anadarko area of the Western Region.

     - Exploration expense increased by $4.2 million, or 143%, primarily due to $3.7 million of higher dry hole costs associated with the increased drilling activity in the Gulf Coast and Western Regions in 1998. Two wells, which contributed to the majority of the third quarter costs, were a $2.3 million exploratory well in the Gulf Coast Region and a $1.1 million extension well in the Western Region. In addition, the administrative costs related to this expanded exploration activity increased $0.4 million including additions to our professional staff and increased consulting expense.

     - Depreciation, depletion, amortization and impairment expense increased $1.0 million due largely to the amortization of unproved properties associated with the UPR exploration joint venture and in part to an increase in the overall units of production rate associated with the higher percentage of total production attributable to the Gulf Coast and Western Regions.

     - Taxes other than income increased $0.3 million, or 9%, due to increases in Ad Valorem taxes in West Virginia, brought about by higher taxable values related to higher gas prices in prior years.

     Interest expense decreased $0.2 million as a result of $0.4 million in interest income received on a prior year income tax refund. This benefit was partially offset by the effect of a higher average level of outstanding debt during the third quarter of 1998 when compared to the third quarter of 1997.

     Income tax expense was down $3.6 million due to the comparable decrease in earnings before income tax.

     Dividends on preferred stock were $0.5 million less than in the third quarter of 1997 due to the conversion of all of the Company's $3.125 cumulative convertible preferred stock into shares of common stock during the fourth quarter of 1997.

     NINE MONTHS OF 1998 AND 1997 COMPARED

     Net Income and Revenues. The Company reported net income in the first nine months of 1998 of $2.8 million, or $0.11 per share. During the corresponding period of 1997, the Company reported net income of $13.9 million, or $0.61 per share. Operating income and operating revenues decreased $21.3 million and $13.1 million, respectively. Natural gas made up 88%, or $105.2 million, of net operating revenue. The decrease in net operating revenues was driven primarily by a 11% decrease in the average natural gas price, partially offset by a 2% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the decrease in natural gas prices.

     Natural gas production volume in the Appalachian Region was down 3.3 Bcf to
16.6 Bcf due primarily to the sale of producing properties in September 1997. Natural gas production volume in the Western Region was up 1.1 Bcf to 23.0 Bcf due primarily to the acquisition of producing properties in the Green River Basin of Wyoming effective in the third quarter of 1997 and in part to new production brought on by drilling in 1997 and 1998. Natural gas production volume in the Gulf Coast Region was up 3.0 Bcf, or 50%, to 9.0 Bcf primarily due to new production brought on by drilling in 1997 and 1998.

     The average Appalachian natural gas production sales price decreased $0.37 per Mcf, or 13%, to $2.51, decreasing net operating revenues by approximately $6.1 million on 16.6 Bcf of production. In the Western Region, the average natural gas production sales price decreased $0.16 per Mcf, or 8%, to $1.90, decreasing net operating revenues by approximately $3.7 million on 23.0 Bcf of production. The average Gulf Coast natural gas production sales price decreased $0.15 per Mcf, or 6%, to $2.21, decreasing net operating revenues by approximately $1.3 million on 9.0 Bcf of production. The overall weighted average natural gas production sales price decreased $0.26 per Mcf, or 11%, to $2.16.

     Crude oil and condensate sales volumes were up 37 MBbl, or 9%, to 471 MBbl while crude oil prices decreased $6.87 per Bbl, or 34%, to $13.58, decreasing net operating revenues by approximately $3.2 million. The volume increase was due to a prior period interest adjustment on a well in the Rocky Mountains area (25 MBbl) and to new production in that region.

     The brokered natural gas margin increased $1.1 million to $3.6 million primarily due to a 5.0 Bcf increase in volume, combined with a $0.02 per Mcf improvement in net margin to $0.12 per Mcf.

     Other net operating revenues decreased $1.1 million to $4.7 million due primarily to net miscellaneous revenues in the first nine months of 1997 related primarily to contract settlements.

     Costs and Expenses Total costs and expenses from operations increased $7.9 million, or 9%, due primarily to the following:

     - Exploration expense increased $3.7 million, or 37%, due to the higher dry hole expenses related to the exploration activity during the first nine months of 1998. In addition, the administrative cost related to this expanded exploration activity increased $0.8 million, including additions to our professional staff and increased consulting expense.

     - Depreciation, depletion, amortization and impairment expense increased $0.8 million due primarily to the amortization of unproved properties associated with the UPR exploration joint venture.

     - General and administrative expenses increased $2.4 million, or 17%, largely due to staffing increases in the third and fourth quarters of 1997 ($0.4 million), non-cash stock compensation from stock awards in the second quarter of 1997 ($0.8 million), certain executive retirement and severance packages accrued in 1998 ($0.5 million), and relocation and other travel expenses ($0.4 million).

     - Taxes other than income increased $0.6 million, or 5%, due to the increase in Ad Valorem taxes in West Virginia, brought about by higher taxable values related to higher natural gas prices in prior years.

     Income tax expense was down $8.2 million due to the comparable decrease in earnings before income tax.


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

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         15.1 -- Awareness  letter of independent  accountants.
         27   -- Article 5. Financial Data Schedule for Third Quarter
                 1998 Form 10-Q

     (b) Reports on Form 8-K
              None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CABOT OIL & GAS CORPORATION
                                  (Registrant)



                           By: /s/ Paul F. Boling
                              -------------------------------------------
November 12, 1998             Paul F. Boling, Vice President - Finance
                              (Executive Officer Duly Authorized
                               to Sign on Behalf of the Registrant)


                           By: /s/ Henry C. Smyth
                              -------------------------------------------
                              Henry C. Smyth, Controller
                              (Principal Accounting Officer)

                                                                   EXHIBIT 15.1


PricewaterhouseCoopers LLP Awareness Letter


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C.  20549


Re:  Cabot Oil & Gas Corporation
     Registration Statements on Form S-8

We are aware that our report dated November 6, 1998 on our review of the condensed consolidated financial statements of Cabot Oil & Gas Corporation as of September 30, 1998, and for the three-month and nine-month periods then ended and included in the Company's quarterly report on Form 10-Q for the quarter ended, is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of Section 7 and 11 of the Act.




                                         PricewaterhouseCoopers LLP

Houston, Texas
November 6, 1998