Form 10-K
period 1998-12-31
CABOT OIL & GAS CORP
filed 1999-03-25
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal year ended DECEMBER 31, 1998

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

                                                     Name of eahc exchange
             Title of each class                      on which registered
 CLASS A COMMON STOCK, PAR VALUE $.10 PER SHARE      NEW YORK STOCK EXCHANGE
      RIGHTS TO PURCHASE PREFERRED STOCK             NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [__].

     The aggregate market value of Class A Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on February 26, 1999), was approximately $265,000,000.

     As of February 26, 1999, there were 24,665,455 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999 are incorporated herein by reference in Items 10, 11, 12, and 13 of Part III of this report.

TABLE OF CONTENTS

PART I                                                                      PAGE
ITEMS 1 and 2  Business and Properties                                        3
ITEM 3         Legal Proceedings                                             17
ITEM 4         Submission of Matters to a Vote of Security Holders           17
               Executive Officers of the Registrant                          18

PART II

ITEM 5         Market for Registrant's Common Equity and
                  Related Stockholder Matters                                19
ITEM 6         Selected Historical Financial Data                            19
ITEM 7         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        20
ITEM 8         Financial Statements and Supplementary Data                   33
ITEM 9         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     58

PART III

ITEM 10        Directors and Executive Officers of the Registrant            58
ITEM 11        Executive Compensation                                        58
ITEM 12        Security Ownership of Certain Beneficial
                  Owners and Management                                      58
ITEM 13        Certain Relationships and Related Transactions                58

PART IV

ITEM 14        Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        59

                           --------------------------

     The statements regarding future financial performance and results and market prices and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict" and similar expressions are also intended to identify forward-looking statements. These statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed in this document and in the Company's other Securities and Exchange Commission filings. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this document.

PART I

ITEM 1.   BUSINESS

GENERAL

     Cabot Oil & Gas Corporation (the "Company") explores for, develops, produces, stores, transports, purchases and markets natural gas and, to a lesser extent, produces and sells crude oil. Substantially all of the Company's operations are in the Appalachian Region of West Virginia and Pennsylvania, in the Western Region, including the Anadarko Basin of southwestern Kansas, Oklahoma and the Texas Panhandle and the Green River Basin of Wyoming, and in the Gulf Coast Region, including South Texas and South Louisiana. At December 31, 1998, the Company had 1,042.8 Bcfe of total proved reserves, 96% of which was natural gas. Most of the Company's natural gas reserves are located in long-lived fields with extensive production histories.

     The Company was organized in 1989 as the successor to the oil and gas business of Cabot Corporation ("Cabot"), which was begun in 1891. In 1990, the Company completed its initial public offering of approximately 18% of its outstanding Common Stock. Cabot distributed the remaining Common Stock of the Company to Cabot shareholders in 1991. The Company is publicly traded on the New York Stock Exchange.

     Unless otherwise specified, all references to the Company include Cabot Oil & Gas Corporation, its predecessors and subsidiaries. All references to wells are gross, unless otherwise stated.

     The following table summarizes certain information, at December 31, 1998, regarding the Company's proved reserves, productive wells, developed and undeveloped acreage, and infrastructure.

     Summary of Reserves, Production, Acreage and Other Information by Areas of Operation (1)

                                 Total     Appalachian    Western     Gulf Coast
                                Company       Region       Region       Region
--------------------------------------------------------------------------------
Reserves/Production:
  Proved reserves
     Developed (Bcfe)             823.3        364.1        381.7         77.5
     Undeveloped (Bcfe)           219.5         72.3         99.2         48.0
                               --------    ---------      -------      -------
     Total (Bcfe)               1,042.8        436.4        480.9        125.5
                               ========    =========      =======      =======
  Daily production (Mmcfe) net    187.9         62.8         92.5         32.6
  Gross productive wells          4,671        3,027        1,198          446
  Net productive wells            3,795        2,831          695          269
  Percent of wells operated        83.9%        96.5%        63.4%        53.6%

Acreage:
  Net acreage
     Developed acreage        1,100,112      776,843      267,944       55,325
     Undeveloped acreage        516,618      366,364      100,176       50,078
                              ---------    ---------     --------      -------
     Total                    1,616,730    1,143,207      368,120      105,403
                              =========    =========     ========      =======

----------
(1) As of December 31,1998. For additional information regarding the Company's estimates of proved reserves and other data, see "Business--Reserves," and the "Supplemental Oil and Gas Information" to the Consolidated Financial Statements.

EXPLORATION, DEVELOPMENT AND PRODUCTION

     The Company is one of the largest producers of natural gas in the Appalachian Basin, where it has operated for more than a century. Cabot Oil & Gas has operated in the Anadarko Basin for over 60 years. The Company acquired its operations in the Rocky Mountains and the Gulf Coast after acquiring Washington Energy Resources Company in May 1994. Historically, its reserve base has been maintained through low-risk development drilling and strategic acquisitions, and recently the Company has increased its emphasis on exploration. The Company continues to focus its operations in the Appalachian, Western and Gulf Coast Regions through development drilling, acquisition of oil and gas producing properties, and new exploration opportunities.

     While continuing its strong development drilling program, the Company has significantly expanded its exploration program in the last three years. The Company experienced a 69% gross success rate for its exploratory drilling program in 1998, based on participation in 39 exploratory wells. A large part of the exploration activity has been focused in the Gulf Coast Region, where the 1998 gross success rate was 88%. Also in 1998, reserves in the Gulf Coast Region grew from 56.5 Bcfe to 125.5 Bcfe, an increase of 122%, due primarily to the Company's exploratory drilling program combined with its acquisition strategy. When combining the exploration and development programs, the overall gross success rate for 1998 was 89%.

APPALACHIAN REGION

     The Company's exploration, development and production activities in the Appalachian Region are concentrated in Pennsylvania, Ohio, West Virginia, and Virginia. Operations are managed by a regional office in Pittsburgh. At December 31, 1998, the Company had 436.4 Bcfe of proved reserves (substantially all natural gas) in the Appalachian Region, constituting 42% of the Company's total proved reserves.

     The Company has 3,027 productive wells (2,831.1 net), of which 2,920 wells are operated by the Company. There are multiple producing intervals that include the Upper Devonian, Oriskany, Berea, and Big Lime trend formations at depths primarily ranging from 1,500 to 9,000 feet. Average net daily production in 1998 was 62.8 Mmcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long.

     In 1998, the Company drilled 109 wells (90.2 net) in the Appalachian Region, of which 83 were development wells (74.2 net). Capital and exploration expenditures, including pipeline expenditures, were $43.2 million for the year. In the 1999 drilling program year, the Company has plans to drill 8 wells in the region.

     At December 31, 1998, the Company had 1,143,207 net acres in the region, including 776,843 net developed acres. At year end, the Company had identified 218 proved undeveloped drilling locations.

     The Company owns and operates two natural gas storage fields in West Virginia with a combined working gas capacity of 4 Bcf.

     Ancillary to its exploration and production operations, the Company owns and operates two brine treatment plants that process and treat waste fluid generated during the drilling, completion and subsequent production of oil and gas wells. The first plant, near Franklin, Pennsylvania, which began operating in 1985, provides services to the Company and certain other oil and gas producers in southwestern New York, eastern Ohio and western Pennsylvania. In April 1998, the Company acquired a second brine treatment plant in Indiana, Pennsylvania that had been in existence since 1987.

     The  Company  believes  that  it  gains   operational   efficiency  in  the
Appalachian Region because of its large acreage position, high concentration of wells, natural gas gathering and pipeline systems and storage capacity.

WESTERN REGION

     The Company's exploration, development and production activities in the Western Region are primarily focused in the Anadarko Basin in southwestern Kansas, Oklahoma and the panhandle of Texas and in the Green River Basin of Wyoming. Operations for the Western Region are managed from a regional office in Denver. At December 31, 1998, the Company had 480.9 Bcfe of proved reserves (96.1% natural gas) in the Western Region, constituting 46% of the Company's total proved reserves.

ANADARKO

     The Company has 743 productive wells (488.5 net) in the Anadarko area, of which 543 wells are operated by the Company. Principal producing intervals in Anadarko are in the Chase, Morrow, Red Fork and Chester formations at depths ranging from 1,500 to 13,000 feet. Average net daily production in 1998 was 42.2 Mmcfe.

     In 1998, the Company drilled 23 wells (13.5 net) in Anadarko, including 20 development and extension wells (11.4 net). Capital and exploration expenditures for the year were $20.2 million. In the 1999 drilling program year, the Company has plans to drill 3 wells in the area.

     At December 31, 1998, the Company had approximately 230,256 net acres, including approximately 194,130 net developed acres. At year end, the Company had identified 65 proved undeveloped drilling locations.

ROCKY MOUNTAINS

     The Company has 455 productive wells (206.1 net) in the Rocky Mountains area, of which 216 wells are operated by the Company. Principal producing intervals in the Rocky Mountains area are in the Frontier and Dakota formations at depths ranging from 9,000 to 13,000 feet. Average net daily production in 1998 was 50.2 Mmcfe.

     In 1998, the Company drilled 56 wells (30.4 net) in the Rocky Mountains, including 54 development and extension wells (29.9 net). Capital and exploration expenditures for the year were $32.3 million. In the 1999 drilling program year, the Company has plans to drill 9 wells in the area.

     At December 31, 1998, the Company had approximately 137,864 net acres, including approximately 73,814 net developed acres. At year end, the Company had identified 71 proved undeveloped drilling locations.

GULF COAST REGION

     The Company's exploration, development and production activities in the Gulf Coast Region are concentrated in South Louisiana and South Texas. A regional office in Houston manages operations. At December 31, 1998, the Company had 125.5 Bcfe of proved reserves (80.8% natural gas) in the Gulf Coast Region, constituting 12% of the Company's total proved reserves.

     The Company has 446 productive wells (269.0 net) in the Gulf Coast Region, of which 239 wells are operated by the Company. The Company is in the process of evaluating approximately 150 of the Southern Louisiana wells that were acquired in December from Oryx Energy Company. Principal producing intervals in the Gulf Coast are in the Wilcox and Vicksburg formations in Texas, and Miocene age formations in Louisiana at depths ranging from 3,000 to 18,000 feet. Average net daily production in 1998 was 32.6 Mmcfe.

     In 1998, the Company drilled 17 wells (9.6 net) in the Gulf Coast Region, including 9 development wells (4.0 net). Capital and exploration expenditures for the year were $128.7 million, including $70.1 million for Southern Louisiana properties acquired from Oryx Energy Company. (See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) In the 1999 drilling program year, the Company has plans to drill 9 wells in the region.

     At December 31, 1998, the Company had approximately 105,403 net acres, including approximately 55,325 net developed acres. At year end, the Company had identified 20 proved undeveloped drilling locations.

GAS MARKETING

     The Company is engaged in a wide array of marketing activities offering its customers long-term, reliable supplies of natural gas. Utilizing its pipeline and storage facilities, gas procurement ability and transportation, and natural gas risk management expertise, the Company provides a menu of services that includes gas supply and transportation management, short-term and long-term supply contracts, capacity brokering and risk management alternatives.

     The marketing of natural gas has changed significantly as a result of FERC Order 636 ("Order 636"), which was issued by the Federal Energy Regulatory Commission in 1992. Order 636 required pipelines to unbundle their gas sales, storage and transportation services. As a result, local distribution companies and end-users separately contract these services from gas marketers and producers. Order 636 has had the effect of creating greater competition in the industry while also providing the Company the opportunity to serve broader markets. Since Order 636 was issued, there has been an increase in the number of third-party producers that use the Company to market their gas. Additionally, as a result of Order 636, the Company has experienced increased competition for markets which has placed pressure on the premiums it has received.

APPALACHIAN REGION

     The Company's principal markets for its Appalachian Region natural gas are in the northeastern United States. The Company's marketing subsidiary, Cabot Oil & Gas Marketing Corporation, purchases the Company's natural gas production in the Appalachian Region as well as production from local third-party producers and other suppliers to aggregate larger volumes of natural gas for resale. This marketing subsidiary sells natural gas to industrial customers, local distribution companies ("LDCs") and gas marketers both on and off the Company's pipeline and gathering system.

     Most of the Company's natural gas sales volume in the Appalachian Region is being sold at market-responsive prices under contracts with a term of one year or less. Of these short-term sales, spot market sales are made under month-to-month contracts, while industrial and utility sales generally are made under year-to-year contracts. Approximately 10% of Appalachian production is sold on fixed price contracts which typically renew annually.

     The Company's Appalachian natural gas production is generally sold at a higher realized price (a "premium") compared to production from other producing regions due to its close proximity to eastern markets. While year-to-year fluctuations in that premium are normal due to changes in market conditions, this premium has typically been in the range of $0.40 to $0.50 per Mmbtu above the Henry Hub cash price throughout the 1990's. In 1998, the premium averaged approximately $0.40 per Mmbtu.

     Ancillary to its exploration and production operations, the Company operates a number of gas gathering and transmission pipeline systems, made up of approximately 2,850 miles of pipeline with interconnects to three interstate pipeline systems and five LDCs. The majority of the Company's pipeline infrastructure in West Virginia is regulated by the FERC. As such, the transportation rates and terms of service of the Company's pipeline subsidiary, Cranberry Pipeline Corporation, are subject to the rules and regulations of the FERC. The Company's natural gas gathering and transmission pipeline systems enable the Company to connect new wells quickly and to transport natural gas from the wellhead directly to interstate pipelines, LDCs and industrial end-users. Control of its gathering and transmission pipeline systems also enables the Company to purchase, transport and sell natural gas produced by third parties. In addition, the Company can take part in development drilling operations without relying upon third parties to transport its natural gas while incurring only the incremental costs of pipeline and compressor additions to its system.

     The Company has two natural gas storage fields located in West Virginia, with a combined working capacity of approximately 4 Bcf of natural gas. The Company uses these storage fields to take advantage of the seasonal variations in the demand for natural gas and the higher prices typically associated with winter natural gas sales, while maintaining production at a nearly constant rate throughout the year. The storage fields also enable the Company to periodically increase the volume of natural gas that it can deliver by more than 40% above the volume that it could deliver solely from its production in the Appalachian Region. The pipeline systems and storage fields are fully integrated with the Company's producing operations.

WESTERN REGION

     The Company's principal markets for Western Region natural gas are in the northwestern, midwestern, and northeastern United States. The Company's marketing subsidiary purchases all of the Company's natural gas production in the Western Region. The marketing subsidiary sells the natural gas to cogenerators, natural gas processors, LDCs, industrial customers and marketing companies.

     Currently, most of the Company's natural gas production in the Western Region is sold primarily under contracts with a term of one year or less at market-responsive prices. Approximately 20% of the Western Region's production is sold under a 15-year cogeneration contract with 9 1/2 years remaining that escalates 5% in price per year. The Western Region properties are connected to the majority of the Midwestern, Northwestern, and Gulf Coast interstate and intrastate pipelines, affording the Company access to multiple markets.

     The Company also produces and markets approximately 1,200 barrels a day of crude oil/condensate in the Western Region at market-responsive prices.

GULF COAST REGION

     The Company's principal markets for Gulf Coast Region natural gas are in the industrialized Gulf Coast areas and the northeastern United States. The Company's marketing subsidiary purchases all of the Company's natural gas production in the Gulf Coast Region. The marketing subsidiary sells the natural gas to intrastate pipelines, natural gas processors and marketing companies.

     Currently, all of the Company's natural gas sales volumes in the Gulf Coast Region are being sold at market-responsive prices under contracts with terms of one to three years. The Gulf Coast Region properties are connected to various processing plants in Texas and Louisiana with multiple interstate and intrastate deliveries, affording the Company access to multiple markets.

     The Company also produces and markets approximately 1,500 barrels a day of crude oil/condensate in the Gulf Coast Region at market-responsive prices. This amount includes volumes attributable to the December acquisition of Southern Louisiana properties from Oryx Energy Company.

RISK MANAGEMENT

     In 1998, the Company used certain financial instruments, called "derivatives", to manage price risks associated with its production and brokering activities. The impact of these derivatives on the Company's financial results was not material. While there are many different types of derivatives available, the Company used natural gas price swap agreements ("price swaps") to attempt to manage price risk more effectively and improve the Company's realized natural gas prices. These price swaps call for payments to (or to receive payments from) counterparties based on the differential between a fixed and a variable gas price. The Company will continue to evaluate the benefit of this strategy in the future. See the Overview section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 11. of the Notes to the Consolidated Financial Statements for further discussion.

RESERVES

CURRENT RESERVES

     The  following  table  sets  forth  information   regarding  the  Company's
estimates of its net proved reserves at December 31, 1998.

                   Natural Gas (Mmcf)                  Liquids(1) (Mbbl)                Total(2) (Mmcfe)
------------------------------------------------------------------------------------------------------------------
           Developed  Undeveloped    Total    Developed  Undeveloped    Total    Developed  Undeveloped    Total
------------------------------------------------------------------------------------------------------------------
Appalachia  360,903      72,295     433,198       532           0         532     364,093      72,295      436,388
West        366,301      95,907     462,208     2,579         549       3,128     381,776      99,203      480,979
Gulf Coast   61,186      40,164     101,350     2,711       1,306       4,017      77,452      48,000      125,452
            -------     -------     -------     -----       -----       -----     -------     -------    ---------
Total       788,390     208,366     996,756     5,822       1,855       7,677     823,321     219,498    1,042,819
            =======     =======     =======     =====       =====       =====     =======     =======    =========

----------
(1)  Liquids  include crude oil,  condensate and natural gas liquids (Ngl).

(2) Natural Gas Equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil, condensate or natural gas liquids.

     The proved reserve estimates presented here were prepared by the Company's petroleum engineering staff and reviewed by Miller and Lents, Ltd., independent petroleum engineers. For additional information regarding the Company's estimates of proved reserves, the review of such estimates by Miller and Lents, Ltd., and other information about the Company's oil and gas reserves, see the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8. A copy of the review letter by Miller and Lents, Ltd., has been filed as an exhibit to this Form 10-K. The Company's estimates of proved reserves in the table above do not differ materially from those filed by the Company with other federal agencies. The Company's reserves are sensitive to natural gas sales prices and their effect on economic producing rates. The Company's reserves are based on oil and gas prices in effect for December 1998.

     There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company and, therefore, the reserve information in this Form 10-K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties owned by the Company declines as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the proved reserves of the Company will decline as reserves are produced.

HISTORICAL RESERVES

     The following table presents the Company's estimated proved reserves for the periods indicated.

                                               Natural Gas (Mmcf)                             Total (Mmcfe)(1)
------------------------------------------------------------------------------------------------------------------------
                                     APP        WEST       GULF      TOTAL        APP        WEST       GULF     TOTAL
------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1995                  515,556    350,873     23,420    889,849     516,869    377,806     27,032    921,707
  Revisions of prior estimates        (487)     2,110      1,151      2,774        (501)     1,139      1,342      1,980
  Extensions, discoveries and
     other additions                40,703     25,786      3,219     69,708      41,526     27,269      3,231     72,026
  Production                       (26,783)   (27,041)    (4,938)   (58,762)    (26,910)   (29,768)    (5,667)   (62,345)
  Purchases of reserves in place    21,207     15,494        696     37,397      21,255     15,980      1,450     38,685
  Sales of reserves in place       (23,337)    (1,732)      (281)   (25,350)    (23,377)    (1,758)      (307)   (25,442)
                                   -------    -------    -------    -------     -------    -------    -------  ---------
DECEMBER 31, 1996                  526,859    365,490     23,267    915,616     528,862    390,668     27,081    946,611
                                   -------    -------    -------    -------     -------    -------    -------  ---------
  Revisions of prior estimates       2,929     (1,419)     5,234      6,744       3,327     (2,392)     6,401      7,336
  Extensions, discoveries and
     other additions                42,609     36,062     30,520    109,191      43,493     37,384     33,079    113,956
  Production                       (25,340)   (30,104)    (8,445)   (63,889)    (25,628)   (32,780)    (9,255)   (67,663)
  Purchases of reserves in place     5,355     68,480          1     73,836       5,366     72,034          1     77,401
  Sales of reserves in place      (137,194)      (457)      (419)  (138,070)   (137,520)      (680)      (798)  (138,998)
                                   -------    -------    -------    -------     -------    -------    -------  ---------
DECEMBER 31, 1997                  415,218    438,052     50,158    903,428     417,900    464,234     56,509    938,643
                                   -------    -------    -------    -------     -------    -------    -------  ---------
  Revisions of prior estimates(2)   (3,279)    (2,273)    (7,545)   (13,097)     (3,578)   (10,167)    (9,218)   (22,963)
  Extensions, discoveries and
     other additions                42,310     36,058     16,524     94,892      43,164     38,869     17,871     99,904
  Production                       (22,684)   (30,863)   (10,620)   (64,167)    (22,918)   (33,755)   (11,911)   (68,584)
  Purchases of reserves in place     2,167     21,234     52,833     76,234       2,354     21,798     72,201     96,353
  Sales of reserves in place          (534)         0          0       (534)      (534)          0          0       (534)
                                   -------    -------    -------    -------     -------    -------    -------  ---------
DECEMBER 31, 1998                  433,198    462,208    101,350    996,756     436,388    480,979    125,452  1,042,819
                                   =======    =======    =======    =======     =======    =======    =======  =========
Proved Developed Reserves:
  December 31, 1995                430,165    298,768     18,302    747,235     431,477    324,115     21,464    777,056
  December 31, 1996                434,558    311,585     21,955    768,098     436,560    334,069     25,577    796,206
  December 31, 1997                343,718    354,030     41,016    738,764     346,400    375,606     45,913    767,919
  December 31, 1998                360,903    366,301     61,186    788,390     364,093    381,776     77,452    823,321

----------
APP = Appalachian Region
WEST = Western Region
GULF = Gulf Coast Region

(1) Includes natural gas and natural gas equivalents determined by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of crude oil, condensate or natural gas liquids.

(2) The total revision of 22,963 Mmcfe includes a 14,309 Mmcfe revision due to lower year-end pricing in 1998 compared to 1997.

VOLUMES AND PRICES; PRODUCTION COSTS

     The following table presents historical information regarding the Company's sales and production volumes and average sales prices received for, and average production costs associated with, its sales of natural gas and crude oil, condensate and natural gas liquids (Ngl) for the periods indicated.

                                                   Year Ended December 31,
                                              1998          1997          1996
--------------------------------------------------------------------------------
Net Wellhead Sales Volume:
Natural Gas (Bcf)(1)
   Appalachian Region (2)                      22.7          25.3          26.2
   Western Region                              30.9          30.2          27.7
   Gulf Coast Region                           10.6           8.4           4.9
Crude/Condensate/Ngl (Mbbl)
   Appalachian Region                            39            48            21
   Western Region                               482           447           463
   Gulf Coast Region                            215           135           113

Produced Natural Gas Sales Price ($/Mcf)(3)
Appalachian Region                           $ 2.53        $ 3.00        $ 2.72
Western Region                               $ 1.90        $ 2.14        $ 1.96
Gulf Coast Region                            $ 2.15        $ 2.52        $ 2.34
Weighted Average                             $ 2.16        $ 2.53        $ 2.34

Crude/Condensate Sales Price ($/Bbl)(3)      $13.06        $20.13        $21.14
Production Costs ($/Mcfe)(4)                 $ 0.57        $ 0.58        $ 0.56

----------
(1) Equal to the aggregate of production and the net changes in storage and exchanges.

(2) The decline in the Appalachian Region natural gas sales volume is attributed to the sale of the Meadville properties sold effective September 1, 1997. Prior to the sale, these properties produced 3.6 Bcf, or 14.7 Mmcf per day, during the eight-month period ending August 31, 1997.

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

ACREAGE

     The following tables summarize the Company's gross and net developed and undeveloped leasehold and mineral acreage at December 31, 1998. Acreage in which the Company's interest is limited to royalty and overriding royalty interests is excluded.

LEASEHOLD ACREAGE

                                      At December 31, 1998
                       Developed          Undeveloped              Total
--------------------------------------------------------------------------------
                   Gross       Net      Gross       Net      Gross        Net
--------------------------------------------------------------------------------
State
  Alabama              --        --        312       312         312         312
  Arkansas             --        --        240         6         240           6
  Colorado         20,911    19,120     20,219    19,011      41,130      38,131
  Indiana             739       369     49,307    24,427      50,046      24,796
  Kansas           31,467    28,850        798       798      32,265      29,648
  Kentucky          2,680       990     10,630     5,180      13,310       6,170
  Louisiana        45,987    34,679     98,096    32,681     144,083      67,360
  Michigan            784       176      2,877       712       3,661         888
  Montana             397       210        680       303       1,077         513
  New York          2,737     1,098     37,812    19,222      40,549      20,320
  North Dakota        160        20        870        96       1,030         116
  Ohio              5,372     2,027     33,618    26,723      38,990      28,750
  Oklahoma        177,742   123,646     48,348    29,883     226,090     153,529
  Pennsylvania    136,282    85,888     52,233    38,600     188,515     124,488
  Texas            81,420    48,138     62,467    21,788     143,887      69,926
  Utah              1,740       530     20,653    17,274      22,393      17,804
  Virginia         22,189    20,079     13,852     6,900      36,041      26,979
  West Virginia   607,775   572,501    227,467   186,584     835,242     759,085
  Wyoming         104,126    53,934     53,712    27,291     157,838      81,225
                ---------   -------    -------   -------   ---------   ---------
    Total       1,242,508   992,255    734,191   457,791   1,976,699   1,450,046
                =========   =======    =======   =======   =========   =========

MINERAL FEE ACREAGE

                                      At December 31, 1998
                       Developed          Undeveloped              Total
--------------------------------------------------------------------------------
                   Gross       Net      Gross       Net      Gross        Net
--------------------------------------------------------------------------------
State
  Colorado             --         --        160         6         160          6
  Kansas              160        128         --        --         160        128
  Montana              --         --        589        75         589         75
  New York             --         --      4,281     1,070       4,281      1,070
  Oklahoma         16,888     13,987        400        76      17,288     14,063
  Pennsylvania         86         86      2,367     1,296       2,453      1,382
  Texas                27         27        662       654         689        681
  Virginia         17,817     17,817        100        34      17,917     17,851
  West Virginia    93,906     75,812     56,577    55,616     150,483    131,428
                ---------   --------    -------   -------   ---------  ---------
    Total         128,884    107,857     65,136    58,827     194,020    166,684
                =========   ========    =======   =======   =========  =========
Aggregate Total 1,371,392  1,100,112    799,327   516,618   2,170,719  1,616,730
                =========   ========    =======   =======   =========  =========

TOTAL NET ACREAGE BY AREA OF OPERATION

                                         At December 31, 1998
                            Developed         Undeveloped            Total
----------------------------------------------------------------------------
Appalachian Region            776,843            366,364           1,143,207
Western Region                267,944            100,176             368,120
Gulf Coast Region              55,325             50,078             105,403
                            ---------            -------           ---------
   Total                    1,100,112            516,618           1,616,730
                            =========            =======           =========

PRODUCTIVE WELL SUMMARY(1)

     The following table reflects the Company's ownership at December 31, 1998 in natural gas and oil wells in the Appalachian Region (consisting of various fields located in West Virginia, Pennsylvania, New York, Ohio, Virginia and Kentucky), in the Western Region (consisting of various fields located in Oklahoma, Kansas, Colorado and Wyoming), and in the Gulf Coast Region (consisting of various fields located in Louisiana and Texas).

                        Natural Gas              Oil               Total
                      Gross      Net       Gross      Net      Gross      Net
-------------------------------------------------------------------------------
Appalachian Region   3,006.0   2,821.5      21.0      9.6     3,027.0   2,831.1
Western Region       1,101.5     640.9      96.5     53.7     1,198.0     694.6
Gulf Coast Region      260.0     211.5     186.0     57.5       446.0     269.0
                     -------   -------     -----    -----     -------   -------
    Total            4,367.5   3,673.9     303.5    120.8     4,671.0   3,794.7
                     =======   =======     =====    =====     =======   =======

----------
(1) "Productive" wells are producing wells and wells capable of production in which the Company has a working interest.

DRILLING ACTIVITY

     The Company drilled, participated in the drilling of, or acquired wells presented in the table below for the periods indicated:

                                        Year Ended December 31,
                               1998                1997              1996
                          Gross     Net       Gross    Net      Gross     Net
-----------------------------------------------------------------------------
Appalachian Region:
  Development Wells
      Successful            77     69.4        82     73.7        86     82.6
      Dry                    6      4.8         5      5.0        12     12.0
  Extension Wells
      Successful             0      0.0         0      0.0         0      0.0
      Dry                    0      0.0         0      0.0         0      0.0
  Exploratory Wells
      Successful            18     11.0        25     11.8        15      5.9
      Dry                    8      5.0         8      6.3        10      5.2
                           ---     ----       ---     ----       ---    -----
          Total            109     90.2       120     96.8       123    105.7
                           ===     ====       ===     ====       ===    =====

Wells Acquired(1)            5      4.2         1     40.0        15     11.8

Wells in Progress at End
  of Period                  1      0.5         4      3.1         2      1.5

                                        Year Ended December 31,
                               1998                1997              1996
                          Gross     Net       Gross    Net      Gross     Net
-----------------------------------------------------------------------------
Western Region:
  Development Wells
      Successful            64     36.2        66     29.7        33     26.5
      Dry                    4      1.9         4      3.1        13      8.7
  Extension Wells
      Successful             5      2.2         9      8.6        13      8.4
      Dry                    1      0.9         2      1.0         1      1.9
  Exploratory Wells
      Successful             2      0.7         1      1.0         0      0.6
      Dry                    3      2.0         3      0.9         3      2.4
                            --     ----        --     ----        --     ----
          Total             79     43.9        85     44.3        63     48.5
                            ==     ====        ==     ====        ==     ====

Wells Acquired(1)           13      3.9        65     18.7        27     11.7

Wells in Progress at End
  of Period                  4      1.8         6      3.3         4      1.5

                                        Year Ended December 31,
                               1998                1997              1996
                          Gross     Net       Gross    Net      Gross     Net
-----------------------------------------------------------------------------
Gulf Coast Region:
  Development Wells
      Successful             9      4.0         7      3.5         7      4.2
      Dry                    0      0.0         1      0.6         1      0.6
  Extension Wells
      Successful             0      0.0         3      2.6         0      0.0
      Dry                    0      0.0         0      0.0         0      0.0
  Exploratory Wells
      Successful             7      4.6         5      1.6         1      0.6
      Dry                    1      1.0         4      2.0         1      0.0
                            --      ---        --     ----        --      ---
          Total             17      9.6        20     10.3        10      5.4
                            ==      ===        ==     ====        ==      ===

Wells Acquired(1)          219    204.2         0      0.0         1      0.6

Wells in Progress at End
  of Period                  5      4.2         0      0.0         0      0.0

----------
(1) Includes the acquisition of net interest in certain wells in 1998, 1997 and 1996 in which the Company already held an ownership interest.

COMPETITION

     Competition  in  the  Company's   primary   producing   areas  is  intense.
Competition is affected by price, contract terms, and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record. The Company believes that its extensive acreage position and existing natural gas gathering and pipeline systems and storage fields give it a competitive advantage over certain other producers in the Appalachian Region which do not have such systems or facilities in place. The Company believes that its competitive position in the Appalachian Region is enhanced by the lack of significant competition from major oil and gas companies. The Company also actively competes against other companies with substantially larger financial and other resources, particularly in the Western and Gulf Coast Regions. The Company believes that marketing its own gas through the operation of Cabot Oil & Gas Marketing Corporation enhances its competitive position.

OTHER BUSINESS MATTERS

MAJOR CUSTOMER

     The Company had no sales to any customer that exceeded 10% of the Company's total gross revenues in 1998 or 1997.

SEASONALITY

     Demand for natural gas has historically been seasonal, with peak demand and typically higher prices during the colder winter months.

REGULATION OF OIL AND NATURAL GAS PRODUCTION

     The Company's oil and gas production and transportation activities are subject to federal, state and local regulations. These regulations are not only statutory, but include rules and regulations issued by numerous governmental departments and agencies. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, the Company is unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. The Company, however, does not believe it is affected materially differently by these regulations than others in the industry.

EXPLORATION AND PRODUCTION

     The exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in a given field and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas the Company can produce from its wells, and to limit the number of wells or the locations at which the Company can drill.

NATURAL GAS MARKETING, GATHERING AND TRANSPORTATION

     Federal legislation and regulatory controls have historically affected the price of the natural gas produced by the Company and the manner in which such production is transported and marketed. Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales was substantially modified by the Natural Gas Policy Act, under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, including all sales by the Company of its own production. As a result, all of the Company's produced natural gas may now be sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation was not affected by the Decontrol Act.

     The Company's natural gas sales are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesaler marketers of gas to the primary role of gas transporters. All gas marketing by the pipelines was required to be divested to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, the interstate pipelines are now required to provide open and nondiscriminatory transportation and transportation-related services to all producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

     More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (i) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies, (ii) further development of rules governing the relationship of the pipelines with their marketing affiliates, (iii) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis, (iv) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market and (v) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. It remains to be seen what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business.

     As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. The Company believes these changes generally have improved the Company's access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. The Company cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on the Company's activities.

     In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. Thus, in addition to "first sale" deregulation, Congress also repealed incremental pricing requirements and gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the Company's sales of gas, cannot be predicted.

     The Company's pipeline systems and storage fields are regulated for safety compliance by the U.S. Department of Transportation, the West Virginia Public Service Commission, and the Pennsylvania Department of Natural Resources. The Company's pipeline systems in each state operate independently and are not interconnected.

ENVIRONMENTAL REGULATIONS

     General. The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various Company facilities. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations, with violations subject to fines, injunctions or both. Such government regulation can increase the cost of planning, designing, installing and operating oil and gas facilities. In most cases, the regulatory requirements impose water and air pollution control measures. Although the Company believes that compliance with environmental regulations will not have a material adverse effect on the Company, risks of substantial costs and liabilities related to environmental compliance issues are part of oil and gas production operations. No assurance can be given that significant costs and liabilities will not be incurred. Also, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas production would result in substantial costs and liabilities to the Company.

     Solid and Hazardous Waste. The Company currently owns or leases, and has in the past owned or leased, numerous properties used for the production of oil and gas for many years. Although the Company utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed of or released on or under the properties owned or leased by the Company. In addition, many of the properties were operated by third parties. The Company had no control over other parties' treatment of hydrocarbons or other solid wastes and the way such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

     The Company generates some wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency ("EPA") has limited the disposal options for certain "hazardous wastes." It is possible that certain wastes currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly disposal requirements.

     Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and any party that disposed of or arranged for the disposal of the hazardous substance found at a site. CERCLA also authorizes the EPA, and in some cases, third parties, to respond to threats to the public health or the environment. The EPA and third parties are also authorized to try to recover the costs of such action from the responsible parties. In the course of business, the Company has generated and will continue to generate wastes that may fall within CERCLA's definition of "hazardous substances." The Company may also be an owner of sites on which "hazardous substances" have been released. As a result, the Company may be responsible under CERCLA for all or part of the costs to clean up sites where such wastes have been disposed.

     Oil Pollution Act. The Oil Pollution Act of 1990 (the "OPA") and resulting regulations impose a variety of terms on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in "waters of the United States." The term "waters of the United States" has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages.

     Clean Water Act. The Federal Water Pollution Control Act ("FWPCA" or "Clean Water Act") and resulting regulations also govern discharge of certain contaminants to "waters of the United States." Sanctions for failure to comply strictly with the Clean Water Act requirements are generally resolved by payment of fines and correction of any identified deficiencies, but regulatory agencies could require the Company to cease construction or operation of certain sources of water discharges. The Company believes that it complies with the Clean Water Act and implementing federal and state regulations in all material respects.

     Air Emissions. The Company's operations are subject to local, state and federal laws and regulations to control emissions from sources of air pollution. Payment of fines and correction of any identified deficiencies generally resolve penalties for failure to comply strictly with air regulations or permits. Regulatory agencies could also require the Company to cease construction or operation of certain air emission sources. The Company believes that it substantially complies with the emission standards under local, state, and federal laws and regulations.

EMPLOYEES

     The Company had 365 active employees as of December 31, 1998. The Company believes that its relations with its employees are satisfactory. The Company has not entered into any collective bargaining agreements with its employees. In January 1999, the Company instituted a reorganization plan that resulted in a 6% reduction in the number of active employees.

OTHER

     The Company's profitability depends on certain factors that are beyond its control, such as natural gas and crude oil prices. The nature of the oil and gas business involves a variety of risks, including the risk of experiencing certain operating hazards such as fires, explosions, blowouts, cratering, oil spills, and encountering formations with abnormal pressures, the occurrence of any of which could result in substantial losses to the Company. The Company conducts operations in shallow offshore areas, which are subject to additional hazards of marine operations, such as capsizing, collision and damage from severe weather. The Company's operation of natural gas gathering and pipeline systems also involves certain risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The proximity of pipelines to populated areas, including residential areas, commercial business centers and industrial sites, could exacerbate such risks. At December 31, 1998, the Company owned or operated approximately 2,850 miles of natural gas gathering and transmission pipeline systems. As part of its normal maintenance program, the Company has identified certain segments of its pipelines which may require repair, replacement or additional maintenance. According to customary industry practices, the Company maintains insurance against some, but not all, of these risks.


ITEM 2. PROPERTIES

See Item 1. Business.


ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are defendants or parties in numerous lawsuits or other governmental proceedings arising in the ordinary course of business. The Company is also involved in various gas contract issues. In the opinion of the Company, final judgments or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could be significant to the results of operations and cash flows of any period but would not have a material adverse effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period from October 1, 1998 to December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows certain information about the executive officers of the Company as of March 1, 1999, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934, and certain other officers of the Company.

                                                                         Officer
       Name         Age                   Position                        Since
--------------------------------------------------------------------------------
Ray R. Seegmiller   63   President and Chief Executive Officer            1995
James M. Trimble    50   Senior Vice President                            1987
H. Baird Whitehead  48   Senior Vice President                            1987
J. Scott Arnold     45   Vice President, Land and
                             Associate General Counsel                    1998
Paul F. Boling      45   Vice President, Finance                          1996
Robert G. Drake     50   Vice President, Information Systems              1998
Abraham D. Garza    51   Vice President, Human Resources                  1998
Jeff W. Hutton      43   Vice President, Marketing                        1995
Lisa A. Machesney   43   Vice President, Managing Counsel and
                             Corporate Secretary                          1995
Scott C. Schroeder  36   Vice President and Treasurer                     1997
Michael B. Walen    50   Vice President and Regional Manager              1998
Henry C. Smyth      52   Controller                                       1998

     All officers are elected annually by the Company's Board of Directors. Except for the following, all executive officers of the Company have been employed by the Company for at least the last five years.

     Ray R. Seegmiller joined the Company as Vice President, Chief Financial Officer and Treasurer in August 1995. Mr. Seegmiller served in this position until March 1997 when he was promoted to Executive Vice President, Chief Operating Officer. In September 1997, Mr. Seegmiller was promoted to President and Chief Operating Officer and was elected as a Director. Mr. Seegmiller replaced Charles Siess as Chief Executive Officer upon the retirement of Mr. Siess in May 1998. From May 1988 until 1993, Mr. Seegmiller served as President and Chief Executive of Terry Petroleum Company. Prior to that, Mr. Seegmiller held various officer positions with Marathon Manufacturing Company.

     Abraham D. Garza  joined the  Company  in August  1995 as  Director,  Human
Resources. He was named to his current position as Vice President, Human Resources in May 1998. Prior to joining the Company, Mr. Garza served as Human Resources Director at Texfield, Inc., and in various management positions of increasing responsibility at Marathon Manufacturing Company.

     Scott C. Schroeder has been Vice President and Treasurer since April 1998. From May 1997 to that time he served as Treasurer. From October 1995 to May 1997, Mr. Schroeder served as Assistant Treasurer. Prior to joining the Company, Mr. Schroeder held various managerial positions with Pride Petroleum Services (now known as Pride International). Prior to that, Mr. Schroeder served as Manager, Treasury Operations and Planning of DeKalb Energy Company.

     Henry C. Smyth has been Controller of the Company since September 1998. From November 1996 to that time, he served as Manager of Business Analysis. From January 1996 to November 1996, Mr. Smyth acted in an analytical role evaluating business opportunities. From September 1994 to December 1995, Mr. Smyth served as Director of Internal Audit for the Company. Prior to that, Mr. Smyth was associated with Mark Resources Corporation, where he served in various positions including Vice President of Operations and Controller.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed and principally traded on the New York Stock Exchange under the ticker symbol "COG". The following table presents the high and low sales prices per share of the Common Stock during certain periods, as reported in the consolidated transaction reporting system. Cash dividends paid per share of the Common Stock are also shown:

                                             Cash
                      High         Low      Dividends
-----------------------------------------------------
1998
First Quarter       $22.63       $17.06      $0.04
Second Quarter       23.88        18.06       0.04
Third Quarter        20.44        12.75       0.04
Fourth Quarter       18.13        13.38       0.04

1997
First Quarter       $19.75       $15.88      $0.04
Second Quarter       18.88        15.50       0.04
Third Quarter        23.69        17.38       0.04
Fourth Quarter       25.06        16.50       0.04

     As of January 31, 1999, there were 1,267 registered holders of the Common Stock. Shareholders include individuals, brokers, nominees, custodians, trustees, and institutions such as banks, insurance companies and pension funds. Many of these hold large blocks of stock on behalf of other individuals or firms.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following table summarizes selected consolidated financial data for the Company for the periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes.

                                                       Year Ended December 31,
(In thousands, except per share amounts)    1998      1997      1996      1995      1994
-----------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Net Operating Revenues                 $159,606  $185,127  $163,061  $121,083  $140,295
  Income (Loss) from Operations            27,403    63,852    48,787  (116,758)   15,013
  Net Income (Loss) Applicable to
     Common Stockholders                    1,902    23,231    15,258   (92,171)   (5,444)

BASIC EARNINGS (LOSS) PER SHARE
  APPLICABLE TO COMMON STOCKHOLDERS(1)      $0.08     $1.00     $0.67    $(4.05)   $(0.25)

DIVIDENDS PER COMMON SHARE                  $0.16     $0.16     $0.16    $ 0.16    $ 0.16

BALANCE SHEET DATA:
  Properties and Equipment, Net          $629,908  $469,399  $480,511  $474,371  $634,934
  Total Assets                            704,160   541,805   561,341   528,155   688,352
  Long-Term Debt                          327,000   183,000   248,000   249,000   268,363
  Stockholders' Equity                    182,668   184,062   160,704   147,856   243,082

----------
(1) See "Earnings per Common Share" under Note 15 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations should be read in conjunction with 0the Consolidated Financial Statements and the accompanying Notes included elsewhere.

     The Company operates in one segment, natural gas and oil exploration and exploitation. In previous years, the Company operated as two regions: the Appalachian Region and the Western Region, which included the Anadarko, Rocky Mountains and Gulf Coast areas. Beginning in 1998, a third region was created with the formation of the Gulf Coast Region, leaving the Anadarko and Rocky Mountains areas in the Western Region. For purposes of the comparisons below, prior period results have been restated to conform to the new three-region structure.

OVERVIEW

     Despite the low commodity prices realized throughout the energy industry this year, the Company reported earnings of $0.08 per share, or $1.9 million. The decline in results from the record earnings and operating cash flow reported in 1997 was due largely to a $0.37 per Mcf decline in realized natural gas prices caused mainly by unseasonably warm temperatures for much of the United States in 1998. Operating results for 1998 included the following:

     o The average produced natural gas price was $2.16 per Mcf, down 15% compared to 1997, resulting in a $23.5 million decrease in produced natural gas revenue. Natural gas production was up 0.3 Bcf, or 0.4%, compared to 1997, resulting in a $0.7 million increase to revenue. In addition, the average realized oil price was $13.06 per Bbl, down 35% from 1997, resulting in a $4.5 million reduction to oil revenue. The volume of oil sales was up 76 Mbbls, resulting in an increase to oil revenue of $1.5 million from 1997.

     o Brokered natural gas margin increased $1.4 million as a result of an increase in volume of 9 Bcf.

     o In an effort to provide future growth opportunities, the Company increased its exploration spending by $5.7 million, or 41%, over 1997. The Company expanded its seismic program and added to its exploration staff. Higher dry hole cost also contributed to this increase.

     o In December 1998, the Company recognized a $0.9 million reorganization charge. The reorganization involved the reduction of employment levels by 6%, and is expected to result in future annual savings of $1.5 million. The 1998 income statement reflects the components of this charge in the line items that will show the benefit in future years. Direct operating expense related to the reorganization charge was $0.4 million, the exploration charge was $0.3 million, and $0.2 million was recognized in general and administrative.

     o In December 1998, the Company purchased producing oil and gas properties and other assets located in Southern Louisiana from Oryx Energy Company for $70.1 million (the "Southern Louisiana properties"). These Southern Louisiana properties include interests in ten fields covering 34,345 net acres with 68 producing wells. The acquisition also included a 3-D seismic inventory. Proved reserves acquired were approximately 72 Bcfe. Due to the timing of the purchase, the impact on 1998 production was not significant, adding
          11.5 Mmcfe to December's daily production rate. The Company plans to increase production by reworking certain non-producing wells, and commencing an exploratory and development drilling program.

     Operating cash flows were $87.2 million, down $7.8 million, or 8%, from 1997's record level. The significant reduction in commodity prices was the primary factor in the lower net cash flow level realized in 1998. Operating cash flows, in combination with the increase in borrowings from the revolving credit facility, funded the $223.2 million capital and expenditure program, including the $70.1 million acquisition of oil and gas properties located in Southern Louisiana from Oryx Energy Company in December 1998.

     The Company drilled 143.7 net wells with a net success rate of 89% compared to 151.4 net wells and a net 88% success rate in 1997. The Company replaced 112% of production through drilling additions and revisions, versus a 179% production replacement in 1997. Reserve replacement from all sources in 1998 was 253%, compared to 294% in 1997. In 1999, the Company plans to drill 29 gross wells (15.3 net) and spend $44.9 million in capital and exploration expenditures, down from 1998 spending in reaction to continued low energy commodity price expectations. Price volatility in the gas market remains prevalent as it has over the past few years and management cannot predict natural gas price levels for the remainder of 1999 and beyond. Consequently, the Company will adjust, when necessary, its 1999 spending plan in accordance with material changes in, among other things, realized natural gas prices and discretionary cash flows.

     Total equivalent production was 68.6 Bcfe, an increase of 1.3% over 1997. The Company's 1998 drilling program in the Gulf Coast Region experienced some mechanical failures resulting in redrills as well as drilling difficulties causing 1998 production to be 1.9 Bcfe lower than expected. Certain of these wells commenced production later than anticipated in 1998 or will come on line in 1999.

     The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. The unseasonably lower natural gas prices that were seen at the close of 1997 have remained soft through most of the 1998 winter period. Despite a spring that brought improved seasonal prices, the balance of 1998 saw prices well below those of the most recent preceding years. The unseasonably mild winter throughout much of the country has kept prices low into 1999.

     The Company remains focused on its strategies to grow through the drill bit, through acquisitions and through greater emphasis on marketing. Additionally, the Company will continue to capitalize on the opportunities its expanded exploration efforts have provided. The Company believes that these strategies remain appropriate in the current industry environment and establish a firm base that will enable the Company to create shareholder value over the long-term.

     The success of these strategies is measured by the achievement of three goals. The first of these goals is to increase cash flow from both increased production and reduced costs. Although 1998 production increased only slightly from 1997, the newly acquired Gulf Coast properties are expected to boost 1999 production by approximately 5 Bcfe. The benefits of the 1998 reorganization will help to lower costs in 1999 and beyond.

     The second goal is to maintain reserves per share while increasing production to protect long-term shareholder value. Excluding revisions, reserve additions from the 1998 drilling program replaced 146% of production.
Additionally, the Company acquired reserves during the year through asset purchases. Most significantly, the Company purchased approximately 72 Bcfe of proved reserves from Oryx Energy Company in December 1998. As a result, the total proved reserve levels increased in 1998 to 1.04 Tcfe, the highest level in the Company's history.

     Finally, the Company strives to reduce debt as a percentage of total capitalization ("debt-to-capital percentage") without diluting shareholder value. However, the acquisition of growth-oriented opportunities such as the December 1998 Southern Louisiana properties acquisition, along with the partial funding of the 1998 drilling program, increased the Company's debt, resulting in an increase in the debt-to-capital percentage from 51.9% in 1997 to 65.2% in 1998. While the debt-to-capital percentage has increased, the Company's debt to discretionary cash flow ratio is 3.7x compared to the reserve life index (14.2 years, calculated as year-end reserves divided by annual production). These debt to discretionary cash flow and reserve life index amounts have been normalized to exclude the impact of the Southern Louisiana properties acquisition since the $65.6 million of related debt incurred is disproportionate to the one month of discretionary cash flows from these acquired properties. Excluding the normalization, debt to discretionary cash flow is 4.6x and the reserve life ratio is 15.2. For a three-year comparison, refer to the table on page 24.

     The preceding paragraphs, discussing the Company's strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 28.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

     The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, unseasonably warm temperatures remained into the winter of 1998/1999, bringing with it the continuation of lower energy commodity prices. Natural gas prices were generally down in 1998 compared to 1997, resulting in lower operating cash flows than in the previous year.

     The primary sources of cash for the Company during 1998 were from funds generated from operations and increased borrowings on the revolving line of credit. Primary uses of cash were funds used in operations, exploration and development expenditures, acquisitions (including $70.1 million for the purchase of the Southern Louisiana properties from Oryx Energy Company), dividends on preferred and common stock and repayment of debt.

     The Company had a net cash inflow of $0.4 million in 1998. Net cash inflow from operating and financing activities totaled $222.5 million, funding the capital and exploration expenditures of $222.1 million, net of the $1.1 million in net proceeds from the sale of assets.

(In millions)                                        1998      1997      1996
------------------------------------------------------------------------------
Cash Flows Provided by Operating Activities         $  87.2   $ 95.0    $ 75.5

     Cash flows provided by operating activities in 1998 were $7.8 million lower than in 1997 due predominantly to lower natural gas and oil prices, partially offset by a significant increase in the accounts payable balance resulting mainly from higher fourth quarter drilling expenditures.

     Cash flows provided by operating activities in 1997 were substantially higher, increasing $19.5 million over 1996, due primarily to higher natural gas prices and production, and a significant reduction in trade receivables.

(In millions)                                        1998      1997      1996
------------------------------------------------------------------------------
Cash Flows Used by Investing Activities             $(222.1)  $(38.4)   $(67.6)

     Cash flows used by investing activities in 1998 were $183.7 million higher than in 1997 due primarily to the capital and exploration expenditures that increased $135.8 million over 1997, and in part to $47.7 million in net proceeds from the Meadville sale in 1997. These 1998 expenditures included (1) the $70.1 million purchase of the Southern Louisiana properties from Oryx Energy Company in December, (2) the $6.6 million spent as part of the joint exploration agreement with Union Pacific Resources Group, Inc. ("UPR"), and (3) the $12.0 million used to acquire 21.8 Bcfe of proved reserves in the Anadarko and Rocky Mountains areas of the Western Region.

     Cash flows used by investing activities in 1997 were $29.2 million lower than in 1996 due to net proceeds of $47.7 million received from the Meadville/Green River property transaction, partially offset by the expenses of the stronger 1997 drilling program.

(In millions)                                        1998      1997      1996
------------------------------------------------------------------------------
Cash Flows Provided (Used) by Financing Activities  $ 135.3   $(56.2)   $ (9.6)

     Cash flows provided by financing activities in 1998 were increases in borrowings on the revolving credit facility related to the 1998 drilling program and $83.6 million in property acquisitions. Financing activities in 1998 also included the payment of stock dividends and the purchase of treasury stock.

     Cash flows used by financing activities from 1997 consist primarily of the $49.0 million net reduction in borrowings on the revolving credit facility as well as dividend payments. The 1996 activity was mostly attributable to dividend payments, but also included a $1.0 reduction in debt under the credit facility.

     The Company's available credit line under the revolving credit facility was $235 million from June 1995 until November 1997. In November 1997, the Company issued $100 million in 7.19% Notes (See Note 5. of the Notes to the Consolidated Financial Statements for further discussion) and reduced the available credit line to $135 million. In December 1998, the revolving credit facility was increased to include five additional banks. The new agreement gives the Company the ability to borrow up to $250 million in addition to its other long-term debt. The Company's outstanding indebtedness under the revolving credit facility was $179 million at December 31, 1998.

     The available credit line is subject to adjustment on the basis of the projected present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks' petroleum engineer) and other assets. Accordingly, oil and gas prices are an important part of this computation. Oil and gas prices also effect the calculation of the financial ratios for debt covenant compliance. While the Company does not currently believe that its credit availability is likely to be significantly reduced, management cannot predict how current price levels may change the banks' long-term price outlook and, therefore, can give no assurance that the Company's available credit line will not be adversely impacted in 1999 or as to the amount of credit that will continue to be available under this facility. To reduce the impact of such a redetermination, the Company strives to manage its debt at a level below the available credit line in order to maintain excess borrowing capacity. At year end, this excess capacity totaled $57 million, or 14% of the total available credit line. See Note 5. Debt and Credit Agreements for further discussion.

     In the event that the available credit line is adjusted below the outstanding level of borrowings, the Company has a period of 180 days to reduce its outstanding debt to the adjusted credit line. The Revolving Credit Agreement also includes a requirement to pay down half of the debt in excess of the adjusted credit line within the first 90 days of such an adjustment.

     The Company's 1999 interest expense is projected to be approximately $27 million. A principal payment of $16 million on the 10.18% private placement of senior notes is due in the second quarter of 1999.

Capitalization information on the Company is as follows:

   (In millions)                         1998        1997        1996
   -------------------------------------------------------------------
   Long-Term Debt                       $327.0      $183.0      $248.0
   Current Portion of Long-Term Debt      16.0        16.0          --
                                        ------      ------      ------
       Total Debt                        343.0       199.0       248.0
                                        ------      ------      ------
   Stockholders' Equity
      Common Stock (net of Treasury)     126.0       127.4        69.4
      Preferred Stock                     56.7        56.7        91.3
                                        ------      ------      ------
          Total Equity                   182.7       184.1       160.7
                                        ------      ------      ------
   Total Capitalization                 $525.7      $383.1      $408.7
                                        ======      ======      ======
   Debt to Capitalization                 65.2%       51.9%       60.7%
                                        ------      ------      ------

The Company's debt, discretionary cash flow and reserve life index are comprised as follows:

     (In millions)                         1998        1997        1996
     -------------------------------------------------------------------
     Total Debt                           $343.0      $199.0      $248.0
     Discretionary Cash Flow ("DCF") (1)  $ 74.3      $ 98.4      $ 83.7
         Debt to DCF Coverage                3.7x(3)     2.0x        3.0x

     Reserve Life Index (in years) (2)      14.2(4)     13.9        15.2

     ----------

     (1)  Discretionary cash flow is defined as net income plus non-cash charges
          and  exploration  expense  less  preferred  dividends.   Excludes  net
          proceeds on property sales.

     (2)  Reserve life index is year-end reserves divided by annual production.

     (3) The Debt to DCF Coverage ratio was normalized to exclude the impact of the December 1998 Southern Louisiana properties acquisition since the ratio was disproportionately impacted by the full inclusion of the $65.6 million in related debt incurred compared to the one month of discretionary cash flows from these acquired properties. Before the normalization,Debt to DCF coverage is 4.6x.

     (4)  Amount  normalized  to exclude the reserves  purchased in the December
          1998  Southern  Louisiana  properties  acquisition.   Including  these
          reserves, the reserve life index is 15.2.

GAS PRICE SWAPS

     From time to time,  the  Company  enters into  natural gas swap  agreements
("price swaps"), a type of derivative instrument, with counterparties to hedge price risk associated with a portion of the Company's production. Under these price swaps, the Company receives a fixed price ("fixed price swaps") on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index, such as the Nymex gas futures. Notional quantities of natural gas are used in each price swap, since no physical exchange or delivery of natural gas is involved. During 1998 and 1997, the Company entered into no fixed price swaps to hedge natural gas prices on its production. In 1996, the prices received on fixed price swaps ranged from $1.02 to $2.54 per Mmbtu on total notional quantities of 17,600,000 Mmbtu, representing 27% of 1996 production.

     In addition, the Company uses price swaps to hedge the natural gas price risk on brokered transactions. Typically, the Company enters into contracts to broker natural gas at a variable price based on the market index price. However, in some circumstances, some of the Company's customers or suppliers request that a fixed price be stated in the contract. After entering into these fixed price contracts to meet the needs of its customers or suppliers, the Company may use price swaps to effectively convert these fixed price contracts to market-sensitive price contracts. These price swaps are held by the Company to their maturity and are not held for trading purposes. During 1998, the Company entered into price swaps with total notional quantities of 2,226,000 Mmbtu related to its brokered activities, representing less than 5% of the Company's total volume of brokered natural gas sold. A pre-tax loss of $0.3 million was recorded from these price swaps in 1998. In 1997 and 1996, these price swaps had total notional quantities of 1,416,000 Mmbtu and 1,002,000 Mmbtu related to brokered transactions, and represented approximately 4% and 3%, respectively, of the Company's total volume of brokered natural gas sold. At December 31, 1998, the Company had open price swaps with notional quantities of 1,730,000 Mmbtu and an unrealized loss of $0.2 million on these open contracts. See Note 11. Financial Instruments for further discussion.

     The Company is exposed to market risk on these open contracts to the extent of changes in market prices for natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the natural gas that is hedged.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the impact of the provisions from SFAS 133 on its financial position or operations.

     At December 31, 1998, the Company had entered into natural gas price swap contracts that remain open at year end as follows:

                                          Swap Purchases
                                    Volume in        Weighted Average
           Period                     MMBtu           Contract Price
        ------------------------------------------------------------
        Full Year 1999             1,280,000               $2.03
        1st Quarter 2000             450,000                2.13

YEAR 2000

     Many computer systems have been built using software that processes transactions using two digits to represent the year. This type of software will generally require modifications to function properly with dates after December 31, 1999. The same issue applies to microprocessors embedded in machinery and equipment, such as gas compressors and pipeline meters. The impact of failing to identify and correct this problem could be significant to the Company's ability to operate and report results, as well as potentially exposing the Company to third-party liability.

     The Company has begun making necessary modifications to its computer systems and embedded microprocessors in preparation for the Year 2000. These projects are on schedule and the Company believes that the total related costs will be approximately $2.1 million, funded by cash from operations or short-term borrowings, when completed in 1999. Of the total cost, $1.8 million is attributable to the purchase of new software and equipment which will be capitalized. The remaining $0.3 million is being expensed over 1998 and 1999, and will not have a material impact on the Company's financial position or operating results. Actual costs through 1998 were $0.6 million, $0.4 million of which has been capitalized and $0.2 million of which has been expensed.

     The Company has begun reviewing the compliance of field equipment including compressor stations, gas control systems and data logging equipment. Most equipment reviewed was found to be compliant, and, where necessary, microprocessor chip replacements are scheduled to be complete in the first quarter of 1999 at a cost less than $0.1 million.

     Additionally, the Company is in the process of contacting its significant customers and suppliers in order to determine the Company's exposure to their potential failure to become Year 2000 compliant. Although the Company is not aware of any Year 2000 compliance problems with any of its customers or suppliers, there can be no guarantee that the systems of these companies will operate without interruption in the new millennium.

     The Company has formed an internal committee to not only identify and respond to these issues, but also to develop a contingency plan in the event that a problem arises after the turn of the century. Management expects the contingency plan to be substantially complete by mid 1999. Additionally, the Company has engaged outside consultants to review the Company's plans and periodically update the status of the plan implementation. At this time, the Company does not anticipate that the arrival of the Year 2000 will materially impact its financial position or results of operations.

     The project costs and timetable for Year 2000 compliance are based on management's best estimates. In developing these estimates, assumptions were made regarding future events including, among other things, the availability of certain resources and the continued cooperation of the Company's customers and suppliers. Actual costs and timing may differ from management's estimates due to unexpected difficulties in obtaining trained personnel, locating and correcting relevant computer code and other factors.

CAPITAL AND EXPLORATION EXPENDITURES

     The following table lists capital and exploration expenditures for the three years ended December 31, 1998.

     (In millions)                           1998        1997        1996
     ---------------------------------------------------------------------
     Capital Expenditures:
         Drilling and Facilities            $ 99.0      $ 68.2      $ 42.7
         Leasehold Acquisitions               15.6         4.3         4.3
         Pipeline and Gathering                5.3         6.1         6.3
         Other                                 2.8         2.0         0.7
                                            ------      ------      ------
                                             122.7        80.6        54.0
                                            ------      ------      ------
     Proved Property Acquisitions             83.6 (3)    45.6 (2)     6.6
     WERCO Acquisition                        --          --          (5.3) (1)
                                            ------      ------      ------
                                              83.6        45.6         1.3
                                            ------      ------      ------
     Exploration Expenses                     19.6        13.9        12.6
                                            ------      ------      ------
        Total                               $225.9      $140.1      $ 67.9
                                            ======      ======      ======

----------
     (1) An adjustment to the $40.2 million non-cash component relating to deferred taxes for the difference between the tax and book bases of the acquired properties, as required by SFAS 109, "Accounting for Income Taxes", of the Washington Energy Resources Company ("WERCO") acquisition as a result of the $8.4 million valuation adjustment received in 1995.

     (2) Includes $45.2 million in oil and gas properties acquired from Equitable Resources Energy Company in a like-kind exchange transaction with a portion of the assets sold in the Meadville property sale.

     (3) Includes $70.1 million in oil and gas properties acquired from Oryx Energy Company in December 1998.

     The Company generally funds its capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations. The Company budgets such capital expenditures based upon projected cash flows, exclusive of acquisitions.

     Planned expenditures for 1999 have been reduced 68% compared with 1998, excluding proved property acquisitions. The Company intends to review and adjust the capital and exploration expenditures planned for 1999 as industry conditions dictate. Currently, the Company projects $44.9 million in capital and exploration expenditures for 1999, including $33.4 million for the drilling and exploration program. The Company plans to drill 29 wells (15.3 net), compared with 205 wells (143.7 net) drilled in 1998.

     In addition to the drilling and exploration program, other 1999 capital expenditures are planned primarily for lease acquisitions and for gathering and pipeline infrastructure maintenance and construction.

     During 1998, dividends were paid on the Company's Common Stock totaling $4.0 million and on the 6% convertible redeemable preferred stock totaling $3.4 million. The Company has paid quarterly Common Stock dividends of $0.04 per share since becoming publicly traded in 1990. The amount of future dividends is determined by the Board of Directors and is dependent upon a number of factors, including future earnings, financial condition, and capital requirements.

OTHER ISSUES AND CONTINGENCIES

     Corporate Income Tax. The Company generates tax credits for the production of certain qualified fuels, including natural gas produced from tight sands formations and Devonian Shale. The credit for natural gas from a tight sands formation ("tight gas sands") amounts to $0.52 per Mmbtu for natural gas sold prior to 2003 from qualified wells drilled in 1991 and 1992. A number of wells drilled in the Appalachian Region during 1991 and 1992 qualified for the tight gas sands tax credit. The credit for natural gas produced from Devonian Shale is approximately $1.07 per Mmbtu in 1998. In 1995 and 1996, the Company completed three transactions to monetize the value of these tax credits, resulting in revenues of $2.7 million in 1998 and approximately $11.1 million over the remaining four years. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

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

     Restrictive Covenants. The Company's ability to incur debt, to pay dividends on its common and preferred stock, and to make certain types of investments is subject to certain restrictive covenants in the Company's various debt instruments. Among other requirements, the Company's Revolving Credit Agreement and 7.19% Notes specify a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0. At December 31, 1998, the calculated ratio for 1998 was 5.4 to 1. In the unforeseen event that the Company fails to comply with these covenants, it may apply for a temporary waiver with the bank, which, if granted, would allow the Company a period of time to remedy the situation. See further discussion in Item 7. Capital Resources and Liquidity and Note 5. Debt and Credit Agreements.

CONCLUSION

     The Company's financial results depend upon many factors, particularly the price of natural gas and its ability to market its production on economically attractive terms. The realized natural gas sales price decreased 15% compared to 1997, while production volumes increased less than 1%. As a result, the Company experienced a lower level of earnings and operating cash flow than its record highs in 1997. Price volatility in the gas market has remained prevalent in the last few years, as demonstrated most recently in the first and last quarters of 1998 and the beginning of 1999, with monthly natural gas prices dropping to levels substantially below the prices of the corresponding months of the prior year. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the rest of 1999 and beyond. Because future cash flows and earnings are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its capital requirements if commodity prices should become substantially more depressed.

     While the Company's 1999 plans include approximately $45 million in capital spending, the Company will periodically assess industry conditions and will adjust its 1999 spending plan to ensure the adequate funding of its capital requirements, including, among other things, reductions in capital expenditures or common stock dividends.

     The Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its current capital requirements.

     The  preceding   paragraphs  contain   forward-looking   information.   See
Forward-Looking Information on the following page.

                                      * * *

FORWARD-LOOKING INFORMATION

     The statements regarding future financial performance and results and market prices and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in the Company's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS OF OPERATIONS

     For the purpose of reviewing the Company's results of operations, "Net Income" is defined as net income available to common stockholders.

SELECTED FINANCIAL AND OPERATING DATA

(In millions except wehre specified)        1998        1997        1996
-------------------------------------------------------------------------
Net Operating Revenues                     $159.6      $185.1      $163.1
Operating Expenses                          132.7       121.3       116.0
Interest Expense                             18.6        18.0        17.4
Net Income                                    1.9        23.2        15.3
Earnings Per Share - Basic                 $ 0.08      $ 1.00      $ 0.67
Earnings Per Share - Diluted               $ 0.08      $ 0.97      $ 0.66

Natural Gas Production (Bcf)
  Appalachia                                 22.7        25.3        26.8
  West                                       30.9        30.2        27.1
  Gulf Coast                                 10.6         8.4         4.9
                                           ------      ------      ------
  Total Company                              64.2        63.9        58.8
                                           ======      ======      ======

Produced Natural Gas Sales Price ($/Mcf)
  Appalachia                               $ 2.53      $ 3.00      $ 2.72
  West                                     $ 1.90      $ 2.14      $ 1.96
  Gulf Coast                               $ 2.15      $ 2.52      $ 2.34
  Total Company                            $ 2.16      $ 2.53      $ 2.34

Crude/Condensate
  Volume (Mbbl)                               650         574         520
  Price ($/Bbl)                            $13.06      $20.13      $21.14

1998 AND 1997 COMPARED

     Net Income and Revenues. The Company reported net income in 1998 of $1.9 million, or $0.08 per share, down $21.3 million, or $0.92 per share, compared to 1997. Net operating revenue of $159.6 million was down $25.5 million, or 14% from 1997. Natural gas sales of $138.9 million accounted for 87% of net operating revenue in 1998. The decrease in net operating revenue was a result of a 15% decline in realized natural gas prices and a 35% reduction in realized oil prices. Operating income and net income were similarly impacted by the decrease in energy commodity prices along with higher expenses attributable to the Company's increased exploration program.

     Natural gas production volumes were down 2.6 Bcf, or 10%, to 22.7 Bcf in the Appalachian Region due to the September 1997 sale of producing properties located in Northwest Pennsylvania (the "Meadville properties"). Natural gas production volumes in the Western Region were up 0.7 Bcf, or 2%, to 30.9 Bcf due to increases in Rocky Mountains area production. This increase was a result of both the 1997 purchase of oil and gas producing properties located in the Green River Basin of Wyoming (the "Green River properties") and new wells brought on line. In the Gulf Coast Region, natural gas production volumes were up 2.2 Bcf, or 26%, to 10.6 Bcf due to results of the 1997 and 1998 drilling programs and in part to the December 1998 purchase of the Southern Louisiana properties. While production increased over 1997 levels, the region did experience drilling delays and mechanical failures in a significant field that deferred production into 1999, but left the field's total reserves substantially unchanged.

     The average natural gas sales price decreased $0.47 per Mcf, or 16%, to $2.53 in the Appalachian Region, decreasing net operating revenues by approximately $10.7 million on 22.7 Bcf of production. In the Western Region, the average natural gas sales price decreased $0.24 per Mcf, or 11%, to $1.90, decreasing net operating revenues by $7.4 million on 30.9 Bcf of production. The average natural gas sales price in the Gulf Coast Region decreased $0.37 per Mcf, or 15%, to $2.15, reducing net operating revenue by $3.9 million on 10.6 Bcf of production. The overall weighted average natural gas production sales price decreased $0.37 per Mcf, or 15%, to $2.16.

     Crude oil and condensate sales increased by 76 Mbbl, or 13%, increasing revenue by $1.5 million over 1997. This increase was due to new production brought on line, combined with the December production of the newly acquired Southern Louisiana properties. However, the 1998 average crude oil price declined 35%, reducing oil revenue by $4.5 million.

     Brokered natural gas margin was up $1.4 million to $5.5 million due to a 26% volume increase over 1997, combined with a $0.01 per Mcf increase in the net margin to $0.13 per Mcf.

     Operating Expenses. Total operating expenses increased $11.3 million, or 9%, to $132.7 million. In December 1998, the Company recognized a $0.9 million reorganization charge designed to reduce future operating expenses. The reorganization charge was comprised of $0.4 million in direct operating expense, $0.3 million in exploration expense and $0.2 million in general and administrative expense. The reorganization reduced the number of Company employees by 6%. The significant changes in operating expenses are explained as follows:

     o Direct operations expense increased $0.9 million, or 3%, due primarily to the $0.4 million direct operations component of the reorganization charge in the fourth quarter and $0.5 million in higher workover costs incurred primarily in the Gulf Coast Region.

     o Exploration expense increased $5.7 million, or 41%, due to (1) a $1.5 million increase in geological and geophysical activity including seismic data purchases and consulting fees, (2) a $2.3 million increase in dry hole cost, resulting from the Company's expanded drilling efforts in the Gulf Coast where wells are generally drilled at higher costs, (3) a $1.4 million increase in exploration personnel-related expenses such as salaries, benefits, and relocation associated with the increase in the exploration program, and (4) $0.3 million for the exploration expense component of the reorganization that was expensed in December 1998.

     o Depreciation, depletion, amortization and impairment expense increased $2.1 million, or 5%, primarily due to the amortization of a lease option purchased in the second quarter of 1998 related to a joint venture with UPR in the Gulf Coast Region. Additionally, this expense increased in part due to higher units of production expense in connection with increased production.

     o General and administrative expense increased $2.2 million primarily due to (1) $0.5 million due to staffing increases in the third and fourth quarters of 1997, (2) $0.7 million for non-cash stock compensation for stock awards, (3) $0.5 million for certain executive retirement and severance packages accrued in 1998, (4) $0.3 million due to higher relocation and travel expenses, and (5) $0.2 million that was recorded for the general and administrative component of the reorganization in December 1998.

     Interest expense increased $0.6 million, or 4%, due to higher levels of debt outstanding on the revolving credit facility.

     Income tax expense was down $14.1 million due to the comparable decrease in earnings before income tax. Included in income tax expense is the interest charged by the Internal Revenue Service on a deferred tax gain related to the monetization of the Section 29 credits. This interest amount was $0.3 million in 1998 and $0.5 million in 1997.

1997 AND 1996 COMPARED

     Net Income and Revenues. The Company reported net income in 1997 of $23.2 million, or $1.00 per share, up $10.7 million, or $0.45 per share, compared to 1996, excluding the impact of an income tax refund. The $2.8 million income tax refund, or $0.12 per share, in 1996 related to a $1.8 million tax refund for percentage depletion claimed for certain periods prior to 1990 and $1.7 million of interest income ($1.0 million after tax) earned on the refund amount. Excluding these pre-tax effects of the income tax refund, 1997 operating income and net operating revenues increased $15.1 million and $22.1 million, respectively. Natural gas sales comprised 87%, or $161.7 million, of net operating revenue in 1997. The increase in net operating revenue was a result of both an 8% increase in the produced natural gas sales price and an 8.5% increase in equivalent production. Operating income and net income were similarly impacted by the increases in natural gas prices and equivalent production along with lower depreciation, depletion and amortization expense and interest expense.

     Effective September 1, 1997, the Company sold the Meadville properties for $92.9 million to Lomak Petroleum Incorporated (now known as Range Resources Corporation). The properties sold included 912 wells, producing approximately 15 Mmcfe net per day primarily from the Medina formation. A portion of these assets were replaced, in a like-kind exchange transaction, with the Green River properties purchased for $45.2 million in a transaction with Equitable Resources Energy Company which closed on October 3, 1997. The purchased properties added an estimated 72 Bcfe of reserves, interests in 63 wells with estimated daily net production of 10 Mmcfe and 74 potential drilling locations to the Western Region. This acquisition increased the Company's presence in the Rocky Mountains area by 46%.

     Natural gas production volumes were down 1.5 Bcf, or 6%, to 25.3 Bcf in the Appalachian Region as a result of the September sale of the Meadville properties which were estimated to have produced 1.7 Bcfe in 1997 after the sale. Natural gas production volumes were up 3.1Bcf, or 11%, to 30.2 Bcf in the Western Region due largely to new production from wells drilled and put on line in the Rocky Mountains area during the last half of 1996 and in 1997, and from the acquired Green River properties which produced 1.9 Bcfe. Natural gas production volumes were up 3.5 Bcf, or 71%, to 8.4 Bcf in the Gulf Coast Region due largely to new production from wells drilled and put on line during the last half of 1996 and in 1997.

     In the Appalachian Region, the average natural gas production sales price increased $0.28 per Mcf, or 10%, to $3.00, increasing net operating revenues by approximately $7.1 million on 25.3 Bcf of production. The average Western Region natural gas production sales price increased $0.18 per Mcf, or 9%, to $2.14, increasing net operating revenues by approximately $5.4 million on 30.2 Bcf of production. In the Gulf Coast Region, the average natural gas production sales price increased $0.18 per Mcf, or 8%, to $2.52, increasing net operating revenues by approximately $1.5 million on 8.4 Bcf of production. The overall weighted average natural gas production sales price increased $0.19 per Mcf, or 8%, to $2.53.

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

     Operating Expenses. The total operating expenses increased $5.3 million, or 5%, to $77.9 million. The significant changes are explained as follows:

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

     o Depreciation, depletion, amortization and impairment expense decreased $1.9 million, or 4%, due to the benefit of the Meadville/Green River like-kind exchange transaction in the third quarter and due to the decline in the Western Region DD&A rate related to the addition of new lower cost production to existing fields.

     o Taxes other than income increased $2.0 million, or 16%, due to the increase in natural gas production revenues.

     o General and administrative expense increased $2.9 million, or 17%, due primarily to higher incentive and stock compensation expenses related to the Company's marked improvement in earnings performance.

     Interest expense, excluding the 1996 income tax refund, declined $1.1 million, or 6%, due to a reduction in the Company's long-term debt level.

     Income tax expense, excluding the $2.8 million refund, was up $5.2 million due to the comparable increase in earnings before income tax. The Company's effective tax rate declined slightly due to a 0.2% reduction in the effective state tax rate combined with a $0.2 million refund received on the prior year percentage depletion claim.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
---------------------------------------------------------------
Report of Independent Accountants                           33

Consolidated Statement of Operations                        34

Consolidated Balance Sheet                                  35

Consolidated Statement of Cash Flows                        36

Consolidated Statement of Stockholders' Equity              37

Notes to Consolidated Financial Statements                  38

Supplemental Oil & Gas Information (Unaudited)              56

Quarterly Financial Information (Unaudited)                 58

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



                                           Ray Seegmiller
                                           President and Chief Executive Officer


March 3, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CABOT OIL & GAS CORPORATION:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cabot Oil & Gas Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                   PricewaterhouseCoopers LLP

Houston, Texas
February 26, 1999

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                                  Year Ended December 31,
(In thousands, except per share amounts)     1998          1997          1996
-------------------------------------------------------------------------------
NET OPERATING REVENUES
  Natural Gas Production                   $138,903      $161,737      $137,482
  Crude Oil and Condensate                    8,486        11,443        10,992
  Brokered Natural Gas Margin                 5,547         4,113         5,619
  Other                                       6,670         7,834         8,968
                                           --------      --------      --------
                                            159,606       185,127       163,061
OPERATING EXPENSES
  Direct Operations                          30,250        29,380        28,361
  Exploration                                19,564        13,884        12,559
  Depreciation, Depletion and Amortization   41,186        40,598        42,689
  Impairment of Unproved Properties           4,402         2,856         2,701
  General and Administrative                 21,950        19,744        16,823
  Taxes Other Than Income                    15,324        14,874        12,826
                                           --------      --------      --------
                                            132,676       121,336       115,959
Gain on Sale of Assets                          473            61         1,685
                                           --------      --------      --------
INCOME FROM OPERATIONS                       27,403        63,852        48,787
Interest Expense                             18,598        17,961        17,409
                                           --------      --------      --------
Income Before Income Tax Expense              8,805        45,891        31,378
Income Tax Expense                            3,501        17,557        10,554
                                           --------      --------      --------
NET INCOME                                    5,304        28,334        20,824
Dividend Requirement on Preferred Stock       3,402         5,103         5,566
                                           --------      --------      --------
Net Income Available to
  Common Stockholders                      $  1,902      $ 23,231      $ 15,258
                                           ========      ========      ========
Basic Earnings per Share Available
  to Common Stockholders                   $   0.08      $   1.00      $   0.67
                                           ========      ========      ========
Diluted Earnings per Share Available
  to Common Stockholders                   $   0.08      $   0.97      $   0.66
                                           ========      ========      ========
Average Common Shares Outstanding            24,733        23,272        22,807
                                           ========      ========      ========

----------
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEET

                                                               December 31,
(In thousands)                                              1998         1997
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                               $  2,200     $  1,784
  Accounts Receivable                                       55,799       59,672
  Inventories                                                9,312        6,875
  Other                                                      3,804        2,202
                                                          --------     --------
    Total Current Assets                                    71,115       70,533
PROPERTIES AND EQUIPMENT (Successful Efforts Method)       629,908      469,399
OTHER ASSETS                                                 3,137        1,873
                                                          --------     --------
                                                          $704,160     $541,805
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current Portion of Long-Term Debt                        $ 16,000     $ 16,000
 Accounts Payable                                           66,628       52,348
 Accrued Liabilities                                        16,406       17,524
                                                          --------     --------
    Total Current Liabilities                               99,034       85,872
LONG-TERM DEBT                                             327,000      183,000
DEFERRED INCOME TAXES                                       85,952       80,108
OTHER LIABILITIES                                            9,506        8,763
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred Stock:
    Authorized -- 5,000,000 Shares of $0.10 Par Value
    -- 6% Convertible Redeemable Preferred; $50
    Stated Value; 1,134,000 Shares Outstanding in
    1998 and 1997                                             113          113
 Common Stock:
   Authorized -- 40,000,000 Shares of $0.10 Par Value
   Issued and Outstanding -- 24,959,897 Shares and
   24,667,262 Shares at December 31, 1998 and 1997,
   respectively                                              2,496        2,467
 Class B Common Stock:
   Authorized -- 800,000 Shares of $0.10 Par Value
   No Shares Issued                                             --           --
 Additional Paid-in Capital                                252,073      247,033
 Accumulated Deficit                                       (67,630)     (65,551)
 Less Treasury Stock, at cost:
   302,600 Shares in 1998, No Shares in 1997                (4,384)          --
                                                          --------     --------
Total Stockholders' Equity                                 182,668      184,062
                                                          --------     --------
                                                          $704,160     $541,805
                                                          ========     ========

----------
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year Ended December 31,
(In thousands)                                      1998       1997       1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                    $  5,304   $ 28,334   $ 20,824
   Adjustments to Reconcile Net Income
     to Cash Provided by Operations:
       Depletion, Depreciation and Amortization    41,186     40,598     42,689
       Impairment of Long-Lived Assets                 --         --         --
       Impairment of Unproved Properties            4,402      2,856      2,701
       Deferred Income Tax Expense                  5,844     10,681     12,017
       Gain on Sale of Assets                        (473)       (61)    (1,685)
       Exploration Expense                         19,564     13,884     12,559
       Other                                        1,834      1,419        176
   Changes in Assets and Liabilities:
       Accounts Receivable                          3,873      8,137    (25,796)
       Inventories                                 (2,437)     1,922     (3,201)
       Other Current Assets                        (1,602)      (539)        46
       Other Assets                                (1,264)      (680)       243
       Accounts Payable and Accrued Liabilities    10,263    (10,541)    11,199
       Other Liabilities                              743       (970)     3,713
                                                 --------   --------   --------
   Net Cash Provided by Operations                 87,237     95,040     75,485
                                                 --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures                          (203,632)   (73,476)   (60,719)
   Proceeds from Sale of Assets                     1,054     48,916      5,725
   Exploration Expense                            (19,564)   (13,884)   (12,559)
                                                 --------   --------   --------
   Net Cash Used by Investing                    (222,142)   (38,444)   (67,553)
                                                 --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Debt                               217,000     11,000      6,000
   Decrease in Debt                               (73,000)   (60,000)    (7,000)
   Exercise of Stock Options                        3,589      2,197        613
   Treasury Stock Purchases                        (4,384)        --         --
   Preferred Dividends Paid                        (3,402)    (5,644)    (5,566)
   Common Dividends Paid                           (3,974)    (3,732)    (3,649)
   Increase in Debt Issuance Cost and Other          (508)        --          8
                                                 --------   --------   --------
   Net Cash Provided/(Used) by Financing          135,321    (56,179)    (9,594)
                                                 --------   --------   --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                    416        417     (1,662)
Cash and Cash Equivalents, Beginning of Year        1,784      1,367      3,029
                                                 --------   --------   --------
Cash and Cash Equivalents, End of Year           $  2,200   $  1,784   $  1,367
                                                 ========   ========   ========

----------
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       Retained
                               Common  Preferred  Treasury  Paid-In    Earnings
(In thousands)                  Stock    Stock      Stock   Capital    (Deficit)   Total
-----------------------------------------------------------------------------------------
Balance at December 31, 1995    $2,278   $183              $242,058   $(96,663)  $147,856
                                ---------------------------------------------------------
Net Income                                                              20,824     20,824
Exercise of Stock Options            6                          607                   613
Preferred Stock Dividends                                               (5,566)    (5,566)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,649)    (3,649)
Stock Grant Vesting                                             618                   618
Other                                                                        8          8
                                ---------------------------------------------------------
Balance at December 31, 1996    $2,284   $183              $243,283   $(85,046)  $160,704
                                =========================================================
Net Income                                                              28,334     28,334
Exercise of Stock Options           14                        2,183                 2,197
Preferred Stock Dividends                                               (5,103)    (5,103)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,732)    (3,732)
Stock Grant Vesting                                           1,662                 1,662
Conversion of $3.125 Preferred
   Stock to Common Stock           165    (70)                  (95)                    0
Other                                4                                      (4)         0
                                ---------------------------------------------------------
Balance at December 31, 1997    $2,467   $113              $247,033   $(65,551)  $184,062
                                =========================================================
Net Income                                                               5,304      5,304
Exercise of Stock Options           21                        3,568                 3,589
Preferred Stock Dividends                                               (3,402)    (3,402)
Common Stock Dividends
   at $0.16 Per Share                                                   (3,974)    (3,974)
Stock Grant Vesting                  8                        1,472                 1,480
Treasury Stock Repurchase                        $(4,384)                          (4,384)
Other                                                                       (7)        (7)
                                ---------------------------------------------------------
Balance at December 31, 1998    $2,496   $113    $(4,384)  $252,073   $(67,630)  $182,668
                                =========================================================

----------
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     Cabot Oil & Gas Corporation and its subsidiaries (the "Company") are engaged in the exploration, development, production and marketing of natural gas and, to a lesser extent, crude oil and natural gas liquids. The Company also transports, stores, gathers and purchases natural gas for resale. The Company operates in one segment, natural gas and oil exploration and exploitation.

     The consolidated financial statements contain the accounts of the Company after eliminating all significant intercompany balances and transactions.

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

PROPERTIES AND EQUIPMENT

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves, are capitalized.

     The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or a review of all fields each year.

     Capitalized costs of proved oil and gas properties, after considering estimated dismantlement, restoration and abandonment costs, net of estimated salvage values, are depreciated and depleted on a field basis by the unit-of-production method using proved developed reserves. The costs of unproved oil and gas properties are generally combined and amortized over a period that is based on the average holding period for such properties and the Company's experience of successful drilling. Properties related to gathering and pipeline systems and equipment are depreciated using the straight-line method based on estimated useful lives ranging from 10 to 25 years. Certain other assets are also depreciated on a straight-line basis.

     Future estimated plug and abandonment cost is accrued over the productive life of the oil and gas properties on a units of production basis. The accrued liability for plug and abandonment cost is included in accumulated depreciation, depletion and amortization.

     Costs of retired, sold or abandoned properties, which make up a part of an amortization base, are charged to accumulated depreciation, depletion and amortization. Accordingly, a gain or loss, if any, is recognized only when a group of proved properties (or field), that make up the amortization base, has been retired, abandoned or sold.

REVENUE RECOGNITION AND GAS IMBALANCES

     The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. A natural gas imbalance liability is recorded in other liabilities in the consolidated balance sheet if the Company's excess takes of natural gas exceed its estimated remaining recoverable reserves for these properties.

INCOME TAXES

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

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

ACCOUNTS PAYABLE

     This account includes credit balances to the extent that checks issued have not been presented to the Company's bank for payment. These credit balances included in accounts payable were approximately $9.1 million and $5.5 million at December 31, 1998 and 1997, respectively.

RISK MANAGEMENT ACTIVITIES

     From time to time, the Company enters into derivative contracts, such as natural gas price swaps, as a hedging strategy to manage commodity price risk associated with its inventories, production or other contractual commitments. Gains or losses on these hedging activities are generally recognized over the period that the inventory, production or other underlying commitment is hedged as on offset to the specific hedged item. The cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period that the underlying production or other contractual commitment is delivered. Unrealized gains or losses associated with any derivative contracts not considered a hedge are recognized currently in the results of operations.

     A derivative instrument qualifies as a hedge if: (1) the item to be hedged exposes the Company to price risk; (2) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (3) at the inception of the hedge and throughout the hedge period there is a high correlation of the changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

     When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on the sale or settlement of the underlying item. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized currently in the results of operations to the extent the market value changes in the derivative have not been offset by the effects of the price changes on the hedged item since the inception of the hedge. See Note 11. Financial Instruments for further discussion.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS
133. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the impact of the provisions from SFAS 133 on its financial position or operations.

CASH EQUIVALENTS

     The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At December 31, 1998 and 1997, the majority of cash and cash equivalents is concentrated in one financial institution. The Company periodically assesses the financial condition of the institution and believes that any possible credit risk is minimal.

USE OF ESTIMATES

     Preparing financial statements that conform with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant financial estimates are based on the remaining proved oil and gas reserves (see Supplemental Oil and Gas Information). Actual results could differ from those estimates.

2. PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                  December 31,
(In thousands)                               1998              1997
--------------------------------------------------------------------
Proved Oil and Gas Properties              $  921,463       $744,381
Unproved Oil and Gas Properties                42,426         24,618
Gathering and Pipeline Systems                121,999        116,360
Land, Building and Improvements                 4,200          3,896
Other                                          20,468         17,525
                                           ----------       --------
                                            1,110,556        906,780
Accumulated Depreciation,
  Depletion and Amortization                 (480,648)      (437,381)
                                           ----------       --------
                                           $  629,908       $469,399
                                           ==========       ========

     As a component of accumulated depreciation, depletion and amortization, total future plug and abandonment cost, accrued on a units of production basis, was $11.6 million and $13.1 million at December 31, 1998 and 1997, respectively. The Company believes that this accrual method adequately provides for its estimated future plug and abandonment cost over the reserve life of the oil and gas properties.

3. ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                         December 31,
(In thousands)                                       1998            1997
--------------------------------------------------------------------------
Accounts Receivable
  Trade Accounts                                   $41,397         $49,315
  Joint Interest Accounts                            6,712           4,843
  Insurance Recoveries                               5,539           3,043
  Current Income Tax Receivable                        502           1,291
  Other Accounts                                     2,123           1,719
                                                   -------         -------
                                                    56,273          60,211
  Allowance for Doubtful Accounts                     (474)           (539)
                                                   -------         -------
                                                   $55,799         $59,672
                                                   =======         =======
Accounts Payable
  Trade Accounts                                   $13,229         $ 6,209
  Natural Gas Purchases                             17,031          12,120
  Wellhead Gas Imbalances                            1,945           1,871
  Royalty and Other Owners                           8,987          11,995
  Capital Costs                                     20,165          12,936
  Dividends Payable                                    851             851
  Taxes Other Than Income                            1,017           1,478
  Drilling Advances                                    900           2,333
  Other Accounts                                     2,503           2,555
                                                   -------         -------
                                                   $66,628         $52,348
                                                   =======         =======
Accrued Liabilities
  Employee Benefits                                $ 4,479         $ 6,067
  Taxes Other Than Income                            7,357           8,314
  Interest Payable                                   2,406           2,147
  Other Accrued                                      2,164             996
                                                   -------         -------
                                                   $16,406         $17,524
                                                   =======         =======
Other Liabilities
  Postretirement Benefits Other Than Pension       $   316         $   992
  Accrued Pension Cost                               4,941           3,742
  Taxes Other Than Income and Other                  4,249           4,029
                                                   -------         -------
                                                   $ 9,506         $ 8,763
                                                   =======         =======

4. INVENTORIES

     Inventories are comprised of the following:

                                                         December 31,
(In thousands)                                     1998            1997
--------------------------------------------------------------------------
Natural Gas in Storage                             $ 7,524         $ 6,322
Tubular Goods and Well Equipment                     1,714           1,663
Pipeline Exchange Balances                              74          (1,110)
                                                   -------         -------
                                                   $ 9,312         $ 6,875
                                                   =======         =======

5. DEBT AND CREDIT AGREEMENTS

10.18% NOTES

     In May 1990, the Company issued an aggregate principal amount of $80 million of its 12-year 10.18% Notes (the "10.18% Notes") to a group of nine institutional investors in a private placement offering. The 10.18% Notes require five annual $16 million principal payments each May starting in 1998. The payment due in May 1999, classified as "Current Portion of Long-Term Debt", is a current liability on the Company's Consolidated Balance Sheet. The Company may prepay all or any portion of the debt at any time with a prepayment penalty. The 10.18% Notes contain restrictions on the merger of the Company or any subsidiary with a third party except under certain limited conditions. There are also various other restrictive covenants customarily found in such debt instruments, including a restriction on the payment of dividends and a required asset coverage ratio (present value of proved reserves to debt and other liabilities) that must be at least 1.5 to 1.0.

7.19% NOTES

     In November 1997, the Company issued an aggregate principal amount of $100 million of its 12-year 7.19% Notes (the "7.19% Notes") to a group of six institutional investors in a private placement offering. The 7.19% Notes require five annual $20 million principal payments starting in November 2005. The Company may prepay all or any portion of the indebtedness on any date with a prepayment penalty. The 7.19% Notes contain restrictions on the merger of the Company or any subsidiary with a third party other than under certain limited conditions. There are also various other restrictive covenants customarily found in such debt instruments, including a required asset coverage ratio (present value of proved reserves to debt and other liabilities) that must be at least
1.5 to 1.0; and a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.

REVOLVING CREDIT AGREEMENT

     In November 1998, the Company  replaced its $135 million  Revolving  Credit
Agreement  that  utilized  five banks with a new $250 million  Revolving  Credit
Agreement (the "Credit Facility") with ten banks. The term of the credit facility is five years and expires on December 17, 2003. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. While the Company does not expect a change in the available credit line, in the event that it is adjusted below the outstanding level of borrowings, the Company has a period of 180 days to reduce its outstanding debt to the adjusted credit line. The Revolving Credit Agreement also includes a requirement to pay down half of the debt in excess of the adjusted credit line within the first 90 days of such an adjustment. Interest rates are principally based on a reference rate of either the rate for certificates of deposit ("CD rate") or LIBOR, plus a margin, or the prime rate. For CD rate and LIBOR borrowings, interest rates are subject to increase if the indebtedness under the Credit Facility is either greater than 60% or 80% of the Company's debt limit of $400 million, as shown below.

                                           Debt Percentage
                         Lower than 60%       60% - 80%      Higher than 80%
----------------------------------------------------------------------------
LIBOR margin                0.750%               1.00%            1.250%
CD margin                   0.875%              1.125%            1.375%
Commitment fee rate         0.250%             0.3750%           0.3750%

     The Credit Facility provides for a commitment fee on the unused available balance at an annual rate 1/4 of 1% and 3/8 of 1% depending on the level of indebtedness as indicated above. The Company's effective interest rates for the Credit Facility in the years ended December 31, 1998, 1997 and 1996 were 6.8%, 6.6% and 6.6%, respectively. The Credit Facility contains various customary restrictions, including (i) prohibiting the merger of the Company or any subsidiary with a third party except under certain limited conditions, (ii) prohibiting the sale of all or substantially all of the Company's or any subsidiary's assets to a third party, and (iii) requiring a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.

6. EMPLOYEE BENEFIT PLANS

PENSION PLAN

     The Company has a non-contributory, defined benefit pension plan for all full-time employees. Plan benefits are based primarily on years of service and salary level near retirement. Plan assets are mainly fixed income investments and equity securities. The Company complies with the Employee Retirement Income Security Act of 1974 and Internal Revenue Code limitations when funding the plan.

     The Company has a non-qualified equalization plan to ensure payments to certain executive officers of amounts to which they are already entitled under the provisions of the pension plan, but which are subject to limitations imposed by federal tax laws. This plan is unfunded.

     Net periodic pension cost of the Company for the years ended December 31, 1998, 1997 and 1996 are comprised of the following:

(In thousands)                               1998        1997        1996
--------------------------------------------------------------------------
Qualified:
  Current Year Service Cost                 $  853      $  753      $  737
  Interest Accrued on Pension Obligation       945         810         744
  Actual Return on Plan Assets              (1,434)     (1,129)       (948)
  Net Amortization and Deferral                706         491         448
  Recognized Gain                              (20)         --          --
                                            ------      ------      ------
  Net Periodic Pension Cost                 $1,050      $  925      $  981
                                            ======      ======      ======
Non-Qualified:
  Current Year Service Cost                 $   81      $   28      $   90
  Interest Accrued on Pension Obligation        45           6           6
  Net Amortization                              54          27          34
  Recognized Loss                               20          --          --
  Settlement Charge                            213          --          --
                                            ------      ------      ------
  Net Periodic Pension Cost                 $  413      $   61      $  130
                                            ======      ======      ======

     The following table illustrates the funded status of the Company's pension plans at December 31, 1998 and 1997, respectively:

                                            1998                    1997
                                                  Non-                    Non-
(In thousands)                      Qualified  Qualified    Qualified  Qualified
--------------------------------------------------------------------------------
Actuarial Present Value of:
  Accumulated Benefit Obligation     $10,552      $438       $ 8,669      $363

  Projected Benefit Obligation       $15,491      $959       $12,772      $668
  Plan Assets at Fair Value           10,344        --         8,890        --
                                     -------      ----       -------      ----
  Projected Benefit Obligation in
    Excess of Plan Assets              5,147       959         3,882       668
  Unrecognized Net Gain (Loss)           657      (537)        1,527      (436)
  Unrecognized Prior Service Cost       (774)     (784)         (862)     (349)
  Adjustment to Recognize Minimum
    Liability                             --       801            --       480
                                     -------      ----       -------      ----
   Accrued Pension Cost              $ 5,030      $439       $ 4,547      $363
                                     =======      ====       =======      ====

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). The Company has adopted this statement effective December 31, 1998. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits as contained below. This is a presentation requirement only and does not have an effect on the financial position or operating results of the Company.

     The change in the combined projected benefit obligation of the Company's qualified and non-qualified pension plans during the last three years is explained as follows:

(In thousands)                                     1998       1997       1996
------------------------------------------------------------------------------
Beginning of Year                                $13,441    $11,041    $10,153
Service Cost                                         935        781        827
Interest Cost                                        990        817        750
Plan Amendments                                      488          -          -
Actuarial Loss (Gain)                              1,803      1,192       (256)
Benefits Paid                                     (1,208)      (390)      (433)
                                                 -------    -------    -------
End of Year                                      $16,449    $13,441    $11,041
                                                 =======    =======    =======

     The change in the combined plan assets at fair value of the Company's qualified and non-qualified pension plans during the last three years is explained as follows:

(In thousands)                                     1998       1997       1996
------------------------------------------------------------------------------
Beginning of Year                                $ 8,890    $ 7,074    $ 6,417
Actual Return on Plan Assets                       1,608      1,305      1,113
Employer Contribution                              1,227      1,077        142
Benefits Paid                                     (1,208)      (390)      (433)
Expenses Paid                                       (173)      (176)      (165)
                                                 -------    -------    -------
End of Year                                      $10,344    $ 8,890    $ 7,074
                                                 =======    =======    =======

     The reconciliation of the combined funded status of the Company's qualified and non-qualified pension plans at the end of the last three years is explained as follows:

(In thousands)                                     1998       1997       1996
------------------------------------------------------------------------------
Funded Status                                    $ 6,105    $ 4,550    $ 3,967
Unrecognized Gain                                    121      1,091      1,890
Unrecognized Prior Service Cost                   (1,558)    (1,211)    (1,336)
                                                 -------    -------    -------
Net Amount Recognized                            $ 4,668    $ 4,430    $ 4,521
                                                 =======    =======    =======

Accrued Benefit Liability - Qualified Plan       $ 5,030    $ 4,547    $ 4,686
Accrued Benefit Liability - Non-Qualified Plan       439        363         81
Intangible Asset                                    (801)      (480)      (246)
                                                 -------    -------    -------
Net Amount Recognized                            $ 4,668    $ 4,430    $ 4,521
                                                 =======    =======    =======

     Assumptions used to determine benefit obligations and pension costs are as follows:

                                                   1998        1997       1996
-------------------------------------------------------------------------------
Discount Rate                                      7.00%(1)    7.50%      7.50%
Rate of Increase in Compensation Levels            4.00%       4.50%      4.50%
Long-Term Rate of Return on Plan Assets            9.00%       9.00%      9.00%

----------

(1) Represents the rate used to determine the benefit obligation. A 7.5% discount rate was used to compute pension costs.

SAVINGS INVESTMENT PLAN

     The Company has a Savings Investment Plan (the "SIP") which is a defined contribution plan. The Company matches a portion of employees' contributions. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $0.8 million, $0.6 million and $0.6 million in 1998, 1997 and 1996, respectively. The Company's Common Stock is an investment option within the SIP.

DEFERRED COMPENSATION PLAN

     In 1998, the Company established a deferred compensation plan. This plan is available to officers of the Company and acts as a supplement to the savings investment plan. The Company matches a portion of the employee's contribution and those assets are invested in instruments selected by the employee. Unlike the SIP, the deferred compensation plan does not have dollar limits on tax deferred contributions. However, the assets of this plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. At December 31, 1998, the balance in deferred compensation plan's rabbi trust was $0.9 million.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees, including their spouses, eligible dependents and surviving spouses ("retirees"). Most employees become eligible for these benefits if they meet certain age and service requirements at retirement. The Company was providing postretirement benefits to 251 retirees and 259 retirees at the end of 1998 and 1997, respectively.

     When the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", in 1992, it began amortizing the $16.9 million accumulated postretirement benefit (the "Transition Obligation") over a period of 20 years.

     The amortization benefit of the unrecognized Transition Obligation in 1998, 1997 and 1996, presented in the table below, is due to a cost-cutting amendment to the postretirement medical benefits in 1993. The amendment prospectively reduced the unrecognized Transition Obligation by $9.8 million and was amortized over a 5.75 year period beginning in 1993 and ending in 1998.

     Postretirement benefit costs recognized in the years ended December 31, 1998, 1997 and 1996 are as follows:

(In thousands)                                        1998     1997     1996
--------------------------------------------------------------------------------
Service Cost of Benefits Earned During the Year      $ 190    $ 168    $  99
Interest Cost on the Accumulated Postretirement
   Benefit Obligation                                  525      519      522
Amortization Benefit of the Unrecognized Gain         (165)    (181)    (163)
Amortization Benefit of the Unrecognized
   Transition Obligation                              (435)    (808)    (807)
                                                     -----    -----    -----
Total Postretirement Benefit Cost (Benefit)          $ 115    $(302)   $(349)
                                                     =====    =====    =====

     The health care cost trend rate used to measure the expected cost in 1998 for medical benefits to retirees over age 65 was 8.1%, graded down to a trend rate of 0% in 2001. The health care cost trend rate used to measure the expected cost in 1998 for retirees under age 65 was 8.2%, graded down to a trend rate of 0% in 2001. Provisions of the plan should prevent further increases in employer cost after 2001.

     The weighted average discount rate used to determine the actuarial present value of the benefit obligation was 7.0% at December 31, 1998 and 7.5% at December 31, 1997.

     A one-percentage-point increase in health care cost trend rates for future periods would increase the accumulated net postretirement benefit obligation by approximately $105 thousand and, accordingly, the total postretirement benefit cost recognized in 1998 would have also increased by approximately $12 thousand. Similarly, a one-percentage-point decrease in health care cost trend rates for future periods would decrease the accumulated net postretirement benefit obligation by approximately $144 thousand and, accordingly, the total postretirement benefit cost recognized in 1998 would have also decreased by approximately $13 thousand.

     The funded status of the Company's postretirement benefit obligation at December 31, 1998 and 1997 is comprised of the following:

(In thousands)                                                1998        1997
------------------------------------------------------------------------------
Plan Assets at Fair Value                                   $    --    $    --
Accumulated Postretirement Benefits Other Than Pensions       7,693      7,303
Unrecognized Cumulative Net Gain                              2,086      2,429
Unrecognized Transition Obligation                           (8,883)    (8,395)
                                                            -------    -------
  Accrued Postretirement Benefit Liability                  $   896    $ 1,337
                                                            =======    =======

     The change in the accumulated postretirement benefit obligation during the last three years is explained as follows:

(In thousands)                                    1998       1997       1996
-----------------------------------------------------------------------------
Beginning of Year                                $7,303     $7,207     $7,234
Service Cost                                        190        168         99
Interest Cost                                       526        519        522
Amendments                                            0          0          0
Actuarial Loss/(Gain)                               230          3       (231)
Benefits Paid                                      (556)      (594)      (417)
                                                 ------     ------     ------
End of Year                                      $7,693     $7,303     $7,207
                                                 ======     ======     ======

7. INCOME TAXES

     Income tax expense (benefit) is summarized as follows:

                                      Year Ended December 31,
(In thousands)                    1998           1997        1996
-------------------------------------------------------------------
Current:
  Federal                        $   317        $ 5,210     $(1,229)
  State                               65          1,089         316
                                 -------        -------     -------
    Total                            382          6,299        (913)
                                 -------        -------     -------
Deferred:
  Federal                          2,856          9,382       9,756
  State                              263          1,876       1,711
                                 -------        -------     -------
    Total                          3,119         11,258      11,467
                                 -------        -------     -------
Total Income Tax Expense         $ 3,501        $17,557     $10,554
                                 =======        =======     =======

     Total income taxes were different than the amounts computed by applying the statutory federal income tax rate as follows:

                                                   Year Ended December 31,
(In thousands)                                   1998       1997       1996
-----------------------------------------------------------------------------
Statutory Federal Income Tax Rate                   35%        35%        35%

Computed "Expected" Federal Income Tax         $ 3,081    $16,062    $10,982
State Income Tax, Net of Federal Income Tax        352      1,927      1,317
Other, Net                                          68       (432)    (1,745)
                                               -------    -------    -------
Total Income Tax Expense                       $ 3,501    $17,557    $10,554
                                               =======    =======    =======

     Income taxes for the year ended December 31, 1996 were decreased by $1.8 million due to a federal income tax refund in connection with percentage depletion claimed in certain periods prior to the Company's IPO in 1990. The Company also received $1.7 million of interest income in connection with the income tax refund.

     The tax effects of temporary differences that resulted in significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1998 and 1997 were as follows:

(In thousands)                                          1998          1997
----------------------------------------------------------------------------
Deferred Tax Liabilities:
  Property, Plant and Equipment                       $137,061      $115,808
                                                      --------      --------
Deferred Tax Assets:
  Alternative Minimum Tax Credit Carryforwards           7,241         9,674
  Net Operating Loss Carryforwards(1)                   25,663         6,749
  Note Receivable on Section 29 Monetization(2)         12,320        13,933
  Items Accrued for Financial Reporting Purposes         5,885         5,344
                                                      --------      --------
                                                        51,109        35,700
                                                      --------      --------
Net Deferred Tax Liabilities                          $ 85,952      $ 80,108
                                                      ========      ========

----------
(1) The 1998 amount includes the effect of $2.7 million in income tax refunds received in 1998 that applied to a net operating loss carryback to 1992 and an overpayment of 1997 federal income tax.
(2) As a result of the monetization of Section 29 tax credits in 1996 and 1995, the Company recorded an asset sale for tax purposes in exchange for a long-term note receivable which will be repaid through 100% working and royalty interest in the production from the sold properties.

     At December 31, 1998, the Company has a net operating loss carryforward for regular income tax reporting purposes of $64.2 million that will begin expiring in 2011. In addition, the Company has an alternative minimum tax credit carryforward of $7.2 million which does not expire and can be used to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any year.

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases certain transportation vehicles, warehouse facilities, office space and machinery and equipment under cancelable and non-cancelable leases. Most of the leases expire within five years and may be renewed. Rent expense under such arrangements totaled $4.3 million, $4.1 million and $4.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, the Company entered into a ten-year lease agreement for office space in Houston, Texas intended to house the corporate offices and the Gulf Coast Region offices. This new office space is currently under construction and the Company expects to begin leasing the space in mid to late 1999. The lease for the existing office space will expire in the fourth quarter of 1999.

     Future minimum rental commitments under non-cancelable leases in effect at December 31, 1998 are as follows:

        (In thousands)
        -----------------------------------
        1999                        $ 3,440
        2000                          3,890
        2001                          3,784
        2002                          3,679
        2003                          2,468
        Thereafter                   12,327
                                    -------
                                    $29,588
                                    =======

Minimum rental commitments are not reduced by minimum sublease rental income of $1.4 million due in the future under non-cancelable subleases.

CONTINGENCIES

     The Company is a defendant in various lawsuits and is involved in other gas contract issues. In the Company's opinion, final judgments or settlements, if any, which may be awarded in connection with any one or more of these suits and claims could have a significant impact on the results of operations and cash flows of any period. However, there would not be a material adverse effect on the Company's financial position.

9.  CASH FLOW INFORMATION

     Cash paid for interest and income taxes is as follows:

                                              Year Ended December 31,
        (In thousands)                      1998       1997       1996
        ---------------------------------------------------------------
        Interest                          $18,341    $18,001    $17,105
        Income Taxes                      $   827    $ 8,980    $   873

     At December 31, 1998 and 1997, the Accounts Payable balance on the Consolidated Balance Sheet included payables for capital expenditures of $20.2 million and $12.9 million, respectively.

10.  CAPITAL STOCK

INCENTIVE PLANS

     On May 12, 1998, the Amended and Restated 1994 Long-Term Incentive Plan and the Amended and Restated 1994 Non-Employee Director Stock Option Plan were approved by the shareholders. The Company has two other stock option plans - the 1990 Incentive Stock Option Plan and the 1990 Non-Employee Director Stock Option Plan. Under these four plans (the "Incentive Plans"), incentive and non-statutory stock options, stock appreciation rights ("SARs") and stock awards may be granted to key employees and officers of the Company, and non-statutory stock options may be granted to non-employee directors of the Company. A maximum of 3,860,000 shares of Common Stock, par value $0.10 per share, may be issued under the Incentive Plans. All stock options have a maximum term of five or ten years from the date of grant, with most vesting over time. The options are issued at market value on the date of grant. The minimum exercise period for stock options is six months from the date of grant. No SARs have been granted under the Incentive Plans.

     Information regarding the Company's Incentive Plans is summarized below:

                                                         December 31,
                                                1998         1997         1996
--------------------------------------------------------------------------------
Shares Under Option at Beginning of Period   1,404,877    1,532,353    1,310,318
Granted                                        355,000       82,500      311,750
Exercised                                      152,917      139,836       41,094
Surrendered or Expired                          49,024       70,140       48,621
                                             ---------    ---------    ---------
Shares Under Option at End of Period         1,557,936    1,404,877    1,532,353
                                             =========    =========    =========

Weighted Average Option Price                $ 13.25 -    $ 13.25 -    $ 13.25 -
                                               22.75        26.00        26.00

Options Exercisable at End of Period         1,092,295    1,071,923    1,021,362
                                             =========    =========    =========

     Under the Amended and Restated 1994 Long-Term Incentive Plan, the Compensation Committee of the Board of Directors may grant awards of performance shares of stock to members of the executive management group. Each grant of performance shares has a three-year performance period, measured as the change from July 1 of the initial year of the performance period to June 30 of the third year. The number of shares of Common Stock received at the end of the performance period is based mainly on the relative stock price growth between the two measurement dates of Common Stock compared to that of a group of peer companies. The performance shares that were granted on July 1, 1994 expired on June 30, 1997 without issuing any Common Stock of the Company. Performance shares granted in July 1995 were converted to 21,692 shares of the Company's Common Stock in 1998. Performance shares granted in July 1996 may be converted to shares of Common Stock, depending upon the Company's relative performance to the peer group measured on June 30, 1999.

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", outlines a fair value based method of accounting for stock options or similar equity instruments. The Company has opted to continue using the intrinsic value based method, as recommended by Accounting Principles Board ("APB") Opinion No. 25, to measure compensation cost for its stock option plans.

     If the Company had adopted SFAS 123, the pro forma results of operations would be net income of $1.6 million, $22.9 million and $14.8 million, or $0.06 , $0.98 and $0.65 per share, in 1998, 1997 and 1996, respectively. Under the fair value based method, the weighted average fair values of options granted during 1998, 1997 and 1996 were $6.21, $4.26 and $5.51, respectively. The fair value of stock options was calculated using a Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1998, 1997 and 1996: stock price volatility of 26.1, 27.8 and 25.9 percent, respectively; risk free rate of return of 5.63, 6.34 and 6.24 percent, respectively; dividend rate of $0.16 per year; and an expected term of three to four years. The fair value of stock options included in the pro forma results for each of the three years is not necessarily indicative of future effects on net income and earnings per share.

DIVIDEND RESTRICTIONS

     The Board of Directors of the Company determines the amount of future cash dividends, if any, to be declared and paid on the Common Stock depending on, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, and its future business prospects. The Company's 10.18% Note Agreement restricts certain payments ("Restricted Payments," as defined in the Note Agreement) associated with (i) purchasing, redeeming, retiring or otherwise acquiring any capital stock of the Company or any option, warrant or other right to acquire such capital stock or
(ii) declaring any dividend, if immediately prior to or after making payments, the dividend exceeds consolidated net cash flow (as defined) and the ratio of proved reserves to debt is less than 1.7 to 1, or there has been an event of default under the Note Agreement. As of December 31, 1998, these restrictions did not impact on the Company's ability to pay regular dividends. The 7.19% Note Agreement issued in 1997 does not have a restricted payment provision.

TREASURY STOCK

     In August 1998, the Board of Directors authorized the Company to repurchase up to two million shares of outstanding Common Stock at market prices. The timing and amount of these stock purchases are determined at the discretion of management. The Company may use the repurchased shares to fund stock compensation programs presently in existence, or for other corporate purposes. As of December 31, 1998, the Company had repurchased 302,600 shares, or 15% of the total authorized number of shares, for a total cost of approximately $4.4 million. The stock repurchase plan was funded with cash from increased borrowings on the revolving credit facility. No treasury shares were delivered or sold by the Company during the year.

PURCHASE RIGHTS

     On January 21, 1991, the Board of Directors adopted the Preferred Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of Common Stock. Each right becomes exercisable, at a price of $55, when any person or group has acquired, obtained the right to acquire or made a tender or exchange offer for beneficial ownership of 15 percent or more of the Company's outstanding Common Stock. An exception to the right occurs following a tender or exchange offer for all outstanding shares of Common Stock determined to be fair and in the best interests of the Company and its stockholders by a majority of the independent Continuing Directors (as defined in the plan). Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), or to receive, after certain triggering events, Common Stock or other property having a market value (as defined in the plan) of twice the exercise price of each right. The rights become exercisable if the Company is acquired in a merger or other business combination in which it is not the survivor, or 50 percent or more of the Company's assets or earning power are sold or transferred. Once it becomes exercisable, each right entitles the holder to purchase common stock of the acquiring company with a market value (as defined in the plan) equal to twice the exercise price of each right. At December 31, 1998 and 1997, there were no shares of Junior Preferred Stock issued.

     The rights, which expire on January 21, 2001, and the exercise price are subject to adjustment and may be redeemed by the Company for $0.01 per right at any time before they become exercisable. Under certain circumstances, the Continuing Directors may opt to exchange one share of Common Stock for each exercisable right.

PREFERRED STOCK

     At December 31, 1998 and 1997, 1,134,000 shares of 6% convertible redeemable preferred stock ("6% preferred stock") were issued and outstanding. Each share has voting rights equal to approximately 1.7 shares of Common Stock and a stated value of $50. At any time, the stock is convertible by the holder into Common Stock at a conversion price of $28.75 per share. While the 6% preferred stock does not have a mandatory redemption requirement, it is redeemable, starting after May 1, 1998, at the Company's option ("redemption option"). During the first year of the redemption option, the Company may redeem the 6% preferred stock at $50 per share, payable in Common Stock, using an average market price of the Common Stock for a 30 day period as defined in the agreement, plus a cash payment for the accrued dividends due on the shares redeemed. After the first year of the redemption option, the $50 per share redemption price is payable in cash, plus a cash payment for accrued dividends due on the shares redeemed.

     Prior to the Company converting these shares into 1,648,664 shares of Common Stock in October 1997, 692,439 shares of the Company's $3.125 cumulative convertible preferred stock ("$3.125 preferred stock") were issued and outstanding. Each share had a stated value of $50 and could be converted any time by the holder into Common Stock at a conversion price of $21 per share. While there was no mandatory requirement, these shares could also be redeemed under certain provisions and fixed redemption prices. The Company had the option to convert the $3.125 preferred stock into shares of Common Stock valued at the conversion price if the closing price of the Common Stock was at least equal to the conversion price for 20 consecutive trading days.

11. FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The Company uses available marketing data and valuation methodologies to estimate fair value of debt.

                                   December 31, 1998         December 31, 1997
                                 Carrying    Estimated     Carrying    Estimated
(In thousands)                    Amount    Fair Value      Amount    Fair Value
--------------------------------------------------------------------------------
Debt:
 10.18% Notes                    $ 64,000    $ 68,185      $ 80,000   $ 86,555
 7.19% Notes                      100,000      93,145       100,000    102,693
 Credit Facility                  179,000     179,000        19,000     19,000
                                 --------    --------      --------   --------
                                 $343,000    $340,330      $199,000   $208,248
                                 ========    ========      ========   ========
Other Financial Instruments:
 Gas Price Swaps                       --       $(231)           --       $(350)

LONG-TERM DEBT

     The fair value of long-term debt is the estimated cost to acquire the debt, including a premium or discount for the difference between the issue rate and the year-end market rate. The fair value of the 10.18% Notes and the 7.19% Notes is based on interest rates currently available to the Company. The Credit Facility approximates fair value because this instrument bears interest at rates based on current market rates.

GAS PRICE SWAPS

     From time to time,  the  Company  enters into  natural gas swap  agreements
("price swaps"), a type of derivative instrument, with counterparties to hedge price risk associated with a portion of the Company's production. Under these price swaps, the Company receives a fixed price ("fixed price swaps") on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index, such as the Nymex gas futures. Notional quantities of natural gas are used in each price swap, since no physical exchange or delivery of natural gas is involved. During 1998 and 1997, the Company entered into no fixed price swaps to hedge natural gas prices on its production. In 1996, the prices received on fixed price swaps ranged from $1.02 to $2.54 per Mmbtu on total notional quantities of 17,600,000 Mmbtu, representing 27% of 1996 production.

     In addition, the Company uses price swaps to hedge the natural gas price risk on brokered transactions. Typically, the Company enters into contracts to broker natural gas at a variable price based on the market index price. However, in some circumstances, some of the Company's customers or suppliers request that a fixed price be stated in the contract. After entering into these fixed price contracts to meet the needs of its customers or suppliers, the Company may use price swaps to effectively convert these fixed price contracts to market-sensitive price contracts. These price swaps are held by the Company to their maturity and are not held for trading purposes. During 1998, the Company entered into price swaps with total notional quantities of 2,226,000 Mmbtu related to its brokered activities, representing less than 5% of the Company's total volume of brokered natural gas sold. A pre-tax loss of $0.3 million was recorded from these price swaps in 1998. In 1997 and 1996, these price swaps had total notional quantities of 1,416,000 Mmbtu and 1,002,000 Mmbtu related to brokered transactions, and represented approximately 4% and 3%, respectively, of the Company's total volume of brokered natural gas sold. At December 31, 1998, the Company had open price swaps with notional quantities of 1,730,000 Mmbtu and an unrealized loss of $0.2 million on these open contracts.

     The estimated fair value of price swaps in the table above are for hedged transactions in which gains or losses are recognized in results of operations over the periods that production or purchased gas is hedged. See Risk Management Activities under Note 1 and the Capital Resources and Liquidity section of Item 7.

     The Company is exposed to market risk on these open contracts to the extent of changes in market prices for natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the natural gas that is hedged.

CREDIT RISK

     Although notional contract amounts are used to express the volume of natural gas price agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. The Company does not anticipate any material impact on its financial results due to non-performance by the third parties.

12. OIL AND GAS PROPERTY TRANSACTIONS

     The Company acquired oil and gas producing properties in Oklahoma during the second quarter of 1998 for $6.6 million. Included in the purchase were 9.3 Bcfe of proved reserves, ten wells and undeveloped acreage.

     In the fourth quarter of 1998, the Company purchased oil and gas producing properties in the Lookout Wash Unit of Wyoming from Oxy USA, Inc. for $5.2 million. The properties acquired included 11.2 Bcfe of proved reserves and more than ten potential drilling locations.

     Effective December 1, 1998, the Company purchased onshore Southern Louisiana properties and 3-D seismic inventory from Oryx Energy Company for approximately $70.1 million. The purchased assets included ten fields covering over 34,000 net acres with 68 producing wells. Total proved reserves are approximately 72 Bcfe. This transaction was funded by the Company's newly expanded revolving line of credit. See discussion in Note 5. Debt and Credit Agreements.

     In the fourth quarter of 1997, the Company closed two notable asset transactions. Properties in Northwest Pennsylvania (the "Meadville properties"), including 912 wells and 15 Mmcfed of production were sold to Lomak Petroleum Incorporated (now known as Range Resources Corporation) for $92.9 million. In a like-kind exchange transaction, the Company matched a portion of the Meadville properties sold with approximately $45 million in oil and gas producing properties acquired from Equitable Resources Energy Company, including 63 wells and 10 Mmcfed of production.

     The Company sold various non-core oil and gas properties in the Appalachian Region for $4.6 million in 1996.

13. OTHER REVENUE

     The Company completed two transactions in September and November 1995 and a third transaction in August 1996 to monetize the value of Section 29 tax credits from most of its qualifying Appalachian and Rocky Mountain properties. The transactions provided up-front cash of $2.8 million in 1995 and $0.6 million in 1996. This income was recorded as a reduction to the net book value of natural gas properties. Revenue from these transactions was $2.7 million in 1998, $3.6 million in 1997 and $3.4 million in 1996. These transactions are expected to generate additional future revenues through 2002 of $11.1 million related to the value of future Section 29 tax credits attributable to these properties. Using a volumetric production payment structure, the production, revenues, expenses and proved reserves for these properties will continue to be reported by the Company as Other Revenue until the production payment is satisfied.

14. SUPPLEMENTAL FULL COST ACCOUNTING INFORMATION

     U.S. oil and gas producing entities may utilize one of two methods of financial accounting: successful efforts or full cost. Given the current composition of the Company's properties, management considers the successful efforts method to be more appropriate than the full cost method primarily because the successful efforts method results in moderately better matching of costs and revenues. It has come to management's attention that certain users of the Company's financial statements believe that information about the Company prepared under the full cost method would also be useful. As a result, the following supplemental full cost information is also included.

     Successful  efforts   methodology  is  explained  in  Note  1.  Summary  of
Significant Accounting Policies.

     Under the full cost method of accounting, all costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. These capitalized costs and estimated future development and dismantlement costs are amortized on a unit-of-production method based on proved reserves. Net capitalized costs of oil and gas properties are limited to the lower of unamortized cost or the cost center ceiling, defined as: (1) the present value (10% discount rate) of estimated unescalated future net revenues from proved reserves, plus (2) the cost of properties not being amortized, plus
(3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, minus (4) the deferred tax liabilities for the temporary differences between the book and tax basis of oil and gas properties. Proceeds from the sale of oil and gas properties are applied to reduce the costs in the cost center unless the sale involves a significant quantity of reserves in relation to the cost center. In this case, a gain or loss is recognized. Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties totaled $42.4 million, $24.6 million, and $15.7 million at December 31, 1998, 1997, and 1996, respectively.

     Because of the capital cost limitations, described above, full cost entities are not subject to the impairment test prescribed by SFAS 121.

                                                 1998                  1997                  1996
                                          ------------------    ------------------    -----------------
                                          Successful  Full      Successful  Full      Successful  Full
(In thousands, except per share amounts)    Efforts   Cost        Efforts   Cost        Efforts   Cost
-------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Properties and Equipment, Net             $629,907  $816,759    $469,399  $651,739    $480,511  $657,957
Stockholders' Equity                       182,668   297,583     184,062   296,201     160,704   269,833
INCOME STATEMENT:
Depreciation, Depletion, Amortization
   and Unproved Property Impairment       $ 45,588  $ 60,165    $ 43,454  $ 52,383    $ 45,390  $ 50,769
Net Income Available to
   Common Stockholders                       1,902     4,676(1)   23,231    26,240(1)   15,258    18,637(1)

Basic Earnings Per Share                  $   0.08  $   0.19    $   1.00  $   1.13    $   0.67  $   0.82

----------
(1) Supplementary full cost information does not include the effect of allowable capitalization of general and administrative, region office and interest expense. Pretax capitalizable administrative expenses were $4.6 million in 1998, $4.2 million in 1997, and $3.7 million in 1996. Pretax capitalizable interest expense was $2.0 million in 1998, $1.4 million in 1997 and $1.1 million in 1996.

15. EARNINGS PER COMMON SHARE

     Basic earnings per share for the Company were $0.08, $1.00, and $0.67 in 1998, 1997 and 1996, respectively, and were based on the weighted average shares outstanding of 24,733,465 in 1998, 23,272,432 in 1997, and 22,806,516 in 1996.
Diluted earnings per share for the Company were $0.08, $0.97, and $0.66 in 1998, 1997 and 1996, respectively. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include both stock awards and stock options, and totaled 372,937 in 1998, 649,632 in 1997, and 186,000 in 1996.

     Both the $3.125 cumulative convertible preferred stock and the 6% convertible redeemable preferred stock ("preferred stock") issued May 1993 and May 1994, respectively, had an antidilutive effect on earnings per common share. The preferred stock was determined not to be a common stock equivalent when it was issued. As such, no adjustments were made to reported net income in the computation of earnings per share. The Company, under the provisions of the stock, converted the $3.125 cumulative convertible preferred stock to Common Stock in October 1997. See Note 10. Capital Stock for further discussion.

CABOT OIL & GAS CORPORATION

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

OIL AND GAS RESERVES

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

     Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made.

     Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

     Estimates of proved and proved developed reserves at December 31, 1998, 1997 and 1996 were based on studies performed by the Company's petroleum engineering staff. The estimates were reviewed by Miller and Lents, Ltd., who indicated in their letter dated February 9, 1999 that, based on their investigation and subject to the limitations described in their letter, they believe that the results of those estimates and projections were reasonable in the aggregate.

     No major discovery or other favorable or unfavorable event after December 31, 1998 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

     The following table illustrates the Company's net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located in the United States.

                                                            Natural Gas
                                                  -----------------------------
                                                           December 31,
(Millions of cubic feet)                            1998       1997       1996
-------------------------------------------------------------------------------
PROVED RESERVES
  Beginning of Year                               903,429    915,617    889,850
  Revisions of Prior Estimates                    (13,097)     6,744      2,774
  Extensions, Discoveries and Other Additions      94,891    109,191     69,708
  Production                                      (64,167)   (63,889)   (58,762)
  Purchases of Reserves in Place                   76,234     73,836     37,397
  Sales of Reserves in Place                         (534)  (138,070)   (25,350)
                                                  -------    -------    -------
  End of Year                                     996,756    903,429    915,617
                                                  =======    =======    =======
PROVED DEVELOPED RESERVES                         788,390    738,764    768,097
                                                  =======    =======    =======

                                                              Liquids
                                                  -----------------------------
                                                           December 31,
(Thousands of barrels)                              1998       1997       1996
-------------------------------------------------------------------------------
PROVED RESERVES
  Beginning of Year                                 5,869      5,166      5,310
  Revisions of Prior Estimates                     (1,644)        99       (132)
  Extensions, Discoveries and Other Additions         835        794        386
  Production                                         (736)      (629)      (597)
  Purchases of Reserves in Place                    3,353        594        215
  Sales of Reserves in Place                           --       (155)       (16)
                                                    -----      -----      -----
  End of Year                                       7,677      5,869      5,166
                                                    =====      =====      =====
PROVED DEVELOPED RESERVES                           5,822      4,859      4,685
                                                    =====      =====      =====

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

     The following table illustrates the total amount of capitalized costs relating to natural gas and crude oil producing activities and the total amount of related accumulated depreciation, depletion and amortization.

                                                  Year Ended December 31,
(In thousands)                                1998          1997         1996
-------------------------------------------------------------------------------
Aggregate Capitalized Costs Relating
  to Oil and Gas Producing Activities      $1,107,877     $904,669     $997,531
Aggregate Accumulated Depreciation,
  Depletion and Amortization               $  478,766     $435,502     $517,249

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

     Costs  incurred  in  property  acquisition,   exploration  and  development
activities were as follows:

                                               Year Ended December 31,
(In thousands)                              1998        1997        1996
--------------------------------------------------------------------------
Property Acquisition Costs - Proved       $ 83,584    $ 45,573    $  6,637
Property Acquisition Costs - Unproved       15,587       4,302       4,355
Exploration and Extension Well Costs        36,310      28,633      14,192
Development Costs                           82,235      53,441      41,036
                                          --------    --------    --------
Total Costs                               $217,716    $131,949    $ 66,220
                                          ========    ========    ========

HISTORICAL RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     The results of operations for the Company's oil and gas producing activities were as follows:

                                                  Year Ended December 31,
(In thousands)                                  1998        1997        1996
-----------------------------------------------------------------------------
Operating Revenues                           $147,856    $173,865    $150,096
Costs and Expenses
  Production                                   38,802      39,068      35,161
  Other Operating                              20,070      18,017      15,155
  Exploration                                  19,564      13,884      12,559
  Depreciation, Depletion and Amortization     43,127      39,485      40,810
                                             --------    --------    --------
     Total Cost and Expenses                  121,563     110,454     103,685
                                             --------    --------    --------
Income Before Income Taxes                     26,293      63,411      46,411
Provision for Income Taxes Expense              9,203      22,194      16,244
                                             --------    --------    --------
Results of Operations                        $ 17,090    $ 41,217    $ 30,167
                                             ========    ========    ========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information has been developed utilizing SFAS 69 procedures and based on natural gas and crude oil reserve and production volumes estimated by the Company's engineering staff. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

     The Company believes that the following factors should be taken into account when reviewing the following information: (i) future costs and selling prices will probably differ from those required to be used in these calculations; (ii) due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations; (iii) selection of a 10% discount rate is arbitrary and may not be a reasonable measure of the relative risk that is part of realizing future net oil and gas revenues; and (iv) future net revenues may be subject to different rates of income taxation.

     Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and gas prices, adjusted for fixed and determinable escalations, to the estimated future production of year-end proved reserves.

     The average prices related to proved reserves at December 31, 1998, 1997 and 1996 were for natural gas ($/Mcf) $2.26, $2.62 and $3.77, respectively, and for oil ($/Bbl) $10.23, $19.02 and $22.86, respectively. Future cash inflows were reduced by estimated future development and production costs based on year-end costs to arrive at net cash flow before tax. Future income tax expense was computed by applying year-end statutory tax rates to future pretax net cash flows, less the tax basis of the properties involved. SFAS 69 requires the use of a 10% discount rate.

     Management does not use only the following information when making investment and operating decisions. These decisions are based on a number of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of anticipated economic conditions.

Standardized Measure is as follows:

                                                Year Ended December 31,
(In thousands)                           1998(1)        1997(1)        1996(1)
-------------------------------------------------------------------------------
Future Cash Inflows                    $2,382,860     $2,539,287     $3,528,558
Future Production and
   Development Costs                     (780,705)      (686,689)      (773,631)
                                       ----------     ----------     ----------
Future Net Cash Flows Before
   Income Taxes                         1,602,155      1,852,598      2,754,927
10% Annual Discount for
   Estimated Timing of Cash Flows        (863,226)    (1,013,837)    (1,589,290)
                                       ----------     ----------     ----------
Standardized Measure of
   Discounted Future Net Cash Flows
   Before Income Taxes                    738,929        838,761      1,165,637
Future Income Tax Expenses,
 Net of 10% Annual Discount (2)          (144,851)(4)   (227,796)      (331,331)
                                       ----------     ----------     ----------
Standardized Measure of Discounted
 Future Net Cash Flows(3)              $  594,078     $  610,965     $  834,306
                                       ==========     ==========     ==========

----------
(1) Includes the future cash inflows, production costs and development costs, as well as the tax basis, relating to the properties included in the transactions to monetize the value of Section 29 tax credits. See Note 13. of the Notes to the Consolidated Financial Statements.

(2) Future income taxes before discount were $446,980, $582,639 and $887,583 for the years ended December 31, 1998, 1997 and 1996, respectively.

(3) The change in discounted future cash flows from 1996 to 1997 is primarily a result of the $1.15 per Mcf decrease in average natural gas price.

(4) Future income tax expense decreased as a result of tax benefits realized on property acquisitions and drilling activity late in 1998.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following is an analysis of the changes in the Standardized Measure:

                                                   Year Ended December 31,
(In thousands)                                  1998        1997        1996
------------------------------------------------------------------------------
Beginning of Year                             $610,965    $834,306    $512,948
Discoveries and Extensions,
  Net of Related Future Costs                   72,275     113,032      99,983
Net Changes in Prices and Production Costs    (195,554)   (367,112)    416,042
Accretion of Discount                           83,876     116,564      66,530
Revisions of Previous Quantity
  Estimates, Timing and Other (1)              (36,522)    (10,798)     (7,874)
Development Costs Incurred                      20,236      17,435      10,294
Sales and Transfers, Net of Production Costs  (109,054)   (138,274)   (114,935)
Net Purchases (Sales) of Reserves in Place      64,911     (57,723)     30,293
Net Change in Income Taxes                      82,945     103,535    (178,975)
                                              --------    --------    --------
End of Year                                   $594,078    $610,965    $834,306
                                              ========    ========    ========

----------
(1) Includes the effect of a 14.3 Bcfe downward revision in 1998 due to lower year-end pricing.

CABOT OIL & GAS CORPORATION

SELECTED DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands except
 per share amounts)                  First    Second   Third    Fourth    Total
--------------------------------------------------------------------------------
1998
Net Operating Revenues              $40,791  $41,667  $37,386  $39,762  $159,606
Operating Income                     10,714    9,876    1,701    5,112    27,403
Net Income/(Loss)                     2,993    2,283   (2,524)    (850)    1,902
Basic Earnings/(Loss) Per Share     $  0.12  $  0.09  $ (0.10) $ (0.03) $   0.08
Diluted Earnings/(Loss) Per Share   $  0.12  $  0.09  $ (0.10) $ (0.03) $   0.08

1997
Net Operating Revenues              $52,792  $39,407  $40,773  $52,155  $185,127
Operating Income                     22,715   10,013   10,830   20,294    63,852
Net Income                            9,692    1,955    2,289    9,295    23,231
Basic Earnings Per Share            $  0.42  $  0.09  $  0.10  $  0.39  $   1.00
Diluted Earnings Per Share          $  0.41  $  0.08  $  0.10  $  0.38  $   0.97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" in the Company's definitive proxy statement ("Proxy Statement") in connection with the 1999 annual stockholders meeting is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Beneficial Ownership of Over Five Percent of Common Stock" and "Beneficial Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A.   INDEX

     1.   Consolidated Financial Statements

          See Index on page 33.

     2.   Financial Statement Schedules

          None.

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

Exhibit
Number                              Description
--------------------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company (Registration Statement No. 33-32553).
3.2    Amended and Restated Bylaws of the Company adopted August 5, 1994.
4.1 Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
4.2 Certificate of Designation for Series A Junior Participating Preferred Stock (Form 10-K for 1994).
4.3 Rights Agreement dated as of March 28, 1991, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock (Form 8-A, File No. 1-10477). (a) Amendment No. 1 to the Rights Agreement dated February 24, 1994 (Form 10-K for 1994).
4.4 Certificate of Designation for 6% Convertible Redeemable Preferred Stock (Form 10-K for 1994). 4.5 Amended and Restated Credit Agreement dated as of May 30, 1995, among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
       (a) Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form 10-K for 1995).
       (b) Amendment No. 2 to Credit Agreement dated December 24, 1996 (Form 10-K for 1996).
4.6 Note Purchase Agreement dated May 11, 1990, among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30, 1990).
       (a)    First Amendment dated June 28, 1991 (Form 10-K for 1994).
       (b)    Second Amendment dated July 6, 1994 (Form 10-K for 1994).
4.7 Note Purchase Agreement dated November 14, 1997, among the Company and the purchasers named therein (Form 10-K for 1997).
10.1 Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr. (Form 10-K for 1995).
10.2 Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 1995).
10.3 Letter Agreement dated January 11, 1990, between Morgan Guaranty Trust Company of New York and the Company (Registration Statement No. 33-32553).
10.4 Form of Annual Target Cash Incentive Plan of the Company (Registration Statement No. 33-32553).
10.5 Form of Incentive Stock Option Plan of the Company (Registration Statement No. 33-32553).
       (a) First Amendment to the Incentive Stock Option Plan (Post-Effective Amendment No. 1 to S-8 dated April 26, 1993).
10.6 Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration Statement No. 33-32553).
10.7 Transaction Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
10.8 Tax Sharing Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).

10.9 Amendment Agreement (amending the Transaction Agreement and the Tax Sharing Agreement) dated March 25, 1991 (incorp. by ref. from Cabot Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).
10.10  Savings  Investment  Plan & Trust Agreement of the Company (Form 10-K for
       1991).
       (a) First Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
       (b) Second Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
       (c) First through Fifth Amendments to the Trust Agreement (Form 10-K for 1995).
       (d) Third through Fifth Amendments to the Savings Investment Plan (Form 10-K for 1996).
10.11 Supplemental Executive Retirement Agreements of the Company (Form 10-K for 1991).
10.12 Settlement Agreement and Mutual Release (Tax Issues) between Cabot Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
10.13 Agreement of Merger dated February 25, 1994 among Washington Energy Company, Washington Energy Resources Company, the Company and COG Acquisition Company (Form 10-K for 1993).
10.14 1990 Nonemployee Director Stock Option Plan of the Company (Form S-8 dated June 23, 1990).
       (a) First Amendment to 1990 Nonemployee Director Stock Option Plan (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
       (b) Second Amendment to 1990 Nonemployee Director Stock Option Plan (Form 10-K for 1995).
10.15  Amended and Restated 1994 Long-Term Incentive Plan of the Company.
10.16  Amended and Restated 1994 Non-Employee Director Stock Option Plan.
10.17 Employment Agreement between the Company and Ray R. Seegmiller dated September 25, 1995 (Form 10-K for 1995).
10.18 Form of Indemnity Agreement between the Company and Certain Officers. (Form 10-K for 1997) 10.19 Deferred Compensation Plan of the Company.
10.20 Trust Agreement dated August 1998 between Bankers Trust Company and the Company.
10.21  Lease  Agreement  between the Company and DNA COG,  Ltd.  dated April 24,
       1998.
10.22 Credit Agreement dated as of December 17, 1998 between the Company and the banks named therein.
21.1   Subsidiaries of Cabot Oil & Gas Corporation.
23.1   Consent of PricewaterhouseCoopers LLP.
23.2   Consent of Miller and Lents, Ltd.
27     Financial Data Schedule.
28.1   Miller and Lents, Ltd. Review Letter dated February 9, 1999.

B.   REPORTS ON FORM Form 8-K

     Item 5 Form 8-K filed on January 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 19 of March 1999.

                                      CABOT OIL & GAS CORPORATION

                                      By:  /s/ Ray Seegmiller
                                           ---------------------------------
                                           Ray Seegmiller
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                       Title                         Date
--------------------------------------------------------------------------------
  /s/ Ray R. Seegmiller        President, Chief Executive         March 19, 1999
---------------------------    Officer and Director
  Ray R. Seegmiller            (Principal Executive Officer)


  /s/ Paul F. Boling           Vice President, Finance            March 19, 1999
---------------------------    (Principal Financial Officer)
  Paul F. Boling


  /s/ Henry C. Smyth           Controller                         March 19, 1999
---------------------------    (Principal Accounting Officer)
  Henry C. Smyth


  /s/ Charles P. Siess, Jr.    Chairman of the Board              March 19, 1999
---------------------------
  Charles P. Siess, Jr.


  /s/ Robert F. Bailey         Director                           March 19, 1999
---------------------------
  Robert F. Bailey


  /s/ Samuel W. Bodman         Director                           March 19, 1999
---------------------------
  Samuel W. Bodman


  /s/ Henry O. Boswell         Director                           March 19, 1999
---------------------------
  Henry O. Boswell


  /s/ John G. L. Cabot         Director                           March 19, 1999
---------------------------
  John G. L. Cabot


  /s/ William R. Esler         Director                           March 19, 1999
---------------------------
  William R. Esler


  /s/ William H. Knoell         Director                          March 19, 1999
---------------------------
  William H. Knoell


  /s/ C. Wayne Nance            Director                          March 19, 1999
---------------------------
  C. Wayne Nance


  /s/ P. Dexter Peacock         Director                          March 19, 1999
---------------------------
  P. Dexter Peacock


  /s/ William P. Vititoe        Director                          March 19, 1999
---------------------------
  William P. Vititoe

                               INDEX TO EXHIBITS

Exhibit
Number                              Description
--------------------------------------------------------------------------------
3.1    Certificate of Incorporation of the Company  (Registration  Statement No.
       33-32553).
3.2    Amended and Restated Bylaws of the Company adopted August 5, 1994.
4.1    Form  of  Certificate  of  Common  Stock  of  the  Company  (Registration
       Statement No. 33-32553).
4.2    Certificate of Designation  for Series A Junior  Participating  Preferred
       Stock (Form 10-K for 1994).
4.3    Rights Agreement dated as of March 28, 1991,  between the Company and The
       First National Bank of Boston, as Rights Agent, which includes as Exhibit
       A the form of Certificate of Designation of Series A Junior Participating
       Preferred Stock (Form 8-A, File No. 1-10477).  (a) Amendment No. 1 to the
       Rights Agreement dated February 24, 1994 (Form 10-K for 1994).
4.4    Certificate of Designation for 6% Convertible  Redeemable Preferred Stock
       (Form 10-K for 1994).  4.5 Amended and Restated Credit Agreement dated as of May 30, 1995,  among the Company,  Morgan  Guaranty Trust Company,  as agent and the banks named therein.
       (a)    Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form
              10-K for 1995).
       (b)    Amendment No. 2 to Credit  Agreement dated December 24, 1996 (Form
              10-K for 1996).
4.6    Note Purchase Agreement dated May 11, 1990, among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June
       30, 1990).
       (a)    First Amendment dated June 28, 1991 (Form 10-K for 1994).
       (b)    Second Amendment dated July 6, 1994 (Form 10-K for 1994).
4.7    Note Purchase  Agreement  dated November 14, 1997,  among the Company and the purchasers named therein (Form 10-K for 1997).
10.1   Supplemental  Executive  Retirement  Agreement  between  the  Company and
       Charles P. Siess, Jr. (Form 10-K for 1995).
10.2   Form of Change in Control  Agreement  between  the  Company  and  Certain
       Officers (Form 10-K for 1995).
10.3   Letter  Agreement  dated January 11, 1990,  between Morgan Guaranty Trust
       Company  of  New  York  and  the  Company  (Registration   Statement  No.
       33-32553).
10.4   Form of Annual Target Cash  Incentive  Plan of the Company  (Registration
       Statement No. 33-32553).
10.5   Form  of  Incentive  Stock  Option  Plan  of  the  Company  (Registration
       Statement No. 33-32553).
       (a)    First Amendment to the Incentive Stock Option Plan (Post-Effective
              Amendment No. 1 to S-8 dated April 26, 1993).
10.6   Form of Stock  Subscription  Agreement  between  the  Company and certain executive officers and directors of the Company  (Registration  Statement
       No. 33-32553).
10.7   Transaction  Agreement  between Cabot  Corporation  and the Company dated
       February 1, 1991 (Registration Statement No. 33-37455).
10.8   Tax Sharing  Agreement  between Cabot  Corporation  and the Company dated
       February 1, 1991 (Registration Statement No. 33-37455).
10.9   Amendment  Agreement  (amending  the  Transaction  Agreement  and the Tax
       Sharing  Agreement)  dated March 25,  1991  (incorp.  by ref.  from Cabot
       Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).
10.10  Savings  Investment  Plan & Trust Agreement of the Company (Form 10-K for
       1991).
       (a)    First Amendment to the Savings  Investment Plan dated May 21, 1993
              (Form S-8 dated November 1, 1993).
       (b)    Second Amendment to the Savings Investment Plan dated May 21, 1993
              (Form S-8 dated November 1, 1993).
       (c)    First through Fifth  Amendments to the Trust  Agreement (Form 10-K for 1995).
       (d)    Third through  Fifth  Amendments  to the Savings  Investment  Plan
              (Form 10-K for 1996).
10.11  Supplemental  Executive  Retirement  Agreements of the Company (Form 10-K
       for 1991).

10.12  Settlement  Agreement  and Mutual  Release  (Tax  Issues)  between  Cabot
       Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
10.13  Agreement  of Merger  dated  February  25, 1994 among  Washington  Energy
       Company,  Washington  Energy  Resources  Company,  the  Company  and  COG
       Acquisition Company (Form 10-K for 1993).
10.14  1990  Nonemployee  Director  Stock  Option Plan of the Company  (Form S-8
       dated June 23, 1990).
       (a)    First  Amendment to 1990  Nonemployee  Director  Stock Option Plan
              (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
       (b)    Second  Amendment to 1990  Nonemployee  Director Stock Option Plan
              (Form 10-K for 1995).
10.15  Amended and Restated 1994 Long-Term Incentive Plan of the Company.
10.16  Amended and Restated 1994 Non-Employee Director Stock Option Plan.
10.17  Employment  Agreement  between the Company  and Ray R.  Seegmiller  dated
       September 25, 1995 (Form 10-K for 1995).
10.18  Form of  Indemnity  Agreement  between the Company and Certain  Officers.
       (Form 10-K for 1997) 10.19 Deferred Compensation Plan of the Company.
10.20  Trust  Agreement  dated August 1998 between Bankers Trust Company and the
       Company.
10.21  Lease  Agreement  between the Company and DNA COG,  Ltd.  dated April 24,
       1998.
10.22  Credit  Agreement  dated as of December  17, 1998 between the Company and the banks named therein.
21.1   Subsidiaries of Cabot Oil & Gas Corporation.
23.1   Consent of PricewaterhouseCoopers LLP.
23.2   Consent of Miller and Lents, Ltd.
27     Financial Data Schedule.
28.1   Miller and Lents, Ltd. Review Letter dated February 9, 1999.