Form 10-Q
period 1999-03-31
CABOT OIL & GAS CORP
filed 1999-05-17
CIK 858470

Cabot Oil & Gas Corporation
                                                            15375 Memorial Drive
                                                            Houston, Texas 77079
                                                         Telephone: 281/589-4600
                                                         Facsimile: 281/589-4912

                                  May 14, 1999


Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-Q
     for the quarter ending May 31, 1999

Ladies and Gentlemen:

     On behalf of Cabot Oil & Gas Corporation, transmitted herewith for filing under the Securities and Exchange Act of 1934, as amended, is a copy of the Company's March 31, 1999 Form 10-Q. Pursuant to Rule 302 of Regulation S-T, the Form 10-Q has been executed by typing the name of the signature.

     This  filing  has  been  effected   through  the  Securities  and  Exchange
Commission's  EDGAR  electronic  filing system.

     Please contact the undersigned at (281) 589-4642 with any questions or statements you may have regarding this filing.

Sincerely,


CHUCK SMYTH
Controller

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ------------
                                    FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999


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

                      Yes [X]                      No [_]


     As of April 30, 1999, there were 24,694,609 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

================================================================================

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information                                              Page

    Condensed Consolidated Statement of Operations for the
     Three Months Ended March 31, 1999 and 1998.............................  3

    Condensed Consolidated Balance Sheet at March 31, 1999
     and December 31, 1998..................................................  4

    Condensed Consolidated Statement of Cash Flows for the
     Three Months Ended March 31, 1999 and 1998.............................  5

    Notes to Condensed Consolidated Financial Statements....................  6

    Independent Accountant's Report on
     Review of Interim Financial Information................................  8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................  9

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K................................. 16


Signature  ................................................................. 17

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1999           1998
                                                  --------       --------
NET OPERATING REVENUES
  Natural Gas Production........................  $ 30,619       $ 35,176
  Crude Oil & Condensate........................     2,650          2,338
  Brokered Natural Gas Margin...................       883          1,387
  Other.........................................     1,128          1,890
                                                  --------       --------
                                                    35,280         40,791
OPERATING EXPENSES
  Direct Operations.............................     7,847          6,964
  Exploration...................................     2,425          3,401
  Depreciation, Depletion and Amortization......    12,979          9,768
  Impairment of Unproved Properties.............     1,257            696
  General and Administrative....................     4,291          5,501
  Taxes Other Than Income.......................     3,638          3,799
                                                  --------       --------
                                                    32,437         30,129
Gain on Sale of Assets..........................         1             52
                                                  --------       --------
INCOME FROM OPERATIONS..........................     2,844         10,714
Interest Expense................................     6,718          4,255
                                                  --------       --------
Income/(Loss) Before Income Taxes...............    (3,874)         6,459
Income Tax Expense/(Benefit)....................    (1,432)         2,616
                                                  --------       --------
NET INCOME/(LOSS)...............................    (2,442)         3,843

Dividend Requirement on Preferred Stock.........       851            850
                                                  --------       --------
Net Income/(Loss) Applicable to
  Common Stockholders...........................  $ (3,293)      $  2,993
                                                  ========       ========

Basic Earnings/(Loss) Per Share
   Applicable to Common.........................  $  (0.13)      $   0.12

Diluted Earnings/(Loss) Per Share
   Applicable to Common.........................  $  (0.13)      $   0.12

Average Common Shares Outstanding...............    24,666         24,683

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)

                                                        MARCH 31,  DECEMBER 31,
                                                           1999        1998
                                                        ---------   ---------
ASSETS
Current Assets
 Cash and Cash Equivalents............................. $   1,679   $   2,200
 Accounts Receivable...................................    47,219      55,799
 Inventories...........................................     7,974       9,312
 Other.................................................     3,603       3,804
                                                        ---------   ---------
    Total Current Assets...............................    60,475      71,115
Properties and Equipment (Successful Efforts Method)...   631,751     629,908
Other Assets...........................................     2,512       3,137
                                                        ---------   ---------
                                                        $ 694,738   $ 704,160
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current Portion of Long-Term Debt..................... $  16,000   $  16,000
 Accounts Payable......................................    39,787      66,628
 Accrued Liabilities...................................    17,749      16,406
                                                        ---------   ---------
    Total Current Liabilities..........................    73,536      99,034
Long-Term Debt.........................................   347,000     327,000
Deferred Income Taxes..................................    84,480      85,952
Other Liabilities......................................    10,870       9,506
Stockholders' Equity
 Preferred Stock:
   Authorized -- 5,000,000 Shares of $.10 Par Value
   Issued and Outstanding - 6% Convertible Redeemable
   Preferred; $50 Stated Value; 1,134,000 Shares
   in 1999 and 1998....................................       113         113
 Common Stock:
   Authorized -- 40,000,000 Shares of $.10 Par Value
   Issued and Outstanding - 24,995,919 Shares and
   24,959,897 Shares in 1999 and 1998, Respectively....     2,500       2,496
 Additional Paid-in Capital............................   252,533     252,073
 Accumulated Deficit...................................   (71,910)    (67,630)
 Less Treasury Stock, at cost:
    302,600 Shares in 1999 and 1998....................    (4,384)     (4,384)
                                                        ---------    --------
    Total Stockholders' Equity.........................   178,852     182,668
                                                        ---------    --------
                                                        $ 694,738    $704,160
                                                        =========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1999         1998
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/(Loss)..................................  $  (2,442)   $   3,843
  Adjustment to Reconcile Net Income/(Loss) to Cash
    Provided by Operating Activities:
      Depletion, Depreciation and Amortization.......     12,979        9,768
      Impairment of Undeveloped Leasehold............      1,257          696
      Deferred Income Taxes..........................     (1,472)       2,289
      Gain on Sale of Assets.........................         (1)         (52)
      Exploration Expense............................      2,425        3,401
      Other..........................................        741          489
  Changes in Assets and Liabilities:
      Accounts Receivable............................      8,581       12,695
      Inventories....................................      1,338          626
      Other Current Assets...........................        201          (17)
      Other Assets...................................        626            1
      Accounts Payable and Accrued Liabilities.......    (15,532)      (4,669)
      Other Liabilities..............................      1,365         (117)
                                                       ---------    ---------
         Net Cash Provided by
          Operating Activities.......................     10,066       28,953
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures...............................    (26,513)     (31,385)
  Proceeds from Sale of Assets.......................          1          511
  Exploration Expense................................     (2,425)      (3,401)
                                                       ---------    ---------
         Net Cash Used by Investing Activities.......    (28,937)     (34,275)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock...............................        187          896
  Increase in Debt...................................     41,000       26,000
  Decrease in Debt...................................    (21,000)     (18,000)
Dividends Paid.......................................     (1,837)      (1,838)
                                                       ---------    ---------
         Net Cash Provided by
          Financing Activities.......................     18,350        7,058
                                                       ---------    ---------

Net Increase/(Decrease) in Cash
 and Cash Equivalents................................       (521)       1,736
Cash and Cash Equivalents,
 Beginning of Period.................................      2,200        1,784
                                                       ---------    ---------
Cash and Cash Equivalents,
 End of Period.......................................  $   1,679    $   3,520
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

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                          MARCH 31,  ECEMBER 31,
                                                            1999        1998
                                                         ----------  ----------
                                                             (In thousands)
Unproved Oil and Gas Properties......................... $   40,588  $   42,426
Proved Oil and Gas Properties...........................    934,615     921,463
Gathering and Pipeline Systems..........................    124,653     121,999
Land, Building and Improvements.........................      4,230       4,200
Other...................................................     21,597      20,468
                                                         ----------  ----------
                                                          1,125,683   1,110,556
Accumulated Depreciation, Depletion and Amortization....   (493,932)   (480,648)
                                                         ----------  ----------
                                                         $  631,751  $  629,908
                                                         ==========  ==========

3.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                        --------     --------
                                                           (In thousands)
Accounts Receivable
 Trade Accounts........................................ $ 36,745     $ 41,397
 Joint Interest Accounts...............................    5,846        6,712
 Insurance Recoveries..................................    3,378        5,539
 Current Income Tax Receivable.........................       --          502
 Other Accounts........................................    1,664        2,123
                                                        --------     --------
                                                          47,633       56,273
Allowance for Doubtful Accounts........................     (414)        (474)
                                                        --------     --------
                                                        $ 47,219     $ 55,799
                                                        ========     ========

                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                        --------     --------
                                                           (In thousands)
Accounts Payable
 Trade Accounts........................................ $  8,681     $ 13,229
 Natural Gas Purchases.................................   11,395       17,031
 Wellhead Gas Imbalances...............................    2,021        1,945
 Royalty and Other Owners..............................    8,655        8,987
 Capital Costs.........................................    5,005       20,165
 Dividends Payable.....................................      851          851
 Taxes Other Than Income...............................      919        1,017
 Drilling Advances.....................................    1,014          900
 Other Accounts........................................    1,246        2,503
                                                        --------      -------
                                                        $ 39,787      $66,628
                                                        ========      =======

Accrued Liabilities
 Employee Benefits..................................... $  2,157      $ 4,479
 Taxes Other Than Income...............................    7,754        7,357
 Interest Payable......................................    6,915        2,406
 Other Accrued.........................................      923        2,164
                                                        --------      -------
                                                        $ 17,749      $16,406
                                                        ========      =======

Other Liabilities
 Postretirement Benefits Other Than Pension............ $    498      $   316
 Accrued Pension Cost..................................    6,271        4,941
 Taxes Other Than Income and Other.....................    4,101        4,249
                                                        --------      -------
                                                        $ 10,870      $ 9,506
                                                        ========      =======

4.   LONG-TERM DEBT

     At March 31, 1999, the Company had $199 million outstanding under its facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal.

5.   EARNINGS/(LOSS) PER SHARE

     Basic earnings/(loss) per share for the Company were $(0.13), and $0.12 in 1999 and 1998, respectively, and were based on the weighted average shares outstanding of 24,666,431 in 1999, and 24,683,163 in 1998. Diluted earnings per share in the first quarter were $(0.13), and $0.12 in 1999 and 1998, respectively. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include both stock awards and stock options, and totaled 171,586 and 621,924 in 1999 and 1998, respectively.

6.   YEAR 2000

     To date, the Company has incurred expenses of $0.2 million and capital costs of $1.0 million, including $0.8 million in 1999, as part of its efforts to make all computer software, hardware and embedded microprocessors Year 2000 compliant. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000.

Independent Accountant's Report


To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:


     We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of operations and cash flows of Cabot Oil & Gas Corporation (the "Company") as of March 31, 1999, and for the three-month periods ended March 31, 199 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and, in our report dated February 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              PricewaterhouseCoopers LLP

Houston, Texas
May 12, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations for the first quarters of 1999 and 1998 should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Company's Form 10-K for the year ended December 31, 1998.

     In all periods reported, the Company has operated in one segment, natural gas and oil exploration and exploitation.

OVERVIEW

     As a result of unseasonably mild temperatures, natural gas prices for the first quarter of 1999 were substantially below those of the first quarter in 1998. This decline in gas price was the primary cause of the $5.5 million reduction in net revenues and, along with increased depreciation, depletion and amortization (DD&A) and higher interest expense, largely contributed to the net loss available to common shareholders of $3.3 million, a $6.3 million decline from 1998. Cash flows were similarly impacted, declining $18.9 million due to lower natural gas prices, higher interest expenses and changes in working capital.

     The Company drilled 15 gross wells with a success rate of 80% compared to 33 gross wells and an 82% success rate in the first quarter of 1998. For the full year, the Company plans to drill approximately 29 gross wells and spend approximately $44.9 million in capital and exploration expenditures compared to 205 gross wells and $225.9 million of capital and exploration expenditures in 1998. Total expenditures were $18.3 million for the first quarter of 1999, compared to $32.4 million for the comparable period in 1998. The Company has reduced the amount of its capital and exploration expenditures in response to the weak energy price environment in 1999 and in the fourth quarter of 1998. However, as a result of improved natural gas prices, the Company has front-end loaded its 1999 development and exploration activity to provide more flexibility to drill more wells should cash flows improve later in the year. Also, by this accelerated drilling program schedule, the Company expects to realize more production from the 1999 program wells earlier in the year.

     Natural gas production was 16.1 Bcf, up 0.6 Bcf compared to the 1998 first quarter. This production increase was due primarily to new production brought on by the expanded drilling program of 205 gross (143.7 net) wells in 1998, as well as production from the Southern Louisiana properties acquired, effective December 1998, from Oryx Energy.

     The Company's strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. As a result of unseasonably warm weather, the Company's realized gas price for the first quarter ($1.91/MCF) was the lowest quarterly price since 1995. Following the first quarter, gas prices have begun to recover and are currently about $0.40 higher. Consequently, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

     The Company remains focused on its strategies of growth from the drill bit, synergistic acquisitions and the exploitation of its marketing abilities. Management believes that these strategies are appropriate in the current industry environment, enabling the Company to add shareholder value over the long-term.

     The preceding paragraphs, discussing the Company's strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 15.

FINANCIAL CONDITION

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's capital resources consist primarily of cash flows from its oil and gas properties and asset-based borrowing supported by its oil and gas reserves. The Company's level of earnings and cash flows depend on many factors, including the price of oil and natural gas and its ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Natural gas prices were unseasonably low during much of 1998 and, due to mild winter conditions, prices eroded further during the first quarter of 1999, resulting in the lowest realized quarterly price since 1995.

     The primary sources of cash for the Company during the first quarter of 1999 were from funds generated from operations and increased borrowings on the revolving credit facility. Primary uses of cash were funds used in exploration and development expenditures and dividends.

     The Company had a net cash outflow of $0.5 million in the first quarter of 1999. Net cash inflow from operating and financing activities totaled $28.4 million in the current quarter, substantially funding the $28.9 million of capital and exploration expenditures.

                                                    THREE MONTHS ENDED MARCH 31,
                                                          1999       1998
                                                         ------     ------
                                                           (In millions)
Cash Flows Provided by Operating Activities............  $ 10.1     $ 29.0
                                                         ======     ======

     Cash flows from operating activities in the 1999 first quarter were lower by $18.9 million compared to the corresponding quarter of 1998 primarily due to lower natural gas prices, higher interest expense and changes in working capital.

                                                    THREE MONTHS ENDED MARCH 31,
                                                          1999       1998
                                                         ------     ------
                                                           (In millions)
Cash Flows Used by Investing Activities................  $ 28.9     $ 34.3
                                                         ======     ======

     Cash flows used by investing activities in the first quarters of 1999 and 1998 were substantially attributable to capital and exploration expenditures of $28.9 million and $34.8 million, respectively. Proceeds from the sale of certain oil and gas properties in the first quarter of 1998 were $0.5 million.

                                                    THREE MONTHS ENDED MARCH 31,
                                                          1999       1998
                                                         ------     ------
                                                           (In millions)
Cash Flows Provided by Financing Activities............  $ 18.3     $  7.1
                                                         ======     ======

     Cash flows provided by financing activities were primarily increases in borrowings on the Company's revolving credit facility in 1999 and 1998, used to partially fund capital and exploration expenditures.

     Under the Company's revolving credit facility, the available credit line, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the bank's petroleum engineer) and other assets. The revolving term of the credit facility runs to December 2003. Management believes that the Company has the ability to finance, if necessary, its capital requirements, including acquisitions.

     The Company's 1999 interest expense is projected to be approximately $27 million. In May 1999, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on the Company's balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings on the revolving credit facility.

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

     The Company has begun making the necessary modifications to its computer systems and embedded microprocessors in preparation for the Year 2000. This project is on schedule and the Company believes that the total related costs will be approximately $2.1 million, funded by cash from operations or borrowings on the revolving credit facility, when completed in 1999. Of the total project cost, $1.8 million is attributable to the purchase of new software and equipment that will be capitalized. The remaining $0.3 million is being expensed and is not expected to have a material impact on the Company's financial position or operating results. To date, the Company has incurred $0.2 million of expense, all recorded in 1998, and $1.0 million in capital cost, $0.8 million of which was incurred this quarter.

     The Company has begun reviewing the compliance of field equipment including compressor stations, gas control systems and data logging equipment. Most equipment reviewed was found to be compliant, and, where necessary, microprocessor chip replacements are scheduled to be completed by the end of the second quarter of 1999 at a cost of less than $0.1 million.

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

     The Company has an internal committee that not only identifies and responds to these issues, but also is developing a contingency plan in the event that a significant problem arises after the turn of the century. Management expects the contingency plan to be substantially complete by mid 1999. Additionally, the Company has engaged outside consultants to review the Company's plans and provide feedback relating to the status of the plan implementation. At this time, the Company does not anticipate that the arrival of the Year 2000 will materially impact its financial position or results of operations.

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

     CAPITALIZATION

     Capitalization information on the Company is as follows:

                                                      MARCH 31,    DECEMBER 31,
                                                        1999          1998
                                                      -------       -------
                                                          (In millions)

Long-Term Debt......................................  $ 347.0       $ 327.0
Current Portion of Long-Term Debt...................     16.0          16.0
                                                      -------       -------
  Total Debt........................................  $ 363.0       $ 343.0
                                                      -------       -------

Stockholders' Equity
 Common Stock (net of Treasury Stock)...............    122.2         126.0
 Preferred Stock....................................     56.7          56.7
                                                      -------       -------
   Total............................................    178.9         182.7
                                                      -------       -------

Total Capitalization................................  $ 541.9       $ 525.7
                                                      =======       =======
Debt to Capitalization..............................     67.0%         65.2%

     During the first quarter of 1999, the Company paid dividends of $1.0 million on the Common Stock and $0.9 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending March 31, 1999, to be paid May 28, 1999 to shareholders of record as of May 21, 1999.

     During  the first  quarter  of 1999,  debt has  increased  $20  million  to
partially   fund  the   accelerated   drilling   program  and  working   capital
requirements.

     CAPITAL AND EXPLORATION EXPENDITURES

     On an annual basis, the Company generally funds most of its capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budgets such capital expenditures based upon projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                                 THREE MONTHS ENDED MARCH 31,
                                                      1999       1998
                                                     ------     ------
                                                       (In millions)
Capital Expenditures
  Drilling and Facilities..........................  $ 11.6     $ 21.1
  Leasehold Acquisitions...........................     2.2        6.2
  Pipeline and Gathering ..........................     0.4        1.0
  Other............................................     1.7        0.7
                                                     ------     ------
                                                       15.9       29.0
Exploration Expenses...............................     2.4        3.4
                                                     ------     ------
  Total............................................  $ 18.3     $ 32.4
                                                     ======     ======

     Total capital and exploration expenditures in the first quarter of 1999 decreased $14.1 million compared to the same quarter of 1998, primarily as a result of the reduced 1999 drilling program. Additionally, in the first quarter of 1998, the Company made an initial expenditure of $5 million related to the evaluation of acreage as part of its joint exploration program in Southern Louisiana with Union Pacific Resources Group, Inc.

     The Company has a $44.9 million capital and exploration expenditures budget for 1999 which includes $24.5 million for drilling and facilities, $8.9 million for exploration expenses, and $4.5 million for pipelines. In reaction to lower energy commodity prices, the 1999 budgeted capital and exploration expenditures are down 68% compared to 1998 expenditures after excluding proved property acquisitions. The Company plans to drill 29 gross wells in 1999 compared with 205 gross wells drilled in 1998. The Company will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

GAS PRICE SWAPS

     The Company has entered into limited natural gas swap agreements since December 31, 1998, and, accordingly, there have been no material changes in the Company's open natural gas price swap position.

     At March 31, 1999, the Company had entered into natural gas price swap contracts that remain open as follows:

                                                Swap Purchases
                                   ---------------------------------------------
                                    Volume         Weighted        Unrealized
                                      in            Average        Gain (Loss)
     Period                          MMBtu      Contract Price    ($ Millions)
     ---------------------------------------------------------------------------
     1999                          1,370,000        $1.79            $ .2
     1st Quarter 2000                450,000         2.13             (.1)

CONCLUSION

     The Company's financial results depend upon many factors, particularly the price of natural gas and oil, and its ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first quarter of 1999 was down 16% over the first quarter in 1998. The volatility of natural gas prices in recent years remains prevalent in 1999 with wide price swings in day-to-day trading on the Nymex futures market. Given this continued price volatility, management cannot predict with certainty what pricing levels will be for the remainder of 1999. Because future cash flows are subject to such variables, there can be no assurance that the Company's operations will provide cash sufficient to fully fund its planned capital expenditures.

     The Company believes its capital resources, supplemented, if necessary, with external financing, are adequate to meet its capital requirements.

     The  preceding   paragraph  contains   forward-looking   information.   See
Forward-Looking Information on page 15.

RESULTS OF OPERATIONS

     For the purpose of reviewing  the  Company's  results of  operations,  "Net
Income/(Loss)"   is  defined  as  net  income  or  loss   available   to  common
shareholders.

     SELECTED FINANCIAL AND OPERATING DATA

                                              THREE MONTHS ENDED MARCH 31,
                                                   1999       1998
                                                  ------     ------
                                          (In millions, except where noted)
Net Operating Revenues.........................   $ 35.3     $ 40.8
Operating Expenses.............................     32.4       30.1
Operating Income...............................      2.8       10.7
Interest Expense...............................      6.7        4.3
Net Income/(Loss)..............................     (3.3)       3.0
Earnings/(Loss) Per Share - Basic..............   $(0.13)    $ 0.12
Earnings/(Loss) Per Share - Diluted............   $(0.13)    $ 0.12

Natural Gas Production (Bcf)
  Appalachia...................................      5.6        5.1
  West.........................................      7.4        7.6
  Gulf Coast...................................      3.1        2.8
                                                  ------     ------
  Total Company................................     16.1       15.5
                                                  ======     ======

Natural Gas Production Sales Prices ($/Mcf)
  Appalachia...................................   $ 2.25     $ 2.78
  West.........................................   $ 1.71     $ 1.94
  Gulf Coast...................................   $ 1.75     $ 2.24
  Total Company................................   $ 1.91     $ 2.27

Crude/Condensate
  Volume (Mbbl)................................      230        156
  Price ($/Bbl)................................   $11.53     $14.98

Brokered Natural Gas Margin
  Volume (Bcf)..................................    12.7       10.6
  Margin ($/Mcf)................................  $ 0.07     $ 0.13

FIRST QUARTERS OF 1999 AND 1998 COMPARED

     Net Income and Revenues. The Company reported a net loss in the first quarter 1999 of $3.3 million, or $0.13 per share. During the corresponding quarter of 1998, the Company reported net income of $3.0 million, or $0.12 per share. Operating revenues decreased by $5.5 million and operating income decreased by $7.9 million. Natural gas made up 87%, or $30.6 million, of net operating revenue. The decrease in net operating revenues was driven primarily by a 16% decrease in the average natural gas price, offset slightly by a 4% increase in natural gas production as discussed below. Net income and operating income were similarly impacted by the decrease in the average natural gas price.

     Natural gas production  volume in the Appalachian  Region was up 0.5 Bcf to
5.6 Bcf due primarily to new production associated with the 1998 exploration program. Natural gas production volume in the Western Region was down 0.2 Bcf to
7.4 Bcf, primarily due to lower levels of drilling activity in the Anadarko area during 1998. Natural gas production volume in the Gulf Coast Region was up 0.3 Bcf to 3.1 Bcf primarily due to production from the Southern Louisiana properties acquired in December 1998. Production growth in the Gulf Coast Region was reduced as a result of drilling and mechanical difficulties encountered in the Beaurline field in 1998. The production from these wells, interrupted during the middle of the third and fourth quarters due to mechanical failures, averaged
17.5 Mmcf per day for the nine months ended September 30, 1998. Production from certain of the replacement wells commenced in the first quarter with the remaining replacement wells scheduled to be completed in the second quarter. The field's total proved reserves remained substantially intact.

     The average Appalachian natural gas production sales price decreased $0.53 per Mcf, or 19%, to $2.25, decreasing net operating revenues by $3.0 million on
5.6 Bcf of production. In the Western Region, the average natural gas production sales price decreased $0.23 per Mcf, or 12%, to $1.71, decreasing net operating revenues by $1.7 million on 7.4 Bcf of production. In the Gulf Coast Region, the average natural gas production sales price decreased $0.49 per Mcf, or 22%, to $1.75, decreasing net operating revenues by $1.5 million on 3.1 Bcf of production. The overall weighted average natural gas production sales price decreased $0.36 per Mcf, or 16%, to $1.91.

     Although crude oil prices decreased $3.45 per Bbl, or 23%, to $11.53, the effect was offset by a volume increase of 74 Mbbl, or 47%, to 230 Mbbl, resulting in an combined increase to net operating revenues of approximately $0.3 million. The volume increase was largely due to the acquisition of properties in Southern Louisiana in the fourth quarter of 1998.

     The brokered natural gas margin decreased $0.5 million to $0.9 million primarily due to a $0.06 per Mcf decrease in the net margin to $0.07 per Mcf. Offsetting this margin reduction, the quarterly volume of brokered gas increased 20%, or 2.1 Bcf, contributing $0.3 million to revenue.

     Costs and Expenses. Total costs and expenses from operations increased $2.3 million in the first quarter of 1999 compared to the same quarter of 1998. The primary reasons for this fluctuation are as follows:

     - Direct operating expense increased $0.9 million, or 13%, which represents the incremental quarterly cost of operating the Southern Louisiana properties acquired in December 1998.

     - Exploration expense decreased $1.0 million, or 29%, primarily as a result of a reduction in dry hole costs from the 1998 first quarter. The Company recorded expenses related to three dry holes in the first quarter of 1999, compared to five dry holes in the first quarter of 1998.

     - Depreciation, depletion, amortization and impairment expense increased $3.8 million, or 36%, due to the costs associated with the newly acquired Southern Louisiana properties, as well as higher finding costs in 1998 on certain fields in the Gulf Coast Region, largely related to drilling and mechanical difficulties. A 4% increase in total Company natural gas production, including an 11% production increase in the higher cost Gulf Coast Region, accounted for the remaining of the DD&A increase.

     - General and administrative expenses decreased $1.2 million, or 22%, due to cost reductions on certain incentive plans and non-cash stock awards, along with decreases in salaries and wages associated with reduced headcount and in travel and related costs.

     - Taxes other than income decreased $0.2 million, or 4%, due primarily to lower severance taxes as a result of the decrease in oil and gas revenue.

     Interest expense increased $2.5 million as a result of a higher average level of outstanding debt during the first quarter of 1999 when compared to the first quarter of 1998.

     Income tax expense was down $4.0 million due to the comparable decrease in earnings before income tax.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         15.1 - Awareness  letter of independent  accountants.
         27   - Article 5. Financial Data Schedule for
                First Quarter 1999 Form 10-Q

     (b) Reports on Form 8-K
             None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CABOT OIL & GAS CORPORATION
                                             (Registrant)



                             By:    /s/ Ray R. Seegmiller
                                   --------------------------------------------
May 14, 1999                       Ray R. Seegmiller, Chairman of the Board,
                                   Chief Executive Officer and President
                                   (Principal Executive Officer Duly Authorized
                                   to Sign on Behalf of the Registrant)


                             By:    /s/ Paul F. Boling
                                   --------------------------------------------
                                   Paul F. Boling, Vice President - Finance
                                   (Principal Financial Officer)


                             By:    /s/ Henry C. Smyth
                                   --------------------------------------------
                                   Henry C. Smyth, Controller
                                   (Principal Accounting Officer)

                                                                    EXHIBIT 15.1

PricewaterhouseCoopers LLP Awareness Letter


Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549


Re:      Cabot Oil & Gas Corporation
         Registration Statements on Form S-8

We are aware that our report dated May 12, 1999 on our review of the interim consolidated financial statements of Cabot Oil & Gas Corporation as of March 31, 1999, and for the three month period ended March 31, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of Section 7 and 11 of the Act.


                                                PricewaterhouseCoopers LLP

Houston, Texas
May 12, 1999