Form 10-K/A
period 1998-12-31
CABOT OIL & GAS CORP
filed 1999-06-28
CIK 858470

Cabot Oil & Gas Corporation
                                                            15375 Memorial Drive
                                                            Houston, Texas 77079
                                                         Telephone: 281/589-4600
                                                         Facsimile: 281/589-4912

                                  June 25, 1999


Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-K/A
     for the year ended December 31, 1998

Ladies and Gentlemen:

     On behalf of Cabot Oil & Gas Corporation, transmitted herewith for filing under the Securities and Exchange Act of 1934, as amended, is a copy of the Company's December 31, 1998 Form 10-K/A, Amendment No. 1. Pursuant to Rule 302 of Regulation S-T, the Form 10-K/A has been executed by typing the name of the signature.

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


                                   CABOT OIL & GAS CORPORATION




                                   BY: /s/  RAY R. SEEGMILLER
                                       -----------------------------------------
                                       Ray R. Seegmiller, Chairman of the Board,
                                       Chief Executive Officer and President


June 25, 1999