Form 10-Q
period 1999-09-30
CABOT OIL & GAS CORP
filed 1999-11-15
CIK 858470

Cabot Oil & Gas Corporation
                                                            1200 Enclave Parkway
                                                            Houston, Texas 77077
                                                         Telephone: 281/589-4600
                                                         Facsimile: 281/589-4912

November 15, 1999


Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-Q
     for the quarter ending September 30, 1999

Ladies and Gentlemen:

On behalf of Cabot Oil & Gas Corporation, transmitted herewith for filing under the Securities and Exchange Act of 1934, as amended, is a copy of the Company's September 30, 1999 Form 10-Q. Pursuant to Rule 302 of Regulation S-T, the Form 10-Q has been executed by typing the name of the signature.

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



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1999


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


                   1200 Enclave Parkway, Houston, Texas 77077-1607 (Address of principal executive offices including Zip Code)


                                 (281) 589-4600
                         (Registrant's telephone number)


                   15375 Memorial Drive, Houston, Texas 77079
              (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                      No [_]


     As of October 29, 1999, there were 25,073,016 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

================================================================================

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Part I.  Financial Information                                              Page

    Condensed Consolidated Statement of Operations for the
     Three and Nine Months Ended September 30, 1999 and 1998................  3

    Condensed Consolidated Balance Sheet at September 30, 1999
     and December 31, 1998..................................................  4

    Condensed Consolidated Statement of Cash Flows for the
     Three and Nine Months Ended September 30, 1999 and 1998................  5

    Notes to Condensed Consolidated Financial Statements....................  6

    Independent Accountant's Report on
     Review of Interim Financial Information................................  9

       Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................... 10

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K................................. 20

Signature  ................................................................. 21

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                 1999       1998         1999       1998
                                               --------   --------     --------   --------
NET OPERATING REVENUES
  Natural Gas Production...................... $ 39,508   $ 32,740     $105,466   $105,214
  Crude Oil and Condensate....................    4,805      2,146       11,297      6,394
  Brokered Natural Gas Margin.................      905      1,095        2,844      3,580
  Other.......................................      472      1,405        2,424      4,656
                                               --------   --------     --------   --------
                                                 45,690     37,386      122,031    119,844
OPERATING EXPENSES
  Direct Operations...........................    8,502      7,529       24,111     22,026
  Exploration.................................    2,993      7,195        7,433     13,574
  Depreciation, Depletion and Amortization....   13,797     11,086       41,592     31,169
  Impairment of Unproved Properties...........      696      1,257        2,649      3,064
  General and Administrative..................    4,918      4,919       13,635     16,244
  Taxes Other Than Income.....................    4,767      3,776       12,570     11,610
                                               --------   --------     --------   --------
                                                 35,673     35,762      101,990     97,687
Gain on Sale of Assets........................    4,044         77        5,019        133
                                               --------   --------     --------   --------
INCOME FROM OPERATIONS........................   14,061      1,701       25,060     22,290
Interest Expense..............................    6,506      4,423       19,674     13,256
                                               --------   --------     --------   --------
Income/(Loss) Before Income Taxes.............    7,555     (2,722)       5,386      9,034
Income Tax Expense/(Benefit)..................    3,025     (1,049)       2,338      3,730
                                               --------   --------     --------   --------
NET INCOME/(LOSS).............................    4,530     (1,673)       3,048      5,304

Dividend Requirement on Preferred Stock.......      851        851        2,552      2,551
                                               --------   --------     --------   --------
Net Income/(Loss) Applicable to
  Common Stockholders......................... $  3,679   $ (2,524)    $    496   $  2,753
                                               ========   ========     ========   ========

Basic Earnings/(Loss) Per Share
  Applicable to Common Stockholders........... $   0.15   $  (0.10)    $   0.02   $   0.11

Diluted Earnings/(Loss) Per Share
  Applicable to Common Stockholders........... $   0.15   $  (0.10)    $   0.02   $   0.11

Average Common Shares Outstanding.............   24,757     24,780       24,709     24,764

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                        (In Thousands, Except Share Data)

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                           1999         1998
                                                         --------     --------
ASSETS
Current Assets
 Cash and Cash Equivalents.............................. $  1,465     $  2,200
 Restricted Cash  (Note 3)..............................   36,812           --
 Accounts Receivable....................................   51,414       55,799
 Inventories............................................   11,450        9,312
 Other..................................................    3,508        3,804
                                                         --------     --------
    Total Current Assets................................  104,649       71,115
Properties and Equipment (Successful Efforts Method)....  587,707      629,908
Other Assets............................................    2,361        3,137
                                                         --------     --------
                                                         $694,717     $704,160
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current Portion of Long-Term Debt...................... $ 16,000     $ 16,000
 Accounts Payable.......................................   55,890       66,628
 Accrued Liabilities....................................   18,700       16,406
                                                         --------     --------
    Total Current Liabilities...........................   90,590       99,034
Long-Term Debt..........................................  319,000      327,000
Deferred Income Taxes...................................   92,383       85,952
Other Liabilities.......................................   10,440        9,506
Stockholders' Equity
 Preferred Stock:
    Authorized - 5,000,000  Shares of $.10 Par Value
    Issued and Outstanding - 6% Convertible Redeemable
    Preferred; $50 Stated Value; 1,134,000 Shares
    in 1999 and 1998 (Note 7)...........................      113          113
 Common Stock:
    Authorized - 40,000,000 Shares of $.10 Par Value
    Issued and Outstanding - 25,068,870 Shares and
    24,959,897 Shares in 1999 and 1998, Respectively....    2,507        2,496
 Additional Paid-in Capital.............................  254,191      252,073
 Accumulated Deficit....................................  (70,123)     (67,630)
 Less Treasury Stock, at Cost:
    302,600 Shares in 1999 and 1998.....................   (4,384)      (4,384)
                                                         --------     --------
    Total Stockholders' Equity..........................  182,304      182,668
                                                         --------     --------
                                                         $694,717     $704,160
                                                         ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                      1999       1998        1999       1998
                                                    --------   --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/(Loss)................................ $ 4,530   $(1,673)     $ 3,048    $  5,304
  Adjustment to Reconcile Net Income/(Loss) to
    Cash Provided by Operating Activities
      Depletion, Depreciation and Amortization.....  13,797    11,086       41,592      31,169
      Impairment of Undeveloped Leasehold..........     696     1,257        2,649       3,064
      Deferred Income Taxes........................   7,233       864        6,431       5,442
      Gain on Sale of Assets.......................  (4,044)      (77)      (5,019)       (133)
      Exploration Expense..........................   2,993     7,195        7,433      13,574
      Other........................................     415       105        1,672       1,383
  Changes in Assets and Liabilities
      Accounts Receivable..........................  (7,896)   (2,527)       4,385      13,756
      Inventories..................................  (3,219)   (1,311)      (2,138)     (3,183)
      Other Current Assets.........................     623        50          296      (2,082)
      Other Assets.................................     (55)     (665)         776        (506)
      Accounts Payable and Accrued Liabilities.....  12,167     3,191       (2,386)     (3,135)
      Other Liabilities............................     532       (68)         935        (748)
                                                    -------   -------      -------    --------
        Net Cash Provided by
         Operating Activities......................  27,772    17,427       59,674      63,905
                                                    -------   -------      -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures............................. (19,617)  (25,921)     (60,980)    (94,032)
  Proceeds from Sale of Assets.....................  47,597       283       56,973         953
  Restricted Cash.................................. (36,812)       --      (36,812)         --
  Exploration Expense..............................  (2,993)   (7,195)      (7,433)    (13,574)
                                                    -------   -------      -------    --------
    Net Cash Used by Investing Activities.......... (11,825)  (32,833)     (48,252)   (106,653)
                                                    -------   -------      -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock.............................     467       762        1,384       2,896
  Treasury Stock Transactions......................      --    (4,309)          --      (4,309)
  Increase in Debt.................................  24,000    36,000       90,000     101,000
  Decrease in Debt................................. (39,000)  (17,000)     (98,000)    (51,000)
  Dividends Paid...................................  (1,853)   (1,845)      (5,541)     (5,527)
                                                    -------   -------      -------    --------
    Net Cash Provided/(Used) by
     Financing Activities.......................... (16,386)   13,608      (12,157)     43,060
                                                    -------   -------      -------    --------

Net Increase/(Decrease) in Cash
 and Cash Equivalents..............................    (439)   (1,798)        (735)        312
Cash and Cash Equivalents,
 Beginning of Period...............................   1,904     3,894        2,200       1,784
                                                    -------   -------      -------    --------
Cash and Cash Equivalents,
 End of Period..................................... $ 1,465   $ 2,096      $ 1,465    $  2,096
                                                    =======   =======      =======    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   FINANCIAL STATEMENT PRESENTATION

     During interim periods, Cabot Oil & Gas Corporation follows the same accounting policies used in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. People using financial information produced for interim periods are encouraged to refer to the footnotes in the Annual Report to Stockholders when reviewing interim financial results. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented according to the provisions of SFAS 133. This statement was initially effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective date of SFAS 133," which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We have not yet completed our evaluation of the impact of the provisions of SFAS 133.

2.   PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1999           1998
                                                         ----------     ----------
                                                              (In thousands)
Unproved Oil and Gas Properties......................... $   41,422     $   42,426
Proved Oil and Gas Properties...........................    877,970        921,463
Gathering and Pipeline Systems..........................    123,927        121,999
Land, Building and Improvements.........................      4,176          4,200
Other...................................................     22,589         20,468
                                                         ----------     ----------
                                                          1,070,084      1,110,556
Accumulated Depreciation, Depletion and Amortization....   (482,377)      (480,648)
                                                         ----------     ----------
                                                         $  587,707     $  629,908
                                                         ==========     ==========

3.   RESTRICTED CASH

     Restricted cash consists of cash held in an escrow account as a provision of the tax-deferred exchange transaction in which we sold certain producing assets in the Appalachian Region and purchased certain oil and gas properties in the Rocky Mountains area of the Western Region. In November 1999, after the end of the required waiting period, $28.6 million was withdrawn from this escrow account and used to reduce the balance on our revolving credit facility. We intend to use $8.3 million of the escrowed cash to complete a purchase that we are currently negotiating. This transaction involves oil and gas properties located in the Rocky Mountains area. We expect to close this transaction and terminate the escrow account before year-end.

4.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                               SEPTEMBER 30,  DECEMBER 31,
                                                    1999         1998
                                                  --------     --------
                                                      (In thousands)

Accounts Receivable
 Trade Accounts.................................. $ 42,097     $ 41,397
 Joint Interest Accounts.........................    2,268        6,712
 Insurance Recoveries............................    1,242        5,539
 Current Income Tax Receivables..................    4,513          502
 Other Accounts..................................    1,571        2,123
                                                  --------     --------
                                                    51,691       56,273
Allowance for Doubtful Accounts..................     (277)        (474)
                                                  --------     --------
                                                  $ 51,414     $ 55,799
                                                  ========     ========

Accounts Payable
 Trade Accounts.................................. $ 10,535     $ 13,229
 Natural Gas Purchases...........................   16,410       17,031
 Wellhead Gas Imbalances.........................    2,169        1,945
 Royalty and Other Owners........................   13,083        8,987
 Capital Costs...................................    8,214       20,165
 Dividends Payable...............................      851          851
 Taxes Other Than Income.........................    1,534        1,017
 Drilling Advances...............................      925          900
 Other Accounts..................................    2,169        2,503
                                                  --------     --------
                                                  $ 55,890     $ 66,628
                                                  ========     ========

Accrued Liabilities
 Employee Benefits............................... $  3,155     $  4,479
 Taxes Other Than Income.........................    8,956        7,357
 Interest Payable................................    5,242        2,406
 Other Accrued...................................    1,347        2,164
                                                  --------     --------
                                                  $ 18,700     $ 16,406
                                                  ========     ========

Other Liabilities
 Postretirement Benefits Other Than Pension...... $    644     $    316
 Accrued Pension Cost............................    6,000        4,941
 Taxes Other Than Income and Other...............    3,796        4,249
                                                  --------     --------
                                                  $ 10,440     $  9,506
                                                  ========     ========

5.   LONG-TERM DEBT

     At September 30, 1999, Cabot Oil & Gas Corporation had $187 million outstanding under its revolving credit facility, which provides for an available credit line of $250 million. In November 1999, $28.6 million was withdrawn from the restricted cash account to be used to reduce the outstanding balance. See further discussion in Note 3. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal.

6.   EARNINGS PER SHARE

     Basic earnings per share for the first nine months of the year were based on the year-to-date weighted average shares outstanding of 24,708,807 in 1999 and 24,764,177 in 1998. Diluted earnings/(loss) per share were the same as basic earnings per share in all periods presented. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include both stock awards and stock options, and totaled 352,132 in 1999 and 321,169 in 1998.

7.   PREFERRED STOCK

     In October 1999, we entered into an agreement to repurchase the 1,134,000 shares of our 6% convertible redeemable preferred stock outstanding. The purchase price is $51.6 million plus accrued dividends. We are evaluating a variety of sources from which to fund this transaction. We may sell common stock or use other instruments under our universal shelf registration. The transaction may also take the form of an exchange of the preferred stock for a mutually agreed upon number of Cabot Oil & Gas Corporation common shares. The value of this preferred stock as recorded on our balance sheet is $56.7 million. According to the agreement, this transaction is to be closed by November 1, 2000. Upon repurchase, we intend to retire the preferred stock.

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of operations and cash flows of Cabot Oil & Gas Corporation (the "Company") as of September 30, 1999, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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


                                                      PricewaterhouseCoopers LLP

Houston, Texas
October 21, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

     The following review of operations for the first nine months of 1999 and 1998 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q, and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 1998.

OVERVIEW

     Despite an improvement in realized natural gas prices during the third quarter of 1999, our average price for the first nine months of the year remained below the 1998 level. However, an increase in natural gas and oil production, along with higher oil prices, resulted in a $2.2 million increase in net revenues. The rise in depreciation, depletion and amortization (DD&A) and interest expense, partially offset by the gain on the sale of non-strategic assets, largely contributed to the reduction in net income of $2.3 million from 1998. Operating cash flows were similarly impacted, declining $4.2 million due largely to higher interest expenses and changes in working capital.

     Cabot Oil & Gas drilled 49 gross wells with a success rate of 86% in the first nine months of 1999 compared to 151 gross wells and an 88% success rate in the first nine months of 1998. Total capital expenditures were $61.0 million for the first nine months of 1999, compared to $111.2 million for the comparable period in 1998. We reduced the 1999 capital and exploration expenditures in response to the weak energy price environment in the fourth quarter of 1998 and in early 1999. However, we front-end loaded the 1999 development and exploration plan to maximize production from this year's drilling program and to provide more flexibility to drill more wells should cash flows improve later in the year. Accordingly, we have increased our 1999 capital and exploration expenditure budget by approximately $35 million in response to the improving natural gas prices during the third quarter. For the full year, Cabot Oil & Gas now plans to drill approximately 78 gross wells and spend approximately $80.5 million in capital and exploration expenditures. This is compared to 205 gross wells and $225.9 million of capital and exploration expenditures in 1998, including $70.1 million for the southern Louisiana properties acquired from Oryx Energy Company (the Oryx Acquisition).

     Natural gas  production  was 50.1 Bcf for the first nine months of 1999, up
1.5 Bcf compared to the first nine months of 1998. This production increase was due primarily to production from Oryx Acquisition, as well as new production brought on by the 1998 drilling program of 205 gross (143.7 net) wells.

     During 1999, we entered into several property sales intended to high grade our reserve base. Most recently, in September 1999, we sold Appalachia properties with reserves of 58.8 Bcfe for $46.3 million to Enervest Management Company. Of the proceeds from the divestiture of these non-strategic properties, we used $8.8 million to purchase of proved reserves adjacent to our existing properties in Wyoming's Green River Basin and we withdrew $28.6 million to reduce debt in November 1999. By year-end, we expect to use $8.3 million to fund a purchase of oil and gas assets that we are currently negotiating. However, we have not yet signed a purchase and sale agreement and therefore, it is possible that the transaction may not occur. Additionally, we sold other non-strategic properties in several smaller transactions. In total, the 1999 asset sales resulted in a gain of $5 million. These actions eliminated approximately 22% of our total well count but reduced our production by only 6%, or 13 MMcfe/d. Despite this reduction in well count, we expect the full year production for 1999 to be 5% higher than in 1998.

     Our strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. As a result of unseasonably warm weather, our realized gas price for the first quarter ($1.91 per Mcf) was the lowest quarterly price since 1995. During the second quarter, gas prices began to recover with an average realized gas price of $2.08 per Mcf for the second quarter and rose to $2.32 per Mcf in the third quarter. As of September 30, 1999, the year-to-date average price was $2.10 per Mcf, down 3% from last year. With the continued price volatility experienced in the past several years, there is considerable uncertainty about the future level of natural gas prices.

         We remain focused on our strategies to grow through the drill bit, from synergistic acquisitions and from exploitation of our marketing abilities. We believe these strategies are appropriate in the current industry environment, enabling us to add shareholder value over the long term.

     The  preceding  paragraphs,   discussing  Cabot  Oil  &  Gas  Corporation's
strategic  pursuits  and  goals,  contain   forward-looking   information.   See
Forward-Looking Information on page 19.

FINANCIAL CONDITION

     CAPITAL RESOURCES AND LIQUIDITY

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowing supported by our oil and gas reserves. Our level of earnings and cash flows depend on many factors, including the price of oil and natural gas and our ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Natural gas prices were unseasonably low during much of 1998 and into the first four months of 1999.

     The primary sources of cash for Cabot Oil & Gas Corporation during the first nine months of 1999 were from funds generated from operations and proceeds from the sale of non-strategic oil and gas properties. Primary uses of cash were funds used for exploration and development expenditures and dividends.

     We had net cash outflows of $0.7 million in the nine months ended September 30, 1999. Net cash inflow from operating activities was $59.7 million through September 1999, funding substantially all of the $61.0 million of capital and exploration expenditures. The year-to-date cash proceeds from asset sales of $20.2 million provided funds used to reduce debt and pay dividends. Although we recorded proceeds from the sale of non-strategic properties of $57 million, $36.8 million was placed in escrow as a requirement of a tax-deferred exchange transaction. In this transaction, we sold all of our producing assets in the Clarksburg area of the Appalachian Region. Certain of these sold properties were matched with certain producing assets purchased in the Rocky Mountains area of the Western Region. At September 30, 1999, the escrowed cash is recorded as "Restricted Cash" on our balance sheet. In November 1999, after meeting the requirements of the tax-deferred exchange, $28.6 million was withdrawn from this escrow account to be used to reduce the outstanding balance on our revolving credit agreement. We intend to use the remaining $8.3 million from the escrow account to fund a purchase of certain oil and gas properties by year-end subject to the completion of a purchase and sale agreement.

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           1999       1998
                                                          ------     ------
                                                            (In millions)
Cash Flows Provided by Operating Activities.............. $ 59.7     $ 63.9
                                                          ======     ======

     Cash flows from operating activities in the first nine months of 1999 were lower by $4.2 million compared to the corresponding period of 1998 primarily due to lower natural gas prices, higher interest expense and changes in working capital.

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           1999       1998
                                                          ------     ------
                                                            (In millions)
Cash Flows Used by Investing Activities.................. $ 48.3     $106.7
                                                          ======     ======

     Cash flows used by investing activities in the first nine months of 1999 were attributable to capital and exploration expenditures of $68.4 million, offset by the receipt of $20.2 million in net cash proceeds received from the sale of non-strategic oil and gas properties. Of the $36.8 million in proceeds that remained in escrow at September 30, 1999, $28.6 million was withdrawn in

November to reduce debt, and $8.3 million is intended to be used to purchase certain oil and gas properties in the fourth quarter. Cash flows used by investing activities in the first nine months of 1998 were substantially attributable to capital and exploration expenditures of $107.6 million, offset by the receipt of $1.0 million in proceeds from the sale of certain oil and gas properties.

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           1999       1998
                                                          ------     ------
                                                            (In millions)
Cash Flows Provided (Used) by Financing Activities....... $(12.2)    $ 43.1
                                                          ======     ======

     Cash flows used by financing activities in the first nine months of 1999 were attributable to a decrease in borrowings on our revolving credit facility, combined with the payment of $5.6 million in dividends during the period. In 1998, cash flows provided by financing activities were primarily increases in borrowings on our revolving credit facility, and were used largely to fund capital and exploration expenditures. During the first nine months of 1998, these expenditures included $5 million for leasehold acquisitions as part of Cabot Oil & Gas Corporation's joint exploration program with Union Pacific Resources Group, Inc. as well as $6.6 million for the purchase of 9.3 Bcfe of proved reserves in the Mid-Continent during the second quarter.

     The available credit line under our revolving credit facility with a group of banks is currently $250 million. This amount is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks' petroleum engineer) and other assets. The revolving term of the credit facility runs to December 2003. We believe that we have the ability to finance, if necessary, our capital requirements, including acquisitions.

     Our  interest  expense  for 1999 is  projected  to be  approximately  $25.7 million. In May 2000, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on our balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings under our revolving credit facility.

YEAR 2000 (Y2K)

     Many computer systems have been built using software that processes transactions using two digits to represent the year. This type of software will generally require modifications to function properly with dates after December 31, 1999 or to become Y2K Compliant. The same issue applies to microprocessors embedded in machinery and equipment, such as gas compressors and pipeline meters. The impact of failing to identify those computer systems (operated either by us or by our business partners) that are not Y2K compliant and correct the problem could be significant to our ability to operate and report results, as well as potentially expose us to third-party liability.

     We have begun making the necessary modifications to our computer systems and embedded microprocessors in preparation for the year 2000. This project is on schedule and we believe that the total related costs will be approximately $2.1 million, funded by cash from operations or borrowings on the revolving credit facility, when completed in 1999. Of the total project cost, $1.8 million is attributable to the purchase of new software and equipment that will be capitalized. The remaining $0.3 million is being expensed and is not expected to have a material impact on our financial position or operating results. To date, we have incurred $0.2 million of expense which was all recorded in 1998, and $1.8 million in capital cost, $1.6 million of which was incurred this year.

     We have reviewed the compliance of field equipment including compressor stations, gas control systems and data logging equipment. Most equipment reviewed was found to be compliant, and, where necessary, microprocessor chips were replaced at a total cost of less than $0.1 million.

     Additionally, we have contacted our significant customers and suppliers in order to determine our exposure to their potential failure to become Y2K compliant. Although we are not aware of any Y2K compliance problems with any of our customers or suppliers, there can be no guarantee that the systems of these companies will operate without interruption in the new millennium.

     Cabot Oil & Gas has an internal committee that not only identifies and responds to these issues, but also is developing a contingency plan in the event that a significant problem arises after the turn of the century. Contingency plans for key operational areas have been established and will continue to be reviewed during the fourth quarter. Additionally, we have engaged outside consultants to review our plans and provide feedback relating to the status of the plan implementation. At this time, we do not anticipate that the arrival of the year 2000 will materially impact our financial position or results of operations.

     The project costs and timetable for Y2K compliance are based on our best estimates. In developing these estimates, assumptions were made regarding future events including, among other things, the availability of certain resources and the continued cooperation of our customers and suppliers. Actual costs and timing may differ from our estimates due to unexpected difficulties in obtaining trained personnel, locating and correcting relevant computer code and other factors.

CAPITALIZATION

     Capitalization information on Cabot Oil & Gas is as follows:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  1999           1998
                                                -------        -------
                                                     (In millions)
Long-Term Debt................................. $ 319.0        $ 327.0
Current Portion of Long-Term Debt..............    16.0           16.0
                                                -------        -------
   Total Debt..................................   335.0          343.0
                                                -------        -------

Stockholders' Equity
 Common Stock (Net of Treasury Stock)..........   125.6          126.0
 Preferred Stock...............................    56.7           56.7
                                                -------        -------
   Total.......................................   182.3          182.7
                                                -------        -------

Total Capitalization........................... $ 517.3        $ 525.7
                                                =======        =======
Debt to Capitalization.........................    64.8%          65.2%

     During the first nine months of 1999, we paid dividends of $3.0 million on the Common Stock and $2.6 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending September 30, 1999, to be paid November 26, 1999, to shareholders of record as of November 12, 1999.

     We have entered into an agreement with the holders of our preferred stock to repurchase their preferred shares by November 1, 2000. As outlined in the agreement, the preferred shares that are recorded on our balance sheet for $56.7 million will be repurchased for $51.6 million. If both parties agree, the transaction could also be settled by exchanging a mutually agreed upon number of shares of our common stock for their preferred shares. See Note 7 to the financial statements.

     The decrease in debt was largely attributable to the fact that cash from operations substantially covered cash required for capital expenditures. Therefore, cash proceeds from assets sales were available to reduce the level of debt outstanding.

     CAPITAL AND EXPLORATION EXPENDITURES

     On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations. We budget such capital expenditures based upon our projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                1999        1998
                                               ------      ------
                                                  (In millions)
Capital Expenditures
  Drilling and Facilities..................... $ 32.1      $ 72.0
  Leasehold Acquisitions......................    6.0        12.7
  Pipeline and Gathering .....................    3.0         3.3
  Other.......................................    2.6         1.7
                                               ------      ------
                                                 43.7        89.7
                                               ------      ------
  Proved Property Acquisitions................    9.9         7.9
Exploration Expenses..........................    7.4        13.6
                                               ------      ------
  Total....................................... $ 61.0      $111.2
                                               ======      ======

     Total capital and exploration expenditures in the first nine months of 1999 decreased $50.2 million compared to the same period of 1998, primarily as a result of this year's reduced drilling program. In the third quarter of 1999, we purchased oil and gas properties in the Blue Forest Unit of the Moxa Arch in the Rocky Mountains area. These properties included 18 wells and 10.3 Bcfe of proved reserves. Additionally, in the first quarter of 1998, we made an initial expenditure of $5 million for leasehold acquisitions as part of our joint exploration program with Union Pacific Resources Group, Inc. In the second quarter of 1998, we also purchased 9.3 Bcfe of proved reserves in the Mid-Continent for $6.6 million.

     In reaction to lower energy commodity prices, the 1999 budgeted capital and exploration expenditures are down 53% compared to 1998 expenditures after excluding proved property acquisitions. Since March 31, 1999, our Board of Directors has approved increases in the 1999 capital and exploration expenditures budget from $44.9 million to $80.5 million. This new plan includes $43.5 million for drilling and facilities, $12.2 million for exploration expenses, and $4.2 million for pipelines. Cabot Oil & Gas plans to drill 78 gross wells in 1999 compared with 205 gross wells drilled in 1998. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

     GAS AND OIL PRICE SWAPS

     From time to time, we enter into natural gas swap agreements, a type of derivative instrument, with counterparties to hedge price risk associated with a portion of our production. Under these price swaps, we receive a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index, such as the NYMEX gas futures. Notional quantities of natural gas are used in each price swap, since no physical exchange or delivery of natural gas is involved. During the first nine months of 1999, we fixed the price at an average of $2.32 per MMbtu on quantities totaling 2,420,000 MMbtu, representing 4% of the natural gas production for the period. A loss of $0.4 million was recorded from these price swaps during the first nine months of 1999.

     During the first nine months of 1999, we entered into an oil swap agreement in order to hedge risk on a portion of our production. The notional volume of this transaction was 62,000 barrels at a price of $20.65 per Bbl, which represents less than 9% of our total oil production for the first nine months 1999. Additionally, we have an outstanding swap on 60,000 barrels of our oil production for the month of October at $20.65 per barrel. At September 30, 1999, we had recorded a loss of less than $0.1 million on the closed contract and had an unrealized loss on this open contract of $0.2 million.

     We use price swaps to hedge the natural gas price risk on brokered transactions. Typically, we enter into contracts to broker natural gas at a variable price based on the market index price. However, in some circumstances, some of our customers or suppliers request that a fixed price be stated in the contract. After entering into these fixed price contracts to meet the needs of our customers or suppliers, we may use price swaps to effectively convert these fixed price contracts to market-sensitive price contracts. These price swaps are held by us to their maturity and are not held for trading purposes.

     During the first nine months of 1999, we entered into price swaps with total notional quantities of 2,795,000 MMbtu related to our brokered activities, representing approximately 7% of our total volume of brokered natural gas sold. A gain of less than $0.1 million was recorded from these price swaps during the first nine months of 1999.

     At September 30, 1999, we had open natural gas price swap contracts as follows:

                                             Swap Purchases
                                --------------------------------------------
                                Volume          Weighted         Unrealized
                                  in             Average         Gain (Loss)
Period                           MMBtu       Contract Price     ($ Millions)
----------------------------------------------------------------------------
1999                          3,155,800           $2.59            $ (0.2)
1st Quarter 2000                450,000            2.13              (0.2)

     We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the natural gas that is hedged.

     CONCLUSION

     Our financial results depend upon many factors, particularly the price of natural gas and oil, and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first nine months of 1999 was down 3% over the comparable period of 1998. The volatility of natural gas prices in recent years remains prevalent in 1999 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to such variables, there can be no assurance that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     We believe our capital resources, supplemented with external financing if necessary, are adequate to meet our capital requirements.

     The  preceding  paragraphs  contains   forward-looking   information.   See
Forward-Looking Information on page 19.

RESULTS OF OPERATIONS

     For the purpose of reviewing Cabot Oil & Gas Corporation's results of operations, "Net Income/(Loss)" is defined as net income or loss applicable to common shareholders.


     SELECTED FINANCIAL AND OPERATING DATA


                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,
                                            ---------------     ----------------
                                             1999     1998       1999      1998
                                            ------   ------     ------    ------
                                              (In millions, except where noted)
Net Operating Revenues..................... $ 45.7   $ 37.4     $122.0    $119.8
Operating Expenses.........................   35.7     35.8      102.0      97.7
Operating Income...........................   14.1      1.7       25.1      22.3
Interest Expense...........................    6.5      4.4       19.7      13.3
Net Income/(Loss)..........................    3.7     (2.5)       0.5       2.8
Earnings/(Loss) Per Share - Basic.......... $ 0.15   $(0.10)    $ 0.02    $ 0.11
Earnings/(Loss) Per Share - Diluted........ $ 0.15   $(0.10)    $ 0.02    $ 0.11

Natural Gas Production (Bcf)
     Gulf Coast............................    4.2      2.7       11.7       9.0
     West..................................    7.6      7.9       22.3      23.0
     Appalachia............................    5.3      5.9       16.1      16.6
                                            ------   ------     ------    ------
     Total Company.........................   17.1     16.5       50.1      48.6

Natural Gas Production Sales Prices ($/Mcf)
     Gulf Coast............................ $ 2.49   $ 2.07     $ 2.17    $ 2.21
     West.................................. $ 2.14   $ 1.79     $ 1.91    $ 1.90
     Appalachia............................ $ 2.43   $ 2.19     $ 2.33    $ 2.51
     Total Company......................... $ 2.32   $ 1.98     $ 2.10    $ 2.16

Crude/Condensate
     Volume (MBbl).........................    237      174        705       471
     Price ($/Bbl)......................... $20.23   $12.35     $16.04    $13.58

Brokered Natural Gas Margin
     Volume (Bcf)..........................   13.8     10.4       36.7      29.8
     Margin ($/Mcf)........................ $ 0.07   $ 0.10     $ 0.08    $ 0.12

     THIRD QUARTERS OF 1999 AND 1998 COMPARED

     NET INCOME AND REVENUES. We reported net income in the third quarter 1999 of $3.7 million, or $0.15 per share. During the corresponding quarter of 1998, we reported a net loss of $2.5 million, or $0.10 per share. Operating revenues increased by $8.3 million, or 22%, while operating income increased by $12.4 million. Natural gas production made up 86%, or $39.5 million, of net operating revenue. A 17% increase in the average natural gas price and a 64% increase in our average oil price drove the increase in net operating revenues. The improvements in commodity prices similarly impacted net income and operating income as did the $4.0 million gain on the sale of non-strategic properties.

     Natural gas  production  volume in the Gulf Coast  Region was up 1.5 Bcf to
4.2 Bcf primarily due to production from the December 1998 Oryx Acquisition and recent discoveries in the Kacee field in South Texas. Natural gas production volume in the Western Region was down 0.3 Bcf to 7.6 Bcf, primarily due to lower levels of drilling activity in the Mid-Continent area during 1998 and 1999. Natural gas production volume in the Appalachian Region was down 0.6 Bcf to 5.3 Bcf, as a result of a decrease in drilling activity in the region in 1999.

     In the Gulf Coast Region, the average natural gas production sales price increased $0.42 per Mcf, or 20%, to $2.49, increasing net operating revenues by $1.8 million on 4.2 Bcf of production. In the Western Region, the average natural gas production sales price increased $0.35 per Mcf, or 20%, to $2.14, increasing net operating revenues by $2.7 million on 7.6 Bcf of production. The average Appalachian natural gas production sales price increased $0.24 per Mcf, or 11%, to $2.43, increasing net operating revenues by $1.3 million on 5.3 Bcf of production. The overall weighted average natural gas production sales price increased $0.34 per Mcf, or 17%, to $2.32.

     The volume of crude oil sold in the third quarter of the year increased by 63 Mbbl, or 36%, to 237 Mbbl, increasing net operating revenues by $0.8 million. The volume increase was largely due to production from the Oryx Acquisition. Crude oil prices increased $7.88 per Bbl, or 64%, to $20.23, resulting in an increase to net operating revenues of approximately $1.9 million.

     The brokered natural gas margin decreased $0.2 million to $0.9 million primarily due to a $0.03 per Mcf, or $0.5 million, decrease in the net margin to $0.07 per Mcf. Offsetting this margin reduction, the quarterly volume of brokered gas increased 32%, or 3.4 Bcf, contributing $0.3 million to revenue.

     Other net operating revenues decreased $0.9 million to $0.5 million due primarily to a reduction in revenues from the monetized value of the Section 29 tax credits on certain tight sands wells and lower sales of natural gas liquids.

     Costs and Expenses. Total costs and expenses from operations decreased $0.1 million in the third quarter of 1999 compared to the same quarter of 1998. The primary reasons for this fluctuation are as follows:

     - Direct operating expense increased $1.0 million, or 13%, as a result of the incremental cost of operating the properties from the December 1998 Oryx Acquisition.

     - Exploration expense decreased $4.2 million, or 58%, primarily as a result of a reduction in dry hole costs from the 1998 third quarter. Although both the third quarters of 1998 and 1999 included three exploratory dry holes, the costs associated with these wells were much higher in 1998. The 1999 dry holes were lower-cost Appalachian wells, while the 1998 wells included a $2.3 million Gulf Coast dry hole.

     - Depreciation, depletion, amortization (DD&A) and impairment expense increased $2.1 million, or 17%, due to the costs associated with the Oryx Acquisition, as well as higher finding costs in 1998 on certain fields in the Gulf Coast Region, largely related to drilling and mechanical difficulties. A 5% increase in our total natural gas equivalent production, including a 74% production increase in the higher cost Gulf Coast Region, is the other major component of the DD&A increase.

     - Taxes other than income increased $1.0 million, or 26%, due largely to severance tax increases related to both higher realized commodity prices and higher production levels in the third quarter of 1999.

     Interest expense increased $2.1 million as a result of a higher average level of outstanding debt during the third quarter of 1999 when compared to the third quarter of 1998, primarily due to debt incurred for the Oryx Acquisition.

     Income tax expense was up $4.1 million due to the comparable increase in earnings before income tax.

     Gains on the sale of assets totaled $4.0 million in the third quarter of 1999 compared to $0.1 million in the third quarter of 1998. These gains were the result of the non-strategic asset divestitures, primarily the sale of the Clarksburg properties in the Appalachian Region to Enervest.

     NINE MONTHS OF 1999 AND 1998 COMPARED

     NET INCOME AND REVENUES. We reported net income in the first nine months of 1999 of $0.5 million, or $0.02 per share. During the corresponding period of 1998, we reported net income of $2.8 million, or $0.11 per share. Operating income increased $2.8 million, or 12%, and operating revenues increased $2.2 million, or 2%, in 1999. Natural gas production made up 86%, or $105.5 million, of net operating revenue. The primary cause of the improvement in operating revenues was the $4.9 million rise in crude oil and condensate sales both due to price improvements and production volume increases, partially offset by the decline in other revenues. Operating income was similarly impacted by these revenue changes as well as by the $5.0 million gain realized on the sale of certain non-strategic properties and a $10.0 million increase in DD&A expense. In addition, net income was further reduced by a $6.4 million increase in interest expense.

     Natural gas production volume in the Gulf Coast Region was up 2.7 Bcf, or 30%, to 11.7 Bcf primarily due to production from the Oryx Acquisition and recent discoveries in the Kacee field in South Texas. Natural gas production volume in the Western Region was down 0.7 Bcf to 22.3 Bcf due primarily lower levels of drilling activity in the Mid-Continent area during 1998 and into 1999. Natural gas production volume in the Appalachian Region was down 0.5 Bcf to 16.1 Bcf, as a result of a decrease in drilling activity in the region in 1999.

     The average Gulf Coast natural gas production sales price decreased $0.04 per Mcf, or 2%, to $2.17, decreasing net operating revenues by approximately $0.5 million. In the Western Region, the average natural gas production sales price increased $0.01 per Mcf, or 1%, to $1.91, increasing net operating revenues by approximately $0.2 million. The average Appalachian natural gas production sales price decreased $0.18 per Mcf, or 7%, to $2.33, decreasing net operating revenues by approximately $2.9 million. The overall weighted average natural gas production sales price decreased $0.06 per Mcf, or 3%, to $2.10.

     The volume of crude oil sold in the first nine months of the year increased by 234 Mbbl, or 50%, to 705 Mbbl, increasing net operating revenues by $3.2 million. The volume increase was largely due to production from the Oryx Acquisition. Crude oil prices increased $2.46 per Bbl, or 18%, to $16.04, resulting in an increase to net operating revenues of approximately $1.7 million.

     The brokered natural gas margin decreased $0.7 million to $2.8 million. The primary cause was a $0.04 per Mcf reduction to net margin that resulted in a $1.5 million revenue decrease. Offsetting the effect of the lower margin, was a
6.9 Bcf volume increase, which resulted in a $0.8 million increase in brokered natural gas margin.

     Other net operating revenues decreased $2.2 million to $2.4 million due primarily to a $1.0 million reduction in revenues from the monetized value of the Section 29 tax credits on certain tight sands wells. Additionally, transportation revenue and natural gas liquids sales each declined $0.4 million due to lower activity levels in the first nine months of 1999.

     COSTS AND EXPENSES. Total costs and expenses from operations increased $4.3 million, or 4%, due primarily to the following:

     - Direct operating expense increased $2.1 million, or 10%, as a result of the incremental cost of operating the Oryx Acquisition properties.

     - Exploration expense decreased $6.1 million, or 45%, primarily as a result of a reduction in dry hole costs from the first nine months of 1998. We recorded five dry holes in the first nine months of 1999 compared to nine dry holes in the comparable period of 1998.

     - Depreciation, depletion, amortization and impairment expense increased $10.0 million, or 29%, due to the costs associated with the Oryx
          Acquisition properties, as well as higher finding costs in 1998 on certain fields in the Gulf Coast Region which were largely related to drilling and mechanical difficulties. A 5% increase in our total natural gas equivalent production, including a 46% production increase in the higher finding cost Gulf Coast Region, is the other major component of the DD&A increase.

     - General and administrative expenses decreased $2.6 million, or 16%, due to lower accruals on certain incentive plans and non-cash stock awards, along with decreases in salaries and wages associated with reduced headcount and in travel and related costs.

     Interest expense increased $6.4 million as a result of a higher average level of outstanding debt during the first nine months of 1999 when compared to the first nine months of 1998. The debt increase was primarily due to the debt incurred for the Oryx Acquisition in December 1998 and to partially fund the 1998 drilling program.

     Income tax expense was down $1.4 million due to the comparable decrease in earnings before income tax.

     Gains on the sale of assets totaled $5.0 million for the first nine months of 1999 compared to $0.1 million in the first nine months of 1998. These gains were the result of the non-strategic asset divestitures, primarily the sale of the Clarksburg properties in the Appalachian Region to Enervest in September 1999.


                                      * * *

     FORWARD-LOOKING INFORMATION

     The statements regarding future financial performance and results, market prices, financing and capital activities, including drilling activities and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, and other factors detailed herein and in Cabot Oil & Gas Corporation's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         15.1  - Awareness letter of independent accountants

         27    - Article 5. Financial Data Schedule for
                 Third Quarter 1999 Form 10-Q

     (b) Reports on Form 8-K

         None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CABOT OIL & GAS CORPORATION
                                          (Registrant)



                            By:     /s/ Ray R. Seegmiller
November 15, 1999                  ---------------------------------------------
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


Re:  Cabot Oil & Gas Corporation
     Registration Statements on Form S-8

Commissioners:

We are aware that our report dated October 21, 1999 on our review of the condensed consolidated interim financial statements of Cabot Oil & Gas Corporation (the "Company") as of September 30, 1999, and for the three-month and nine-month periods then ended, and included in the Company's quarterly report on Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994, and Form S-3 filed with the
Securities and Exchange Commission on July 27, 1999. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of
Section 7 and 11 of the Act.


                                          PricewaterhouseCoopers  LLP

Houston, Texas
November 15, 1999