Form 10-Q
period 2000-03-31
CABOT OIL & GAS CORP
filed 2000-05-02
CIK 858470

Cabot Oil & Gas Corporation
                                                            1200 Enclave Parkway
                                                            Houston, Texas 77077
                                                         Telephone: 281/589-4600
                                                         Facsimile: 281/589-4912

May 2, 2000


Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-Q
     for the Quarter Ended March 31, 2000

Ladies and Gentlemen:

     On behalf of Cabot Oil & Gas Corporation, transmitted herewith for filing under the Securities and Exchange Act of 1934, as amended, is a copy of the Company's March 31, 2000 Form 10-Q. Pursuant to Rule 302 of Regulation S-T, the Form 10-Q has been executed by typing the name of the signature.

     This  filing  has  been  effected   through  the  Securities  and  Exchange
Commission's EDGAR electronic filing system.

     Please contact the undersigned at (281) 589-4642 with any questions or statements you may have regarding this filing.

Sincerely,


JILL RIBBECK
Manager, Financial Reporting

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  -------------
                                    FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000


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

                      Yes [X]                      No [_]


     As of April 28, 2000, there were 24,981,394 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

================================================================================

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information

  Item 1.  Financial Statements

      Condensed Consolidated Statement of Operations for the
       Three Months Ended March 31, 2000 and 1999..........................  3

      Condensed Consolidated Balance Sheet at March 31, 2000
       and December 31, 1999...............................................  4

      Condensed Consolidated Statement of Cash Flows for the
       Three Months Ended March 31, 2000 and 1999..........................  5

      Notes to Condensed Consolidated Financial Statements.................  6

      Report of Independent Accountant's Review
       of Interim Financial Information....................................  9

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

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    2000           1999
                                                  --------       --------
NET OPERATING REVENUES
  Natural Gas Production........................  $ 39,086       $ 30,619
  Crude Oil & Condensate........................     4,325          2,650
  Brokered Natural Gas Margin...................     1,451            883
  Other.........................................     4,772          1,128
                                                  --------       --------
                                                    49,634         35,280
OPERATING EXPENSES
  Direct Operations.............................     8,511          7,847
  Exploration...................................     3,233          2,425
  Depreciation, Depletion and Amortization......    12,648         12,979
  Impairment of Unproved Properties.............       960          1,257
  General and Administrative....................     4,887          4,291
  Taxes Other than Income.......................     4,601          3,638
                                                  --------       --------
                                                    34,840         32,437
Gain (Loss) on Sale of Assets...................       (21)             1
                                                  --------       --------
INCOME FROM OPERATIONS..........................    14,773          2,844
Interest Expense................................     5,971          6,718
                                                  --------       --------
Income (Loss) Before Income Taxes...............     8,802         (3,874)
Income Tax Expense (Benefit)....................     3,457         (1,432)
                                                  --------       --------
NET INCOME (LOSS)...............................     5,345         (2,442)
                                                  --------       --------
Dividend Requirement on Preferred Stock.........       851            851
                                                  --------       --------
Net Income (Loss) Applicable to
  Common Stockholders...........................  $  4,494       $ (3,293)
                                                  ========       ========

Basic Earnings (Loss) Per Share
  Applicable to Common..........................  $   0.18       $  (0.13)

Diluted Earnings (Loss) Per Share
  Applicable to Common..........................  $   0.18       $  (0.13)

Average Common Shares Outstanding...............    24,798         24,666

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  (In Thousands

                                                        MARCH 31,  DECEMBER 31,
                                                          2000         1999
                                                        ---------   ---------
ASSETS
Current Assets
 Cash and Cash Equivalents............................. $     836   $   1,679
 Accounts Receivable...................................    49,356      50,391
 Inventories...........................................     4,928      10,929
 Other.................................................     2,289       3,641
                                                        ---------   ---------
   Total Current Assets................................    57,409      66,640
Properties and Equipment,
  Net (Successful Efforts Method)......................   592,244     590,301
Other Assets...........................................     2,439       2,539
                                                        ---------   ---------
                                                        $ 652,092   $ 659,480
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current Portion of Long-Term Debt..................... $  16,000   $  16,000
 Accounts Payable......................................    52,478      56,551
 Accrued Liabilities...................................    20,321      17,387
                                                        ---------   ---------
   Total Current Liabilities...........................    88,799      89,938
Long-Term Debt.........................................   262,000     277,000
Deferred Income Taxes..................................    97,613      95,012
Other Liabilities......................................    12,232      11,034
Stockholders' Equity
 Preferred Stock:
   Authorized -- 5,000,000 Shares of $.10 Par Value
   Issued and Outstanding - 6% Convertible Redeemable
   Preferred; $50 Stated Value; 1,134,000 Shares
   in 2000 and 1999....................................       113         113
 Common Stock:
   Authorized -- 40,000,000 Shares of $.10 Par Value
   Issued and Outstanding - 25,175,596 Shares and
   25,073,660 Shares in 2000 and 1999, Respectively....     2,518       2,507
Additional Paid-in Capital.............................   256,215     254,763
Accumulated Deficit....................................   (63,014)    (66,503)
Less Treasury Stock, at Cost:
   302,600 Shares in 2000 and 1999.....................    (4,384)     (4,384)
                                                        ---------   ---------
   Total Stockholders' Equity..........................   191,448     186,496
                                                        ---------   ---------
                                                        $ 652,092   $ 659,480
                                                        =========   =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2000         1999
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income/(Loss)..................................  $   5,345    $  (2,442)
  Adjustment to Reconcile Net Income (Loss) to Cash
    Provided by Operating Activities:
      Depletion, Depreciation and Amortization.......     12,648       12,979
      Impairment of Undeveloped Leasehold............        960        1,257
      Deferred Income Taxes..........................      2,601       (1,472)
      (Gain) Loss on Sale of Assets..................         21           (1)
      Exploration Expense............................      3,233        2,425
      Other..........................................        517          741
  Changes in Assets and Liabilities:
      Accounts Receivable............................      1,035        8,581
      Inventories....................................      6,002        1,338
      Other Current Assets...........................      1,352          201
      Other Assets...................................        100          626
      Accounts Payable and Accrued Liabilities.......        443      (15,532)
      Other Liabilities..............................      1,178        1,365
                                                       ---------    ---------
         Net Cash Provided by Operating Activities...     35,435       10,066
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures...............................    (18,945)     (26,513)
  Proceeds from Sale of Assets.......................      1,523            1
  Exploration Expense................................     (3,233)      (2,425)
                                                       ---------    ---------
         Net Cash Used by Investing Activities.......    (20,655)     (28,937)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock...............................      1,231          187
  Increase in Debt...................................     27,000       41,000
  Decrease in Debt...................................    (42,000)     (21,000)
  Dividends Paid.....................................     (1,854)      (1,837)
                                                       ---------    ---------
         Net Cash Provided (Used) by
          Financing Activities.......................    (15,623)      18,350
                                                       ---------    ---------

Net Decrease in Cash
 and Cash Equivalents................................       (843)        (521)
Cash and Cash Equivalents,
 Beginning of Period.................................      1,679        2,200
                                                       ---------    ---------
Cash and Cash Equivalents,
 End of Period.......................................  $     836    $   1,679
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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented according to the provisions of SFAS 133. This statement was initially effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective date of SFAS 133," which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the impact of the provisions of SFAS 133.

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                          MARCH 31,  DECEMBER 31,
                                                            2000        1999
                                                         ----------  ----------
                                                             (In thousands)
Unproved Oil and Gas Properties......................... $   35,038  $   32,262
Proved Oil and Gas Properties...........................    912,631     906,852
Gathering and Pipeline Systems..........................    125,163     124,708
Land, Building and Improvements.........................      4,349       4,359
Other...................................................     23,658      23,206
                                                         ----------  ----------
                                                          1,100,839   1,091,387
Accumulated Depreciation, Depletion and Amortization....   (508,595)   (501,086)
                                                         ----------  ----------
                                                         $  592,244  $  590,301
                                                         ==========  ==========

3.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                          MARCH 31,  DECEMBER 31,
                                                            2000        1999
                                                         ----------  ----------
                                                             (In thousands)
Accounts Receivable
 Trade Accounts......................................... $ 44,769     $ 44,739
 Joint Interest Accounts................................    3,552        4,395
 Insurance Recoveries...................................       --        1,177
 Current Income Tax Receivable..........................      111          111
 Other Accounts.........................................    1,218          263
                                                         --------     --------
                                                           49,650       50,685
Allowance for Doubtful Accounts.........................     (294)        (294)
                                                         --------     --------
                                                         $ 49,356     $ 50,391
                                                         ========     ========

                                                          MARCH 31,  DECEMBER 31,
                                                            2000        1999
                                                         ----------  ----------
                                                             (In thousands)
Accounts Payable
 Trade Accounts......................................... $  9,736     $ 12,195
 Natural Gas Purchases..................................   14,481       14,918
 Wellhead Gas Imbalances................................    2,199        2,177
 Royalty and Other Owners...............................   11,740       11,316
 Capital Costs..........................................    8,230       10,103
 Dividends Payable......................................      851          851
 Taxes Other Than Income................................    1,126        1,279
 Drilling Advances......................................    1,290          614
 Other Accounts.........................................    2,825        3,098
                                                         --------     --------
                                                         $ 52,478     $ 56,551
                                                         ========     ========

Accrued Liabilities
 Employee Benefits...................................... $  3,611     $  5,203
 Taxes Other Than Income................................    8,927        8,471
 Interest Payable.......................................    6,040        2,780
 Other Accrued..........................................    1,743          933
                                                         --------     --------
                                                         $ 20,321     $ 17,387
                                                         ========     ========

Other Liabilities
 Postretirement Benefits Other Than Pension............. $    868     $    799
 Accrued Pension Cost...................................    6,422        6,290
 Taxes Other Than Income and Other......................    4,942        3,945
                                                         --------     --------
                                                         $ 12,232     $ 11,034
                                                         ========     ========

4.   LONG-TERM DEBT

     At March 31, 2000, the Company had $130 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal.

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share for the first three months of the year were based on the year-to-date weighted average shares outstanding of 24,797,986 in 2000 and 24,666,431 in 1999. Diluted earnings (loss) per share were the same as basic earnings per share in all periods presented. The diluted earnings (loss) per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include both stock awards and stock options, and totaled 213,525 in 2000 and 171,586 in 1999.

6.   ENVIRONMENTAL LIABILITY

     The EPA notified the Company in February 2000 that it might have potential liability for waste material disposed of at the Casmalia Superfund Site ("Site"), located on a 252-acre parcel in Santa Barbara County, California. Over 10,000 separate parties disposed of waste at the Site while it was operational from 1973 to 1989. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay for the clean-up costs which could total as much as several hundred million dollars. The EPA is also pursuing the owner(s) / operator(s) of the Site to pay for remediation. Documents received with the notification from the EPA indicate that the Company used the site principally to dispose of salt water from two wells over a period from 1976 to 1979.

     The Company has a reserve that it believes to be adequate to cover this potential environmental liability based on its assessment of the most likely outcome of this matter. While the potential impact to the Company may materially affect the quarterly or annual financial results, management does not believe it would materially impact the Company's financial position. The Company will continue to monitor the facts and its assessment of its liability related to this claim.

Report of Independent Accountants

To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and March 31, 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

     We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 11, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                             PricewaterhouseCoopers LLP

Houston, Texas
April 25, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations for the first quarter of 2000 and 1999 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 1999.

OVERVIEW

     In the first quarter of 2000, we realized higher prices for both natural gas and oil. Our net revenues for the quarter increased $14.4 million, or 41%, and net income increased $7.8 million, mainly as a result of this improved price environment. Cash flows were similarly impacted, improving by $25.4 million over last year.

     Our first quarter net income was $4.5 million, or $0.18 per share, including the net benefit resulting primarily from a contract settlement. This selected item increased net income by $1.7 million, or $0.07 per share, in the first quarter of 2000. Excluding this selected item, our first quarter 2000 net income was $2.8 million, or $0.11 per share.

     We drilled 25 gross wells with a success rate of 88% compared to 15 gross wells and an 80% success rate in the first quarter of 1999. For the full year, we plan to drill approximately 110 gross wells and spend approximately $88.9 million in capital and exploration expenditures compared to 73 gross wells and $88.1 million of capital and exploration expenditures in 1999. Total expenditures were $20.3 million for the first quarter of 2000, compared to $18.3 million for the comparable period in 1999.

     Natural gas production was 15.2 Bcf, down 0.9 Bcf compared to the 1999 first quarter. This production decline was due primarily to the sale of non-strategic producing assets in the Appalachian region during the third quarter of 1999.

     Our strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. As a result of unseasonably warm weather during the winter of 1999, our realized gas price for the first quarter of 1999 ($1.91/Mcf) was the lowest quarterly price since 1995. However, in the first quarter of 2000, market conditions had improved significantly and our realized gas price of $2.56/Mcf was the highest first quarter price since 1997. Based on this history of market volatility, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

     We remain focused on our strategies of growth from the drill bit, synergistic acquisitions and the exploitation of our marketing abilities. Management believes that these strategies are appropriate in the current industry environment, enabling Cabot Oil & Gas to add shareholder value over the long-term.

     The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 17.

FINANCIAL CONDITION

     CAPITAL RESOURCES AND LIQUIDITY

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves. The level of earnings and cash flows depend on many factors, including the price of oil and natural gas and our ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season.

     Our primary source of cash during the first quarter of 2000 was from funds generated from operations. Other sources of cash included proceeds from asset sales and the exercise of stock options. Cash was primarily used to fund exploration and development expenditures, to reduce debt and to pay dividends.

     We had a net cash outflow of $0.8 million in the first quarter of 2000. Net cash inflow from operating activities totaled $35.4 million in the current quarter, substantially funding both the $15 million debt reduction and the $22.2 million of capital and exploration expenditures.

                                                    THREE MONTHS ENDED MARCH 31,
                                                          2000       1999
                                                         ------     ------
                                                           (In millions)
Cash Flows Provided by Operating Activities............  $ 35.4     $ 10.1
                                                         ======     ======

     Cash flows from operating activities in the 2000 first quarter were $25.3 million higher than the corresponding quarter of 1999 primarily due to higher natural gas prices, favorable changes in working capital and the cash received on the settlement of a gas contract dispute.

                                                    THREE MONTHS ENDED MARCH 31,
                                                          2000       1999
                                                         ------     ------
                                                           (In millions)
Cash Flows Used by Investing Activities................  $ 20.7     $ 28.9
                                                         ======     ======


     Cash flows used by investing activities in the first quarters of 2000 and 1999 were substantially attributable to capital and exploration expenditures of $22.2 million and $28.9 million, respectively. Proceeds from the sale of certain oil and gas properties in the first quarter of 2000 were $1.5 million.

                                                   THREE MONTHS ENDED MARCH 31,
                                                          2000       1999
                                                         ------     ------
                                                           (In millions)
Cash Flows Provided (Used) by Financing Activities.....  $(15.6)    $ 18.3
                                                         ======     ======

     Cash flows used by financing activities in the first quarter of 2000 included $15 million used to reduce borrowings on our revolving credit facility. In the same period of 1999, cash flows provided by financing activities were primarily increases in borrowings on our revolving credit facility. These funds were used to partially fund capital and exploration expenditures in 1999.

     The available credit line under our revolving credit facility, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the bank's petroleum engineer) and other assets. The revolving term of the credit facility runs to December 2003. Management believes that we have the ability to finance, if necessary, our capital requirements, including acquisitions.

     Our 2000 interest expense is projected to be approximately $23.3 million. In May 2000, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on the balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings on the revolving credit facility.

     CAPITALIZATION

     Capitalization information is as follows:

                                                      MARCH 31,    DECEMBER 31,
                                                        2000          1999
                                                      --------      --------
                                                          (In millions)
Long-Term Debt......................................  $ 262.0       $ 277.0
Current Portion of Long-Term Debt...................     16.0          16.0
                                                      -------       -------
  Total Debt........................................    278.0         293.0
                                                      -------       -------

Stockholders' Equity
 Common Stock (net of Treasury Stock)...............    134.7         129.8
 Preferred Stock....................................     56.7          56.7
                                                      -------       -------
  Total.............................................    191.4         186.5
                                                      -------       -------

Total Capitalization................................  $ 469.4       $ 479.5
                                                      =======       =======
Debt to Capitalization..............................     59.2%         61.1%

     During the first quarter of 2000, we paid dividends of $1.0 million on the Common Stock and $0.9 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of Common Stock was declared for the quarter ending March 31, 2000, to be paid May 26, 2000 to shareholders of record as of May 19, 2000.

     We have entered into an agreement with the holder of our preferred stock to repurchase its preferred shares by November 1, 2000. As outlined in the agreement, the preferred shares, which are recorded on our balance sheet for $56.7 million, will be repurchased for $51.6 million. Cash flow from operations, additional borrowings or proceeds from the sale of equity may be used to fund this transaction. If both parties agree, the transaction could also be settled by exchanging a mutually agreed upon number of shares of our common stock for its preferred shares.

     During the first quarter of 2000, we reduced the balance on our revolving credit facility by $15 million. The increased cash flow from operations in the first quarter of 2000 provided the necessary cash for this debt reduction.

     CAPITAL AND EXPLORATION EXPENDITURES

     On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures based upon projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                                 THREE MONTHS ENDED MARCH 31,
                                                      2000       1999
                                                     ------     ------
                                                       (In millions)
Capital Expenditures
  Drilling and Facilities..........................  $ 15.1     $ 11.6
  Leasehold Acquisitions...........................     0.9        2.2
  Pipeline and Gathering ..........................     0.4        0.4
  Other............................................     0.7        1.7
                                                     ------     ------
                                                       17.1       15.9
Exploration Expenses...............................     3.2        2.4
                                                     ------     ------
  Total............................................  $ 20.3     $ 18.3
                                                     ======     ======

     Total capital and exploration expenditures in the first quarter of 2000 increased $2.0 million compared to the same quarter of 1999, primarily as a result of increased drilling activity.

     We plan to drill 110 gross wells in 2000 compared with 73 gross wells drilled in 1999. This 2000 drilling program includes $88.9 million in total capital and exploration expenditures, up from $88.1 million in 1999. Expected spending in 2000 includes $49.1 million for drilling and facilities and $25.2 million in exploration expenses. In addition to the drilling and exploration program, other 2000 capital expenditures are planned primarily for lease acquisitions and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

     COMMODITY PRICE SWAPS

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas or crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. We did not enter into any natural gas price swaps on our production for the first quarter of 2000. The notional volume of the crude oil swap transactions was 182,000 Bbls at an average price of $22.25 per Bbl, which represents most of our total oil production for the quarter. We did not enter into any fixed price swaps to hedge oil or natural gas production for the first quarter of 1999.

     We also use price swaps to hedge the natural gas price risk on some brokered transactions. Typically, we enter into contracts to broker natural gas at a variable price based on the market index price. However, in some circumstances, some of our customers or suppliers request that a fixed price be stated in the contract. After entering into these fixed price contracts to meet the needs of our customers or suppliers, we may use price swaps to effectively convert these fixed price contracts to market-sensitive price contracts. These price swaps are held by us to their maturity and are not held for trading purposes.

     During the first quarters of 2000 and 1999 we entered into price swaps with total notional quantities of 1,164,800 and 670,000 Mmbtu, respectively, related to our brokered activities representing 8% and 4%, respectively, of our total volume of brokered natural gas sold.

     As of the period ended March 31, 2000, we had open commodity price swap contracts on our brokered activity as follows:

                                              Natural Gas Price Swaps
                                   ---------------------------------------------
                                    Volume         Weighted        Unrealized
                                      in            Average        Gain/(Loss)
Period                               Mmbtu      Contract Price   (in $ millions)
--------------------------------------------------------------------------------
Natural Gas Price Swap on Brokered Transactions
-----------------------------------------------
Second Quarter 2000.................. 300,000       $2.57           $ (0.0)

     Financial derivatives related to natural gas added revenues of $20,000 in the first quarter of 2000 and reduced revenue by $91,000 in the same period of 1999.

     We had open oil price swap contracts on our production at March 31, 2000, as follows:

                                                  Oil Price Swaps
                                      ------------------------------------------
                                      Volume      Weighted         Unrealized
                                        in         Average         Gain/(Loss)
Contract Period                        Bbls     Contract Price   (in $ millions)
--------------------------------------------------------------------------------
Oil Price Swaps on Our Production
---------------------------------
   Second Quarter 2000............. 182,000         $23.08          $(0.6)

     Financial derivatives related to crude oil reduced revenue by $1.2 million during the first quarter of 2000. There were no crude oil price swaps outstanding at March 31, 1999.

     We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

     CONCLUSION

     Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first quarter of 2000 was up 34% over 1999, after declining 16% from the first quarter of 1998 to 1999. The volatility of natural gas prices in recent years remains prevalent in 2000 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

     The  preceding   paragraph  contains   forward-looking   information.   See
Forward-Looking Information on page 17.

RESULTS OF OPERATIONS

     For the purpose of reviewing our results of operations, "Net Income/(Loss)" is defined as net income or loss available to common shareholders.

     SELECTED FINANCIAL AND OPERATING DATA

                                              THREE MONTHS ENDED MARCH 31,
                                                   2000       1999
                                                  ------     ------
                                          (In millions, except where noted)
Net Operating Revenues.........................   $ 35.3     $ 40.8
Net Operating Revenues.........................   $ 49.6     $ 35.3
Operating Expenses.............................     34.8       32.4
Operating Income...............................     14.8        2.8
Interest Expense...............................      6.0        6.7
Net Income (Loss)..............................      4.5       (3.3)
Earnings (Loss) Per Share - Basic..............   $ 0.18     $(0.13)
Earnings (Loss) Per Share - Diluted............   $ 0.18     $(0.13)

Natural Gas Production (Bcf)
  Appalachia...................................      4.5        5.6
  West.........................................      7.3        7.4
  Gulf Coast...................................      3.4        3.1
                                                  ------     ------
  Total Company................................     15.2       16.1
                                                  ======     ======

Natural Gas Production Sales Prices ($/Mcf)
  Appalachia...................................   $ 3.07     $ 2.25
  West.........................................   $ 2.26     $ 1.71
  Gulf Coast...................................   $ 2.55     $ 1.75
  Total Company................................   $ 2.56     $ 1.91

Crude/Condensate
  Volume (Mbbl)................................      195        230
  Price ($/Bbl)................................   $22.19     $11.53

Brokered Natural Gas Margin
  Volume (Bcf).................................     13.9       12.7
  Margin ($/Mcf)...............................   $ 0.10     $ 0.07

     The table below presents the after-tax effect of a selected item on our results of operations for the three months ended March 31, 2000.

(In millions, except per share amounts)              Amount    per share
------------------------------------------------------------------------
Net Income Before Selected Items.................... $ 2.8       $0.11
  Benefit from miscellaneous net revenue (1)........   1.7        0.07
                                                     -----------------
  Net Income........................................ $ 4.5       $0.18
                                                     =================

(1)  Represents net benefit, primarily from a contract settlement.

     This selected item impacted our first quarter financial results. Because it is not a part of our normal business, we have isolated its effect in the table above. This selected item represents miscellaneous net revenue, primarily from the settlement of a natural gas sales contract. There were no selected items in the first quarter of 1999. The discussion below excludes the impact of the selected item.

FIRST QUARTERS OF 2000 AND 1999 COMPARED

     Net Income and Revenues. We reported net income before the selected items in the first quarter of 2000 of $2.8 million, or $0.11 per share. During the corresponding quarter of 1999, we reported a net loss of $3.3 million, or $0.13 per share. Operating revenues increased by $11.5 million and operating income increased by $9.2 million. Natural gas made up 84%, or $39.1 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 34% improvement in the average natural gas price, offset slightly by a 6% decrease in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in the average natural gas price.

     Natural gas production volume in the Gulf Coast region was up 0.3 Bcf, or 10%, to 3.4 Bcf primarily due to production from the Oryx acquisition, and discoveries and development in the Kacee field in south Texas in 1999. Natural gas production volume in the Western region was down 0.1 Bcf to 7.3 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area during 1999. Natural gas production volume in the Appalachian region was down
1.1 Bcf to 4.5 Bcf, as a result of the sale of certain non-strategic assets effective October 1, 1999, and a decrease in drilling activity in the region in 1999. The decline in total natural gas production of 0.9 Bcf, or 6%, reduced revenue by $1.5 million in the first quarter of 2000.

     The average Gulf Coast natural gas production sales price rose $0.80 per Mcf, or 46%, to $2.55, increasing net operating revenues by approximately $2.7 million. In the Western region, the average natural gas production sales price increased $0.55 per Mcf, or 32%, to $2.26, increasing net operating revenues by approximately $3.7 million. The average Appalachian natural gas production sales price increased $0.82 per Mcf, or 36%, to $3.07, increasing net operating revenues by approximately $3.6 million. The overall weighted average natural gas production sales price increased $0.65 per Mcf, or 34%, to $2.56, increasing revenues by $10.0 million.

     Crude oil prices rose $10.66 per Bbl, or 92%, to $22.19, resulting in an increase to net operating revenues of approximately $2.1 million. Our realized oil price was impacted by the $1.2 million revenue reduction that resulted from price swap activity as discussed in the Commodity Price Swaps section of this document. In addition, the volume of crude oil sold in the quarter decreased by 35 Mbbls, or 15%, to 195 Mbbls, reducing net operating revenues by $0.4 million.

     The brokered natural gas margin increased $0.6 million to $1.5 million. The primary cause was a $0.03 per Mcf improvement to net margin that resulted in a $0.5 million revenue increase. Additionally, we realized a 1.2 Bcf volume improvement, resulting in a $0.1 million increase in brokered natural gas margin.

     Excluding the selected item regarding the net settlement on a contract dispute, other net operating revenues increased $0.8 million to $1.9 million. This improvement was a result of changes in activity in the following areas:

     -    Transportation revenue rose $0.6 million.

     -    A  new  natural  gas  liquids  plant  in  Appalachia   contributed  an
          additional $0.4 million.

     - Section 29 revenues decreased slightly due to normal production decline.

         Costs and Expenses. Total costs and expenses from operations increased $2.4 million in the first quarter of 2000 compared to the same quarter of 1999. The primary reasons for this fluctuation are as follows:

     - Direct operating expense increased $0.7 million, or 8%, primarily as a result of costs associated with the expansion of the Gulf Coast regional office, both in staffing and space. Additionally, we accrued approximately $0.3 million for incentive compensation this quarter. In 1999, incentive compensation was accrued largely in the fourth quarter.

     - Exploration expense increased $0.8 million, or 33%, primarily as a result of increases in delay rentals and geological and geophysical expenses in the Gulf Coast region as a result of the increased activity this year on the Continental Land & Fur acreage.

     - Taxes other than income rose $1.0 million, or 26%, as a result of higher commodity prices realized this year.

     - General and administrative costs rose $0.6 million, or 14%, equally as a result of the increased cost associated with our new corporate office space and this period's incentive compensation accrual. In 1999, incentive compensation was accrued largely in the fourth quarter.

     - Depreciation, depletion, amortization and impairment expense decreased $0.6 million, or 4%, due to the decrease in natural gas and oil production this quarter.


     Interest expense decreased $0.7 million as a result of a lower average level of outstanding debt during the first quarter of 2000 when compared to the first quarter of 1999.

     Income tax expense was up $4.9 million due to the comparable increase in earnings before income tax.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         15.1 - Awareness  letter of independent  accountants.
         27   - Article 5. Financial Data Schedule for
                First Quarter 2000 Form 10-Q

     (b) Reports on Form 8-K
             None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CABOT OIL & GAS CORPORATION
                                             (Registrant)



May 2, 2000                  By:    /s/ Paul F. Boling
                                   --------------------------------------------
                                   Paul F. Boling, Vice President - Finance
                                   (Principal Executive Officer Duly Authorized
                                   to sign on Behalf of the Registrant)


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


Re:  Cabot Oil & Gas Corporation
     Registration Statements on Form S-8 and Form S-3

Commissioners:

We are aware that our report dated April 25, 2000 on our review of the interim condensed consolidated financial information of Cabot Oil & Gas Corporation (the "Company") as of and for the three month period ended March 31, 2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993 and May 20, 1994 and Form S-3 filed with the Securities and Exchange Commission on July 27, 1999. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of Section 7 and 11 of the Act.


                                               PricewaterhouseCoopers LLP

Houston, Texas
May 2, 2000