Form 10-K/A
period 1999-12-31
CABOT OIL & GAS CORP
filed 2000-06-28
CIK 858470

Cabot Oil & Gas Corporation
                                                            1200 Enclave Parkway
                                                            Houston, Texas 77077
                                                        Telephone:  281/589-4600
                                                        Facsimile:  281/589-4912

June 28, 2000


Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-K/A
     for the year ending December 31, 1999

Ladies and Gentlemen:

     On behalf of Cabot Oil & Gas Corporation, transmitted herewith for filing under the Securities and Exchange Act of 1934, as amended, is a copy of the Company's December 31, 1999 Form 10-K/A, Amendment No. 1. Pursuant to Rule 302 of Regulation S-T, the Form 10-K/A has been executed by typing the name of the signature.

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

                         Commission File Number 1-10447

                          CABOT OIL & GAS CORPORATION
             (Exact name of registrant as specified in it charter)

                      DELAWARE                 04-3072771
              (State of incorporation)    (IRS Employer ID No.)

    1200 Enclave Parkway, Houston, Texas 77077       (281) 589-4600
     (Address of principal executive office)     (Registrant's telephone)

      The registrant hereby amends the annual report on Form 10-K to include under Part IV, Item 14, a(3) the following:

            EXHIBIT 99.1 - Annual Report on Form 11-K for the Cabot
               Oil & Gas Corporation Savings Investment Plan

                          CABOT OIL & GAS CORPORATION

                     INDEX TO FORM 10-K/A, AMENDMENT NO. 1

                                                                         Page
                                                                         ----
Signature page..........................................................  2

Exhibit 99.1 - Annual Report on Form 11-K for the Cabot
 Oil & Gas Savings Investment Plan

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CABOT OIL & GAS CORPORATION



                                   BY: /s/  PAUL F. BOLING
                                       -----------------------------------------
                                       Paul F. Boling
                                       Vice President, Finance
                                       (Executive Officer Duly Authorized to
                                       Sign on Behalf of Registrant)

June 28, 2000