Form 10-Q
period 2000-06-30
CABOT OIL & GAS CORP
filed 2000-08-09
CIK 858470

Cabot Oil & Gas Corporation
                                                            1200 Enclave Parkway
                                                            Houston, Texas 77077
                                                         Telephone: 281/589-4600
                                                         Facsimile: 281/589-4912

August 9, 2000


Securities & Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:  Cabot Oil & Gas Corporation Form 10-Q
     for the Quarter Ended June 30, 2000

Ladies and Gentlemen:

     On behalf of Cabot Oil & Gas Corporation, transmitted herewith for filing under the Securities and Exchange Act of 1934, as amended, is a copy of the Company's June 30, 2000 Form 10-Q. Pursuant to Rule 302 of Regulation S-T, the Form 10-Q has been executed by typing the name of the signature.

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



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000


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

                      Yes [X]                      No [_]


     As of July 31, 2000, there were 28,946,070 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

================================================================================

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information

  Item 1.  Financial Statements

      Condensed Consolidated Statement of Operations for the
       Three and Six Months Ended June 30, 2000 and 1999...................  3

      Condensed Consolidated Balance Sheet at June 30, 2000
       and December 31, 1999...............................................  4

      Condensed Consolidated Statement of Cash Flows for the
       Three and Six Months Ended June 30, 2000 and 1999...................  5

      Notes to Condensed Consolidated Financial Statements.................  6

      Report of Independent Accountant's Review
       of Interim Financial Information....................................  9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................... 10


Part II.   Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders............. 20

  Item 6.  Exhibits and Reports on Form 8-K................................ 20

Signature  ................................................................ 21

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    JUNE 30,             JUNE 30,
                                              ------------------   ------------------
                                                2000      1999       2000      1999
                                              --------  --------   --------  --------
NET OPERATING REVENUES
  Natural Gas Production..................... $ 38,903  $ 35,339   $ 77,989  $ 65,958
  Crude Oil and Condensate...................    4,649     3,842      8,974     6,492
  Brokered Natural Gas Margin................    1,101     1,056      2,552     1,939
  Other......................................    1,872       824      6,644     1,952
                                              --------  --------   --------  --------
                                                46,525    41,061     96,159    76,341
OPERATING EXPENSES
  Direct Operations - Field & Pipeline ......    9,062     7,762     17,573    15,609
  Exploration................................    4,162     2,015      7,395     4,440
  Depreciation, Depletion and Amortization...   12,464    14,816     25,112    27,795
  Impairment of Unproved Properties..........      963       696      1,923     1,953
  Impairment of Long-Lived Assets............    9,143         0      9,143         0
  General and Administrative.................    5,331     4,426     10,218     8,717
  Taxes Other Than Income....................    4,954     4,165      9,555     7,803
                                              --------  --------   --------  --------
                                                46,079    33,880     80,919    66,317
Gain (Loss) on Sale of Assets................      (26)      974        (47)      975
                                              --------  --------   --------  --------
INCOME FROM OPERATIONS.......................      420     8,155     15,193    10,999
Interest Expense.............................    5,365     6,450     11,336    13,168
                                              --------  --------   --------  --------
Income (Loss) Before Income Taxes............   (4,945)    1,705      3,857    (2,169)
Income Tax Expense (Benefit).................   (1,863)      745      1,594      (687)
                                              --------  --------   --------  --------
NET INCOME (LOSS)............................   (3,082)      960      2,263    (1,482)

Dividend Requirement on Preferred Stock......   (4,600)      850     (3,749)    1,701
                                              --------  --------   --------  --------
Net Income (Loss) Applicable to
  Common Stockholders........................ $  1,518  $    110   $  6,012  $ (3,183)
                                              ========  ========   ========  ========

Basic Earnings (Loss) Per Share
  Applicable to Common Stockholders.......... $   0.05  $     --   $   0.23  $  (0.13)

Diluted Earnings (Loss) Per Share
  Applicable to Common Stockholders.......... $   0.05  $     --   $   0.23  $  (0.13)

Average Common Shares Outstanding.............  26,694    24,702     25,746    24,684

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                  (In Thousands

                                                         JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        ---------   ---------
ASSETS
Current Assets
 Cash and Cash Equivalents............................. $   1,429   $   1,679
 Accounts Receivable...................................    58,167      50,391
 Inventories...........................................     8,312      10,929
 Other.................................................     4,431       3,641
                                                        ---------   ---------
   Total Current Assets................................    72,339      66,640
Properties and Equipment,
  Net (Successful Efforts Method)......................   600,689     590,301
Other Assets...........................................     2,199       2,539
                                                        ---------   ---------
                                                        $ 675,227   $ 659,480
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

 Current Portion of Long-Term Debt..................... $  16,000   $  16,000
 Accounts Payable......................................    71,208      56,551
 Accrued Liabilities...................................    16,391      17,387
                                                        ---------   ---------
   Total Current Liabilities...........................   103,599      89,938
Long-Term Debt.........................................   249,000     277,000
Deferred Income Taxes..................................    95,619      95,012
Other Liabilities......................................    12,721      11,034
Stockholders' Equity
 Preferred Stock:
   Authorized -- 5,000,000 Shares of $.10 Par Value
   Issued and Outstanding - 6% Convertible Redeemable
   Preferred; $50 Stated Value; No Shares in 2000 and
   1,134,000 Shares in 1999............................         0         113
 Common Stock:
   Authorized -- 40,000,000 Shares of $.10 Par Value
   Issued and Outstanding - 29,207,170 Shares and
   25,073,660 Shares in 2000 and 1999, Respectively....     2,921       2,507
Additional Paid-in Capital.............................   278,272     254,763
Accumulated Deficit....................................   (62,521)    (66,503)
Less Treasury Stock, at Cost:
   302,600 Shares in 2000 and 1999.....................    (4,384)     (4,384)
                                                        ---------   ---------
   Total Stockholders' Equity..........................   214,288     186,496
                                                        ---------   ---------
                                                        $ 675,227   $ 659,480
                                                        =========   =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                     ------------------   ------------------
                                                       2000      1999       2000      1999
                                                     --------  --------   --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)................................. $ (3,082) $    960   $  2,263  $ (1,482)
  Adjustment to Reconcile Net Income (Loss) to
    Cash Provided by Operating Activities:
      Depletion, Depreciation and Amortization......   12,464    14,816     25,112    27,795
      Impairment of Undeveloped Leasehold...........      963       696      1,923     1,953
      Impairment of Long-Lived Assets...............    9,143         0      9,143         0
      Deferred Income Taxes.........................   (1,994)      670        607      (802)
      (Gain) Loss on Sale of Assets.................       26      (974)        47      (975)
      Exploration Expense...........................    4,162     2,015      7,395     4,440
      Other.........................................     (262)      516        239     1,257
  Changes in Assets and Liabilities:
      Accounts Receivable...........................   (8,811)    3,700     (7,776)   12,281
      Inventories...................................   (3,385)     (257)     2,617     1,081
      Other Current Assets..........................   (2,142)     (528)      (790)     (327)
      Other Assets..................................      240       206        340       831
      Accounts Payable and Accrued Liabilities......    7,962       978      8,400   (14,553)
      Other Liabilities.............................      488      (962)     1,687       403
                                                     --------  --------   --------  --------
        Net Cash Provided by Operating Activities...   15,772    21,836     51,207    31,902
                                                     --------  --------   --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures..............................  (23,115)  (14,850)   (42,060)  (41,363)
  Proceeds from Sale of Assets......................      258     9,375      1,781     9,376
  Exploration Expense...............................   (4,162)   (2,015)    (7,395)   (4,440)
                                                     --------  --------   --------  --------
        Net Cash Used by Investing Activities.......  (27,019)   (7,490)   (47,674)  (36,427)
                                                     --------  --------   --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common Stock..............................   78,817       729     80,048       916
  Retirement of Preferred Stock.....................  (51,600)        0    (51,600)        0
  Increase in Debt..................................   29,000    25,000     56,000    66,000
  Decrease in Debt..................................  (42,000)  (38,000)   (84,000)  (59,000)
  Dividends Paid....................................   (2,377)   (1,850)    (4,231)   (3,687)
                                                     --------  --------   --------  --------
        Net Cash Provided (Used) by
          Financing Activities......................   11,840   (14,121)    (3,783)    4,229
                                                     --------  --------   --------  --------

Net Increase (Decrease) in Cash
  and Cash Equivalents..............................      593       225       (250)     (296)
Cash and Cash Equivalents,
  Beginning of Period...............................      836     1,679      1,679     2,200
                                                     --------  --------   --------  --------
Cash and Cash Equivalents,
  End of Period..................................... $  1,429  $  1,904   $  1,429  $  1,904
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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented according to the provisions of SFAS 133. This statement was initially effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective date of SFAS 133," which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the impact that the provisions of SFAS 133 will have on its earnings, statements of financial position or cash flows.

     In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This pronouncement amended portions of SFAS 133 and will be applied as necessary with SFAS 133 effective January 1, 2001.

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                           JUNE 30,  DECEMBER 31,
                                                            2000        1999
                                                         ----------  ----------
                                                             (In thousands)
Unproved Oil and Gas Properties......................... $   35,185  $   32,262
Proved Oil and Gas Properties...........................    941,153     906,852
Gathering and Pipeline Systems..........................    126,487     124,708
Land, Building and Improvements.........................      4,352       4,359
Other...................................................     23,825      23,206
                                                         ----------  ----------
                                                          1,131,002   1,091,387
Accumulated Depreciation, Depletion and Amortization....   (530,313)   (501,086)
                                                         ----------  ----------
                                                         $  600,689  $  590,301
                                                         ==========  ==========

3.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                           JUNE 30,  DECEMBER 31,
                                                            2000        1999
                                                         ----------  ----------
                                                             (In thousands)
Accounts Receivable
 Trade Accounts......................................... $ 49,479     $ 44,739
 Joint Interest Accounts................................    6,395        4,395
 Insurance Recoveries...................................    1,913        1,177
 Current Income Tax Receivable..........................      111          111
 Other Accounts.........................................      563          263
                                                         --------     --------
                                                           58,461       50,685
Allowance for Doubtful Accounts.........................     (294)        (294)
                                                         --------     --------
                                                         $ 58,167     $ 50,391
                                                         ========     ========
Accounts Payable
 Trade Accounts......................................... $ 10,390     $ 12,195
 Natural Gas Purchases..................................   21,126       14,918
 Royalty and Other Owners...............................   15,284       11,316
 Capital Costs..........................................   16,361       10,103
 Taxes Other Than Income................................    1,433        1,279
 Drilling Advances......................................    1,323          614
 Dividends Payable......................................        0          851
 Wellhead Gas Imbalances................................    2,256        2,177
 Other Accounts.........................................    3,035        3,098
                                                         --------     --------
                                                         $ 71,208     $ 56,551
                                                         ========     ========

Accrued Liabilities
 Employee Benefits...................................... $  2,976     $  5,203
 Taxes Other Than Income................................    9,691        8,471
 Interest Payable.......................................    2,806        2,780
 Other Accrued..........................................      918          933
                                                         --------     --------
                                                         $ 16,391     $ 17,387
                                                         ========     ========

Other Liabilities
 Postretirement Benefits Other Than Pension............. $  1,009     $    799
 Accrued Pension Cost...................................    6,675        6,290
 Taxes Other Than Income and Other......................    5,037        3,945
                                                         --------     --------
                                                         $ 12,721     $ 11,034
                                                         ========     ========

4.   LONG-TERM DEBT

     At June 30, 2000, the Company had $133 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal.

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share for the second quarter and six months of the year were based on the year-to-date weighted average shares outstanding of 25,746,134 in 2000 and 24,702,075 in 1999. Diluted earnings (loss) per share were the same as basic earnings per share in all periods presented. The diluted earnings (loss) per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include both stock awards and stock options, and totaled 328,425 in 2000 and 271,367 in 1999.

6.   ENVIRONMENTAL LIABILITY

     The EPA notified the Company in February 2000 that it might have potential liability for waste material disposed of at the Casmalia Superfund Site ("Site"), located on a 252-acre parcel in Santa Barbara County, California. Over 10,000 separate parties disposed of waste at the Site while it was operational from 1973 to 1989. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for waste disposal will be expected to pay for the clean-up costs which could total as much as several hundred million dollars. The EPA is also pursuing the owner(s) / operator(s) of the Site to pay for remediation. Documents received with the notification from the EPA indicate that the Company used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. A group of potentially responsible parties, including the Company, are in negotiations with the EPA and have presented the EPA with a counter offer to its settlement offer.

     The Company has a reserve that it believes to be adequate to cover this potential environmental liability based on its assessment of the most likely outcome of this matter. While the potential impact to the Company may materially affect quarterly or annual financial results, management does not believe it would materially impact the Company's financial position. The Company will continue to monitor the facts and its assessment of its liability related to this claim.

7.   WYOMING ROYALTY LITIGATION

     In June 2000, two overriding royalty owners sued the Company in Wyoming State court. The plaintiffs have requested class certification under the Wyoming rules of civil procedure and allege that the Company has deducted impermissible costs of production from royalty payments, which have been made to the plaintiffs and other similarly situated persons. Additionally, the suit claims that the Company has failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties.

     The Company believes that it has substantial defenses to this claim and intends to vigorously assert such defenses. However, the investigation into this claim has only just begun and the Company can not presently determine the likelihood or range of any potential loss.

8.   RETIREMENT OF PREFERRED STOCK

     In May 2000, the Company repurchased all of the then-outstanding shares of preferred stock from the holder for $51.6 million. Since this stock had been recorded at a stated value of $56.7 million on the Company's balance sheet, a $5.1 million negative dividend to preferred stockholders was realized. After this repurchase transaction, the Company retired all shares of preferred stock.

     This transaction was funded by the sale of common stock in a public offering. The Company sold 3.4 million shares to the public at $21.50 per share. After deducting the costs of this transaction, the Company received net proceeds of $71.5 million. After repurchasing the preferred stock, the excess proceeds from this transaction were used to reduce debt on the Company's revolving credit facility.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation (the "Company") as of June 30, 2000 and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2000 and June 30, 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles with generally accepted in the United States.

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

Houston, Texas
July 24, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following review of operations for the first six months of 2000 and 1999 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 1999.

OVERVIEW

     Prices for both natural gas and oil continued to be strong during the second quarter of 2000. Our realized natural gas price for the first half of 2000 was 31% higher than in 1999, and oil prices rose 61% over the same period. Our net revenues for the period increased $19.9 million, or 26%, and net income increased $9.2 million, mainly as a result of this improved price environment and a gain on the repurchase of the outstanding preferred stock reflected as a negative dividend. Operating cash flows were similarly impacted, improving by $19.3 million over last year.

     Our net income for the first half of 2000 was $6.0 million, or $0.23 per share, including the impact of selected, non-recurring items. The after-tax impact of certain of these items includes a contract settlement ($1.7 million benefit), an impairment of long-lived assets ($5.6 million), a negative preferred stock dividend resulting from the repurchase of the preferred stock ($5.1 million benefit), and the costs incurred as a result of closing our Pittsburgh office ($0.6 million). Excluding these selected items, our net income for the first half of 2000 was $5.4 million, or $0.21 per share.

     We drilled 60 gross wells with a success rate of 92% compared to 26 gross wells and an 85% success rate in the first half of 1999. For the full year, we plan to drill 110 gross wells and spend $88.9 million in capital and exploration expenditures compared to 73 gross wells and $88.1 million of capital and exploration expenditures in 1999. Total expenditures were $55.7 million for the first six months of 2000, compared to $34.8 million for the comparable period in 1999.

     Natural gas production was 29.9 Bcf, down 3.2 Bcf compared to the 1999 first half. This production decline was due primarily to the sale of non-strategic producing assets in the Appalachian region during the third quarter of 1999, natural production declines, and delays in bringing on new production in the Gulf Coast region, including the Etouffee wells in south Louisiana.

     Our strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. Market conditions have improved significantly this year and our realized gas price for the first half of 2000 of $2.66/Mcf was the highest we have ever realized. However, during the first half of 1999, our realized gas price ($1.99/Mcf) was the lowest first half price since 1995. Based on this history of market volatility, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

     We remain focused on our strategies of growth from the drill bit, synergistic acquisitions and the exploitation of our marketing abilities. Management believes that these strategies are appropriate in the current industry environment, enabling Cabot Oil & Gas to add shareholder value over the long term.

     The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 19.

FINANCIAL CONDITION

     CAPITAL RESOURCES AND LIQUIDITY

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves. Our level of earnings and cash flows depend on many factors, including the price of oil and natural gas and our ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. During 2000, the commodity market has not followed this historical trend and we have experienced higher than normal summer prices.

     Our primary sources of cash during the first half of 2000 were from funds generated from operations and the sale of common stock, both in a block trade and through stock option exercises. Cash was primarily used to fund exploration and development expenditures, to repurchase preferred stock, to reduce debt and to pay dividends.

     We had a net cash outflow of $0.3 million in the first half of 2000. Net cash inflow from operating activities totaled $51.2 million in the period. When combined with the net proceeds from stock activity of $28.4 million, this cash inflow funded both the $28 million debt reduction and the $49.5 million of capital and exploration expenditures.

                                                     SIX MONTHS ENDED JUNE 30,
                                                          2000       1999
                                                         ------     ------
                                                           (In millions)
Cash Flows Provided by Operating Activities............  $ 51.2     $ 31.9
                                                         ======     ======

     Cash flows from operating activities in the 2000 first half were $19.3 million higher than the corresponding period of 1999 primarily due to higher natural gas prices, favorable changes in working capital and the cash received on the settlement of a gas contract dispute.

                                                      SIX MONTHS ENDED JUNE 30,
                                                          2000       1999
                                                         ------     ------
                                                           (In millions)
Cash Flows Used by Investing Activities................  $ 47.7     $ 36.4
                                                         ======     ======

     Cash flows used by investing activities in the first six months of 2000 and 1999 were substantially attributable to capital and exploration expenditures of $49.5 million and $45.8 million, respectively. Proceeds from the sale of certain oil and gas properties in the first half of 2000 were $1.8 million, and $9.4 million in 1999.

                                                     SIX MONTHS ENDED JUNE 30,
                                                          2000       1999
                                                         ------     ------
                                                           (In millions)
Cash Flows Provided (Used) by Financing Activities.....  $ (3.8)    $  4.2
                                                         ======     ======

     In the first half of 2000, we raised $80 million from the sale of common stock through a public offering and through stock option exercises. Of the proceeds, $51.6 million was used to repurchase all of the then-outstanding shares of our preferred stock. Cash flows used by financing activities in the first half of 2000 also included $28 million used to reduce borrowings on our revolving credit facility, and $4.2 million for the payment of dividends, including the final dividend payment on the preferred stock. In the same period of 1999, cash flows provided by financing activities were primarily increases in borrowings on our revolving credit facility. These funds were used to partially fund capital and exploration expenditures in 1999 and to pay dividends.

     The available credit line under our revolving credit facility, currently $250 million, is subject to adjustment on the basis of the present value (as determined by the banks' petroleum engineer) of estimated future net cash flows from proved oil and gas reserves and other assets. The revolving term of the credit facility ends in December 2003. Management believes that we have the ability to finance, if necessary, our capital requirements, including acquisitions.

     Our 2000 interest expense is projected to be approximately $23.3 million. In May 2001, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on the balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings on the revolving credit facility.

     CAPITALIZATION

     Our capitalization information is as follows:

                                                      JUNE 30,     DECEMBER 31,
                                                        2000          1999
                                                      --------      --------
                                                          (In millions)
Long-Term Debt......................................  $ 249.0       $ 277.0
Current Portion of Long-Term Debt...................     16.0          16.0
                                                      -------       -------
  Total Debt........................................    265.0         293.0
                                                      -------       -------

Stockholders' Equity
 Common Stock (net of Treasury Stock)...............    214.3         129.8
 Preferred Stock....................................      0.0          56.7
                                                      -------       -------
  Total.............................................    214.3         186.5
                                                      -------       -------

Total Capitalization................................  $ 479.3       $ 479.5
                                                      =======       =======
Debt to Capitalization..............................     55.3%         61.1%

     During the first half of 2000, we paid dividends of $2.0 million on the common stock and $2.2 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of common stock was declared for the quarter ending June 30, 2000, to be paid August 25, 2000 to shareholders of record as of August 11, 2000.

     In May 2000, we bought back all of the shares of preferred stock from the holder for $51.6 million. Since this stock had been recorded at a stated value of $56.7 million on our balance sheet, we realized a negative dividend to preferred stockholders of $5.1 million. We received net proceeds of $71.5 million from the sale of 3.4 million shares of common stock in a public offering primarily to fund this transaction. After repurchasing the preferred stock, the excess proceeds were used to reduce debt.

     CAPITAL AND EXPLORATION EXPENDITURES

     On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures based upon projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                                  SIX MONTHS ENDED JUNE 30,
                                                      2000       1999
                                                     ------     ------
                                                       (In millions)
Capital Expenditures
  Drilling and Facilities..........................  $ 37.8     $ 20.8
  Leasehold Acquisitions...........................     3.6        4.7
  Pipeline and Gathering ..........................     1.8        2.0
  Other............................................     0.8        2.3
                                                     ------     ------
                                                       44.0       29.8
                                                     ------     ------
Proved Property Acquisitions.......................     4.3        0.6
Exploration Expenses...............................     7.4        4.4
                                                     ------     ------
  Total............................................  $ 55.7     $ 34.8
                                                     ======     ======

     Total capital and exploration expenditures in the first six months of 2000 increased $20.9 million compared to the same period of 1999, primarily as a result of increased drilling activity.

     We plan to drill 110 gross wells in 2000 compared with 73 gross wells drilled in 1999. This 2000 drilling program includes $88.9 million in total capital and exploration expenditures, slightly up from $88.1 million in 1999. Expected spending in 2000 includes $74.3 million for drilling, facilities and exploration. In addition to the drilling and exploration program, other 2000 capital expenditures are planned primarily for lease acquisitions and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

     COMMODITY PRICE SWAPS

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. We did not enter into any natural gas price swaps on our production for the first half of 2000.

     As of June 30, 2000, we had open natural gas price swap contracts on our production as follows:

                                              Natural Gas Price Swaps
                                   ---------------------------------------------
                                    Volume         Weighted        Unrealized
                                      in            Average        Gain/(Loss)
                                     Mmbtu      Contract Price   (in $ millions)
--------------------------------------------------------------------------------
Natural Gas Price Swap on Our Production
---------------------------------------
Fourth Quarter 2000.................. 325,070       $3.91           $(0.1)
2001................................. 946,205       $3.45           $(0.0)
2002................................. 698,362       $3.31           $ 0.3
2003................................. 436,105       $3.14           $ 0.3

     The notional volume of the crude oil swap transactions was 364,000 Bbls at an average price of $22.67 per Bbl, which represents most of our total oil production for the six months ended June 30, 2000. Financial derivatives related to crude oil reduced revenue by $2.2 million during the first six months of 2000. We had no open oil price swap contracts on our production at June 30, 2000. There were no crude oil price swaps in place for the first half of 1999.

     Currently, we also have a series of price collars in place on a portion of our natural gas production. There are seven collar arrangements that are based on separate regional price indexes. If the index rises above the ceiling price, we pay the counterparty. If the index falls below the floor price, the counterparty will pay us. These collars are in place during the months of April through October 2000. During the second quarter of 2000, these collars covered a total quantity of 4,550,000 Mmbtu, or 28% of our total production for the period. In April and May 2000, the index prices all fell within the price collar and no settlements were made. In June 2000, all of the indexes rose above the ceiling prices, resulting in a $1.8 million reduction to our realized revenue.

     As of June 30, 2000, we had open natural gas price collars on our production as follows:

                                              Natural Gas Price Collars
                                   ----------------------------------------------
                                    Volume         Weighted         Unrealized
                                      in            Average         Gain/(Loss)
                                     Mmbtu    Ceiling/Floor Price  (in $ millions)
---------------------------------------------------------------------------------
Natural Gas Price Collars on Our Production
-------------------------------------------
Third Quarter 2000................... 4,600,000     $3.13/$2.54      $(4.7)
Fourth Quarter 2000.................. 1,550,000     $3.13/$2.54      $(1.5)

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

     During the first six months of 2000 and 1999 we entered into price swaps with total notional quantities of 1,464,800 and 2,180,000 Mmbtu, respectively, related to our brokered activities representing 5% and 10%, respectively, of our total volume of brokered natural gas sold.

     As of June 30, 2000, we had no open commodity price swap contracts on our brokered activity. Financial derivatives related to brokered natural gas reduced revenue by $16,000 in the first half of 2000 and reduced revenue by $37,000 in the same period of 1999.

     We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

     CONCLUSION

     Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first half of 2000 was up 31% over 1999, after declining 12% from the first half of 1998 to 1999. The volatility of natural gas prices in recent years remains prevalent in 2000 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

     The  preceding   paragraph  contains   forward-looking   information.   See
Forward-Looking Information on page 19.

RESULTS OF OPERATIONS

     For the purpose of reviewing our results of operations, "Net Income (Loss)" is defined as net income or loss available to common shareholders.

     SELECTED FINANCIAL AND OPERATING DATA

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                        ----------------      ----------------
                                         2000      1999        2000      1999
                                        ------    ------      ------    ------
                                           (In millions, except where noted)
Net Operating Revenues................. $ 46.5    $ 41.1      $ 96.2    $ 76.3
Operating Expenses.....................   46.1      33.9        80.9      66.3
Operating Income.......................    0.4       8.2        15.2      11.0
Interest Expense.......................    5.4       6.5        11.3      13.2
Net Income (Loss)......................    1.5       0.1         6.0      (3.2)
Earnings (Loss) Per Share - Basic...... $ 0.05    $ 0.00      $ 0.23    $(0.13)
Earnings (Loss) Per Share - Diluted.... $ 0.05    $ 0.00      $ 0.23    $(0.13)

Natural Gas Production (Bcf)
  Gulf Coast...........................    3.0       4.4         6.4       7.5
  West.................................    7.2       7.4        14.5      14.8
  Appalachia...........................    4.5       5.2         9.0      10.8
                                        ------    ------      ------    ------
    Total Company......................   14.7      17.0        29.9      33.1

Natural Gas Production Sales Prices ($/Mcf)
  Gulf Coast........................... $ 3.05    $ 2.16      $ 2.78    $ 1.99
  West................................. $ 2.51    $ 1.86      $ 2.38    $ 1.79
  Appalachia........................... $ 2.63    $ 2.31      $ 2.85    $ 2.28
    Total Company...................... $ 2.66    $ 2.08      $ 2.61    $ 1.99

Crude/Condensate
  Volume (MBbl)........................    205       237         400       467
  Price ($/Bbl)........................ $22.66    $16.20      $22.42    $13.90

Brokered Natural Gas Margin

  Volume (Bcf).........................   11.4      10.2        25.2      22.9
  Margin ($/Mcf)....................... $ 0.10    $ 0.10      $ 0.10    $ 0.08

     The table below presents the after-tax effect of certain selected items on our results of operations for the three- and six-month periods ended June 30, 2000.

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                -------------------    -------------------
                                                Amount    Per Share    Amount    Per Share
                                                ------    ---------    ------    ---------
                                                  (In millions, except per share amounts)
NET INCOME BEFORE SELECTED ITEMS............... $ 2.6      $ 0.10      $ 5.4      $ 0.21
Benefit from miscellaneous net revenue(1)......   0.0        0.00        1.7        0.07
Impairment of long-lived assets ...............  (5.6)      (0.22)      (5.6)       0.22)
Closure of Pittsburgh office ..................  (0.6)      (0.03)      (0.6)      (0.03)
Negative preferred stock dividend..............   5.1        0.20        5.1        0.20
                                                -----      ------      -----      ------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.... $ 1.5      $ 0.05      $ 6.0      $ 0.23
                                                =====      ======      =====      ======

(1)  REPRESENTS NET BENEFIT, PRIMARILY FROM A CONTRACT SETTLEMENT.

     These selected items impacted our financial results. Because they are not a part of our normal business, we have isolated their effect in the table above. These selected items are as follows:

- Miscellaneous net revenue, primarily from the settlement of a natural gas sales contract, was recorded in the first quarter ($1.7 million after tax).

- A $9.1 million impairment ($5.6 million after tax) was recorded on the Beaurline field in south Texas as a result of a casing collapse in two of the field's wells.

- We announced the closure of the regional office in Pittsburgh in May 2000 and recorded costs of $1.0 million ($0.6 million after tax). These costs were recorded in the income statement categories that will receive the future savings benefit ($0.6 million in operations, $0.1 million in exploration and $0.3 million in administration).

- As a result of repurchasing all of the preferred stock at less than the book value, we recorded a $5.1 million negative stock dividend in May 2000.

In the first quarter of 1999, a $1.0 million gain was recorded on the sale of non-strategic assets. Excluding this item, the net loss for the first half of 1999 was $3.8 million, or $0.15 per share. The discussion below excludes the impact of these selected items.

     SECOND QUARTERS OF 2000 AND 1999 COMPARED

     NET INCOME AND REVENUES. We reported net income before the selected items in the second quarter of 2000 of $2.6 million, or $0.10 per share. During the corresponding quarter of 1999, we recorded a net loss excluding the selected item of $0.5 million, or $0.02 per share. Operating revenues increased by $5.4 million and operating income increased by $2.3 million. Natural gas made up 84%, or $38.9 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 28% improvement in the average natural gas price, offset slightly by a 14% decrease in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in the average natural gas price.

     Natural gas production volume in the Gulf Coast region was down 1.4 Bcf, or 32%, to 3.0 Bcf primarily due to delays in bringing on new production, including the Etouffee wells in south Louisiana. Natural gas production volume in the Western region was down 0.2 Bcf, or 3%, to 7.2 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area during 1999. Natural gas production volume in the Appalachian region was down 0.7 Bcf, or 16%, to 4.5 Bcf, as a result of the sale of certain non-strategic assets effective October 1, 1999, and a decrease in drilling activity in the region in 1999. The decline in total natural gas production of 2.3 Bcf, or 14%, reduced revenue by $4.9 million in the second quarter of 2000.

     The average Gulf Coast natural gas production sales price rose $0.89 per Mcf, or 41%, to $3.05, increasing net operating revenues by approximately $2.6 million. In the Western region, the average natural gas production sales price increased $0.65 per Mcf, or 35%, to $2.51, increasing net operating revenues by approximately $4.5 million. The average Appalachian natural gas production sales price increased $0.32 per Mcf, or 14%, to $2.63, increasing net operating revenues by approximately $1.4 million. The overall weighted average natural gas production sales price increased $0.58 per Mcf, or 28%, to $2.66, increasing revenues by $8.5 million. Early in the second quarter, we entered into certain natural gas price collars that limited the benefit we received when natural gas price indexes rose later in the quarter. If these hedges had not been in place for the second quarter, our realized natural gas price would have been $0.12 per Mcf higher.

     Crude oil prices rose $6.46 per Bbl, or 40%, to $22.66, resulting in an increase to net operating revenues of approximately $1.3 million. Our realized oil price was impacted by the $1.0 million revenue reduction that resulted from price swap activity as discussed in the Commodity Price Swaps section of this document. In addition, the volume of crude oil sold in the quarter decreased by 32 Mbbls, or 13%, to 205 Mbbls, reducing net operating revenues by $0.5 million. This decline in volume is largely due to the Gulf Coast, which has been impacted by the delays in new production similar to those for natural gas discussed above.

     Other net operating revenues increased $1.1 million to $1.9 million. This improvement was a result of changes in activity in the following areas:

- A natural gas liquids plant in the Gulf Coast contributed an additional $0.6 million.

- Section 29 revenues were increased by $0.3 million, as we are no longer deferring revenue from non-certified wells. A recent FERC ruling may allow us to certify these wells and take advantage of the related tax credits.

- Revenue from our brine treatment plant in the Appalachian region increased $0.2 million.

     COSTS AND EXPENSES. Excluding the costs incurred in connection with the closure of our Pittsburgh office and the impairment of long-lived assets of $9.1 million, total costs and expenses from operations increased $2.1 million, or 6%, in the second quarter of 2000 compared to the same period of 1999. The primary reasons for this fluctuation are as follows:

- Direct operating expense increased $0.8 million, or 10%, primarily as a result of costs associated with the expansion of the Gulf Coast regional office, both in staffing and office facilities. Additionally, we accrued approximately $0.3 million for incentive compensation this quarter. In 1999, incentive compensation was accrued largely in the fourth quarter.

- Exploration expense increased $2.0 million, or 100%, primarily as a result of a $1.0 million dry hole recorded in June 2000 in the Gulf Coast, $0.3 million in delay rentals incurred as a result of drilling delays in the Gulf Coast and $0.2 for staffing increases in this region. Additionally, $0.3 million in higher geological and geophysical costs were incurred in the Appalachian region.

- Depreciation, depletion, amortization and impairment expense decreased $2.1 million, or 13%, due to the decrease in natural gas and oil production this quarter.

- General and administrative costs rose $0.6 million, or 14%, primarily as a result of legal costs related to certain routine litigation as well as the increased cost associated with our new corporate office space. - Taxes other than income rose $0.8 million, or 19%, as a result of higher commodity prices realized this quarter.

     Interest expense decreased $1.1 million as a result of a lower average level of outstanding debt during the second quarter of 2000 when compared to the second quarter of 1999.

     Income tax expense increased $1.3 million due to the comparable increase in earnings before income tax excluding the selected items.

     SIX MONTHS OF 2000 AND 1999 COMPARED

     NET INCOME AND REVENUES. Excluding the selected items, we reported net income in the first half of 2000 of $5.4 million, or $0.21 per share. During the corresponding half of 1999, we had a net loss of $3.8 million, or $0.15 per share. Operating revenues and operating income increased $17.0 million and $12.4 million, respectively. Natural gas made up 84%, or $78.0 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 31% increase in the average natural gas price, partially offset by a 10% decrease in natural gas production as discussed below. Net income and operating income were similarly impacted by the increase in natural gas prices, but reduced by increases in operating expenses as discussed below.

     Natural gas production volume in the Gulf Coast region was down 1.1 Bcf, or 15%, to 6.4 Bcf primarily due to delays in bringing on new production, including the Etouffee wells in south Louisiana. Natural gas production volume in the Western region was down 0.3 Bcf, or 2%, to 14.5 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area during 1999. Natural gas production volume in the Appalachian region was down 1.8 Bcf, or 17%, to 9.0

Bcf, as a result of the sale of certain non-strategic assets effective October 1, 1999, and a decrease in drilling activity in the region in 1999 and 2000. The decline in total natural gas production of 3.2 Bcf, or 10%, reduced revenue by $6.4 million in the first half of 2000.

     The average Gulf Coast natural gas production sales price rose $0.79 per Mcf, or 40%, to $2.78, increasing net operating revenues by approximately $5.0 million. In the Western region, the average natural gas production sales price increased $0.59 per Mcf, or 33%, to $2.38, increasing net operating revenues by approximately $8.4 million. The average Appalachian natural gas production sales price increased $0.57 per Mcf, or 25%, to $2.85, increasing net operating revenues by approximately $5.0 million. The overall weighted average natural gas production sales price increased $0.62 per Mcf, or 31%, to $2.61, increasing revenues by $18.4 million.

     Crude oil prices increased $8.52 per Bbl, or 61%, to $22.42, resulting in an increase to net operating revenues of approximately $3.4 million. The volume of crude oil sold in the first six months of the year decreased by 67 Mbbl, or 14%, to 400 Mbbl, decreasing net operating revenues by $0.9 million.

     The brokered natural gas margin increased $0.6 million to $2.6 million. The primary cause was a $0.02 per Mcf improvement in net margin that resulted in a $0.4 million revenue increase. Additionally, we experienced a 2.3 Bcf volume increase, which resulted in a $0.2 million increase in brokered natural gas margin.

     Excluding the selected items, other net operating revenues increased $1.9 million to $3.8 million. This improvement was a result of changes in activity in the following areas:

- A natural gas liquids plant in the Gulf Coast contributed an additional $0.6 million and the Appalachian region's plant contributed an additional $0.4 million.

-    Transportation revenue increased $0.6 million,

- Revenue from our brine treatment plant in the Appalachian region increased $0.2 million.

     COSTS AND EXPENSES. Excluding the selected items, total costs and expenses from operations increased $4.5 million, or 7%, due primarily to the following:

- Direct operating expense increased $1.4 million, or 9%, primarily as a result of costs associated with the expansion of the Gulf Coast regional office, both in staffing and office facilities. Additionally, we accrued approximately $0.5 million for incentive compensation during the first half of 2000. In 1999, incentive compensation was accrued largely in the fourth quarter.

- Exploration expense increased $2.8 million, or 64%, as a result of an increase in dry hole costs primarily as a result of one high-cost dry hole in the Gulf Coast this year ($1.0 million). Additionally, delay rental costs increased mainly as a result of drilling delays in the Gulf Coast ($0.8 million), geological and geophysical costs were higher in both the Appalachian and Gulf Coast regions ($0.5 million), and higher costs were incurred as a result of increased staffing in the Gulf Coast region ($0.4 million).

- Depreciation, depletion and amortization expense decreased $2.7 million, or 9%, due to the decrease in natural gas and oil production this quarter.

- General and administrative expenses increased $1.2 million, or 14%, primarily as a result of the increased costs associated with the new corporate headquarters. Additionally, we accrued approximately $0.3 million for incentive compensation during the first half of 2000.

- Taxes other than income rose $1.8 million, or 22%, as a result of higher commodity prices realized this year.

     Interest expense decreased $1.8 million as a result of a lower average level of outstanding debt during the first half of 2000 when compared to the first half of 1999.

     Income tax expense increased $5.1 million due to the comparable increase in earnings before income tax excluding the selected items.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 9, 2000, the Company held its Annual Meeting of Stockholders. In connection with this meeting, the Company's stockholders voted on two matters: the election of four directors and the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. Of the total outstanding shares, 22,918,570, or 91%, were voted. There were no broker nonvotes.

     Shareholders voted to re-elect four directors by the following vote:

     HENRY O. BOSWELL
         Votes cast in favor:              22,743,262
         Votes withheld:                      175,308

     WILLIAM R. ESLER
         Votes cast in favor:              22,740,990
         Votes withheld:                      177,580

     P. DEXTER PEACOCK
         Votes cast in favor:              22,744,223
         Votes withheld:                      174,347

     CHARLES P. SIESS, JR.
         Votes cast in favor:              19,541,221
         Votes withheld:                    3,377,349

     The terms of office of directors Robert F. Bailey, John G.L. Cabot, C. Wayne Nance, Ray R. Seegmiller, Arthur L. Smith and William P. Vititoe continued beyond the meeting date.

     The other item presented for a vote before the stockholders was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants. Of the votes received, 22,899,613 were in favor of the ratification, 17,146 were against, and 1,811 abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         15.1 - Awareness letter of independent accountants.
         27   - Article 5. Financial Data Schedule for
                Second Quarter 2000 Form 10-Q.

     (b) Reports on Form 8-K
             None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CABOT OIL & GAS CORPORATION
                                             (Registrant)



August 9, 2000               By:    /s/ Paul F. Boling
                                   --------------------------------------------
                                   Paul F. Boling, Vice President - Finance
                                   (Principal Executive Officer Duly Authorized
                                   to sign on Behalf of the Registrant)


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

Re:      Cabot Oil & Gas Corporation
         Registration Statements on Form S-8 and Form S-3

Commissioners:

We are aware that our report dated July 24, 2000 on our review of the interim condensed consolidated financial information of Cabot Oil & Gas Corporation (the "Company") as of and for the three and six month periods ended June 30, 2000 and included in the Company's quarterly report on Form 10-Q for the quarter then ended is incorporated by reference in its Registration Statements on Form S-8 filed with the Securities and Exchange Commission on June 23, 1990, November 1, 1993, May 20, 1994 and May 23, 2000 and Form S-3 filed with the Securities and Exchange Commission on July 27, 1999. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the Registration Statement prepared or certified by us within the meanings of
Section 7 and 11 of the Act.

                                    PricewaterhouseCoopers   LLP

Houston, Texas
August 9, 2000