Form 10-Q
period 2000-09-30
CABOT OIL & GAS CORP
filed 2000-10-27
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 2000


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


                  Yes   X                       No ______
                      -----


     As of October 20, 2000, there were 29,014,104 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                                                                Page
                                                                                                              ----

  Item 1.  Financial Statements

     Condensed Consolidated Statement of Operations for the Three and Nine Months
      Ended September 30, 2000 and 1999...................................................................       3

     Condensed Consolidated Balance Sheet at September 30, 2000
      and December 31, 1999...............................................................................       4

     Condensed Consolidated Statement of Cash Flows for the Three and Nine Months
      Ended September 30, 2000 and 1999...................................................................       5

     Notes to Condensed Consolidated Financial Statements.................................................       6

     Report of Independent Accountant's Review of
      Interim Financial Information.......................................................................       9

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................................      10

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K...............................................................      20

Signature.................................................................................................      21

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements
------------------------------

                          CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                              ------------------      ------------------------
                                                 2000      1999              2000       1999
                                               -------   -------           --------   --------
NET OPERATING REVENUES
  Natural Gas Production....................   $45,099   $39,508           $123,088   $105,466
  Crude Oil and Condensate..................     7,593     4,805             16,567     11,297
  Brokered Natural Gas Margin...............     1,230       905              3,782      2,844
  Other.....................................       773       472              7,417      2,424
                                               -------   -------           --------   --------
                                                54,695    45,690            150,854    122,031
OPERATING EXPENSES
  Direct Operations - Field & Pipeline......     8,718     8,502             26,292     24,111
  Exploration...............................     4,691     2,993             12,086      7,433
  Depreciation, Depletion and Amortization..    13,216    13,797             38,329     41,592
  Impairment of Unproved Properties.........       963       696              2,886      2,649
  Impairment of Long-Lived Assets...........         0         0              9,143          0
  General and Administrative................     5,318     4,918             15,536     13,635
  Taxes Other Than Income...................     6,016     4,767             15,570     12,570
                                               -------   -------           --------   --------
                                                38,922    35,673            119,842    101,990
Gain (Loss) on Sale of Assets...............        26     4,044                (21)     5,019
                                               -------   -------           --------   --------
INCOME FROM OPERATIONS......................    15,799    14,061             30,991     25,060
Interest Expense............................     5,709     6,506             17,044     19,674
                                               -------   -------           --------   --------
Income Before Income Taxes..................    10,090     7,555             13,947      5,386
Income Tax Expense..........................     3,953     3,025              5,546      2,338
                                               -------   -------           --------   --------
NET INCOME..................................     6,137     4,530              8,401      3,048

Dividend Requirement on Preferred Stock.....         0       851             (3,749)     2,552
                                               -------   -------           --------   --------
Net Income Available to
   Common Stockholders......................   $ 6,137   $ 3,679           $ 12,150   $    496
                                               =======   =======           ========   ========

Basic Earnings Per Share
   Applicable to Common Stockholders........   $  0.21   $  0.15           $   0.45   $   0.02

Diluted Earnings Per Share
   Applicable to Common Stockholders........   $  0.21   $  0.15           $   0.45   $   0.02

Weighted Average Common Shares Outstanding..    28,976    24,757             26,830     24,709

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (In Thousands, Except Per Share Amounts)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             2000           1999
                                                                           --------       --------
                                                                         (Unaudited)
ASSETS
Current Assets
    Cash and Cash Equivalents......................................       $  2,022       $  1,679
    Accounts Receivable............................................         62,165         50,391
    Inventories....................................................         14,602         10,929
    Other..........................................................          4,685          3,641
                                                                          --------       --------
       Total Current Assets........................................         83,474         66,640
Properties and Equipment, Net (Successful Efforts Method)..........        611,949        590,301
Other Assets.......................................................          1,946          2,539
                                                                          --------       --------
                                                                          $697,369       $659,480
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current Portion of Long-Term Debt..............................       $ 16,000       $ 16,000
    Accounts Payable...............................................         67,041         56,551
    Accrued Liabilities............................................         21,210         17,387
                                                                          --------       --------
       Total Current Liabilities...................................        104,251         89,938
Long-Term Debt.....................................................        260,000        277,000
Deferred Income Taxes..............................................         99,187         95,012
Other Liabilities..................................................         12,865         11,034
Stockholders' Equity
    Preferred Stock:
       Authorized -- 5,000,000 Shares of $.10 Par Value
       Issued and Outstanding - 6% Convertible Redeemable
       Preferred; $50 Stated Value; No Shares Outstanding in 2000
      and 1,134,000 Shares Outstanding in 1999.....................              0            113
    Common Stock:
       Authorized -- 40,000,000 Shares of $.10 Par Value
       Issued and Outstanding - 29,313,704 Shares and
       25,073,660 Shares in 2000 and 1999, Respectively............          2,931          2,507
    Additional Paid-in Capital.....................................        280,063        254,763
    Accumulated Deficit............................................        (57,544)       (66,503)
    Less Treasury Stock, at Cost:
       302,600 Shares in 2000 and 1999.............................         (4,384)        (4,384)
                                                                          --------       --------
       Total Stockholders' Equity..................................        221,066        186,496
                                                                          --------       --------
                                                                          $697,369       $659,480
                                                                          ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        --------------------  ---------------------
                                                          2000       1999        2000       1999
                                                        --------   --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income...........................................  $  6,137   $  4,530   $   8,401   $  3,048
 Adjustment to Reconcile Net Income to
  Cash Provided by Operating Activities:
   Depletion, Depreciation and Amortization...........    13,216     13,797      38,329     41,592
   Impairment of Undeveloped Leasehold................       963        696       2,886      2,649
   Impairment of Long-Lived Assets....................         0          0       9,143          0
   Deferred Income Taxes..............................     3,567      7,233       4,175      6,431
   (Gain) Loss on Sale of Assets......................       (26)    (4,044)         21     (5,019)
   Exploration Expense................................     4,691      2,993      12,086      7,433
   Other..............................................       823        415       1,077      1,672
 Changes in Assets and Liabilities:
   Accounts Receivable................................    (3,997)    (7,896)    (11,774)     4,385
   Inventories........................................    (6,289)    (3,219)     (3,673)    (2,138)
   Other Current Assets...............................      (255)       623      (1,060)       296
   Other Assets.......................................       253        (55)        593        776
   Accounts Payable and Accrued Liabilities...........     3,398     12,167      11,799     (2,386)
   Other Liabilities..................................       146        532       1,831        935
                                                        --------   --------   ---------   --------
     Net Cash Provided by Operating Activities........    22,627     27,772      73,834     59,674
                                                        --------   --------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures.................................   (29,614)   (19,617)    (71,674)   (60,980)
 Proceeds from Sale of Assets.........................       882     47,597       2,663     56,973
 Restricted Cash......................................         0    (36,812)          0    (36,812)
 Exploration Expense..................................    (4,691)    (2,993)    (12,086)    (7,433)
                                                        --------   --------   ---------   --------
  Net Cash Used by Investing Activities...............   (33,423)   (11,825)    (81,097)   (48,252)
                                                        --------   --------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock.................................     1,549        467      81,597      1,384
 Retirement of Preferred Stock........................         0          0     (51,600)         0
 Increase in Debt.....................................    39,000     24,000      95,000     90,000
 Decrease in Debt.....................................   (28,000)   (39,000)   (112,000)   (98,000)
 Dividends Paid.......................................    (1,160)    (1,853)     (5,391)    (5,541)
                                                        --------   --------   ---------   --------
  Net Cash Provided (Used) by Financing Activities....    11,389    (16,386)      7,606    (12,157)
                                                        --------   --------   ---------   --------

Net Increase (Decrease) in Cash and Cash Equivalents..       593       (439)        343       (735)
Cash and Cash Equivalents, Beginning of Period........     1,429      1,904       1,679      2,200
                                                        --------   --------   ---------   --------
Cash and Cash Equivalents, End of Period..............  $  2,022   $  1,465   $   2,022   $  1,465
                                                        ========   ========   =========   ========


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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented according to the provisions of SFAS 133. This statement was initially effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133," which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This pronouncement amended portions of SFAS 133 and will be applied with SFAS 133 effective January 1, 2001.

     Since the issuance of SFAS 133 and SFAS 138, the Company has been modeling the impact on our financial statements. Currently, one cash flow hedge is in place that will remain open as of January 1, 2001 when SFAS 133 becomes effective. Based on the current index price strip, the impact of this hedge at adoption would be to record a Hedge Loss of $0.2 million and a charge to Other Comprehensive Income of $1.7 million. Correspondingly, a Hedge Liability for $1.9 million would be established. These amounts may change as a result in changes in the index prices between now and January 1, 2001.

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2000           1999
                                                                 ----------     ----------
                                                                     (In thousands)
      Unproved Oil and Gas Properties.......................     $   38,660     $   32,262
      Proved Oil and Gas Properties.........................        962,039        906,852
      Gathering and Pipeline Systems........................        127,228        124,708
      Land, Building and Improvements.......................          4,410          4,359
      Other.................................................         24,311         23,206
                                                                 ----------     ----------
                                                                  1,156,648      1,091,387
      Accumulated Depreciation, Depletion and Amortization..       (544,699)      (501,086)
                                                                 ----------     ----------
                                                                 $  611,949     $  590,301
                                                                 ==========     ==========

3.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2000           1999
                                                          -------        -------
                                                             (In thousands)
     Accounts Receivable
      Trade Accounts..............................        $55,690        $44,739
      Joint Interest Accounts.....................          5,021          4,395
      Insurance Recoveries........................          1,571          1,177
      Current Income Tax Receivable...............            111            111
      Other Accounts..............................             92            263
                                                          -------        -------
                                                           62,485         50,685
     Allowance for Doubtful Accounts..............           (320)          (294)
                                                          -------        -------
                                                          $62,165        $50,391
                                                          =======        =======

     Accounts Payable
      Trade Accounts..............................        $14,139        $12,195
      Natural Gas Purchases.......................         11,747         14,918
      Royalty and Other Owners....................         19,862         11,316
      Capital Costs...............................         12,997         10,103
      Taxes Other Than Income.....................          2,117          1,279
      Drilling Advances...........................            888            614
      Dividends Payable...........................              0            851
      Wellhead Gas Imbalances.....................          2,459          2,177
      Other Accounts..............................          2,832          3,098
                                                          -------        -------
                                                          $67,041        $56,551
                                                          =======        =======

     Accrued Liabilities
      Employee Benefits...........................        $ 3,387        $ 5,203
      Taxes Other Than Income.....................         11,005          8,471
      Interest Payable............................          5,410          2,780
      Other Accrued...............................          1,408            933
                                                          -------        -------
                                                          $21,210        $17,387
                                                          =======        =======

     Other Liabilities
      Postretirement Benefits Other Than Pension..        $ 1,223        $   799
      Accrued Pension Cost........................          6,655          6,290
      Taxes Other Than Income and Other...........          4,987          3,945
                                                          -------        -------
                                                          $12,865        $11,034
                                                          =======        =======


4.    LONG-TERM DEBT

      At September 30, 2000, the Company had $144 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal.

5.   EARNINGS PER SHARE

     Basic earnings per share for the third quarter were based on the weighted average shares outstanding of 28,975,578 in 2000 and 24,756,920 in 1999. Basic earnings per share for the nine months of the year were based on the weighted average shares outstanding of 26,830,473 in 2000 and 24,708,807 in 1999.
Diluted earnings per share were the same as basic earnings per share in all periods presented. The diluted earnings per share amounts are based on weighted
average shares outstanding plus common stock equivalents.   Common stock
equivalents include both stock awards and stock options. In the third quarter, common stock equivalents were 246,400 in 2000 and 352,132 in 1999. Full the first nine months, common stock equivalents were 262,783 in 2000 and 326,240 in 1999.


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

     Documents received with the notification from the EPA indicate that the Company used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that the Company violated any laws in the disposal of material at the Site. The EPA's actions stemmed from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site. A group of potentially responsible parties, including the Company, are in negotiations with the EPA and have presented the EPA with a counter offer to its settlement offer.

     The Company has a reserve that it believes to be adequate to cover this potential environmental liability based on its assessment of the most likely outcome of this matter. While the potential impact to the Company may materially affect quarterly or annual financial results, management does not believe it would materially impact the Company's financial position or cash flows. The Company will continue to monitor the facts and its assessment of its liability related to this claim.

7.   WYOMING ROYALTY LITIGATION

     In June 2000, two overriding royalty owners sued the Company in Wyoming
State court.   The plaintiffs have requested class certification under the
Wyoming Rules of Civil Procedure and allege that the Company has deducted impermissible costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that the Company has failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties.

     While the Company believes that it has substantial defenses to this claim and intends to vigorously assert such defenses, however, the investigation into this claim has only just begun and, accordingly, the Company can not presently determine the likelihood or range of any potential loss.

8.   RETIREMENT OF PREFERRED STOCK

     In May 2000, the Company repurchased all of the then-outstanding shares of preferred stock from the holder for $51.6 million. Since this stock had been recorded at a stated value of $56.7 million on the Company's balance sheet, the benefit from a $5.1 million negative dividend to preferred stockholders was included in net income available to common shareholders. After this repurchase transaction, the Company retired all shares of preferred stock.

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

Report of Independent Accountants

To the Board of Directors and Shareholders
Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation (the "Company") as of September 30, 2000 and the related condensed consolidated statements of operations and cash flows for each of the three month and nine month periods ended September 30, 2000 and September 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                      PricewaterhouseCoopers LLP

Houston, Texas
October 24, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
        Results of Operations
        ---------------------

  The following review of operations for the first nine months of 2000 and 1999 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 1999.

Overview

  Market prices for both natural gas and oil continued to strengthen during the third quarter of 2000. Our realized natural gas price for the first nine months of 2000 was 29% higher than in 1999, and oil prices rose 57% over the same period. Our net revenues for the nine-month period increased $28.8 million, or 24%, and net income increased $11.7 million, mainly as a result of this improved price environment and, to a lesser extent, the benefit of the repurchase of the outstanding preferred stock reflected as a negative dividend. Operating cash flows were similarly impacted, improving by $14.2 million over last year.

  Our net income for the first nine months of 2000 was $12.2 million, or $0.45 per share. These results include the impact of non-recurring items. These selected items includes a contract settlement ($1.7 million benefit after tax), an impairment of long-lived assets ($5.6 million after tax), a negative preferred stock dividend resulting from the repurchase of the preferred stock ($5.1 million benefit after tax), and the costs incurred as a result of closing our Pittsburgh office ($0.6 million after tax). Excluding these selected items, our net income for the first nine months of 2000 was $11.5 million, or $0.43 per share.

  We drilled 85 gross wells with a success rate of 88% in the first nine months of 2000 compared to 49 gross wells and an 86% success rate in the first nine months of 1999. We have increased our 2000 capital and exploration expenditure budget by approximately $29 million in response to the improving commodity prices during the year. For the full year, Cabot Oil & Gas now plans to drill 137 gross wells and spend $117.6 million in capital and exploration expenditures compared to 73 gross wells and $88.1 million of capital and exploration expenditures in 1999. Total expenditures were $86.7 million for the first nine months of 2000, compared to $61.0 million for the comparable period in 1999.

  Natural gas production was 45.4 Bcf, down 4.7 Bcf compared to the first nine months of 1999. This production decline was due equally to the sale of non-strategic producing assets in the Appalachian region during the third quarter of 1999, natural production declines, and delays in bringing on new production in the Gulf Coast region, including the Etouffee wells in south Louisiana.

  Our strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. Market conditions have improved significantly this year and our realized gas price for the first nine months of 2000 of $2.71/Mcf was the highest we have ever realized. However, during the first nine months of 1999, our realized gas price ($2.10/Mcf) was the lowest nine-month price since 1995. Based on this history of market volatility, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

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

Financial Condition

  Capital Resources and Liquidity

  Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves.
Our level of earnings and cash flows depend on many factors, including the price of oil and natural gas and our ability to control and reduce costs. Demand for oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. During 2000, the commodity market has not followed this historical trend and we have experienced higher than normal summer and fall prices.

  Our primary sources of cash during the first nine months of 2000 were from funds generated from operations and the sale of common stock, primarily from a block trade along with stock option exercises. Cash was primarily used to fund exploration and development expenditures, to repurchase preferred stock, to reduce debt and to pay dividends.

  We had a net cash inflow of $0.3 million in the first nine months of 2000. Net cash inflow from operating activities totaled $73.8 million in the period. When combined with the net proceeds from stock activity of $30 million, this cash inflow funded both the $17 million debt reduction and the $83.8 million of capital and exploration expenditures.

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2000           1999
                                                                                            ----           ----
                                                                                               (In millions)
Cash Flows Provided by Operating Activities.........................................        $73.8          $59.7
                                                                                            =====          =====

      Cash flows from operating activities in the 2000 first nine months were $14.1 million higher than the corresponding period of 1999 primarily due to higher commodity prices and the cash received on the settlement of a gas contract dispute.

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2000           1999
                                                                                            ----           ----
                                                                                                (In millions)
Cash Flows Used by Investing Activities.............................................        $81.1          $48.3
                                                                                            =====          =====

      Cash flows used by investing activities in the first nine months of 2000 and 1999 were substantially attributable to capital and exploration expenditures of $83.8 million and $68.4 million, respectively. Proceeds from the sale of certain oil and gas properties in the first nine months of 2000 were $2.7 million, and $57.0 million in 1999. Although we had recorded proceeds from the sale of non-strategic properties of $57 million as of September 30, 1999, $36.8 million was placed in escrow as a requirement of a tax-deferred exchange transaction. In this transaction, we sold all of our producing assets in the Clarksburg area of the Appalachian Region. Certain of these sold properties were matched with certain producing assets purchased in the Rocky Mountains area of the Western Region. At September 30, 1999, the escrowed cash is recorded as "Restricted Cash" on our balance sheet. During the fourth quarter of 1999, after meeting the requirements of the tax-deferred exchange, $28.6 million was withdrawn from this escrow account and used to reduce the outstanding balance on our revolving credit agreement. The remaining $8.3 million was withdrawn from the escrow account to fund the purchase of certain oil and gas properties during the fourth quarter of 1999.

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2000           1999
                                                                                            ----           ----
                                                                                               (In millions)
Cash Flows Provided (Used) by Financing Activities..................................          $7.6         $(12.2)
                                                                                              ====        =======

  In the first nine months of 2000, we raised $81.6 million from the sale of common stock through a public offering and through stock option exercises. Of the proceeds, $51.6 million was used to repurchase all of the then-outstanding shares of our preferred stock. Cash flows used by financing activities in the first nine months of 2000 also included $17 million used to reduce borrowings on our revolving credit facility, and $5.4 million for the payment of dividends, including the final dividend payment on the preferred stock. In the same period of 1999, cash flows used by financing activities were primarily reductions to borrowings on our revolving credit facility and the payment of dividends.

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

  Capitalization

  Our capitalization information is as follows:
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2000          1999
                                                         ------        ------
                                                            (In millions)

   Long-Term Debt....................................   $260.0        $277.0
   Current Portion of Long-Term Debt.................     16.0          16.0
                                                        ------        ------
    Total Debt.......................................    276.0         293.0
                                                        ------        ------

   Stockholders' Equity
    Common Stock (net of Treasury Stock).............    221.1         129.8
    Preferred Stock..................................      0.0          56.7
                                                        ------        ------
    Total............................................    221.1         186.5
                                                        ------        ------

   Total Capitalization..............................   $497.1        $479.5
                                                        ======        ======
   Debt to Capitalization............................     55.5%         61.1%

  During the first nine months of 2000, we paid dividends of $3.2 million on the common stock and $2.2 million on the 6% convertible redeemable preferred stock. A regular dividend of $0.04 per share of common stock was declared for the quarter ending September 30, 2000, to be paid November 24, 2000 to shareholders of record as of November 10, 2000.

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

  The following table presents major components of capital and exploration expenditures:


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                       2000        1999
                                                      -----       -----
                                                        (In millions)
  Capital Expenditures
   Drilling and Facilities........................    $58.8       $32.1
   Leasehold Acquisitions.........................      8.2         6.0
   Pipeline and Gathering.........................      2.2         3.0
   Other..........................................      1.2         2.6
                                                      -----       -----
                                                       70.4        43.7
                                                      -----       -----
  Proved Property Acquisitions....................      4.2         9.9
  Exploration Expenses............................     12.1         7.4
                                                      -----       -----
   Total..........................................    $86.7       $61.0
                                                      =====       =====

     Total capital and exploration expenditures in the first nine months of 2000 increased $25.7 million compared to the same period of 1999, primarily as a result of increased drilling activity.

     We have increased our 2000 capital and exploration expenditure budget by approximately $29 million in response to the improving commodity prices during the year. We now plan to drill 137 gross wells in 2000 compared with 73 gross wells drilled in 1999. This increased 2000 drilling program includes $117.6 million in total capital and exploration expenditures, up 33% from the $88.1 million spent in 1999. Expected spending in 2000 includes $94.5 million for drilling, facilities and exploration. In addition to the drilling and exploration program, other 2000 capital expenditures are planned primarily for lease acquisitions and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

     Commodity Price Swaps

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. We did not enter into any natural gas price swaps on our production for the first nine months of 2000.

     Subsequent to September 30, 2000, we had open natural gas price swap contracts on our production as follows:

                                                        Natural Gas Price Swaps
                                              ------------------------------------------------
                                              Volume     Weighted           Unrealized
                                              in         Average            Gain/(Loss)
                                              Mmcf       Contract Price     (in $ millions)
----------------------------------------------------------------------------------------------
  Natural Gas Price Swap on Our Production
  ----------------------------------------
  Fourth Quarter 2000                         315            $4.03                $(0.3)
  2001                                        918            $3.55                $(0.9)
  2002                                        678            $3.41                $(0.8)
  2003                                        423            $3.24                $ 0.1

  The notional volume of the crude oil swap transactions was 364,000 Bbls at an average price of $22.67 per Bbl, which represents 56% of our total oil production for the nine months ended September 30, 2000. Financial derivatives related to crude oil reduced revenue by $2.2 million during the first nine months of 2000. We had no open oil price swap contracts on our production at September 30, 2000. There were no crude oil price swaps in place for the first nine months of 1999.

  Currently, we also have a series of price collars in place on a portion of our natural gas production. There are seven collar arrangements that are based on separate regional price indexes which have a weighted average price floor of $2.74/Mcf and a weighted average price ceiling of $3.38/Mcf. If the index rises above the ceiling price, we pay the counterparty. If the index falls below the floor price, the counterparty will pay us. These collars are in place during the months of April through October 2000. During the second and third quarters of 2000, these collars covered a total quantity of 8,473 Mmcf, or 28% of our total production for the period. In April and May 2000, the index prices all fell within the price collar and no settlements were made. In June 2000, all of the indexes rose above the ceiling prices, resulting in a $1.8 million reduction to our realized revenue in the second quarter. The indexes remained above the ceiling during the third quarter, resulting in a $5.0 million reduction to the quarter's revenue. If these hedges had not been in place for the third quarter, our realized natural gas price would have been $0.32 per Mcf higher. There were no commodity price collars in place during 1999.

     As of September 30, 2000, we had open natural gas price collars on our production as follows:

                                                         Natural Gas Price Collars
                                                 -------------------------------------------------------
                                                 Volume           Weighted              Unrealized
                                                 in               Average               Gain/(Loss)
                                                 Mmcf             Ceiling/Floor Price   (in $ millions)
---------------------------------------------------------------------------------------------------------
  Natural Gas Price Collars on Our Production
  -------------------------------------------
  Fourth Quarter 2000                            1,435                $3.38/$2.74          $(3.3)
  (open for October only)

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

  During the first nine months of 2000 and 1999 we entered into price swaps with total notional quantities of 1,295 and 2,470 Mmcf, respectively, related to our brokered activities representing 4% and 7%, respectively, of our total volume of brokered natural gas sold.

     As of September 30, 2000, we had no open commodity price swap contracts on our brokered activity. Financial derivatives related to brokered natural gas reduced revenue by $16,000 in the first nine months of 2000 and reduced revenue by $58,000 in the same period of 1999.

  We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

  Since its issuance, we have been modeling the impact of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Currently, we have one cash flow hedge in place that will be remain open as of January 1, 2001 when SFAS 133 becomes effective.
Based on the current index price strip, the impact of this hedge at adoption would be to record a Hedge Loss of $0.2 million and a charge to Other Comprehensive Income of $1.7 million. Correspondingly, a Hedge Liability for $1.9 million would be established. These amounts may change as a result in changes in the index prices between now and January 1, 2001.


  Conclusion

  Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first nine months of 2000 was up 29% over 1999, after declining 3% from the first nine months of 1998 to 1999. The volatility of natural gas prices in recent years remains prevalent in 2000 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

  We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

  The preceding paragraph contains forward-looking information. See Forward-Looking Information on page 19.

Results of Operations

  For the purpose of reviewing our results of operations, "Net Income" is defined as net income available to common shareholders.

  Selected Financial and Operating Data
                                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                     ------------------  -----------------
                                                        2000      1999      2000     1999
                                                       ------    ------    ------   ------
                                                        (In millions, except where noted)
Net Operating Revenues.............................    $ 54.7    $ 45.7    $150.9   $122.0
Operating Expenses.................................      38.9      35.7     119.8    102.0
Operating Income...................................      15.8      14.1      31.0     25.1
Interest Expense...................................       5.7       6.5      17.0     19.7
Net Income.........................................       6.1       3.7      12.2      0.5
Earnings Per Share - Basic.........................    $ 0.21    $ 0.15    $ 0.45   $ 0.02
Earnings Per Share - Diluted.......................    $ 0.21    $ 0.15    $ 0.45   $ 0.02

Natural Gas Production (Bcf)
  Gulf Coast.......................................       3.5       4.2       9.9     11.7
  West.............................................       7.4       7.6      22.0     22.3
  Appalachia.......................................       4.6       5.3      13.5     16.1
                                                       ------    ------    ------   ------
  Total Company....................................      15.5      17.1      45.4     50.1

Natural Gas Production Sales Prices ($/Mcf)
  Gulf Coast......................................    $ 3.72    $ 2.49    $ 3.12   $ 2.17
  West............................................    $ 2.62    $ 2.14    $ 2.46   $ 1.91
  Appalachia......................................    $ 2.73    $ 2.43    $ 2.81   $ 2.33
  Total Company...................................    $ 2.90    $ 2.32    $ 2.71   $ 2.10

Crude/Condensate
  Volume (MBbl)...................................       255       237       656      705
  Price ($/Bbl)...................................    $29.72    $20.23    $25.26   $16.04

Brokered Natural Gas Margin
  Volume (Bcf)....................................       8.2      13.8      33.5     36.7
  Margin ($/Mcf)..................................    $ 0.15    $ 0.07    $ 0.11   $ 0.08

     The table below presents the after-tax effect of certain selected items on our results of operations for the three- and nine-month periods ended September 30, 2000.

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   --------------------  -------------------
                                                    Amount   per share   Amount   per share
                                                   --------  ----------  -------  ----------
                                                    (In millions, except per share amounts)
Net Income Before Selected Items.................      $6.1       $0.21   $11.5      $ 0.43
Benefit from miscellaneous net revenue /(1)/.....       0.0        0.00     1.7        0.07
Impairment of long-lived assets..................       0.0        0.00    (5.6)      (0.22)
Closure of Pittsburgh office.....................       0.0        0.00    (0.6)      (0.03)
Negative preferred stock dividend................       0.0        0.00     5.1        0.20
                                                       ----       -----   -----      ------
Net Income Available to Common Shareholders......      $6.1       $0.21   $12.1      $ 0.45
                                                       ====       =====   =====      ======

  /(1)/ Represents net benefit, primarily from a contract settlement.

     These selected items impacted our financial results in 2000. Because they are not a part of our normal business, we have isolated their effect in the table above. These selected items are as follows:

 .  Miscellaneous net revenue, primarily from the settlement of a natural gas sales contract, was recorded in the first quarter ($1.7 million after tax).
 . A $9.1 million impairment ($5.6 million after tax) was recorded on the Beaurline field in south Texas as a result of a casing collapse in two of the field's wells.
 . We announced the closure of the regional office in Pittsburgh in May 2000 and recorded costs of $1.0 million ($0.6 million after tax). These costs were recorded in the income statement categories that will receive the future savings benefit ($0.6 million in operations, $0.1 million in exploration and $0.3 million in administration).
 . As a result of repurchasing all of the preferred stock at less than the book value, we recorded a $5.1 million negative stock dividend in May 2000.

     In the third quarter of 1999, a $4.0 million gain was recorded on the sale of non-strategic assets. Excluding this item, net income for the third quarter of 1999 was $1.2 million, or $0.05 per share. In the first nine months of 1999, a $5.0 million gain was recorded on the sale of non-strategic assets. Excluding this item, the net loss for the first nine months of 1999 was $2.6 million, or $0.10 per share. The discussion below excludes the impact of all of these selected items.

     Third Quarters of 2000 and 1999 Compared

     Net Income and Revenues.  We reported net income in the third quarter of
     -----------------------
2000 of $6.1 million, or $0.21 per share. During the corresponding quarter of 1999, we recorded net income excluding the selected item of $1.2 million, or $0.05 per share. Operating revenues increased by $9.0 million and operating income increased by $1.7 million. Natural gas made up 82%, or $45.1 million, of net operating revenue. The increase in net operating revenues was driven primarily by improvements in realized commodity prices. The average natural gas price was 25% higher than the third quarter of 1999, offset slightly by a 9% decrease in natural gas production as discussed below. We also realized oil prices that were 47% higher than the 1999 third quarter. Net income and operating income were similarly impacted by the increase in the average natural gas price.

     Natural gas production volume in the Gulf Coast region was down 0.7 Bcf, or 17%, to 3.5 Bcf primarily due to delays in bringing on new production, including the Etouffee wells in south Louisiana, and the collapse of casing in two wells in the Beaurline field. Natural gas production volume in the Western region was down 0.2 Bcf, or 3%, to 7.4 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area during 1999. Natural gas production volume in the Appalachian region was down 0.7 Bcf, or 13%, to 4.6 Bcf, as a result of the sale of certain non-strategic assets effective October 1, 1999, and a decrease in drilling activity in the region in 1999. The decline in total natural gas production of 1.6 Bcf, or 9%, reduced revenue by $3.5 million in the third quarter of 2000.

     The average Gulf Coast natural gas production sales price rose $1.23 per Mcf, or 49%, to $3.72, increasing net operating revenues by approximately $4.3 million. In the Western region, the average natural gas production sales price increased $0.48 per Mcf, or 22%, to $2.62, increasing net operating revenues by approximately $3.5 million. The average Appalachian natural gas production sales price increased $0.30 per Mcf, or 12%, to $2.73, increasing net operating revenues by approximately $1.3 million. The overall weighted average natural gas production sales price increased $0.58 per Mcf, or 25%, to $2.90, increasing revenues by $9.1 million. Early in the second quarter, we entered into certain natural gas price collars that limited the benefit we received when natural gas price indexes rose later in the middle of the year. If these hedges had not been in place for the third quarter, our realized natural gas price would have been $0.32 per Mcf higher. Additionally, we had entered into certain fixed price contracts starting early in the second quarter that fixed the price on 47% of our third quarter production at an average price of $2.70/Mcf.

     Crude oil prices rose $9.49 per Bbl, or 47%, to $29.72, resulting in an increase to net operating revenues of approximately $2.4 million. In addition, the volume of crude oil sold in the quarter increased by 18 Mbbls, or 8%, to 255 Mbbls, increasing net operating revenues by $0.4 million.

     Other net operating revenues increased $0.3 million to $0.8 million.
Section 29 revenues were increased by $0.3 million, as we are no longer deferring revenue from non-certified wells. A recent FERC ruling will allow us to certify these wells and take advantage of the related tax credits.

     Costs and Expenses.  Total costs and expenses from operations increased
     ------------------
$3.2 million, or 9%, in the third quarter of 2000 compared to the same period of 1999. The primary reasons for this fluctuation are as follows:

 . Direct operating expense increased $0.2 million, or 3%, primarily as a result of costs associated with the expansion of the Gulf Coast regional office, both in staffing and office facilities.

 . Exploration expense increased $1.7 million, or 57%, primarily as a result of $0.5 million in higher geological and geophysical costs that were incurred in the Rocky Mountains area, and $0.4 million due to increased dry hole expense resulting from a more active drilling program in 2000. Additionally, we incurred $0.3 million for increased staffing in the Gulf Coast region, and $0.2 million for higher employee related expenses including travel and relocation costs.

 .  Depreciation, depletion, amortization and impairment expense (DD&A) decreased
   $0.3 million, or 2% as a result of the decrease in natural gas and oil production this quarter.

 . General and administrative costs rose $0.4 million, or 8%, primarily as a result of legal costs related to certain litigation which was settled in the quarter as well as the increased cost associated with our new corporate office space.

 . Taxes other than income rose $1.2 million, or 26%, as a result of higher commodity prices realized this quarter.

     Interest expense decreased $0.8 million as a result of a lower average level of outstanding debt during the third quarter of 2000 when compared to the third quarter of 1999.

     Income tax expense increased $0.9 million due to the comparable increase in earnings before income tax excluding the income tax impact of the selected items.

     Nine Months of 2000 and 1999 Compared

     Net Income and Revenues.  Excluding the selected items, we reported net
     -----------------------
income in the first nine months of 2000 of $11.5 million, or $0.43 per share. During the corresponding period of 1999 after excluding selected items, we had a net loss of $2.6 million, or $0.10 per share. Operating revenues and operating income increased $26.0 million and $13.2 million, respectively. Natural gas made up 83%, or $123.1 million, of net operating revenue. The increase in net operating revenues was driven primarily by a 29% increase in the average natural gas price, partially offset by a 9% decrease in natural gas production as discussed below. The 57% increase in realized oil prices also contributed to this improvement. Net income and operating income were similarly impacted by the increase in commodity prices, but reduced by increases in operating expenses as discussed below.

     Natural gas production volume in the Gulf Coast region was down 1.8 Bcf, or 15%, to 9.9 Bcf primarily due to delays in bringing on new production, including the Etouffee wells in south Louisiana, and the collapse of casing in two wells in the Beaurline field. Natural gas production volume in the Western region was down 0.3 Bcf, or 1%, to 22.0 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area during 1999. Natural gas production volume in the Appalachian region was down 2.6 Bcf, or 16%, to 13.5 Bcf, as a result of the sale of certain non-strategic assets effective October 1, 1999, and a decrease in drilling activity in the region in 1999 and 2000. The decline in total natural gas production of 4.7 Bcf, or 9%, reduced revenue by $9.9 million in the first nine months of 2000.

     The average Gulf Coast natural gas production sales price rose $0.95 per Mcf, or 44%, to $3.12, increasing net operating revenues by approximately $9.4 million. In the Western region, the average natural gas production sales price increased $0.55 per Mcf, or 29%, to $2.46, increasing net operating revenues by approximately $12.1 million. The average Appalachian natural gas production sales price increased $0.48 per Mcf, or 21%, to $2.81, increasing net operating revenues by approximately $6.5 million. The overall weighted average natural gas production sales price increased $0.61 per Mcf, or 29%, to $2.71, increasing revenues by $27.5 million.

     Crude oil prices increased $9.22 per Bbl, or 57%, to $25.26, resulting in an increase to net operating revenues of approximately $6.0 million. The volume of crude oil sold in the first nine months of the year decreased by 49 Mbbl, or 7%, to 656 Mbbl, decreasing net operating revenues by $0.7 million.

     The brokered natural gas margin increased $0.9 million to $3.8 million. The primary cause was a $0.03 per Mcf improvement in net margin that resulted in a $1.2 million revenue increase. Partially offsetting this increase was a 3.3 Bcf volume decrease, which resulted in a $0.3 million decrease in brokered natural gas margin.

     Excluding the selected items, other net operating revenues increased $2.2 million to $4.6 million. This improvement was a result of changes in activity in the following areas:
  . A natural gas liquids plant in the Gulf Coast contributed an additional $0.7 million and the Appalachian region's plant contributed an additional $0.4 million.
  . Transportation revenue increased $0.7 million, . Revenue from our brine treatment plants in the Appalachian region increased
     $0.3 million.

     Costs and Expenses.  Excluding the selected items, total costs and expenses
     -------------------
from operations increased $10.8 million, or 19%, due primarily to the following:

  . Direct operating expense increased $1.7 million, or 7%, primarily as a result of costs associated with the expansion of the Gulf Coast regional office, both in staffing and office facilities. Additionally, we accrued approximately $0.5 million more for incentive compensation during the first nine months of 2000. In 1999, incentive compensation was accrued largely in the fourth quarter.

  . Exploration expense increased $4.5 million, or 61%, as a result of an increase in dry hole costs primarily related to one high-cost dry hole in the Gulf Coast this year ($1.4 million). Additionally, delay rental costs increased mainly as a result of drilling delays in the Gulf Coast ($0.8 million), geological and geophysical costs were higher in both the Appalachian and Western regions ($1.2 million), and higher costs were incurred as a result of increased staffing in the Gulf Coast and Western regions ($0.9 million).

  . Depreciation, depletion and amortization expense decreased $3.0 million, or 7%, as a result of the decrease in natural gas and oil production.

  . General and administrative expenses increased $1.6 million, or 12%, primarily as a result of the increased costs associated with the new corporate headquarters and as a result of legal costs related to certain litigation settled in the third quarter.

  . Taxes other than income rose $3.0 million, or 24%, as a result of higher commodity prices realized this year.

     Interest expense decreased $2.6 million as a result of a lower average level of outstanding debt during the first nine months of 2000 when compared to the first nine months of 1999.

     Income tax expense increased $6.0 million due to the comparable increase in earnings before income tax excluding the selected items.

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

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) Exhibits

           15.1  - Awareness letter of independent accountants.
           27    - Article 5. Financial Data Schedule for Third Quarter 2000
                   Form 10-Q

     (b) Reports on Form 8-K
           None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CABOT OIL & GAS CORPORATION
                               (Registrant)



October 27, 2000            By:  /s/ Paul F. Boling
                                --------------------
                                Paul F. Boling, Vice President - Finance
                                (Principal Executive Officer Duly Authorized
                                to Sign on Behalf of the Registrant)


                            By:  /s/ Henry C. Smyth
                                --------------------
                                 Henry C. Smyth, Controller
                                 (Principal Accounting Officer)