Form 10-Q
period 2001-03-31
CABOT OIL & GAS CORP
filed 2001-04-27
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     MARCH 31, 2001


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


                  Yes   X                       No
                      -----                        ------


          As of April 24, 2001, there were 29,424,232 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

          This report contains 20 pages and one exhibit.

CABOT OIL & GAS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----
Part I.  Financial Information

  Item 1.  Financial Statements

     Condensed Consolidated Statement of Operations for the Three Months
      Ended March 31, 2001 and 2000.................................................            3

     Condensed Consolidated Balance Sheet at March 31, 2001 and December 31, 2000...            4

     Condensed Consolidated Statement of Cash Flows for the Three Months
      Ended March 31, 2001 and 2000.................................................            5

     Notes to Condensed Consolidated Financial Statements...........................            6

     Report of Independent Accountants..............................................           10

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................           11

  Item 3A.  Quantitative and Qualitative Disclosures about Market Risk..............           17

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K.........................................           19

Signature...........................................................................           20

PART I.  FINANCIAL INFORMATION


ITEM 1.   Financial Statements
-------  ----------------------



                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   (In Thousands, Except Per Share Amounts)



                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                       2001      2000
                                                     --------   -------

OPERATING REVENUES
 Natural Gas Production..........................    $100,725   $39,086
 Brokered Natural Gas............................      35,422    36,937
 Crude Oil & Condensate..........................      11,556     4,325
 Change in Derivative Fair Value  (Note 8).......       6,198        --
 Other...........................................         990     4,772
                                                     --------   -------
                                                      154,891    85,120
OPERATING EXPENSES
 Brokered Natural Gas Cost.......................      34,155    35,486
 Production and Pipeline Operations..............       8,220     8,511
 Exploration.....................................      10,773     3,233
 Depreciation, Depletion and Amortization........      15,891    12,648
 Impairment of Unproved Properties...............       1,482       960
 General and Administrative......................       5,946     4,887
 Taxes Other than Income.........................       9,902     4,601
                                                     --------   -------
                                                       86,369    70,326
Gain (Loss) on Sale of Assets....................           4       (21)
                                                     --------   -------
INCOME FROM OPERATIONS...........................      68,526    14,773
Interest Expense.................................       4,706     5,971
                                                     --------   -------
Income Before Income Taxes.......................      63,820     8,802
Income Tax Expense...............................      24,758     3,457
                                                     --------   -------
NET INCOME.......................................      39,062     5,345

Dividend Requirement on Preferred Stock..........          --       851
                                                     --------   -------
Net Income Available to Common Stockholders......    $ 39,062   $ 4,494
                                                     ========   =======

Basic Earnings Per Share Available to Common.....       $1.33     $0.18

Diluted Earnings Per Share Available to Common...       $1.32     $0.18

Average Common Shares Outstanding................      29,318    24,798

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (In Thousands)


                                                               MARCH 31,    DECEMBER 31,
                                                                    2001            2000
                                                                --------        --------

ASSETS
Current Assets
    Cash and Cash Equivalents...............................    $  5,111        $  7,574
    Accounts Receivable.....................................      71,144          85,677
    Inventories.............................................       7,576          11,037
    Other...................................................      11,090           5,981
                                                                --------        --------
       Total Current Assets.................................      94,921         110,269
Properties and Equipment, Net (Successful Efforts Method)...     648,123         623,174
Other Assets................................................       2,047           2,191
                                                                --------        --------
                                                                $745,091        $735,634
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current Portion of Long-Term Debt.......................    $ 16,000        $ 16,000
    Accounts Payable........................................      90,201          81,566
    Accrued Liabilities.....................................      35,950          20,542
                                                                --------        --------
       Total Current Liabilities............................     142,151         118,108
Long-Term Debt..............................................     183,000         253,000
Deferred Income Taxes.......................................     121,962         108,174
Other Liabilities...........................................      14,867          13,847
Stockholders' Equity
    Common Stock:
       Authorized -- 40,000,000 Shares of $.10 Par Value
       Issued and Outstanding -- 29,725,421 Shares and
       29,494,411 Shares in 2001 and 2000, Respectively.....       2,973           2,949
    Additional Paid-in Capital..............................     289,970         285,572
    Accumulated Deficit.....................................      (3,742)        (41,632)
    Other Comprehensive Loss (Note 9).......................      (1,706)             --
    Less Treasury Stock, at Cost:
       302,600 Shares in 2001 and 2000......................      (4,384)         (4,384)
                                                                --------        --------
       Total Stockholders' Equity...........................     283,111         242,505
                                                                --------        --------
                                                                $745,091        $735,634
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)



                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                       2001        2000
                                                     --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income......................................    $ 39,062    $  5,345
 Adjustment to Reconcile Net Income to Cash
   Provided by Operating Activities:
    Depletion, Depreciation and Amortization.....      15,891      12,648
    Impairment of Undeveloped Leasehold..........       1,482         960
    Deferred Income Taxes........................      13,788       2,601
    (Gain) Loss on Sale of Assets................          (4)         21
    Exploration Expense..........................      10,773       3,233
    Change in Derivative Fair Value..............      (6,198)         --
    Other........................................         777         517
 Changes in Assets and Liabilities:
    Accounts Receivable..........................      14,533       1,035
    Inventories..................................       3,461       6,002
    Other Current Assets.........................       1,759       1,352
    Other Assets.................................         144         100
    Accounts Payable and Accrued Liabilities.....      13,110         443
    Other Liabilities............................       1,020       1,178
                                                     --------    --------
     Net Cash Provided by Operating Activities...     109,598      35,435
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures............................     (34,748)    (18,945)
 Proceeds from Sale of Assets....................         438       1,523
 Exploration Expense.............................     (10,773)     (3,233)
                                                     --------    --------
     Net Cash Used by Investing Activities.......     (45,083)    (20,655)
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock............................       4,194       1,231
 Increase in Debt................................      19,000      27,000
 Decrease in Debt................................     (89,000)    (42,000)
 Dividends Paid..................................      (1,172)     (1,854)
                                                     --------    --------
     Net Cash Used by Financing Activities.......     (66,978)    (15,623)
                                                     --------    --------

Net Decrease in Cash and Cash Equivalents........      (2,463)       (843)
Cash and Cash Equivalents, Beginning of Period...       7,574       1,679
                                                     --------    --------
Cash and Cash Equivalents, End of Period.........    $  5,111    $    836
                                                     ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  FINANCIAL STATEMENT PRESENTATION

    During interim periods, Cabot Oil & Gas Corporation follows the same accounting policies used in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission (with the addition of SFAS 133, which was adopted on January 1, 2001 - see Note 8). People using financial information produced for interim periods are encouraged to refer to the footnotes in the Annual Report to Stockholders when reviewing interim financial results. In management's opinion, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

   Our independent accountants have performed a review of these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meanings of
Section 7 and 11 of the Act.


2.  PROPERTIES AND EQUIPMENT

    Properties and equipment are comprised of the following:


                                                                               MARCH 31,     DECEMBER 31,
                                                                                  2001           2000
                                                                              ----------     ------------
                                                                                    (In thousands)
  Unproved Oil and Gas Properties.................................            $   40,633      $   31,780
  Proved Oil and Gas Properties...................................             1,024,963         993,397
  Gathering and Pipeline Systems..................................               128,778         128,257
  Land, Building and Improvements.................................                 4,543           4,538
  Other...........................................................                25,715          25,601
                                                                              ----------      ----------
                                                                               1,224,632       1,183,573
  Accumulated Depreciation, Depletion and Amortization............              (576,509)       (560,399)
                                                                              ----------      ----------
                                                                              $  648,123      $  623,174
                                                                              ==========      ==========


3.  ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:


                                                                               MARCH 31,       DECEMBER 31,
                                                                                  2001             2000
                                                                               ----------      ------------
                                                                                    (In thousands)
Accounts Receivable
  Trade Accounts..................................................            $   69,071        $   79,773
  Joint Interest Accounts.........................................                 4,608             4,074
  Current Income Tax Receivable...................................                    37                37
  Other Accounts..................................................                   382             4,347
                                                                              ----------        ----------
                                                                                  74,098            88,231
 Allowance for Doubtful Accounts..................................                (2,954)           (2,554)
                                                                              ----------        ----------
                                                                              $   71,144        $   85,677
                                                                              ==========        ==========



                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2001             2000
                                                                               ---------      ------------
                                                                                   (In thousands)
    Accounts Payable
      Trade Accounts...................................................         $17,291         $20,855
      Natural Gas Purchases............................................          11,052          12,525
      Wellhead Gas Imbalances..........................................           2,329           2,185
      Royalty and Other Owners.........................................          23,642          22,858
      Capital Costs....................................................          21,479          13,486
      Taxes Other Than Income..........................................           3,923           2,654
      Drilling Advances................................................           3,863             456
      Other Accounts...................................................           6,622           6,547
                                                                                -------         -------
                                                                                $90,201         $81,566
                                                                                =======         =======

    Accrued Liabilities
      Employee Benefits................................................         $ 4,820         $ 5,441
      Taxes Other Than Income..........................................          14,022          11,363
      Interest Payable.................................................           4,253           2,478
      Income Taxes Payable.............................................           9,371              --
      Unrealized Loss - Change in Derivative Fair Value - Short-Term...           2,067              --
      Other Accrued....................................................           1,417           1,260
                                                                                -------         -------
                                                                                $35,950         $20,542
                                                                                =======         =======

    Other Liabilities
      Postretirement Benefits Other Than Pension.......................         $ 1,609         $ 1,497
      Accrued Pension Cost.............................................           6,925           6,743
      Unrealized Loss - Change in Derivative Fair Value - Long-Term....           1,384              --
      Taxes Other Than Income and Other................................           4,949           5,607
                                                                                -------         -------
                                                                                $14,867         $13,847
                                                                                =======         =======

4.  LONG-TERM DEBT

    At March 31, 2001, the Company had $67 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal.

5.  EARNINGS PER SHARE

    Basic earnings per share for the first three months of the year were based on the year-to-date weighted average shares outstanding of 29,318,262 in 2001 and 24,797,986 in 2000. The diluted earnings per share amounts are based on
weighted average shares outstanding plus common stock equivalents.   Common
stock equivalents include both stock awards and stock options, and totaled 396,431 in 2001 and 213,525 in 2000.

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

    Documents received with the notification from the EPA indicate that the Company used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that the Company violated any laws in the disposal of material at the Site. The EPA's actions stemmed from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site. A group of potentially responsible parties, including the Company, has had extensive settlement discussions with the EPA. However, the parties have yet to reach an agreement.

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

    While the Company believes that it has substantial defenses to this claim and intends to vigorously assert such defenses, the investigation into this claim has not been completed and, accordingly, the Company can not presently determine the likelihood or range of any potential loss.


8.  ADOPTION OF SFAS 133

    On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, the Company uses only cash flow hedges and the remaining discussion will relate exclusively
to this type of derivative instrument.   If the derivative qualifies for hedge
accounting, the gain or loss on the derivative is deferred in Other Comprehensive Income/Loss, a component of Stockholders' Equity, to the extent the hedge is effective.

    The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a monthly basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective.
Gains and losses deferred in accumulated Other Comprehensive Income related to cash flow hedges that become ineffective remain unchanged until the related production is delivered. If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

    Gains and losses on hedging instruments related to accumulated Other Comprehensive Income and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenues in the period that the related production is delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in Change in Derivative Fair Value in the period in which they occur.

    The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At March 31, 2001, the Company had two types of cash flow hedges open: a series of eight costless collar arrangements and one natural gas price swap. At March 31, 2001, a $2.8 million pre-tax unrealized loss was recorded to Other Comprehensive Income along with a $3.5 million derivative liability, a derivative asset of $6.9 million and a non-cash gain of $6.2 million. The ineffective portion of the cash flow hedges, a $0.3 million gain at March 31, 2001, was recorded as a component of the Change in Derivative Fair Value in the income statement. The remainder of the Change in Derivative Fair Value was a $5.9 million gain at March 31, 2001, representing the time value component of the costless collar arrangement.

    As of March 31, 2001 $0.9 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive earnings are expected to be reclassed to earnings during the next twelve-month period. For 2001, the Company has entered into costless collar arrangements for 24.4 Bcf of its natural gas production with weighted average floor and ceiling prices of $5.59/Mcf and $9.68/Mcf. In addition, the Company had entered into a natural gas price swap covering 0.9 Bcf of production for 2001 at a weighted average price of $3.75/Mcf. This swap also covers 0.7 Bcf of production in 2002 at $3.11/Mcf, and 0.4 Bcf in 2003 at $2.81/Mcf.

    On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an after-tax loss of $2.6 million in accumulated other comprehensive loss representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $4.3 million and an after-tax, non-cash loss of less than $0.1 million was recorded in earnings as a component of the Change in Derivative Fair Value.

    During the first quarter of 2001, losses of $0.8 million ($0.5 million after tax) were transferred from accumulated other comprehensive loss and the fair value of outstanding liabilities decreased $0.7 million ($0.4 million after tax).

    All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.


9.  COMPREHENSIVE INCOME

    Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in the first quarter of 2001. Following the adoption of SFAS 133, the Company recorded an after-tax charge to Other Comprehensive Income of $1.7 million related to the change in fair value of certain derivative financial instruments that has qualified for cash flow hedge accounting. The following table illustrates the calculation of comprehensive income for the quarter ended March 31, 2001:


                                                                    (In thousands)
                                                                    --------------

    Accumulated Other Comprehensive Income - December 31, 2000...       $    --
    Net Income...................................................       $39,062

    Other Comprehensive Loss (net of tax)
      Cumulative effect of change in accounting principle -
         January 1, 2001                                                 (2,617)
      Reclassification adjustment for settled contracts                     487
      Changes in fair value of outstanding hedging positions                424
                                                                        -------
    Other Comprehensive Loss.....................................       $(1,706)
                                                                        -------

    Comprehensive Income.........................................       $37,356
                                                                        =======

    There were no items in Other Comprehensive Income/Loss during 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and March 31, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP

Houston, Texas
April 23, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following review of operations for the first quarter of 2001 and 2000 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 2000.

OVERVIEW

    In the first quarter of 2001, we realized the highest natural gas prices for any quarter and the highest oil prices for any first quarter in our Company's history. Furthermore, oil production for the first quarter of 2001, a new Company record, was 36% higher than the next highest quarter. The overall increase in production from the comparable quarter of 2000 was largely attributable to the Company's discoveries in South Louisiana. Operating revenues increased $69.8 million, or 82%, and net income increased $34.6 million, mainly as a result of this improved price environment. Operating cash flows were similarly impacted, improving by $74.2 million over last year, contributing to the $70 million reduction in debt.

    Our first quarter net income was $39.1 million, or $1.33 per share, including a $6.2 million non-cash gain realized from the change in the fair value of our derivatives under the newly adopted SFAS 133 (see Note 8). This selected item increased after-tax net income by $3.8 million, or $0.13 per share, in the first quarter of 2001. Excluding this selected item, our first quarter 2001 net income was $35.3 million, or $1.20 per share.

    We drilled 43 gross wells with a success rate of 91% compared to 25 gross wells and an 88% success rate in the first quarter of 2000. For the full year, we plan to drill approximately 240 gross wells and spend approximately $167.1 million in capital and exploration expenditures compared to 129 gross wells and $122.6 million of capital and exploration expenditures in 2000. Total expenditures were $53.5 million for the first quarter of 2001, compared to $20.3 million for the comparable period in 2000.

    Natural gas production was 15.3 Bcf, up 0.1 Bcf compared to the 2000 first quarter. Production from our recent discoveries in the Gulf Coast boosted production in that region, while anticipated declines in the other regions held the total natural gas production relatively flat.

    We remain focused on our strategies of growth from the drill bit and synergistic acquisitions. Management believes that these strategies are appropriate in the current industry environment, enabling Cabot Oil & Gas to add shareholder value over the long-term.

    The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 16.

FINANCIAL CONDITION

    Capital Resources and Liquidity

    Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves.
The level of earnings and cash flows depend on many factors, including the price of crude oil and natural gas and our ability to control and reduce costs.
Demand for crude oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, demand and prices have both remained strong through the summer of 2000 and the spring of 2001, reducing the cyclical nature of demand that we had seen previously in the market.

    Our primary source of cash during the first quarter of 2001 was from funds generated from operations. Another source of cash was the exercise of stock options. Cash was primarily used to reduce debt, fund exploration and development expenditures, and pay dividends.

    We had a net cash outflow of $2.5 million in the first quarter of 2001. Cash inflows from operating activities totaled $109.6 million in the current quarter, substantially funding both the $70 million debt reduction and the $45.5 million of capital and exploration expenditures.

                                                THREE MONTHS ENDED MARCH 31,
                                                     2001           2000
                                                     ----           ----
                                                        (In millions)

Cash Flows Provided by Operating Activities          $109.6         $35.4
                                                     ======         =====

    Cash flows from operating activities in the 2001 first quarter were $74.2 million higher than the corresponding quarter of 2000 primarily due to higher natural gas and oil prices and favorable changes in working capital.

                                                THREE MONTHS ENDED MARCH 31,
                                                     2001           2000
                                                     ----           ----
                                                        (In millions)

Cash Flows Used by Investing Activities              $45.1          $20.7
                                                     =====          =====

    Cash flows used by investing activities in the first quarters of 2001 and 2000 were substantially attributable to capital and exploration expenditures of $45.5 million and $22.2 million, respectively. Proceeds from the sale of certain oil and gas properties in the first quarter were $0.4 in 2001 and $1.5 million in 2000.

                                                THREE MONTHS ENDED MARCH 31,
                                                     2001           2000
                                                     ----           ----
                                                        (In millions)

Cash Flows Used by Financing Activities             $(67.0)        $(15.6)
                                                    =======        =======

    Cash flows used by financing activities in the first quarter included $70 million and $15 million used to reduce borrowings on our revolving credit facility in 2001 and 2000, respectively. Proceeds from the exercise of stock options in the first quarter were $4.2 million in 2001 and $1.2 million in 2000.

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

    Our 2001 interest expense is projected to be approximately $17.3 million. In May 2001, a $16 million principal payment is due on the 10.18% Notes. This amount is reflected as "Current Portion of Long-Term Debt" on the balance sheet. This payment is expected to be made with cash from operations and, if necessary, from increased borrowings on the revolving credit facility.


    CAPITALIZATION

    Our capitalization information is as follows:

                                                      MARCH 31,    DECEMBER 31,
                                                        2001          2000
                                                      --------     -----------
                                                           (In millions)

    Long-Term Debt..............................      $183.0          $253.0
    Current Portion of Long-Term Debt...........        16.0            16.0
                                                      ------          ------
      Total Debt................................       199.0           269.0
                                                      ------          ------

    Stockholders' Equity
     Common Stock (net of Treasury Stock).......       283.1           242.5
                                                      ------          ------
      Total.....................................       283.1           242.5
                                                      ------          ------

    Total Capitalization........................      $482.1          $511.5
                                                      ======          ======
    Debt to Capitalization......................        41.3%           52.6%

    As a result of the requirements of SFAS 133 adopted January 1, 2001 (See
Note 8), our Stockholders' Equity contains a charge of $1.7 million in Other Comprehensive Income for the quarter ended March 31, 2001.

    During the first quarter of 2001, we paid dividends of $1.2 million on the Common Stock. A regular dividend of $0.04 per share of Common Stock has been declared for each quarter since we became a public company.

    During the first quarter of 2001, we reduced the outstanding balance on our revolving credit facility by $70 million. The increased cash flow from operations in the first quarter of 2001 provided the necessary cash for this debt reduction.

    Capital and Exploration Expenditures

    On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures while considering projected cash flows for the year.

    The following table presents major components of capital and exploration expenditures:


                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2001           2000
                                                      -----          -----
                                                          (In millions)
    Capital Expenditures
      Drilling and Facilities....................     $26.2          $15.1
      Leasehold Acquisitions.....................      12.7            0.9
      Pipeline and Gathering.....................       0.5            0.4
      Other......................................       3.3            0.7
                                                      -----          -----
                                                       42.7           17.1
    Exploration Expenses........................       10.8            3.2
                                                      -----          -----
     Total......................................      $53.5          $20.3
                                                      =====          =====

    Total capital and exploration expenditures in the first quarter of 2001 increased $33.2 million compared to the same quarter of 2000, primarily as a result of increased drilling activity as well as increases in leasehold acquisitions costs consistent with our future drilling plans.

    We plan to drill 240 gross wells in 2001 compared with 129 gross wells drilled in 2000. This 2001 drilling program includes $167.1 million in total capital and exploration expenditures, up from $122.6 million in 2000, and is our largest budgeted capital program to date. Expected capital and exploration spending in 2001 includes $112.4 million for drilling, $16.3 million for lease acquisition costs and $8.7 million for geological and geophysical expenses including seismic data costs. In addition to the drilling and exploration program, other 2001 capital expenditures are planned primarily for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

RESULTS OF OPERATIONS

    For the purpose of reviewing our results of operations, "Net Income" is defined as net income available to common shareholders.

    SELECTED FINANCIAL AND OPERATING DATA


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                  2001         2000
                                                 ------       ------
                                            (In millions, except where noted)

Operating Revenues..........................     $154.9       $ 85.1
Operating Expenses..........................       86.4         70.3
Operating Income............................       68.5         14.8
Interest Expense............................        4.7          6.0
Net Income..................................       39.1          4.5
Earnings Per Share - Basic..................     $ 1.33       $ 0.18
Earnings Per Share - Diluted................     $ 1.32       $ 0.18

Natural Gas Production (Bcf)
 Gulf Coast.................................        4.8          3.4
 West.......................................        6.4          7.3
 Appalachia.................................        4.1          4.5
                                                 ------       ------
 Total Company..............................       15.3         15.2
                                                 ======       ======

Natural Gas Production Sales Prices ($/Mcf)
 Gulf Coast.................................     $ 7.34       $ 2.55
 West.......................................     $ 6.10       $ 2.26
 Appalachia.................................     $ 6.44       $ 3.07
 Total Company..............................     $ 6.57       $ 2.56

Crude/Condensate
 Volume (Mbbl)..............................        405          195
 Price ($/Bbl)..............................     $28.55       $22.19

Brokered Natural Gas Margin
 Volume (Bcf)...............................        4.8         13.9
 Margin ($/Mcf).............................     $ 0.26       $ 0.10

    The table below presents the after-tax effect of a selected item on our results of operations for the three months ended March 31, 2001 and 2000.


       (In millions)                                       2001    2000
       ------------------------------------------------   -----   -----
       Net Income Before Selected Items                   $35.3   $ 2.8
          Benefit from miscellaneous net revenue (1)                1.7
          Change in derivative fair value (2)               3.8
                                                          -----   -----
          NET INCOME                                      $39.1   $ 4.5
                                                          =====   =====

       (1) Represents net benefit, primarily from a natural gas contract settlement.
       (2) See discussion in Note 8.

    These selected items impacted our first quarter financial results.
Because they are not a part of our normal business or because they are unrealized gains or losses on future transactions, we have isolated the effect in the table above. The discussion below excludes the impact of these selected items.

    FIRST QUARTERS OF 2001 AND 2000 COMPARED

    Net Income and Revenues.  We reported net income before the selected item in the first quarter of 2001 of $35.3 million, or $1.20 per share. During the corresponding quarter of 2000, we reported net income of $2.8 million, or $0.11 per share. Operating revenues increased by $66.4 million and operating income increased by $50.4 million. Natural gas sales related to our production made up 68%, or $100.7 million, of operating revenue. The increase in operating revenues was primarily due to an average natural gas price that was two and one half times greater than in 2000. Net income and operating income were similarly impacted by the increase in the average natural gas price.

    The average Gulf Coast natural gas production sales price rose $4.79 per Mcf, or 188%, to $7.34, increasing operating revenues by approximately $22.9 million. In the Western region, the average natural gas production sales price increased $3.84 per Mcf, or 170%, to $6.10, increasing operating revenues by approximately $24.7 million. The average Appalachian natural gas production sales price increased $3.37 per Mcf, or 110%, to $6.44, increasing operating revenues by approximately $13.8 million. The overall weighted average natural gas production sales price increased $4.01 per Mcf, or 157%, to $6.57, increasing revenues by $61.4 million.

    Natural gas production volume in the Gulf Coast region was up 1.4 Bcf, or 41%, to 4.8 Bcf primarily due to production from wells in south Louisiana drilled in 2000 and early 2001. Natural gas production volume in the Western region was down 0.9 Bcf to 6.4 Bcf, primarily due to a decrease in drilling activity in the Mid-Continent area during 2000. Natural gas production volume in the Appalachian region was down 0.4 Bcf to 4.1 Bcf, as a result of a decrease in drilling activity in the region in 2000. The improvement in total natural gas production of 0.1 Bcf, or 1%, increased revenue by $0.2 million in the first quarter of 2001.

    Crude oil prices rose $6.36 per Bbl, or 29%, to $28.55, resulting in an increase to operating revenues of approximately $2.6 million. In addition, the volume of crude oil sold in the quarter increased by 210 Mbbls, or 108%, to 405 Mbbls, increasing operating revenues by $4.6 million.

    Brokered natural gas revenue decreased $1.5 million, or 4%, over the first quarter of last year. The sales price of brokered natural gas rose 175%, resulting in an increase in revenue of $22.5 million, offset by a 65% decrease in volume of natural gas brokered this quarter, reducing revenues by $24.0 million. After including the related brokered natural gas costs, we realized a net margin of $1.3 million in the first quarter of 2001 and $1.5 in the comparable quarter of 2000.

    Excluding the selected item in 2000 regarding the settlement of a natural gas contract dispute, other operating revenues decreased $0.9 million to $1.0 million. This change was primarily a result of:

  . Natural gas liquids revenue rose by $0.4 million as a result of increased prices.
  . A decrease of $0.2 million in transportation due to a decline in activity. . A total of $0.9 million recorded this year for payout, and gas balancing issues.


    Costs and Expenses. Total costs and expenses from operations increased $16.0 million in the first quarter of 2001 compared to the same quarter of 2000. The primary reasons for this fluctuation are as follows:

  . Direct operating expense decreased $0.3 million, or 3%, primarily as a result of costs associated with workovers on wells in the Gulf Coast in early 2000 that did not recur in 2001. Additionally, costs decreased by approximately $0.1 million in the Mid-Continent area due to lower field maintenance expense.

  . Exploration expense increased $7.5 million, or 233%, primarily as a result of four dry holes recorded in 2001 for a total of $4.0 million. Another $2.6 million of the increase was due to geological and geophysical expenses primarily in the Gulf Coast region related to the increased activity primarily in south Louisiana. Other employee compensation costs accounted for the remainder of the increase.

  . Depreciation, depletion, amortization and impairment expense increased $3.8 million, or 28%, due to the increase in natural gas and oil production this quarter and the higher influence of the Gulf Coast rate on the weighted average due to the higher production contribution of this region.

  . General and administrative costs rose $1.1 million, or 22%, as a result of an additional $0.4 million in bad debt expense related to the fourth quarter 2000 bankruptcy of two customers, $0.2 million in payroll taxes related to certain employee compensation paid in March and $0.2 million related to the timing of payments for annual service agreements.

  . Taxes other than income rose $5.3 million, or 115%, as a result of higher commodity prices realized this quarter.


    Interest expense decreased $1.3 million as a result of a lower average level of outstanding debt during the first quarter of 2001 when compared to the first quarter of 2000.

    Income tax expense was up $20.0 million due to the comparable increase in earnings before income tax.

                                  *    *    *


    FORWARD-LOOKING INFORMATION

    The statements regarding future financial and operating performance and results, market prices, future hedging activities and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


    CONCLUSION

    Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first quarter of 2001 was two and one-half times higher than in 2000. The volatility of natural gas prices in recent years remains prevalent in 2001 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

    We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

    The preceding paragraph contains forward-looking information. See Forward-Looking Information above.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE SWAPS

    HEDGES ON OUR PRODUCTION

    From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. During the first quarter of 2001, natural gas price swaps covered 261 Mmcf, fixing the sales price of this gas at $4.31/Mcf. During the first quarter of 2000, we did not enter into any natural gas price swaps on our production. We entered into no oil price swaps covering the first quarter of 2001. In the first quarter of 2000, the notional volume of the crude oil swap transactions was 182 Mbbls at a price of $22.25 per Bbl, which represented most of our oil production for the period.

    In December 2000, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of costless collars. The natural gas price hedges include several costless collar arrangements based on eight price indexes at which we sell a portion of our production. These hedges are in place for the months of February through October 2001 and cover approximately half of our anticipated natural gas production during this period. For the first quarter of 2001, these collars covered 5,274 Mmcf of production. All indexes were within the collars during February, but some fell below the floor in March, resulting in a $0.1 million hedge gain for the first quarter. No production was covered by collar arrangements in the first quarter of 2000.

    HEDGES ON BROKERED TRANSACTIONS

    We use price swaps to hedge the natural gas price risk on brokered transactions. Typically, we enter into contracts to broker natural gas at a variable price based on the market index price. However, in some circumstances, some of our customers or suppliers request that a fixed price be stated in the contract. After entering into fixed price contracts to meet the needs of our customers or suppliers, we may use price swaps to effectively convert these fixed price contracts to market-sensitive price contracts. These price swaps are held by us to their maturity and are not held for trading purposes.

    In the first quarter of 2001, we had no price swaps on brokered transactions. For the first quarter of 2000, we entered into price swaps with total notional quantities of 1,030 Mmcf related to our brokered activities, representing 8% of our total volume of brokered natural gas sold.

    We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil.

ADOPTION OF SFAS 133

    On January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. This new pronouncement impacts the accounting for the Company's natural gas costless collar arrangements and natural gas price swap.

    The Company uses hedges to reduce the impact of changing commodity prices on its financial results. At March 31, 2001, the Company had two types of cash flow hedges open: a series of eight costless collar arrangements and one natural gas price swap. The Company has recorded these items at their fair market value on the balance sheet. The related gains and losses were recorded as Other Comprehensive Income, a component of Stockholders' Equity on the balance sheet, rather than to the income statement to the extent that the hedge was proven to be effective. For the first quarter of 2001, a $1.7 million ($2.8 million pre-tax) unrealized loss was recorded to Other Comprehensive Income. Ineffectiveness arises when the change in fair value of the cash flow hedge does not perfectly offset the change in the underlying anticipated natural gas sale. The ineffective portion of the cash flow hedges, a $0.3 million gain in the first quarter of 2001, was recorded directly to the income statement as a Change in Derivative Fair Value. Additionally, the time value component of the market value, a $5.9 million gain in the first quarter of 2001, was recognized entirely as part of the Change in Derivative Fair Value.

    The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in the future market prices of energy commodities. See Forward-Looking Information on page 16.

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



                                  CABOT OIL & GAS CORPORATION
                                     (Registrant)





April 27, 2001                    By:   /s/ Scott C. Schroeder
                                      ------------------------
                                      Scott C. Schroeder, Vice President, Chief
                                      Financial Officer and Treasurer
                                      (Principal Executive Officer Duly
                                      Authorized to Sign on Behalf of
                                      the Registrant)


                                  By:   /s/ Henry C. Smyth
                                      --------------------
                                      Henry C. Smyth, Vice President
                                      and Controller
                                      (Principal Accounting Officer)