Form 10-K/A
period 2000-12-31
CABOT OIL & GAS CORP
filed 2001-06-22
CIK 858470

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

                        Commission File Number 1-10447

                          CABOT OIL & GAS CORPORATION
             (Exact name of registrant as specified in it charter)

                     DELAWARE                            04-3072771
             (State of incorporation)               (IRS Employer ID No.)

    1200 Enclave Parkeay, Houston, Texas 77077         (281) 589-4600
     (Address of principal executive office)      (Registrant's telephone)

     The registrant hereby amends the annual report on Form 10-K to include under Part IV, Item 14, a(3) the following:

            EXHIBIT 99.1 - Annual Report on Form 11-K for the Cabot
               Oil & Gas Corporation Savings Investment Plan

                          CABOT OIL & GAS CORPORATION

                     INDEX TO FORM 10-K/A, AMENDMENT NO. 1

                                                                           PAGE
Signature page ..........................................................    2

Exhibit 99.1 - Annual Report on Form 11-K for the Cabot
 Oil & Gas Savings Investment Plan

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CABOT OIL & GAS CORPORATION




                                   BY: /s/ HENRY C. SMYTH
                                       ------------------------------
                                       Henry C. Smyth
                                       Vice President and Controller

June 22, 2001