Form 10-Q
period 2001-06-30
CABOT OIL & GAS CORP
filed 2001-07-27
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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


                  Yes   X                                   No ______
                      -----


     As of July 24, 2001, there were 29,601,604 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

Part I.  Financial Information                                                                 Page
                                                                                               ----
   Item 1.  Financial Statements

     Condensed Consolidated Statement of Operations for the Three and Six Months
      Ended June 30, 2001 and 2000...........................................................    3

     Condensed Consolidated Balance Sheet at June 30, 2001 and December 31, 2000.............    4

     Condensed Consolidated Statement of Cash Flows for the Three and Six Months
      Ended June 30, 2001 and 2000...........................................................    5

     Notes to Condensed Consolidated Financial Statements....................................    6

     Report of Independent Accountant's Review of
      Interim Financial Information..........................................................   11

   Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................................   12

   Item 3A.  Quantitative and Qualitative Disclosures about Market Risk......................   20


Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders..............................   22

   Item 6.  Exhibits and Reports on Form 8-K.................................................   22

Signature....................................................................................   23

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements
------------------------------


                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                        --------------------  --------------------
                                                          2001       2000       2001       2000
                                                        --------    -------   --------   --------

NET OPERATING REVENUES
  Natural Gas Production..............................  $ 73,411    $38,903   $174,136   $ 77,989
  Brokered Natural Gas................................    27,273     37,024     62,695     73,960
  Crude Oil and Condensate............................    10,964      4,649     22,520      8,974
  Change in Derivative Fair Value  (Note 8)...........    (4,988)        --      1,211         --
  Other...............................................       946      1,872      1,936      6,644
                                                        --------    -------   --------   --------
                                                         107,606     82,448    262,498    167,567
OPERATING EXPENSES
  Brokered Natural Gas Cost...........................    26,323     35,923     60,479     71,408
  Direct Operations - Field & Pipeline................     9,650      9,062     17,870     17,573
  Exploration.........................................    14,540      4,162     25,313      7,395
  Depreciation, Depletion and Amortization............    16,198     12,464     32,089     25,112
  Impairment of Unproved Properties...................     1,482        963      2,964      1,923
  Impairment of Long-Lived Assets.....................        --      9,143         --      9,143
  General and Administrative..........................     5,691      5,331     11,638     10,218
  Taxes Other Than Income.............................     6,715      4,954     16,617      9,555
                                                        --------    -------   --------   --------
                                                          80,599     82,002    166,970    152,327
Loss on Sale of Assets................................       (31)       (26)       (27)       (47)
                                                        --------    -------   --------   --------
INCOME FROM OPERATIONS................................    26,976        420     95,501     15,193
Interest Expense......................................     4,704      5,365      9,409     11,336
                                                        --------    -------   --------   --------
Income (Loss) Before Income Taxes.....................    22,272     (4,945)    86,092      3,857
Income Tax Expense (Benefit)..........................     8,679     (1,863)    33,438      1,594
                                                        --------    -------   --------   --------
NET INCOME (LOSS).....................................    13,593     (3,082)    52,654      2,263

Dividend Requirement on Preferred Stock...............        --     (4,600)        --     (3,749)
                                                        --------    -------   --------   --------
Net Income Applicable to
  Common Stockholders.................................  $ 13,593    $ 1,518   $ 52,654   $  6,012
                                                        ========    =======   ========   ========

Basic Earnings Per Share
  Applicable to Common Stockholders...................  $   0.46    $  0.05   $   1.79   $   0.23

Diluted Earnings Per Share
  Applicable to Common Stockholders...................  $   0.45    $  0.05   $   1.76   $   0.23

Average Common Shares Outstanding.....................    29,509     26,694     29,414     25,746

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                (In Thousands)

                                                             JUNE 30,   DECEMBER 31,
                                                               2001         2000
                                                             --------   ------------
ASSETS
Current Assets
    Cash and Cash Equivalents..............................  $  9,361       $  7,574
    Accounts Receivable....................................    55,641         85,677
    Inventories............................................    14,194         11,037
    Other..................................................    30,028          5,981
                                                             --------       --------
       Total Current Assets................................   109,224        110,269
Properties and Equipment, Net (Successful Efforts Method)..   661,732        623,174
Other Assets...............................................     1,974          2,191
                                                             --------       --------
                                                             $772,930       $735,634
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current Portion of Long-Term Debt......................  $     --       $ 16,000
    Accounts Payable.......................................    95,050         81,566
    Accrued Liabilities....................................    27,334         20,542
                                                             --------       --------
       Total Current Liabilities...........................   122,384        118,108
Long-Term Debt.............................................   187,000        253,000
Deferred Income Taxes......................................   135,626        108,174
Other Liabilities..........................................    13,837         13,847
Stockholders' Equity
    Common Stock:
       Authorized -- 40,000,000 Shares of $.10 Par Value
       Issued and Outstanding - 29,892,603 Shares and
       29,494,411 Shares in 2001 and 2000, Respectively....     2,989          2,949
    Additional Paid-in Capital.............................   293,591        285,572
    Retained Earnings/(Accumulated Deficit)................     8,669        (41,632)
    Accumulated Other Comprehensive Income (Note 9)........    13,218             --
    Less Treasury Stock, at Cost:
       302,600 Shares in 2001 and 2000.....................    (4,384)        (4,384)
                                                             --------       --------
       Total Stockholders' Equity..........................   314,083        242,505
                                                             --------       --------
                                                             $772,930       $735,634
                                                             ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                        -------------------     ------------------
                                                          2001       2000         2001       2000
                                                        --------   --------     --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)....................................   $ 13,593   $ (3,082)  $  52,654   $  2,263
 Adjustment to Reconcile Net Income (Loss) to
  Cash Provided by Operating Activities:
   Depletion, Depreciation and Amortization...........     16,198     12,464      32,089     25,112
   Impairment of Undeveloped Leasehold................      1,482        963       2,964      1,923
   Impairment of Long-Lived Assets....................         --      9,143          --      9,143
   Deferred Income Taxes..............................      5,319     (1,994)     19,107        607
   Loss on Sale of Assets.............................         31         26          27         47
   Exploration Expense................................     14,540      4,162      25,313      7,395
   Change in Derivative Fair Value....................      4,988         --      (1,211)        --
   Other..............................................        602       (262)      1,381        239
 Changes in Assets and Liabilities:
   Accounts Receivable................................     15,503     (8,811)     30,036     (7,776)
   Inventories........................................     (6,618)    (3,385)     (3,157)     2,617
   Other Current Assets...............................      4,575     (2,142)       (534)      (790)
   Other Assets.......................................         73        240         217        340
   Accounts Payable and Accrued Liabilities...........    (11,194)     7,962       8,785      8,400
   Other Liabilities..................................     (1,597)       488        (578)     1,687
                                                         --------   --------   ---------   --------
     Net Cash Provided by Operating Activities........     57,495     15,772     167,093     51,207
                                                         --------   --------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures.................................    (29,008)   (23,115)    (63,754)   (42,060)
 Proceeds from Sale of Assets.........................        302        258         739      1,781
 Exploration Expense..................................    (14,540)    (4,162)    (25,313)    (7,395)
                                                         --------   --------   ---------   --------
  Net Cash Used by Investing Activities...............    (43,246)   (27,019)    (88,328)   (47,674)
                                                         --------   --------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock.................................      3,182     78,817       7,376     80,048
 Retirement of Preferred Stock........................         --    (51,600)         --    (51,600)
 Increase in Debt.....................................     54,000     29,000      73,000     56,000
 Decrease in Debt.....................................    (66,000)   (42,000)   (155,000)   (84,000)
 Dividends Paid.......................................     (1,181)    (2,377)     (2,354)    (4,231)
                                                         --------   --------   ---------   --------
  Net Cash Provided (Used) by Financing Activities....     (9,999)    11,840     (76,978)    (3,783)
                                                         --------   --------   ---------   --------

Net Increase (Decrease) in Cash and Cash Equivalents..      4,250        593       1,787       (250)
Cash and Cash Equivalents, Beginning of Period........      5,111        836       7,574      1,679
                                                         --------   --------   ---------   --------
Cash and Cash Equivalents, End of Period..............   $  9,361   $  1,429   $   9,361   $  1,429
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

   Our independent accountants have performed a review of these condensed consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Section 7 and 11 of the Act.

2. PROPERTIES AND EQUIPMENT

   Properties and equipment are comprised of the following:

                                                             JUNE 30,    DECEMBER 31,
                                                               2001         2000
                                                            ----------   -----------
                                                                 (In thousands)
    Unproved Oil and Gas Properties.......................  $   41,450    $   31,780
    Proved Oil and Gas Properties.........................   1,053,453       993,397
    Gathering and Pipeline Systems........................     129,654       128,257
    Land, Building and Improvements.......................       4,563         4,538
    Other.................................................      25,745        25,601
                                                            ----------    ----------
                                                             1,254,865     1,183,573
    Accumulated Depreciation, Depletion and Amortization..    (593,133)     (560,399)
                                                            ----------    ----------
                                                            $  661,732    $  623,174
                                                            ==========    ==========

3. ADDITIONAL BALANCE SHEET INFORMATION

   Certain balance sheet amounts are comprised of the following:

                                                              JUNE 30,  DECEMBER 31,
                                                                2001        2000
                                                              --------  ------------
                                                                   (In thousands)
   Accounts Receivable
    Trade Accounts........................................  $   52,018    $   79,773
    Joint Interest Accounts...............................       5,822         4,074
    Current Income Tax Receivable.........................          37            37
    Other Accounts........................................         722         4,347
                                                            ----------    ----------
                                                                58,599        88,231
   Allowance for Doubtful Accounts........................      (2,958)       (2,554)
                                                             ---------    ----------
                                                            $   55,641    $   85,677
                                                             =========    ==========

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2001           2000
                                                                     -------        -------
                                                                         (In thousands)
Other Current Assets
      Derivative Instrument Asset - SFAS 133.................        $23,514        $    --
      Drilling Advances......................................          3,542          2,459
      Prepaid Balances.......................................          1,040          1,101
      Other Accounts.........................................          1,932          2,421
                                                                     -------        -------
                                                                     $30,028        $ 5,981
                                                                     =======        =======
Accounts Payable
      Trade Accounts.........................................        $17,898        $20,855
      Natural Gas Purchases..................................         13,457         12,525
      Royalty and Other Owners...............................         18,597         22,858
      Capital Costs..........................................         24,041         13,486
      Taxes Other Than Income................................          3,354          2,654
      Drilling Advances......................................          2,804            456
      Wellhead Gas Imbalances................................          2,433          2,185
      Other Accounts.........................................         12,466          6,547
                                                                     -------        -------
                                                                     $95,050        $81,566
                                                                     =======        =======
Accrued Liabilities
      Employee Benefits......................................        $ 5,536        $ 5,441
      Taxes Other Than Income................................         14,033         11,363
      Interest Payable.......................................          1,298          2,478
      Income Taxes Payable...................................          4,617             --
      Short-Term Derivative Instrument Liability - SFAS 133..            172             --
      Other Accrued..........................................          1,678          1,260
                                                                     -------        -------
                                                                     $27,334        $20,542
                                                                     =======        =======

Other Liabilities
      Postretirement Benefits Other Than Pension.............        $ 1,657        $ 1,497
      Accrued Pension Cost...................................          6,862          6,743
      Long-Term Derivative Instrument Liability - SFAS 133...            568             --
      Taxes Other Than Income and Other......................          4,750          5,607
                                                                     -------        -------
                                                                     $13,837        $13,847
                                                                     =======        =======

4.    LONG-TERM DEBT

      At June 30, 2001, the Company had $87 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal.

      In July 2001, the Company issued $170 million of notes in a private placement transaction for the purpose of funding the acquisition of Cody Company. See discussion in Note 10.

5.    EARNINGS PER SHARE

      Basic earnings per share for the second quarter and six months of the year were based on the year-to-date weighted average shares outstanding of 29,414,275 in 2001 and 25,746,134 in 2000. The diluted earnings per share amounts are based
on weighted average shares outstanding plus common stock equivalents.   Common
stock equivalents, which include both stock awards and stock options, totaled 439,767 in 2001 and 328,425 in 2000.

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

    The Company has a reserve that it believes is adequate to provide for this potential environmental liability based on its estimate of the probable outcome of this matter. While the potential impact to the Company may materially affect quarterly or annual financial results or cash flows, management does not believe it would materially impact the Company's financial position. The Company will continue to monitor the facts and its assessment of its liability related to this claim.


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

    The Company believes that it has substantial defenses to this claim and intends to vigorously assert such defenses. The Company has a reserve that it believes is adequate to provide for this potential liability based on its estimate of the probable outcome of this matter. While the potential impact to the Company may materially affect quarterly or annual financial results or cash flows, management does not believe it would materially impact the Company's financial position.


8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

    Gains and losses on hedging instruments related to accumulated Other Comprehensive Income and adjustments to carrying amounts on hedged production are included in natural gas or crude oil production revenues in the period that the related production is delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in Change in Derivative Fair Value on the income statement in the period in which they occur.

    The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At June 30, 2001, the Company had two types of cash flow hedges open: a series of eight costless collar arrangements and one natural gas price swap. At June 30, 2001, a $21.6 million pre-tax unrealized gain was recorded to Other Comprehensive Income along with a $0.7 million derivative liability, a derivative asset of $23.5 million and a non-cash gain of $1.2 million. The ineffective portion of the cash flow hedges, a $1.0 million gain at June 30, 2001, was recorded as a component of the Change in Derivative Fair Value on the income statement. The remainder of the Change in Derivative Fair Value was a $0.2 million gain at June 30, 2001, representing the time value component of the costless collar arrangement. Based on commodity prices and other circumstances as of June 30, 2001, the Company expects to reclass a deferred gain of $13.2 million ($21.6 million pre-tax) to earnings from Accumulated Other Comprehensive Income during the next twelve months.

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

    On January 1, 2001, in accordance with the transition provisions of SFAS 133, the Company recorded an after-tax loss of $2.6 million in Other Comprehensive Loss representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. The Company recorded cash flow hedge derivative liabilities of $4.3 million and an after-tax, non-cash loss of less than $0.1 million was recorded in earnings as a component of the Change in Derivative Fair Value.

    During the first six months of 2001, gains of $3.7 million ($2.3 million after tax) were transferred to Other Comprehensive Income and the Derivative Instrument Asset on the balance sheet increased $22.1 million ($13.6 million after tax).

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

9.  COMPREHENSIVE INCOME

    Comprehensive income includes net income and certain items recorded directly to shareholders' equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in January of 2001. Following the adoption of SFAS 133, the Company recorded an after-tax credit to Other Comprehensive Income of $13.2 million in the first six months of 2001 related to the change in fair value of certain derivative financial instruments that has qualified for cash flow hedge accounting. The following table illustrates the calculation of comprehensive income for the six-month period ended June 30, 2001:

                                                                 (In thousands)
                                                                 --------------

    Accumulated Other Comprehensive Income - December 31, 2000..                 $    --
    Net Income..................................................  $52,654

    Other Comprehensive Income (net of tax)
    ---------------------------------------
      Cumulative effect of change in accounting principle -
         January 1, 2001                                           (2,617)
      Reclassification adjustment for settled contracts             2,267
      Changes in fair value of outstanding hedging positions       13,568
                                                                  -------
    Other Comprehensive Income..................................  $13,218        $13,218
                                                                  -------        -------

    Comprehensive Income........................................  $65,872
                                                                  =======

    Accumulated Other Comprehensive Income......................                 $13,218
                                                                                 =======

    There were no items in Other Comprehensive Income during 2000.

10. ACQUISITION OF CODY COMPANY

    In June 2001, the Company entered into a definitive merger agreement to acquire the stock of Cody Company, the parent of Cody Energy LLC for $230 million. Cody shareholders will receive approximately $168 million in cash and $62 million in stock, or cash and stock, at the Company's election. The Cody Company acquisition is expected to close prior to August 17, 2001. Cody Company is based in Denver, Colorado, with substantially all of its exploration and production reserves located in the onshore Gulf Coast region.

    To fund the cash portion of this acquisition, the Company issued $170 million in Notes in a private placement transaction that closed on July 26, 2001. Prior to the determination of the Note's interest rates, the Company entered into a treasury lock in order to reduce the risk of rising interest rates. Interest rates rose during the pricing period, resulting in a $0.7 million gain that will be amortized over the life of the Notes, and thereby reducing the effective interest rate by 5.5 basis points. The Notes are in three series with maturity dates and interest rates as follows:

    $75 million with a coupon rate of 7.26% (7.2% effective interest rate) due in July 2011
    $75 million with a coupon rate of 7.36% (7.3% effective interest rate) due in July 2013
    $20 million with a coupon rate of 7.46% (7.4% effective interest rate) due in July 2016

Any incremental cash used in the Cody acquisition will come from the Company's revolving credit facility.

Report of Independent Accountants

To the Board of Directors and Shareholders of Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for each of the three and six-month periods ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP

Houston, Texas
July 26, 2001

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------------------
Results of Operations
---------------------

    The following review of operations for the second quarter of 2001 and 2000 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 2000.

Overview

    During the second quarter of 2001, we realized the second highest quarterly natural gas prices in our history, exceeded only by prices realized in the first quarter of this year. For the first half of 2001 realized natural gas prices were 118% higher than the same period of last year. Oil prices were up 26% and oil production doubled from the second quarter of last year. The improvement in oil production was primarily driven by the Company's discoveries in south Louisiana. Operating revenues increased $94.9 million, or 57%, and net income increased $46.6 million, mainly as a result of this improved price environment and increased production. Operating cash flows were similarly impacted, improving by $115.9 million over last year, contributing to a $82 million reduction in debt and a $39.6 million increase in capital and exploration spending.

    Net income for the first half of 2001 was $52.7 million, or $1.79 per share, including a $1.2 million non-cash gain realized from the change in the fair value of our derivatives under the newly adopted SFAS 133 (see Note 8). This selected item increased after-tax net income by $0.8 million, or $0.03 per share, in the first half of 2001. Excluding this selected item, our year-to-date 2001 net income was $51.9 million, or $1.76 per share.

    We drilled 96 gross wells with a success rate of 88% compared to 60 gross wells and a 92% success rate in the first half of 2000. For the full year, we plan to drill approximately 206 gross wells and spend approximately $189.2 million in capital and exploration expenditures compared to 129 gross wells and $122.6 million of capital and exploration expenditures in 2000. Total expenditures were $99.6 million for the first half of 2001, compared to $55.7 million for the comparable period in 2000.

    Natural gas production was 30.6 Bcf, up 0.7 Bcf compared to the 2000 first half. Production from our recent discoveries in the Gulf Coast helped boost production in that region by 3.1 Bcfe for the first six months of 2001. However, anticipated declines in the other regions offset 2.4 Bcf of this production.

    Our strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. Market conditions have improved significantly this year and our realized gas price for the first half of 2001 of $5.68/Mcf was the highest we have ever realized. Although second quarter 2001 realized natural gas prices rose 80% over the prior year, prices were 27% lower then those realized in the first quarter of this year. Prices of natural gas for Henry Hub have declined from a high of $9.19 per Mmbtu in January 2001 to $3.16 per Mmbtu in July 2001. Based on this history of market volatility, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

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

    In August 2001, we expect to complete the acquisition of the stock of Cody Company for $230 million in cash and stock. In July 2001, $170 million in Notes were issued in a private placement transaction to fund a portion of this transaction. We expect that this acquisition and the related issuance of debt will result in increases to operating revenues, operating expenses, production and interest expense. Increases to the capital spending program are also planned.

    Our primary source of cash during the first half of 2001 was from funds generated from operations. Another source of cash was the exercise of stock options. Cash was primarily used to reduce debt, fund exploration and development expenditures, and pay dividends.

    We had a net cash inflow of $1.8 million in the first half of 2001. Cash inflows from operating activities totaled $167.1 million in the period, substantially funding both the $82 million debt reduction and the $89.1 million of capital and exploration expenditures.

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2001           2000
                                                          ----           ----
                                                             (In millions)

Cash Flows Provided by Operating Activities............ $167.1          $51.2
                                                        ======          =====

    Cash flows from operating activities in the 2001 first half were $115.9 million higher than the corresponding period of 2000 primarily due to higher natural gas and oil prices and favorable changes in working capital.

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2001           2000
                                                          ----           ----
                                                             (In millions)

Cash Flows Used by Investing Activities................ $ 88.3          $47.7
                                                        ======          =====

    Cash flows used by investing activities in the first six months of 2001 and 2000 were substantially attributable to capital and exploration expenditures of $89.1 million and $49.5 million, respectively. Proceeds from the sale of certain oil and gas properties were $0.7 in 2001 and $1.8 million in 2000.


                                                       SIX MONTHS ENDED JUNE 30,
                                                          2001           2000
                                                          ----           ----
                                                             (In millions)

Cash Flows Used by Financing Activities................ $ 77.0          $ 3.8
                                                        ======          =====

    Cash flows used by financing activities in the first half of 2001 included $82 million used to reduce borrowings on our revolving credit facility and 10.18% Notes, and $2.4 million used to pay dividends. Proceeds from the exercise of stock options in the period were $7.4 million. In the first half of 2000, we raised $80 million from the sale of common stock through a public offering and through stock option exercises. Of the proceeds, $51.6 million was used to repurchase all of the then-outstanding shares of our preferred stock. Cash flows used by financing activities in the first half of 2000 also included $28 million used to reduce borrowings on our revolving credit facility, and $4.2 million for the payment of dividends, including the final dividend payment on the preferred stock.

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

     Our 2001 interest expense is projected to be approximately $21.6 million, including interest on the $170 million in Notes used to fund the acquisition of Cody Company. In May 2001, a $16 million principal payment was made on the 10.18% Notes. This amount had been reflected as "Current Portion of Long-Term Debt" on the balance sheet. Additionally, the final $16 million payment on these notes that was due in May 2002 was paid in May 2001 using existing capacity on the revolving credit agreement.

     Capitalization

     Our capitalization information is as follows:

                                               JUNE 30,      DECEMBER 31,
                                                  2001           2000
                                                ------         ------
                                                     (In millions)

     Long-Term Debt.........................    $187.0         $253.0
     Current Portion of Long-Term Debt......        --           16.0
                                                ------         ------
      Total Debt............................     187.0          269.0
                                                ------         ------

     Stockholders' Equity
      Common Stock (net of Treasury Stock)..     314.1          242.5
                                                ------         ------
      Total.................................     314.1          242.5
                                                ------         ------

     Total Capitalization...................    $501.1         $511.5
                                                ======         ======
     Debt to Capitalization.................      37.3%          52.6%

     During the first half of 2001, we paid dividends of $2.4 million on the common stock. A regular dividend of $0.04 per share of common stock was declared for the quarter ending June 30, 2001, to be paid August 24, 2001 to shareholders of record as of August 10, 2001.

     As a result of the requirements of SFAS 133 adopted January 1, 2001 (see
Note 9), our Stockholders' Equity includes $13.2 million, net of tax, in Other Comprehensive Income for the six-months ended June 30, 2001.

     In May 2001, we paid off our 10.18% Notes one year early utilizing existing borrowing capacity under our revolving credit agreement. During the first half of 2001, we reduced the total outstanding debt balance by $82 million. The increased cash flow from operations in the period provided the necessary cash for this debt reduction.

     Capital and Exploration Expenditures

     On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures based upon projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                             SIX MONTHS ENDED JUNE 30,
                                                2001           2000
                                               -----          -----
                                                  (In millions)
     Capital Expenditures
      Drilling and Facilities............      $52.7          $37.8
      Leasehold Acquisitions.............       14.0            3.6
      Pipeline and Gathering.............        1.3            1.8
      Other..............................        0.1            0.8
                                               -----          -----
                                                68.1           44.0
                                               -----          -----
     Proved Property Acquisitions........        6.2            4.3
     Exploration Expenses................       25.3            7.4
                                               -----          -----
      Total..............................      $99.6          $55.7
                                               =====          =====

     Total capital and exploration expenditures in the first half of 2001 increased $43.9 million compared to the same period of 2000, primarily as a result of increased drilling activity as well as increases in leasehold acquisitions costs consistent with our future drilling plans.

     We plan to drill 206 gross wells in 2001 compared with 129 gross wells drilled in 2000. This 2001 drilling program includes $190.0 million in total capital and exploration expenditures, up from $122.6 million in 2000. Expected capital and exploration spending in 2001 includes $100.6 million for drilling, $19.2 million for lease acquisition costs and $14.5 million for geological and geophysical expenses including seismic data costs. Drilling of an additional 32 gross wells and capital and exploration expenditures of $22.3 million are planned for the properties to be acquired from Cody Company in August 2001. In addition to the drilling and exploration program, other 2001 capital expenditures are planned primarily for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

Results of Operations

     For the purpose of reviewing our results of operations, "Net Income" is defined as net income available to common shareholders.

     Selected Financial and Operating Data
                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                    ------------------          ------------------
                                                     2001        2000            2001        2000
                                                    ------      ------          ------      ------
                                                           (In millions, except where noted)
Net Operating Revenues.......................       $107.6      $ 82.4          $262.5      $167.6
Operating Expenses...........................         80.6        82.0           167.0       152.3
Operating Income.............................         27.0         0.4            95.5        15.2
Interest Expense.............................          4.7         5.4             9.4        11.3
Net Income...................................         13.6         1.5            52.7         6.0
Earnings Per Share - Basic...................       $ 0.46      $ 0.05          $ 1.79      $ 0.23
Earnings Per Share - Diluted.................       $ 0.45      $ 0.05          $ 1.76      $ 0.23

Natural Gas Production (Bcf)
 Gulf Coast..................................          4.7         3.0             9.5         6.4
 West........................................          6.4         7.2            12.8        14.5
 Appalachia..................................          4.2         4.5             8.3         9.0
                                                    ------      ------          ------      ------
 Total Company...............................         15.3        14.7            30.6        29.9

Natural Gas Production Sales Prices ($/Mcf)
 Gulf Coast..................................       $ 5.16      $ 3.05          $ 6.26      $ 2.78
 West........................................       $ 4.11      $ 2.51          $ 5.10      $ 2.38
 Appalachia..................................       $ 5.44      $ 2.63          $ 5.94      $ 2.85
 Total Company...............................       $ 4.79      $ 2.66          $ 5.68      $ 2.61

Crude/Condensate
 Volume (MBbl)...............................          394         205             798         400
 Price ($/Bbl)...............................       $27.86      $22.66          $28.21      $22.42

Brokered Natural Gas Margin
 Volume (Bcf)................................          5.6        11.4            10.4        25.2
 Margin ($/Mcf)..............................       $ 0.17      $ 0.10           $0.21      $ 0.10

     The table below presents the after-tax effect of certain selected our results of operations for the three- and six-month periods ended June 30, 2001.

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30, 2001           JUNE 30, 2001
                                                  --------------------     -----------------
                                                  Amount     per share     Amount  per share
                                                  ------     ---------     ------  ---------
                                                   (In millions, except per share amounts)

Net Income Before Selected Items.............     $16.7       $ 0.56       $51.9      $1.76
 Change in Derivative Fair Value.............      (3.1)       (0.10)        0.8       0.03
                                                  -----       ------       -----      -----
Net Income Available to Common Shareholders..     $13.6       $ 0.46       $52.7      $1.79
                                                  =====       ======       =====      =====

     The selected item in 2001 is the change in derivative fair value during the six months ended June 30, 2001 related to the adoption SFAS 133 on January 1, 2001. See Note 9 for further discussion.

     The table below presents the after-tax effect of certain selected items on our results of operations for the three- and six-month periods ended June 30, 2000.

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30, 2001           JUNE 30, 2001
                                                  --------------------     -----------------
                                                  Amount     per share     Amount  per share
                                                  ------     ---------     ------  ---------
                                                    (In millions, except per share amounts)
Net Income Before Selected Items..............     $ 2.6       $ 0.10      $ 5.4     $ 0.21
  Benefit from miscellaneous net revenue (1)..        --           --        1.7       0.07
  Impairment of long-lived assets.............      (5.6)       (0.22)      (5.6)     (0.22)
  Closure of Pittsburgh office................      (0.6)       (0.03)      (0.6)     (0.03)
  Negative preferred stock dividend...........       5.1         0.20        5.1       0.20
                                                   -----       ------      -----     ------
Net Income Available to Common Shareholders...     $ 1.5       $ 0.05      $ 6.0     $ 0.23
                                                   =====       ======      =====     ======

 /(1)/ Represents net benefit, primarily from a contract settlement.

     These selected items impacted our 2000 financial results. Because they are not a part of our normal business, we have isolated their effect in the table above. These selected items are as follows:

 . Miscellaneous net revenue, primarily from the settlement of a natural gas sales contract, was recorded in the first quarter of 2000 ($1.7 million after tax).

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

     Second Quarters of 2001 and 2000 Compared

     Net Income and Revenues.  We reported net income before the selected items
     -----------------------
in the second quarter of 2001 of $16.7 million, or $0.56 per share. During the corresponding quarter of 2000, we recorded net income excluding selected items of $2.6 million, or $0.10 per share. Operating revenues increased by $30.1 million and operating income increased by $21.5 million. Natural gas made up 65%, or $73.4 million, of net operating revenue in 2001. The increase in net operating revenues was driven primarily by realized price improvements of 80% for natural gas and 23% for oil. Net income and operating income were similarly impacted by the increase in commodity prices.

  The average Gulf Coast natural gas production sales price rose $2.11 per Mcf, or 69%, to $5.16, increasing net operating revenues by approximately $9.8 million. In the Western region, the average natural gas production sales price increased $1.60 per Mcf, or 64%, to $4.11, increasing net operating revenues by approximately $10.4 million. The average Appalachian natural gas production sales price increased $2.81 per Mcf, or 107%, to $5.44, increasing net operating revenues by approximately $11.7 million. The overall weighted average natural gas production sales price increased $2.13 per Mcf, or 80%, to $4.79, increasing revenues by $31.9 million. On the last day of 2000, we entered into a series of natural gas price collars that limited our exposure to the decline in commodity prices for the months of February through October 2001. Index prices were below the floor of these collars in May and June of 2001 resulting in a hedge gain of $4.7 million, which contributed a $0.28 per Mcf increase to our realized natural gas price for the quarter. These collar arrangements covered approximately 55% of our natural gas production during the second quarter of 2001and remain in place through October 2001.

     Natural gas production volume in the Gulf Coast region was up 1.7 Bcf, or 57%, to 4.7 Bcf primarily due to new production brought on line in south Louisiana. Natural gas production volume in the Western region was down 0.8 Bcf, or 11%, to 6.4 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area during 1999 and 2000. Natural gas production volume in the Appalachian region was down 0.3 Bcf, or 7%, to 4.2 Bcf, as a result of a decrease in drilling activity in the region in 1999 and 2000. The 0.6 Bcf, or 4%, improvement in total natural gas production increased revenue by $2.6 million in the second quarter of 2001.

     Brokered natural gas revenue decreased $9.8 million, or 26%, over the second quarter of last year. The sales price of brokered natural gas rose 50%, resulting in an increase in revenue of $9.1 million, offset by a 51% decrease in volume of natural gas brokered this quarter, reducing revenues by $18.9 million. After including the related brokered natural gas costs, we realized a net margin of $1.0 million in the second quarter of 2001 and $1.1 million in the comparable quarter of 2000.

     Crude oil prices rose $5.20 per Bbl, or 23%, to $27.86, resulting in an increase to net operating revenues of approximately $2.0 million. In addition, the volume of crude oil sold in the quarter increased by 189 Mbbls, or 92%, to 394 Mbbls, boosting net operating revenues by $4.3 million. This improvement in volume is primarily in the Gulf Coast, which had been impacted by production delays during the second quarter of last year.

     Other net operating revenues decreased $0.9 million to $0.9 million, both as a result of a decline in Section 29 tax credit revenues due to a one-time adjustment made in the second quarter of 2000 and a decline on liquids plant revenues due to a reduction in processed volumes.

     Costs and Expenses.  Excluding the second quarter 2000 costs incurred in
     ------------------
connection with the closure of our Pittsburgh office and the impairment of long-lived assets, total costs and expenses from operations increased $8.7 million, or 12%, in the second quarter of 2001 compared to the same period of 2000. The primary reasons for this fluctuation are as follows:

  . Brokered natural gas cost decreased $9.6 million, or 27%, over the second quarter of last year. The cost of brokered natural gas rose 49%, resulting in an increase to expense of $8.7 million, offset by a 51% decrease in volume of natural gas brokered this quarter, reducing costs by $18.3 million. After including the related brokered natural gas revenues, we realized a net margin of $1.0 million in the second quarter of 2001 and $1.1 million in the comparable quarter of 2000.

  . Direct operating expense increased $1.1 million, or 13%, as a result of costs associated with the expansion of the Gulf Coast regional office, including investments both in staffing and technology, and the cost of operations for new wells brought on line primarily in south Louisiana.

  . Exploration expense increased $10.5 million, or 260%, primarily as a result of $8.3 million in dry hole expenses recorded in the second quarter of 2001 primarily in the Gulf Coast and Appalachian regions, an increase of $7.3 million from last year. Additionally, geological and geophysical expense, primarily related to the acquisition and processing of seismic data, has increased $2.4 million for the quarter. These increases are consistent with the budget for the expanded 2001 drilling program.

  . Depreciation, depletion, amortization and impairment expense increased $4.3 million, or 32%, due to the increase in natural gas and oil production in the quarter, as well as the stronger influence of the higher cost Gulf Coast region where equivalent production has increased 77% from last year's second quarter.

  . General and administrative costs rose $0.7 million, or 13%, primarily as a result of costs associated with certain non-cash compensation programs.

  . Taxes other than income rose $1.8 million, or 36%, as a result of higher commodity prices realized this quarter.

     Interest expense decreased $0.7 million as a result of a lower average level of outstanding debt during the second quarter of 2001 when compared to the second quarter of 2000.

     Income tax expense increased $8.6 million due to the comparable increase in earnings before income tax excluding the selected items.

     Six Months of 2001 and 2000 Compared

     Net Income and Revenues.  Excluding the selected items, we reported net
     -----------------------
income in the first half of 2001 of $51.9 million, or $1.76 per share.   During
the corresponding half of 2000, we had net income excluding selected items of $5.4 million, or $0.21 per share. Operating revenues and operating income increased $96.6 million and $71.8 million, respectively. Natural gas made up 67%, or $174.1 million, of net operating revenue in 2001. The increase in net operating revenues was driven primarily by a 118% increase in the average natural gas price and by a 26% increase in the average oil price. Net income and operating income were similarly impacted by the increase in commodity prices.

    The average Gulf Coast natural gas production sales price rose $3.48 per Mcf, or 125%, to $6.26, increasing net operating revenues by approximately $32.8 million. In the Western region, the average natural gas production sales price increased $2.72 per Mcf, or 114%, to $5.10, increasing net operating revenues by approximately $35.0 million. The average Appalachian natural gas production sales price increased $3.09 per Mcf, or 108%, to $5.94, increasing net operating revenues by approximately $25.5 million. The overall weighted average natural gas production sales price increased $3.07 per Mcf, or 118%, to $5.68, increasing revenues by $93.3 million.

     Natural gas production volume in the Gulf Coast region was up 3.1 Bcf, or 48%, to 9.5 Bcf primarily due to new production brought on line in south Louisiana. Natural gas production volume in the Western region was down 1.7 Bcf, or 12%, to 12.8 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area since 1999. Natural gas production volume in the Appalachian region was down 0.7 Bcf, or 8%, to 8.3 Bcf, as a result of a decrease in drilling activity in the region since 1999. The 0.7 Bcf, or 2%, rise in total natural gas production increased revenue by $2.8 million in the first half of 2001.

     Crude oil prices increased $5.79 per Bbl, or 26%, to $28.21, resulting in an increase to net operating revenues of approximately $4.6 million. The volume of crude oil sold in the first six months of the year increased by 398 Mbbl, or 100%, to 798 Mbbl, increasing net operating revenues by $8.9 million.

     Brokered natural gas revenue decreased $11.3 million, or 15%, over the first half of last year. The sales price of brokered natural gas rose 105%, resulting in an increase in revenue of $32.1 million, offset by a 59% decrease in volume of natural gas brokered this period, reducing revenues by $43.4 million. After including the related brokered natural gas costs, we realized a net margin of $2.2 million in the first half of 2001 and $2.6 million in the comparable period of 2000.

     Excluding the selected items, other operating revenues decreased $1.9 million to $1.9 million, both as a result of a decline in Section 29 tax credit revenues due to a one-time adjustment made in the second quarter of 2000 and a decline liquids plant revenues due to changes in activity levels.

     Costs and Expenses.  Excluding the selected items, total costs and expenses
     -------------------
from operations increased $24.7 million, or 17%, due primarily to the following:

  . Brokered natural gas cost decreased $10.9 million, or 15%, over the first half of last year. The cost of brokered natural gas rose 105%, resulting in an increase to expense of $31.0 million, offset by a 59% decrease in volume of natural gas brokered this quarter, reducing costs by $41.9 million. After including the related brokered natural gas revenues we realized a net margin of $2.2 million in the first half of 2001 and $2.6 million in the comparable period of 2000.

  . Direct operating expense increased $0.8 million, or 5%, primarily as a result of the cost of operations for new wells brought on line during the past year primarily in the Gulf Coast and Rocky Mountains.

  . Exploration expense increased $18.0 million, or 248%, as a result of primarily as a result of $12.3 million in dry hole expense recorded in 2001, primarily in the Gulf Coast and Rocky Mountain regions, an increase of $11.3 million from last year. Additionally, geological and geophysical expense, primarily related to the acquisition and processing of seismic data, has increased $5.0 million for the period. These increases are consistent with the budget for the expanded 2001 drilling program.

  . Depreciation, depletion and amortization expense increased $8.0 million, or 30%, due to the increase in natural gas and oil production and the stronger influence of the higher cost Gulf Coast region where equivalent production has increased 71% from the first six months of last year.

  . General and administrative expenses increased $1.7 million, or 17%, primarily as a result of higher compensation costs most of which is associated with certain non-cash compensation programs. Increased competition for experienced professionals in the energy industry has resulted in increased salary and fringe benefit levels in order to retain key employees. Additionally, our incentive compensation programs are based on the Company's annual performance and result in higher expenses in years of better financial performance.

  . Taxes other than income rose $7.1 million, or 74%, as a result of higher commodity prices realized this year.

     Interest expense decreased $1.9 million as a result of a lower average level of outstanding debt during the first half of 2001 when compared to the first half of 2000.

     Income tax expense increased $28.6 million due to the comparable increase in earnings before income tax excluding the selected items.

     Forward-Looking Information

     The statements regarding future financial performance and results, market prices, timing and impact of the Cody Company acquistion and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

     Conclusion

     Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first half of 2001 was two times higher than in 2000. The volatility of natural gas prices in recent years remains prevalent in 2001 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future.
Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

     The preceding paragraph contains forward-looking information. See Forward-Looking Information above.

ITEM 3A.   Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

Commodity Price Swaps

     Hedges on our Production

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. During the first half of 2001, natural gas price swaps covered 498 Mmcf, fixing the sales price of this gas at $3.97 per Mcf. During the first six months of 2000, we did not have any natural gas price swaps covering our production. We entered into no oil price swaps covering the first half of 2001. In the first half of 2000, the notional volume of the crude oil swap transactions was 364 Mbbls at a price of $22.67 per Bbl, which represented most of our oil production for the period.

     In December 2000, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of costless collars. The natural gas price hedges include several costless collar arrangements based on eight price indexes at which we sell a portion of our production. These hedges are in place for the months of February through October 2001 and cover approximately half of our anticipated natural gas production during this period. For the first half of 2001, these collars covered 8,135 Mmcf of production. All indexes were within the collars during February, but some fell below the floor during the period of March through June, resulting in a $4.8 million cash gain for the first six months.

     A series of costless collars were in place during the months of April through October 2000. During the first six months of 2000, these collars covered 4,214 Mmcf, or 14%, of our production. During the months of April and May, the indexes remained within the collars, but rose above the ceiling in June 2000, resulting in a $1.8 million cash loss for the first six months.

     Hedges on Brokered Transactions

     Occasionally, we use price swaps to hedge the natural gas price risk on brokered transactions. Typically, we enter into contracts to broker natural gas at a variable price based on the market index price. However, in some circumstances, some of our customers or suppliers request that a fixed price be stated in the contract. After entering into fixed price contracts to meet the needs of our customers or suppliers, we may use price swaps to effectively convert these fixed price contracts to market-sensitive price contracts. These price swaps are held by us to their maturity and are not held for trading purposes.

     In the first half of 2001, we had no price swaps on brokered transactions. For the first half of 2000, we entered into price swaps with total notional quantities of 1,295 Mmcf related to our brokered activities, representing 6% of our total volume of brokered natural gas sold.

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

     The Company uses derivative instruments to reduce the impact of changing commodity prices on its financial results. At June 30, 2001, the Company had two types of cash flow hedges open: a series of eight costless collar arrangements and one natural gas price swap. The Company has recorded these items at their fair market value on the balance sheet. The related unrealized gains and losses were recorded as Other Comprehensive Income, a component of Stockholders' Equity on the balance sheet, rather than to the income statement to the extent that the derivative instrument was proven to be effective. For the first half of 2001, a $13.2 million ($21.6 million pre-tax) unrealized gain was recorded to Other

Comprehensive Income. Ineffectiveness arises when the change in fair value of the cash flow hedge does not perfectly offset the change in the underlying anticipated natural gas sale. The ineffective portion of the cash flow hedges, a $1.0 million gain in the first half of 2001, was recorded directly to the income statement as a Change in Derivative Fair Value. Additionally, the time value component of the market value, a $0.2 million gain in the first half of 2001, was recognized entirely as part of the Change in Derivative Fair Value.

    The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in the future market prices of energy commodities. See Forward-Looking Information on page 19.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          On May 3, 2001, the Company held its Annual Meeting of Stockholders. At this meeting, the Company's stockholders voted on four matters:

 .    the election of three directors,
 .    approval of the second amendment and restatement of the 1994 Long-Term
     Incentive Plan,
 .    approval of the second amendment and restatement of the 1994 Non-Employee
     Director Stock Option Plan, and
 .    the ratification of the appointment of PricewaterhouseCoopers LLP as the
     Company's independent auditors.

Of the total outstanding shares, 26,971,660, or 92%, were voted. There were no broker nonvotes.

  Shareholders voted to re-elect three directors by the following vote:

     Robert F. Bailey
     ----------------
     Votes cast in favor:          26,069,199
     Votes withheld:                  902,461

     John G.L. Cabot
     ---------------
     Votes cast in favor:          26,080,249
     Votes withheld:                  891,411

     C. Wayne Nance
     --------------
     Votes cast in favor:          26,068,641
     Votes withheld:                  903,019

     The terms of office of directors Henry O. Boswell, P. Dexter Peacock, Ray
R. Seegmiller, Charles P. Siess, Arthur L. Smith and William P. Vititoe continued beyond the meeting date. William R. Esler retired from the Board of Directors immediately following the 2001 Annual Meeting of Stockholders in accordance with the Board's mandatory retirement policy.

     The second item presented for a vote before the stockholders was the approval of the second amendment and restatement of the 1994 Long-Term Incentive Plan. Of the votes received, 23,491,425 were in favor of the approval, 3,470,804 were against, and 9,431 abstained.

     The next item presented for a vote before the stockholders was the approval of the second amendment and restatement of the 1994 Non-Employee Director Stock Option Plan. Of the votes received, 21,963,152 were in favor of the approval, 4,990,356 were against, and 18,152 abstained.

     The last item presented for a vote before the stockholders was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants. Of the votes received, 26,838,541 were in favor of the ratification, 132,059 were against, and 1,060 abstained.


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

          2.1 -Agreement and Plan of Merger, dated as of June 20, 2001, among Cabot Oil & Gas Corporation, COG Colorado Corporation, Cody Company and the shareholders of Cody Company. (Form 8-K dated June 28, 2001).

          15.1 -Awareness letter of independent accountants.

     (b) Reports on Form 8-K
          Item 5: Other Events filing made on June 28, 2001 to disclose the merger agreement between Cabot Oil & Gas Corporation and Cody Company.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            CABOT OIL & GAS CORPORATION
                               (Registrant)




July 27, 2001               By:   /s/ Scott C. Schroeder
                                ------------------------
                                Scott C. Schroeder, Vice President, Chief
                                   Financial Officer and Treasurer
                                (Principal Executive Officer Duly Authorized
                                to Sign on Behalf of the Registrant)


                            By: /s/ Henry C. Smyth
                                --------------------
                                Henry C. Smyth, Vice President and Controller (Principal Accounting Officer)