Form 10-Q
period 2001-09-30
CABOT OIL & GAS CORP
filed 2001-10-31
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2001


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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


                  Yes   X                       No ______
                      -----


     As of October 25, 2001, there were 31,602,497 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                          CABOT OIL & GAS CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

Part I.  Financial Information                                                                     Page
                                                                                                   ----
  Item 1.  Financial Statements

     Condensed Consolidated Statement of Operations for the Three and Nine Months
      Ended September 30, 2001 and 2000................................................              3

     Condensed Consolidated Balance Sheet at September 30, 2001 and December 31, 2000..              4

     Condensed Consolidated Statement of Cash Flows for the Three and Nine Months
      Ended September 30, 2001 and 2000................................................              5

     Notes to Condensed Consolidated Financial Statements..............................              6

     Report of Independent Accountant's Review of
      Interim Financial Information....................................................             13

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................             14

  Item 3A.  Quantitative and Qualitative Disclosures about Market Risk.................             24


Part II.  Other Information

  Item 2.   Changes in Securities and Use of Proceeds..................................             26

  Item 6.  Exhibits and Reports on Form 8-K............................................             26


Signature..............................................................................             27

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements
-----------------------------


                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                               -------------------      -----------------------------
                                                 2001       2000          2001               2000
                                               --------   --------      ---------         -----------
NET OPERATING REVENUES
  Natural Gas Production.....................  $ 71,227    $45,099       $245,363           $123,088
  Brokered Natural Gas.......................    18,447     32,771         81,142            106,731
  Crude Oil and Condensate...................    12,712      7,593         35,232             16,567
  Change in Derivative Fair Value  (Note 8)..      (422)        --            789                 --
  Other......................................     2,262        773          4,198              7,417
                                               --------    -------       --------           --------
                                                104,226     86,236        366,724            253,803
OPERATING EXPENSES
  Brokered Natural Gas Cost..................    18,472     31,541         78,951            102,949
  Direct Operations - Field & Pipeline.......    11,745      8,718         29,615             26,292
  Exploration................................    14,441      4,691         39,754             12,086
  Depreciation, Depletion and Amortization...    22,716     13,216         54,805             38,329
  Impairment of Unproved Properties..........     2,232        963          5,196              2,886
  Impairment of Long-Lived Assets............     1,721         --          1,721              9,143
  General and Administrative.................     6,520      5,318         18,158             15,536
  Taxes Other Than Income....................     4,547      6,016         21,164             15,570
                                               --------    -------       --------           --------
                                                 82,394     70,463        249,364            222,791
Gain (Loss) on Sale of Assets................      (231)        26           (258)               (21)
                                               --------    -------       --------           --------
INCOME FROM OPERATIONS.......................    21,601     15,799        117,102             30,991
Minority Interest in Subsidiaries............        14         --             14                 --
Interest Expense.............................     5,126      5,709         14,535             17,044
                                               --------    -------       --------           --------
Income Before Income Taxes...................    16,461     10,090        102,553             13,947
Income Tax Expense...........................     6,430      3,953         39,868              5,546
                                               --------    -------       --------           --------
NET INCOME...................................    10,031      6,137         62,685              8,401

Dividend Requirement on Preferred Stock......        --         --             --             (3,749)
                                               --------    -------       --------           --------
Net Income Available to
   Common Stockholders.......................  $ 10,031    $ 6,137       $ 62,685           $ 12,150
                                               ========    =======       ========           ========

Basic Earnings Per Share
   Available to Common Stockholders..........  $   0.33    $  0.21       $   2.10           $   0.45

Diluted Earnings Per Share
   Available to Common Stockholders..........  $   0.32    $  0.21       $   2.07           $   0.45

Average Common Shares Outstanding............    30,644     28,976         29,829             26,830

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                (In Thousands)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001            2000
                                                                ----------       --------
ASSETS
Current Assets
    Cash and Cash Equivalents..............................     $   13,932       $  7,574
    Accounts Receivable....................................         58,731         85,677
    Inventories............................................         20,266         11,037
    Other..................................................         23,129          5,981
                                                                ----------       --------
       Total Current Assets................................        116,058        110,269
Properties and Equipment, Net (Successful Efforts Method)..        974,403        623,174
Other Assets...............................................          2,636          2,191
                                                                ----------       --------
                                                                $1,093,097       $735,634
                                                                ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current Portion of Long-Term Debt......................     $       --       $ 16,000
    Accounts Payable.......................................         90,811         81,566
    Accrued Liabilities....................................         29,036         20,542
                                                                ----------       --------
       Total Current Liabilities...........................        119,847        118,108
Long-Term Debt.............................................        367,000        253,000
Deferred Income Taxes......................................        221,737        108,174
Other Liabilities..........................................         18,338         13,847
Stockholders' Equity
    Common Stock:
       Authorized -- 40,000,000 Shares of $.10 Par Value
       Issued and Outstanding - 31,905,097 Shares and
       29,494,411 Shares in 2001 and 2000, Respectively....          3,191          2,949
    Additional Paid-in Capital.............................        343,907        285,572
    Retained Earnings/(Accumulated Deficit)................         17,515        (41,632)
    Accumulated Other Comprehensive Income (Note 9)........          5,946             --
    Less Treasury Stock, at Cost:
       302,600 Shares in 2001 and 2000.....................         (4,384)        (4,384)
                                                                ----------       --------
       Total Stockholders' Equity..........................        366,175        242,505
                                                                ----------       --------
                                                                $1,093,097       $735,634
                                                                ==========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                (In Thousands)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                  --------------------   ---------------------
                                                    2001       2000        2001        2000
                                                  ---------   --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income.....................................  $  10,031   $  6,137   $  62,685   $   8,401
 Adjustment to Reconcile Net Income to
  Cash Provided by Operating Activities:
   Depletion, Depreciation and Amortization.....     22,716     13,216      54,805      38,329
   Impairment of Undeveloped Leasehold..........      2,232        963       5,196       2,886
   Impairment of Long-Lived Assets..............      1,721         --       1,721       9,143
   Deferred Income Taxes........................     11,550      3,567      30,657       4,175
   (Gain) Loss on Sale of Assets................        231        (26)        258          21
   Exploration Expense..........................     14,441      4,691      39,754      12,086
   Change in Derivative Fair Value..............        422         --        (789)         --
   Other........................................        939        823       2,320       1,077
 Changes in Assets and Liabilities:
   Accounts Receivable..........................     (3,090)    (3,997)     26,946     (11,774)
   Inventories..................................     (6,072)    (6,289)     (9,229)     (3,673)
   Other Current Assets.........................     (5,914)      (255)     (6,448)     (1,060)
   Other Assets.................................       (662)       253        (445)        593
   Accounts Payable and Accrued Liabilities.....     (5,814)     3,398       3,577      11,799
   Other Liabilities............................      4,974        146       3,790       1,831
                                                  ---------   --------   ---------   ---------
     Net Cash Provided by Operating Activities..     47,705     22,627     214,798      73,834
                                                  ---------   --------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital Expenditures...........................   (213,041)   (29,614)   (276,795)    (71,674)
 Proceeds from Sale of Assets...................      5,159        882       5,898       2,663
 Exploration Expense............................    (14,441)    (4,691)    (39,754)    (12,086)
                                                  ---------   --------   ---------   ---------
  Net Cash Used by Investing Activities.........   (222,323)   (33,423)   (310,651)    (81,097)
                                                  ---------   --------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Common Stock...........................        372      1,549       7,748      81,597
 Retirement of Preferred Stock..................         --         --          --     (51,600)
 Increase in Debt...............................    289,000     39,000     362,000      95,000
 Decrease in Debt...............................   (109,000)   (28,000)   (264,000)   (112,000)
 Dividends Paid.................................     (1,183)    (1,160)     (3,537)     (5,391)
                                                  ---------   --------   ---------   ---------
  Net Cash Provided by Financing Activities.....    179,189     11,389     102,211       7,606
                                                  ---------   --------   ---------   ---------

Net Increase in Cash and Cash Equivalents.......      4,571        593       6,358         343
Cash and Cash Equivalents, Beginning of Period..      9,361      1,429       7,574       1,679
                                                  ---------   --------   ---------   ---------
Cash and Cash Equivalents, End of Period........  $  13,932   $  2,022   $  13,932   $   2,022
                                                  =========   ========   =========   =========

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

2.    PROPERTIES AND EQUIPMENT

      Properties and equipment are comprised of the following:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2001           2000
                                                                 ----------     ----------
                                                                     (In thousands)
      Unproved Oil and Gas Properties.......................     $   71,955     $   31,780
      Proved Oil and Gas Properties.........................      1,363,772        993,397
      Gathering and Pipeline Systems........................        129,402        128,257
      Land, Building and Improvements.......................          4,563          4,538
      Other.................................................         25,913         25,601
                                                                 ----------     ----------
                                                                  1,595,605      1,183,573
      Accumulated Depreciation, Depletion and Amortization..       (621,202)      (560,399)
                                                                 ----------     ----------
                                                                 $  974,403     $  623,174
                                                                 ==========     ==========

3.    ADDITIONAL BALANCE SHEET INFORMATION

      Certain balance sheet amounts are comprised of the following:

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      2001           2000
                                                                     -------        -------
                                                                       (In thousands)
Accounts Receivable
      Trade Accounts.........................................        $48,321        $79,773
      Joint Interest Accounts................................         12,550          4,074
      Current Income Tax Receivable..........................             37             37
      Other Accounts.........................................            747          4,347
                                                                     -------        -------
                                                                      61,655         88,231
     Allowance for Doubtful Accounts.........................         (2,924)        (2,554)
                                                                     -------        -------
                                                                     $58,731        $85,677
                                                                     =======        =======

Other Current Assets
      Derivative Instrument Asset - SFAS 133.................        $10,701        $    --
      Drilling Advances......................................          1,700          2,459
      Prepaid Balances.......................................          1,186          1,101
      Other Investments......................................          3,503             --
      Other Accounts.........................................          6,039          2,421
                                                                     -------        -------
                                                                     $23,129        $ 5,981
                                                                     =======        =======
Accounts Payable
      Trade Accounts.........................................        $25,986        $20,855
      Natural Gas Purchases..................................          8,411         12,525
      Royalty and Other Owners...............................         13,472         22,858
      Capital Costs..........................................         26,725         13,486
      Taxes Other Than Income................................          3,121          2,654
      Drilling Advances......................................          2,968            456
      Wellhead Gas Imbalances................................          2,480          2,185
      Other Accounts.........................................          7,648          6,547
                                                                     -------        -------
                                                                     $90,811        $81,566
                                                                     =======        =======

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                      2001           2000
                                                                     -------        -------
                                                                         (In thousands)
Accrued Liabilities
      Employee Benefits......................................        $ 5,865        $ 5,441
      Taxes Other Than Income................................         15,905         11,363
      Interest Payable.......................................          5,436          2,478
      Short-Term Derivative Instrument Liability - SFAS 133..              7             --
      Other Accrued..........................................          1,823          1,260
                                                                     -------        -------
                                                                     $29,036        $20,542
                                                                     =======        =======

Other Liabilities
      Postretirement Benefits Other Than Pension.............        $ 1,746        $ 1,497
      Accrued Pension Cost...................................          7,031          6,743
      Long-Term Derivative Instrument Liability - SFAS 133...            205             --
      Taxes Other Than Income and Other......................          9,356          5,607
                                                                     -------        -------
                                                                     $18,338        $13,847
                                                                     =======        =======

4.   LONG-TERM DEBT

     At September 30, 2001, the Company had $97 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. At September 30, 2001, this excess capacity totaled $153 million, or 61% of the total available credit line.

     In July 2001, the Company issued $170 million of 7.3% weighted average fixed rate notes in a private placement transaction for the purpose of partially funding the acquisition of Cody Company. These notes contain certain restrictive convenants consistent with those in our existing debt agreements. See discussion in Note 10.


5.   EARNINGS PER SHARE

     Basic earnings per share for the third quarter were based on the quarterly weighted average shares outstanding of 30,644,481 in 2001 and 28,975,578 in 2000. Basic earnings per share for the first nine months of the year were based on the year-to-date weighted average shares outstanding of 29,828,850 in 2001 and 26,830,473 in 2000. The diluted earnings per share amounts are based on
weighted average shares outstanding plus common stock equivalents.   Third
quarter common stock equivalents, which include both stock awards and stock options, totaled 354,300 in 2001 and 246,400 in 2000. For the year to date period ended September 30, the common stock equivalents were 434,244 in 2001 and 262,783 in 2000.

6.   ENVIRONMENTAL LIABILITY

     The EPA notified Cabot Oil & Gas in February 2000 that it might have potential liability for waste material disposed of at the Casmalia Superfund Site ("Site"), located on a 252-acre parcel in Santa Barbara County, California. Over 10,000 separate parties disposed of waste at the Site while it was operational from 1973 to 1992. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for disposal of approximately 4.5 billion pounds of waste would be expected to pay the clean-up costs, which are estimated by the EPA to be $271.9 million. The EPA is also pursuing the owners/operators of the Site to pay for remediation.

     Documents received by the Company with the notification from the EPA indicate that Cabot Oil & Gas used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that the Company violated any laws in the disposal of material at the Site. The EPA's actions stem from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site. A group of potentially responsible parties, including the Company, formed a group, called the Casmalia Negotiating Committee ("CNC"). The CNC has had extensive settlement discussions with the EPA, has reached a settlement in principal with the EPA and is currently negotiating a consent decree to memorialize the settlement. Management expects our contribution to the settlement to be approximately $1.2 to $1.3 million, which approximates our volumetric share of EPA's cost estimate, plus a 5% premium. This cash settlement will resolve all federal claims against the Company for response costs and will release the Company from all response costs related to the Site. Future claims for natural resource damage, unknown conditions, transshipment risks and claims by third parties against the Company are to be covered by insurance to be purchased by participating CNC members. Responsibility for certain State of California oversight and response costs, while not covered by the settlement or insurance, is not expected to be material.

     Payment by the Company of our settlement amount will be due 30 days from entry of the consent decree by the United States District Court for the Central District of California, Western Division, which is not expected until 2002. There is not a material likelihood that any insurance arrangement in place from 1976 to 1979 will allow the Company to recover our contribution to the settlement.

     Cabot Oil & Gas has established a reserve that management believes to be adequate to provide for this environmental liability based on its estimate of the probable outcome of this matter and estimated legal costs.


7.   WYOMING ROYALTY LITIGATION

     In June 2000, two overriding royalty owners sued the Company in Wyoming State court. The plaintiffs have requested class certification under the Wyoming Rules of Civil Procedure and allege that the Company has deducted impermissible costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that the Company has failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties. The two overriding royalty owners did not claim a specific amount of damages in their complaint.

     The Company believes that it has substantial defenses to this claim and intends to vigorously assert such defenses. The Company has a reserve that it believes is adequate to provide for this potential liability based on its estimate of the probable outcome of this matter. While the potential impact to the Company may materially affect quarterly or annual financial results including cash flows, management does not believe it would materially impact the Company's financial position.


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

    The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At September 30, 2001, the Company had three types of cash flow hedges open: a series of eight costless collar arrangements, one natural gas price swap and one natural gas price floor. At September 30, 2001, a $9.7 million pre-tax unrealized gain was recorded to Other Comprehensive Income along with a $0.2 million derivative liability, a derivative asset of $10.7 million and a non-cash gain of $0.8 million. The ineffective portion of the cash flow hedges, a $0.8 million gain at September 30, 2001, was recorded as a component of the Change in Derivative Fair Value on the income statement. The remainder of the Change in Derivative Fair Value was a $24,000 gain at September 30, 2001, representing the time value component of the costless collar arrangement. Based on commodity prices and other circumstances as of September 30, 2001, the Company expects to reclass a deferred gain of $5.9 million ($9.7 million pre-tax) to earnings from Accumulated Other Comprehensive Income during the next twelve months.

    For 2001, the Company has entered into costless collar arrangements for 24.4 Bcf of its natural gas production with weighted average floor and ceiling prices of $5.59/Mcf and $9.68/Mcf. In addition, the Company had entered into a natural gas price swap covering 0.9 Bcf of production for 2001 at a weighted average price of $3.75/Mcf. This swap also covers 0.7 Bcf of production in 2002 at $3.11/Mcf, and 0.4 Bcf in 2003 at $2.81/Mcf. Cody Company had purchased a natural gas price floor prior to the merger with the Company that is in place through December 2001. This derivative sets a $2.81/Mcf natural gas price floor on a total of 1.3 Bcf of production from the Cody properties during August through December 2001. This natural gas price floor was valued at $205,300 upon acquisition and does not qualify for hedge treatment under SFAS 133. At September 30, 2001, this derivative has been recorded at market value on the balance sheet and the resulting gain of $0.5 million, representing the movement of gas prices since the Cody acquisition (August 1, 2001), is included in the period's operating revenue.

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

    During the first nine months of 2001, gains of $23.7 million ($14.5 million after tax) were transferred from Other Comprehensive Income and the Derivative Instrument Asset on the balance sheet decreased $9.8 million ($6.0 million after tax). During the third quarter of 2001, gains of $20.0 million ($12.2 million after tax) were transferred from Other Comprehensive Income and the Derivative Instrument Asset on the balance sheet decreased $31.9 million ($19.6 million after tax).

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

9.  COMPREHENSIVE INCOME

    Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in January of 2001. Following the adoption of SFAS 133, the Company recorded an after-tax credit to Other Comprehensive Income of $5.9 million in the first nine months of 2001 related to the change in fair value of certain derivative financial instruments that has qualified for cash flow hedge accounting. The following table illustrates the calculation of comprehensive income for the nine-month period ended September 30, 2001:

                                                                   (In thousands)
                                                                   --------------
    Accumulated Other Comprehensive Income - December 31, 2000..                 $   --
    Net Income..................................................    $62,685

    Other Comprehensive Income (net of tax)
    ---------------------------------------
      Cumulative effect of change in accounting principle -
         January 1, 2001                                             (2,617)
      Reclassification adjustment for settled contracts              14,543
      Changes in fair value of outstanding hedging positions         (5,980)
                                                                    -------
    Other Comprehensive Income..................................    $ 5,946      $5,946
                                                                    -------      ------

    Comprehensive Income........................................    $68,631
                                                                    =======

    Accumulated Other Comprehensive Income......................                 $5,946
                                                                                 ======

    There were no items in Other Comprehensive Income during 2000.


10. ACQUISITION OF CODY COMPANY

    Effective in August 2001, the Company acquired the stock of Cody Company, the parent of Cody Energy LLC ("Cody acquisition") for $231.2 million comprised of $181.3 million of cash and 1,999,993 shares of common stock valued at $49.9 million. Substantially all of the exploration and production reserves of Cody Company are located in the onshore Gulf Coast region. The acquisition was accounted for using the purchase method of accounting. As such, the Company reflected the assets and liabilities acquired at fair value in the Company's balance sheet effective August 1, 2001 and the results of operations of Cody Company beginning August 1, 2001. The purchase price totaling approximately $314.8 million was allocated to specific assets and liabilities based on certain estimates of fair values resulting in approximately $305.6 million allocated to property and $9.2 million allocated to working capital items. This $314.8 million amount was inclusive of a $79.2 million non-cash item pertaining to the deferred income taxes attributable to the differences between the tax and financial statement basis of the acquired oil and gas properties, and acquisition related fees and costs of $4.4 million.

    To partially fund the cash portion of this acquisition, the Company issued $170 million 7.3% weighted average fixed rate notes in a private placement transaction. Prior to the determination of the Note's interest rates, the Company entered into a treasury lock in order to reduce the risk of rising interest rates. Interest rates rose during the pricing period, resulting in a $0.7 million gain that will be amortized over the life of the Notes, and thereby reducing the effective interest rate by 5.5 basis points. The Notes are in three series with maturity dates and interest rates as follows:

     $75 million with a coupon rate of 7.255% (7.2% effective interest rate) due in July 2011
     $75 million with a coupon rate of 7.355% (7.3% effective interest rate) due in July 2013
     $20 million with a coupon rate of 7.455% (7.4% effective interest rate) due in July 2016

The remaining $11.3 million of cash used in the Cody acquisition were proceeds from the Company's revolving credit facility.

     The following unaudited pro forma condensed income statement information has been prepared to give effect to the Cody acquisition as if it had occurred at the beginning of the periods presented. The historical results of operations have been adjusted to reflect the differences between Cody Company's historical depletion, depreciation, and amortization and such expense calculated based on the value allocated to the assets acquired in the acquisition. An adjustment has also been made for additional interest expense associated with the $181.3 million of increased debt outstanding utilized to partially fund the transaction. The cumulative effect of an accounting change of $3.4 million ($2.1 million after tax) relates to the January 1, 2001 adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. The information presented is not necessarily indicative of the results of future operations of the Company.

                                                              QUARTER ENDED SEPT. 30,
                                                                  2001       2000
                                                                --------   --------
                                                                  (In thousands)
Revenues.....................................................   $109,345   $108,224
                                                                --------   --------

Net Income...................................................   $ 10,708   $  8,047
                                                                --------   --------
  per share - Basic..........................................   $   0.34   $   0.26
  per share - Diluted........................................   $   0.34   $   0.26

                                                             NINE MONTHS ENDED SEPT. 30,
                                                                  2001       2000
                                                                --------   --------
                                                                  (In thousands)
Revenues.....................................................   $425,210   $304,741
                                                                --------   --------

Income before the cumulative effect of an accounting change..   $ 74,805   $ 10,294
                                                                --------   --------
 per share - Basic...........................................   $   2.38   $   0.36
 per share - Diluted.........................................   $   2.34   $   0.35

Net Income...................................................   $ 72,681   $ 10,294
                                                                --------   --------
  per share - Basic..........................................   $   2.31   $   0.36
  per share - Diluted........................................   $   2.28   $   0.35

The results of operations for Cody Company are consolidated with Cabot Oil & Gas Corporation as of August 1, 2001.

Report of Independent Accountants

To the Board of Directors and Stockholders of Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for each of the three and nine-month periods ended September 30, 2001 and September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP

Houston, Texas
October 30, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

  The following review of operations for the third quarter of 2001 and 2000 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 2000.

Overview

  Effective August 1, 2001, we acquired Cody Company and subsidiaries for
$231.2 million in cash and common stock. The Cody properties are mainly in the onshore Gulf Coast region and contributed 2.8 Bcfe of production during the two-month period following the acquisition. The acquired business contributed $9.1 million in operating revenues and $1.5 million in operating income to our 2001 results.

  During the first nine months of 2001, we realized both the highest level of natural gas price realization and the highest natural gas production volumes in our history. For the first nine months of 2001 realized natural gas prices were 83% higher than the same period of last year. Natural gas production was 49.6 Bcf, up 4.2 Bcf compared to the first nine months of 2000. The Cody properties contributed 2.3 Bcf of production since the August 1, 2001 effective date of the acquisition. Oil prices were up 7% and oil production doubled from the first nine months of last year. The improvement in natural gas and oil production was primarily driven by Company's discoveries in south Louisiana and the acquisition of the Cody properties. Operating revenues increased $112.9 million, or 44%, and net income available to common shareholders increased $50.5 million, mainly as a result of this improved price environment and increased production. Operating cash flows also benefited, improving by $145.4 million over last year.

  Net income for the first nine months of 2001 was $62.7 million, or $2.10 per share. These results included a $0.8 million non-cash gain realized from the change in the fair value of our derivatives under the newly adopted SFAS 133 (see Note 8), a $1.1 million severance tax refund, and a $1.7 million impairment to long-lived assets. These selected items increased after-tax net income by $0.1 million in the first nine months of 2001. Excluding this selected item, our year-to-date 2001 net income was $62.6 million, or $2.10 per share.

  We drilled 154 gross wells with a success rate of 88% in 2001 compared to 85 gross wells and an 88% success rate in the first nine months of 2000. For the full year, we plan to drill approximately 222 gross wells and spend approximately $220.3 million in capital and exploration expenditures (excluding the Cody acquisition) compared to 129 gross wells and $122.6 million of capital and exploration expenditures in 2000. Total expenditures were $379.6 million for the first nine months of 2001 including $231.2 million for the Cody acquisition, compared to $86.7 million for the comparable period in 2000.

  Production from our recent discoveries in the Gulf Coast helped boost production in that region by 11.8 Bcfe for the first nine months of 2001. However, anticipated declines in the other regions offset 3.5 Bcfe of this production.

  Our strategic pursuits are sensitive to energy commodity prices, particularly the price of natural gas. Market conditions have improved significantly this year and our realized gas price for the first nine months of 2001 of $4.95/Mcf was the highest we have ever realized. Although third quarter 2001 realized natural gas prices rose 30% over the prior year, prices were 21% lower then those realized in the second quarter of this year. Prices of natural gas for Henry Hub have declined from a high of $9.19 per Mmbtu in January 2001 to $1.86 per Mmbtu in October 2001. Additionally, the natural gas price collars in place since February of 2001 covering 44% of our year-to-date natural gas production will expire at the end of October 2001. These derivatives served to increase the average realized natural gas price by $0.50/Mcf through September 2001. Based on this market volatility, there is considerable uncertainty about the level of natural gas prices for the remainder of this year and beyond.

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

Financial Condition

     Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves. The level of earnings and cash flows depend on many factors, including the price of crude oil and natural gas and our ability to control and reduce costs. Demand for crude oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, demand and prices have both remained strong through the summer of 2000 and the spring of 2001 until they declined in the late summer and early fall of 2001. This is a variation from the cyclical nature of demand that we had seen previously in the market.

     In August 2001, we completed the acquisition of the stock of Cody Company for $231.2 million in cash and stock. In July 2001, we issued $170 million 7.3% weighted average fixed rate notes in a private placement transaction to fund a portion of the cash required for this transaction. We expect that this acquisition and the related issuance of debt will result in increases to operating revenues, operating expenses, production and interest expense. Increases to the capital spending program are also planned.

     Our primary sources of cash during the first nine months of 2001 were from funds generated from operations as well as from the issuance of new debt. Another source of cash was the exercise of stock options. Cash was primarily used to acquire the Cody Company stock, fund exploration and development expenditures, and pay dividends.

     We had a net cash inflow of $6.4 million in the first nine months of 2001. Cash inflows from operating activities totaled $214.8 million in the period. Cash from borrowings contributed $98 million, which reflects the impact the $170 million in new 7.3% weighted average fixed rate notes issued in July and the reduction to the revolving line of credit. These cash inflows were used to fund $316.5 million in capital and exploration expenditures, including $181.3 million for the Cody acquisition.

                                                     NINE MONTHS ENDED SEPT. 30,
                                                       2001           2000
                                                       ----           ----
                                                          (In millions)

Cash Flows Provided by Operating Activities..........  $214.8          $73.8
                                                       ======          =====

     Cash flows from operating activities in the 2001 first nine months were $141.0 million higher than the corresponding period of 2000 primarily due to higher natural gas and oil prices and favorable changes in working capital.

                                                    NINE MONTHS ENDED SEPT. 30,
                                                       2001           2000
                                                       ----           ----
                                                          (In millions)

Cash Flows Used by Investing Activities..............  $310.7         $81.1
                                                       ======         =====

     Cash flows used by investing activities in the first nine months of 2001 and 2000 were substantially attributable to capital and exploration expenditures of $316.5 million, including the Cody acquisition, and $83.8 million, respectively. Proceeds from the sale of certain oil and gas properties were $5.9 in 2001 and $2.7 million in 2000.


                                                    NINE MONTHS ENDED SEPT. 30,
                                                       2001           2000
                                                       ----           ----
                                                          (In millions)

Cash Flows Provided by Financing Activities..........  $102.2         $7.6
                                                       ======         ====

     Cash flows provided by financing activities in the first nine months of 2001 included a $98 million net increase in debt. We issued 7.3% weighted average fixed rate notes in July 2001 for $170 million. However, during 2001, we also reduced our level of borrowing on our revolving credit facility and repaid the 10.18% Notes. Additionally, $3.5 million was used to pay dividends. Proceeds from the exercise of stock options in the period were $7.7 million. In the first nine months of 2000, we raised $81.6 million from the sale of common stock through a public offering and through stock option exercises. Of the proceeds, $51.6 million was used to repurchase all of the then-outstanding shares of our preferred stock. Cash flows used by financing activities in the first nine months of 2000 also included $17 million used to reduce borrowings on our revolving credit facility, and $5.4 million for the payment of dividends, including the final dividend payment on the preferred stock.

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

     Our 2001 interest expense is expected to be approximately $21.3 million, including interest on the $170 million 7.3% weighted average fixed rate notes used to partially fund the acquisition of Cody Company. In May 2001, a $16 million principal payment was made on the 10.18% Notes. This amount had been reflected as "Current Portion of Long-Term Debt" on the balance sheet. Additionally, the final $16 million payment on these notes that was due in May 2002 was paid in May 2001 using existing capacity on the revolving credit agreement.

     Capitalization

     Our capitalization information is as follows:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2001           2000
                                                     ------         ------
                                                         (In millions)

     Long-Term Debt................................  $367.0         $253.0
     Current Portion of Long-Term Debt.............      --           16.0
                                                     ------         ------
       Total Debt..................................   367.0          269.0
                                                     ------         ------

     Stockholders' Equity
       Common Stock (net of Treasury Stock)........   366.2          242.5
                                                     ------         ------
       Total.......................................   366.2          242.5
                                                     ------         ------

     Total Capitalization..........................  $733.2         $511.5
                                                     ======         ======
     Debt to Capitalization........................    50.1%          52.6%

     During the first nine months of 2001, we paid dividends of $3.5 million on the common stock. A regular dividend of $0.04 per share of common stock was declared for the quarter ending September 30, 2001, to be paid November 23, 2001 to stockholders of record as of November 9, 2001.

     As a result of the requirements of SFAS 133 adopted January 1, 2001 (see
Note 9), our Stockholders' Equity includes $5.9 million, net of tax, in Other Comprehensive Income for the nine-months ended September 30, 2001.

     Capital and Exploration Expenditures

     On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures based upon projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                            NINE MONTHS ENDED SEPT. 30,
                                                 2001     2000
                                                ------    -----
                                                 (In millions)
     Capital Expenditures
       Drilling and Facilities.............     $ 86.4    $58.8
       Leasehold Acquisitions..............       14.7      8.2
       Pipeline and Gathering..............        2.4      2.2
       Other...............................        0.2      1.2
                                                ------    -----
                                                 103.7     70.4
                                                ------    -----
     Proved Property Acquisitions/(1)/.....      236.1      4.2
     Exploration Expenses..................       39.8     12.1
                                                ------    -----
       Total...............................     $379.6    $86.7
                                                ======    =====

     /(1)/ The 2001 amount includes the Cody acquisition, excluding the $79.2 million deferred tax gross-up. See Note 10, Cody Acquisition.

     Total capital and exploration expenditures in the first nine months of 2001 increased $292.9 million compared to the same period of 2000, primarily as a result of the $231.2 million Cody acquisition. The remaining increase of $61.7 million was due primarily to increased drilling activity as well as increases in leasehold acquisitions costs consistent with our future drilling plans.

     We plan to drill 222 gross wells in 2001 compared with 129 gross wells drilled in 2000. This 2001 drilling program includes $220.3 million in total capital and exploration expenditures (excluding the Cody acquisition), up from $122.6 million in 2000. Expected capital and exploration spending in 2001 includes $141.4 million for drilling, $21.3 million for lease acquisition costs and $14.8 million for geological and geophysical expenses including seismic data costs. This 2001 drilling program now includes plans for 15 gross wells and capital and exploration expenditures of $16.9 million on the properties acquired from Cody Company in August 2001. In addition to the drilling and exploration program, other 2001 capital expenditures are planned primarily for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

Results of Operations

     For the purpose of reviewing our results of operations, "Net Income" is defined as net income available to common stockholders.

Selected Financial and Operating Data


                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                               -------------------  -----------------
                                                  2001       2000      2001     2000
                                                 ------     ------    ------   ------
                                                   (In millions, except where noted)
Net Operating Revenues.......................    $104.2     $ 86.2    $366.7   $253.8
Operating Expenses...........................      82.4       70.5     249.4    222.8
Operating Income.............................      21.6       15.8     117.1     31.0
Interest Expense.............................       5.1        5.7      14.5     17.0
Net Income...................................      10.0        6.1      62.7     12.2
Earnings Per Share - Basic...................    $ 0.33     $ 0.21    $ 2.10   $ 0.45
Earnings Per Share - Diluted.................    $ 0.32     $ 0.21    $ 2.07   $ 0.45

Natural Gas Production (Bcf)
 Gulf Coast..................................       7.9        3.5      17.3      9.9
 West........................................       6.4        7.4      19.4     22.0
 Appalachia..................................       4.6        4.6      12.9     13.5
                                                 ------     ------    ------   ------
 Total Company...............................      18.9       15.5      49.6     45.4

Natural Gas Production Sales Prices ($/Mcf)
 Gulf Coast..................................    $ 3.91     $ 3.72    $ 5.19   $ 3.12
 West........................................    $ 3.10     $ 2.62    $ 4.43   $ 2.46
 Appalachia..................................    $ 4.56     $ 2.73    $ 5.45   $ 2.81
 Total Company...............................    $ 3.77     $ 2.90    $ 4.95   $ 2.71

Crude/Condensate
 Volume (MBbl)...............................       509        255     1,307      656
 Price ($/Bbl)...............................    $24.99     $29.72    $26.96   $25.26

Brokered Natural Gas Margin
 Volume (Bcf)................................       5.2        8.2      15.6     33.5
 Margin ($/Mcf)..............................    $(0.01)    $ 0.15    $ 0.14   $ 0.11

     The table below presents the after-tax effect of certain selected items on our results of operations for the three- and nine-month periods ended September 30, 2001.

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
                                               ---------------------  --------------------
                                                Amount    per share    Amount   per share
                                               ---------  ----------  --------  ----------
                                                 (In millions, except per share amounts)
Net Income Before Selected Items.............     $10.7      $ 0.35     $62.6      $ 2.10
Change in derivative fair value..............      (0.3)      (0.01)      0.5        0.02
Impairment of long-lived assets..............      (1.1)      (0.03)     (1.1)      (0.04)
Severance tax refund.........................       0.7        0.02       0.7        0.02
                                                  -----      ------     -----      ------
Net Income Available to Common Stockholders..     $10.0      $ 0.33     $62.7      $ 2.10
                                                  =====      ======     =====      ======

     These selected items impacted our 2000 financial results. Because they are not a part of our normal business, we have isolated their effect in the table above. The selected items in 2001 include the following:

 .  The change in derivative fair value during the nine months ended September
   30, 2001 related to the adoption SFAS 133 on January 1, 2001. See Note 9 for further discussion.

 . A total impairment of $1.1 million ($1.7 million pre-tax) recorded in the third quarter. Two fields in the Gulf Coast region were impaired since the cost capitalized exceeded the future undiscounted cash flows. Also, one natural gas processing plant in the Rocky Mountains area was written down to fair market value.

 . A severance tax refund of $0.7 million ($1.1 million pre-tax) was received in the third quarter for taxes previously paid in Louisiana that recently qualified for the Severance Tax Relief Program as deep wells.

     The table below presents the after-tax effect of certain selected items on our results of operations for the three- and nine-month periods ended September 30, 2000.


                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                                -------------------  --------------------
                                                 Amount   per share   Amount   per share
                                                --------  ---------  --------  ----------
                                                 (In millions, except per share amounts)
Net Income Before Selected Items..............  $    6.1  $    0.21    $11.5      $ 0.43
  Benefit from miscellaneous net revenue (1)..        --         --      1.7        0.07
  Impairment of long-lived assets.............        --         --     (5.6)      (0.22)
  Closure of Pittsburgh office................        --         --     (0.6)      (0.03)
  Negative preferred stock dividend...........        --         --      5.1        0.20
                                                --------  ---------    -----      ------
Net Income Available to Common Stockholders...  $    6.1  $    0.21    $12.1      $ 0.45
                                                ========  =========    =====      ======

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

 . We announced the closure of the regional office in Pittsburgh in May 2000 and recorded costs of $1.0 million ($0.6 million after tax). These costs were recorded in the income statement categories associated with the specific activity that will receive the future savings benefit ($0.6 million in operations, $0.1 million in exploration and $0.3 million in administration).

 . As a result of repurchasing all of the preferred stock at less than the book value, we recorded a $5.1 million negative stock dividend in May 2000.

     Third Quarters of 2001 and 2000 Compared

     Net Income and Revenues. We reported net income before the selected items
     -----------------------
in the third quarter of 2001 of $10.7 million, or $0.35 per share. During the corresponding quarter of 2000, we recorded net income of $6.1 million, or $0.21 per share. Operating revenues increased by $18.4 million and operating income increased by $6.8 million. The recently acquired Cody Company contributed $9.1 million in operating revenues and $1.5 million in operating income. Natural gas made up 68%, or $71.2 million, of net operating revenue in 2001. The increase in net operating revenues was driven primarily by production improvements of 22% for natural gas and 100% for oil. The 30% increase in natural gas prices also contributed to the revenue increase. Net income and operating income were similarly impacted by the increase in commodity volumes and prices.

     The average Gulf Coast natural gas production sales price rose $0.19 per Mcf, or 5%, to $3.91, increasing net operating revenues by approximately $1.5 million. In the Western region, the average natural gas production sales price increased $0.48 per Mcf, or 18%, to $3.10, increasing net operating revenues by approximately $3.1 million. The average Appalachian natural gas production sales price increased $1.83 per Mcf, or 67%, to $4.56, increasing net operating revenues by approximately $8.4 million. The overall weighted average natural gas production sales price increased $0.87 per Mcf, or 30%, to $3.77. Hedging gains buoyed prices in all three regions. On the last day of 2000, we entered into a series of natural gas price collar arrangements that limited our exposure to the decline in commodity prices for the months of February through October 2001. Index prices were below the floor of these collar arrangements in the third quarter of 2001 resulting in a hedge gain of $20 million, which contributed a

$1.06 per Mcf increase to our realized natural gas price for the quarter. These collar arrangements covered approximately 43% of our natural gas production during the third quarter of 2001 and remain in place through the end of October 2001.

     Natural gas production volume in the Gulf Coast region was up 4.4 Bcf, or 126%, to 7.9 Bcf due to the addition of production from the newly acquired Cody properties and due to new production brought on line in south Louisiana. Natural gas production volume in the Western region was down 1.0 Bcf, or 14%, to 6.4 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area during 1999 and 2000. Natural gas production volume in the Appalachian region was flat at 4.6 Bcf. The 3.4 Bcf, or 22%, improvement in total natural gas production increased revenue by $9.8 million in the third quarter of 2001.

     Brokered natural gas revenue decreased $14.3 million, or 44%, over the third quarter of last year. A 37% decrease in volume of natural gas brokered this quarter reduced revenues by $12.3 million. The sales price of brokered natural gas declined 10%, resulting in a decrease in revenue of $2.0 million. After including the related brokered natural gas costs, we realized a net negative margin of less than $0.1 million in the third quarter of 2001 and a net positive margin of $1.2 million in the comparable quarter of 2000.

     Crude oil prices declined $4.73 per Bbl, or 16%, to $24.99, resulting in a decrease to net operating revenues of approximately $2.4 million. In addition, the volume of crude oil sold in the quarter increased by 254 Mbbls, or 100%, to 509 Mbbls, boosting net operating revenues by $7.5 million. Of this improvement, 72 Mbbls represented production from the newly acquired Cody properties and the remainder was primarily from new wells in the Gulf Coast region.

     Other net operating revenues increased $1.5 million to $2.3 million primarily as a result of an increase in liquids revenue in the Gulf Coast due to higher volumes processed. A portion of the volume increase was from the Cody properties.

     Costs and Expenses.  Excluding the severance tax refund of $1.1 million
     ------------------
received in the third quarter of 2001 and the impairment of long-lived assets of $1.7 million recorded in September, total costs and expenses from operations increased $11.1 million, or 16%, in the third quarter of 2001 compared to the same period of 2000. The primary reasons for this fluctuation are as follows:

  . Brokered natural gas cost decreased $13.1 million, or 41%, from the third quarter of last year. The cost of brokered natural gas fell 6%, resulting in a decrease to expense of $1.3 million. Additionally, a 37% decrease in volume of natural gas brokered this quarter reduced costs by $11.8 million.

  . Direct operating expense increased $3.0 million, or 35%, over the same quarter last year. This increase was a result of three main factors. First, the incremental cost of operating the newly acquired Cody properties during August and September was $1.5 million. Second, we are incurring higher costs associated with the expansion of the Gulf Coast regional office, including investments both in staffing and technology, and the cost of operations for new wells brought on line primarily in south Louisiana. Third, several maintenance projects were completed during the quarter including clean up from flooding in the eastern United States.

  . Exploration expense increased $9.8 million, or 208%, primarily as a result of $9.0 million in dry hole expenses recorded in the third quarter of 2001 primarily in the Gulf Coast and Rocky Mountains areas, an increase of $7.6 million from last year. Additionally, geological and geophysical expense, primarily related to the acquisition and processing of seismic data, has increased $2.0 million for the quarter. These increases are consistent with the budget for the expanded 2001 drilling program.

  . Depreciation, depletion, amortization and impairment expense increased $10.8 million, or 76%, over the comparable quarter of last year. The majority of the higher expense this quarter was due to the increase in natural gas and oil production, as well as the stronger influence of the higher cost Gulf Coast region where equivalent production has increased 134% from last year's third quarter. Approximately 44% of this increase was due to the DD&A recorded on the Cody properties this quarter.

  . General and administrative costs rose $1.2 million, or 23%, primarily as a result of costs associated with certain non-cash compensation programs and transitional Cody employees.

  . Taxes other than income declined $0.3 million, or 6%, as a result of the decline in oil prices and the decline in natural gas production and prices in the Rocky Mountains this year.

     Interest expense increased $0.6 million as a result of a higher average level of outstanding debt during the third quarter of 2001 when compared to the third quarter of 2000.

     Income tax expense increased $2.9 million due to the comparable increase in earnings before income tax excluding the selected items.

     Nine Months of 2001 and 2000 Compared

     Net Income and Revenues.  Excluding the selected items, we reported net
     -----------------------
income in the first nine months of 2001 of $62.6 million, or $2.10 per share. During the corresponding period of 2000, we had net income excluding selected items of $11.5 million, or $0.43 per share. Operating revenues and operating income increased $115.0 million and $78.7 million, respectively. The recently acquired Cody Company contributed $9.1 million in operating revenues and $1.5 million in operating income. Natural gas made up 67%, or $245.4 million, of net operating revenue in 2001. The increase in net operating revenues was driven primarily by an 83% increase in the average natural gas price and by a 99% increase in oil production. Net income and operating income were similarly impacted by the increase in commodity prices and production.

     The average Gulf Coast natural gas production sales price rose $2.07 per Mcf, or 66%, to $5.19, increasing net operating revenues by approximately $35.9 million. In the Western region, the average natural gas production sales price increased $1.97 per Mcf, or 80%, to $4.43, increasing net operating revenues by approximately $38.1 million. The average Appalachian natural gas production sales price increased $2.64 per Mcf, or 94%, to $5.45, increasing net operating revenues by approximately $33.9 million. The overall weighted average natural gas production sales price increased $2.24 per Mcf, or 83%, to $4.95. Hedging gains buoyed prices in all three regions. On the last day of 2000, we entered into a series of natural gas price collars that limited our exposure to the decline in commodity prices for the months of February through October 2001. Index prices were below the floor of these collars during several months of 2001 resulting in a hedge gain of $24.7 million, which contributed a $0.50 per Mcf increase to our realized natural gas price for the first nine months of the year. These collar arrangements covered approximately 44% of our natural gas production during the first nine months of 2001and remain in place through October 2001.

     Natural gas production volume in the Gulf Coast region was up 7.4 Bcf, or 75%, to 17.3 Bcf primarily due to the acquisition of the Cody properties and new production brought on line in south Louisiana. Natural gas production volume in the Western region was down 2.6 Bcf, or 12%, to 19.4 Bcf primarily due to a decrease in drilling activity in the Mid-Continent area since 1999. Natural gas production volume in the Appalachian region was down 0.6 Bcf, or 4%, to 12.9 Bcf, as a result of a decrease in drilling activity in 1999. The 4.2 Bcf, or 9%, rise in total natural gas production increased revenue by $11.2 million in the first nine months of 2001.

     Crude oil prices increased $1.70 per Bbl, or 7%, to $26.96, resulting in an increase to net operating revenues of approximately $2.2 million. The volume of crude oil sold in the first nine months of the year increased by 651 Mbbl, or 99%, to 1,307 Mbbl, increasing net operating revenues by $16.5 million.

     Brokered natural gas revenue decreased $25.6 million, or 24%, from the first nine months of last year. The sales price of brokered natural gas rose 2.02%, resulting in an increase in revenue of $31.5 million, offset by a 53% decrease in volume of natural gas brokered this period, reducing revenues by $57.1 million. After including the related brokered natural gas costs, we realized a net margin of $2.2 million in the first nine months of 2001 and $3.8 million in the comparable period of 2000.

     Excluding the selected items, other operating revenues decreased $0.4 million to $4.2 million, due to accruals made for payout liabilities as certain wells were overproduced.

     Costs and Expenses.  Excluding the selected items, total costs and expenses
     -------------------
from operations increased $35.8 million, or 17%, due primarily to the following:

  . Brokered natural gas cost decreased $24.0 million, or 23%, over the first nine months of last year. The cost per Mcf of brokered natural gas rose 65%, resulting in an increase to expense of $31.1 million, offset by a 53% decrease in volume of natural gas brokered this quarter, reducing costs by $55.1 million.

  . Direct operating expense increased $3.8 million, or 15%, primarily as a result of the cost of operating the Cody properties as well as wells brought on line during the past year primarily in the Gulf Coast and Rocky Mountains.

  . Exploration expense increased $27.8 million, or 232%, as a result of primarily as a result of $21.3 million in dry hole expense recorded in 2001, primarily in the Gulf Coast and Rocky Mountain regions, an increase of $18.9 million from last year. Additionally, geological and geophysical expense, primarily related to the acquisition and processing of seismic data, has increased $6.9 million for the period. These increases are consistent with the budget for the expanded 2001 drilling program.

  . Depreciation, depletion and amortization expense increased $18.8 million, or 46%, due to the increase in natural gas and oil production, the Cody acquisition and the stronger influence of the higher cost Gulf Coast region where equivalent production has increased 94% from the first nine months of last year.

  . General and administrative expenses increased $2.9 million, or 19%, primarily as a result of higher compensation costs most of which is associated with certain non-cash compensation programs. Increased competition for experienced professionals in the energy industry has resulted in increased salary and fringe benefit levels in order to retain key employees. Additionally, our incentive compensation programs are based on the Company's annual performance and result in higher expenses in years of better financial performance.

  . Taxes other than income rose $6.7 million, or 43%, as a result of higher commodity prices realized this year.

     Interest expense decreased $2.5 million as a result of a lower average level of outstanding debt during the first nine months of 2001 when compared to the first nine months of 2000.

     Income tax expense increased $31.4 million due to the comparable increase in earnings before income tax excluding the selected items.

     Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

     Forward-Looking Information

     The statements regarding future financial performance and results, market prices, and the other statements, which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

     Conclusion

     Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first nine months of 2001 was over 80% higher than in 2000. The volatility of natural gas prices in recent years remains prevalent in 2001 with wide price swings in day-to-day trading on the NYMEX futures market. Additionally, the natural gas price collars that covered 44% of our 2001 production through September will expire at the end of October 2001, eliminating some of our protection against the impact of falling prices. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

     The preceding paragraph contains forward-looking information. See Forward-Looking Information above.

ITEM 3A.   Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

Commodity Price Swaps

     Hedges on our Production

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. During the first nine months of 2001, natural gas price swaps covered 918 Mmcf, fixing the sales price of this gas at $3.75 per Mcf. During the first nine months of 2000, we did not have any natural gas price swaps covering our production. We entered into no oil price swaps covering the first nine months of 2001. In the first nine months of 2000, the notional volume of the crude oil swap transactions was 364 Mbbls at a price of $22.67 per Bbl, which represented most of our oil production for the period.

     In December 2000, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of costless collars. The natural gas price hedges include several costless collar arrangements based on eight price indexes at which we sell a portion of our production. These hedges are in place for the months of February through October 2001 and cover approximately half of our anticipated natural gas production during this period. For the first nine months of 2001, these collars covered 21.6 Mmcf of production. All indexes were within the collars during February and April, some fell below the floor during the period of March, and all indexes were below the floor from June through the end the third quarter, resulting in a $24.7 million cash gain for the first nine months.

     A series of costless collars were in place during the months of April through October 2000. During the first nine months of 2000, these collars covered 8,474 Mmcf, or 19%, of our production. During the months of April and May, the indexes remained within the collars, but rose above the ceiling in June 2000 through the remainder of the swap period, resulting in a $6.7 million cash loss for the first nine months.

     As part of the Cody acquisition, we assumed a derivative contract that Cody had entered into previously. This derivative was a natural gas price floor entered into to reduce the risk of declining prices in the Gulf Coast region. It is in effect through December 2001. During the third quarter of 2001, this natural gas price floor covered 533 Mmcf of Gulf Coast production, fixing the floor at $2.81 per Mcf. In September 2001, prices fell below the floor and we realized a cash gain of $84,000. The natural gas price floor obtained in the merger with Cody Company valued at $205,300 upon acquisition does not qualify for hedge treatment under SFAS 133. At September 30, 2001, this derivative has been recorded at market value on the balance sheet and the resulting gain of $0.5 million, representing the movement of gas prices since the Cody acquisition (August 1, 2001), is included in the period's operating revenue.

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

     In the first nine months of 2001, we had no price swaps on brokered transactions. For the first nine months of 2000, we entered into price swaps with total notional quantities of 1,295 Mmcf related to our brokered activities, representing 4% of our total volume of brokered natural gas sold.

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

     The Company uses derivative instruments to reduce the impact of changing commodity prices on its financial results. At September 30, 2001, the Company had two types of cash flow hedges open: a series of eight costless collar arrangements and one natural gas price swap. The Company has recorded these items at their fair market value on the balance sheet. The related unrealized gains and losses were recorded as Other Comprehensive Income, a component of Stockholders' Equity on the balance sheet, rather than to the income statement to the extent that the derivative instrument was proven to be effective. For the first nine months of 2001, a $5.9 million ($9.7 million pre-tax) unrealized gain was recorded to Other Comprehensive Income. Ineffectiveness arises when the change in fair value of the cash flow hedge does not perfectly offset the change in the underlying anticipated natural gas sale. The ineffective portion of the cash flow hedges (including the gain associated with the natural gas price floor discussed below), a $0.8 million gain in the first nine months of 2001, was recorded directly to the income statement as a Change in Derivative Fair Value. Additionally, the time value component of the market value, a $24 thousand gain in the first nine months of 2001, was recognized entirely as part of the Change in Derivative Fair Value.

     The natural gas price floor obtained in the merger with Cody Company valued at $205,300 upon acquisition does not qualify for hedge treatment under SFAS
133. At September 30, 2001, this derivative has been recorded at market value on the balance sheet and the resulting gain of $0.5 million, representing the movement of gas prices since the Cody acquisition (August 1, 2001), is included in the period's operating revenue.

     The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in the future market prices of energy commodities. See Forward-Looking Information on page 23.

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------

     On August 16, 2001, Cabot, COG Colorado Corporation, a wholly owned subsidiary of Cabot ("Merger Sub"), Cody Company, and the shareholders of Cody Company completed the merger contemplated by the Agreement and Plan of Merger dated June 20, 2001 (the "Merger Agreement") pursuant to which (i) Cody Company distributed to its shareholders certain assets, and (ii) Merger Sub merged with and into Cody Company (the "Merger"), with Cody Company surviving as a wholly owned subsidiary of Cabot. In the Merger, Cabot paid total consideration of approximately $231 million to acquire the stock of Cody Company, consisting of
(i) approximately $181 million in cash and (ii) 1,999,993 shares of Cabot Class A common stock, par value $.01 per share. This issuance of Class A common stock was exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof and Rule 506 of Regulation D thereunder in that such transaction did not involve any public offering or general solicitation and was made to a limited number of persons, each of whom represented that it was an accredited investor (as defined under Regulation D).


ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

            15.1  - Awareness letter of independent accountants.

     (b)  Reports on Form 8-K

            Item 2: Acquisition or Disposition of Assets filing made on August 30, 2001 to disclose the merger agreement between Cabot Oil & Gas Corporation and Cody Company.

            Item 2: Acquisition or Disposition of Assets filing made on October 30, 2001 as an amendment to the August 30, 2001 Form 8-K. This amendment includes Item 7. Financial Statements and Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CABOT OIL & GAS CORPORATION
                               (Registrant)


October 31, 2001            By:  /s/ Scott C. Schroeder
                                 ---------------------------------------------
                                 Scott C. Schroeder, Vice President, Chief
                                   Financial Officer and Treasurer
                                 (Principal Executive Officer Duly Authorized
                                 to Sign on Behalf of the Registrant)


                            By:  /s/ Henry C. Smyth
                                 ---------------------------------------------
                                 Henry C. Smyth, Vice President and Controller (Principal Accounting Officer)