Form 10-K
period 2001-12-31
CABOT OIL & GAS CORP
filed 2002-02-22
CIK 858470

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                  For the fiscal year ended December 31, 2001

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

     The aggregate market value of Class A Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on January 31, 2002), was approximately $636,620,000. As of January 31, 2002, there were 31,905,097 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2002, are incorporated herein by reference in Items 10, 11, 12 and 13 of Part III of this report.

TABLE OF CONTENTS

PART I                                                                                  PAGE
ITEMS 1 and 2    Business and Properties                                                   3
ITEM 3           Legal Proceedings                                                        19
ITEM 4           Submission of Matters to a Vote of Security Holders                      21
                 Executive Officers of the Registrant                                     21

PART II
ITEM 5           Market for Registrant's Common Equity and Related Stockholder Matters    22
ITEM 6           Selected Historical Financial Data                                       22
ITEM 7           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                              23
ITEM 7A          Quantitative and Qualitative Disclosures about Market Risk               38
ITEM 8           Financial Statements and Supplementary Data                              43
ITEM 9           Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                               78

PART III
ITEM 10          Directors and Executive Officers of the Registrant                       78
ITEM 11          Executive Compensation                                                   78
ITEM 12          Security Ownership of Certain Beneficial Owners and Management           78
ITEM 13          Certain Relationships and Related Transactions                           78

PART IV
ITEM 14          Exhibits, Financial Statements, Schedules and Reports on Form 8-K        79

                          _____________________


     The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could" and similar expressions are also intended to identify forward-looking statements. These statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, and other factors detailed in this document and in our other Securities and Exchange Commission filings. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this document.

PART I

ITEM 1.  BUSINESS

OVERVIEW

     Cabot Oil & Gas is an independent oil and gas company engaged in the exploration, development, acquisition and exploitation of oil and gas properties located in four principal areas of the United States:

..    The onshore Texas and Louisiana Gulf Coast
..    The Rocky Mountains
..    The Mid-Continent or Anadarko Basin
..    Appalachia

Administratively, we operate in three regions - the Gulf Coast region, the Western region, which is comprised of the Rocky Mountains and Mid-Continent areas, and the Appalachian region.

     In 2001, we enjoyed a strong energy commodity price environment for most of the year bolstered by gains realized on price hedges which were placed on about 44% of our production for the first nine months of 2001 natural gas production near the peak of the market in December 2000. Drilling successes, most notably in south Louisiana, over the past two years served to increase our 2001 production by 12% over 2000. While continuing to develop our existing fields and exploring for new discoveries, we took advantage of our strong cash flow and invested for the future. Most significantly, we acquired Cody Company in August 2001. With this transaction, we expanded and improved our development inventory and added 11 exploration prospects. In addition, we expanded our acreage position with a $12 million acquisition in the Rocky Mountains and added significantly to our seismic database in both the Rocky Mountains and Gulf Coast. The five months of production from the acquired Cody Company properties increased our annual production by an additional 9% over 2000, for a combined 21% production increase year-over-year.

     The purchase of Cody Company was the largest acquisition in our Company's history. We paid $231.2 million in cash and common stock for all of the outstanding common stock of Cody Company. Substantially all of the proved reserves of Cody Company are located in the onshore Gulf Coast region, a strategic growth area for us. As of December 31, 2001, these properties contributed 39.1 Mmcfe of production per day and contained 92 proved undeveloped drilling locations.

     In 2001, 87% of the wells that we drilled were successful. Drilling was successful on 40% of our 2001 exploration wells, as we tested new ideas and worked on building a foundation for the future. Our 2001 capital and exploration spending included $39.1 million for seismic data and lease acquisition. This spending will support our exploration and development drilling programs in 2002 and beyond. As we enter 2002 energy commodity prices have softened. We will concentrate our 2002 capital spending program on projects offering the prospect of acceptable risk and the strongest economics. As in the past, we will use the cash flow from our long-lived Appalachian and Mid-Continent natural gas reserves to fund our exploration and development efforts in the Gulf Coast and Rocky Mountain areas. We believe these two core producing areas offer more value, accretive reserve and production growth and higher rates of return on equity.

     Our proved reserves totaled approximately 1.2 Tcfe at December 31, 2001, of which 90% was natural gas. This reserve level represents a 13% increase over the prior year end. The increase is due primarily to the Cody acquisition, which combined with drilling activities, replaced production by 268%. The Gulf Coast region now represents 26% of our total proved reserves, up from 14% at the end of 2000.

     Net income of $47.1 million, or $1.56 per share, was the highest annual level of earnings that we have ever achieved. Cash flow from operations in 2001 of $250.4 million was also a record, and represented a 110% increase over last year. The strong commodity price environment combined with strategic price collars were the main factors in this year's financial success. Production improvements as discussed above also helped boost our earnings. Daily production averaged 199 Mmcfe per day during the first seven months of the year before increasing to approximately

255 Mmcfe per day in August with the acquisition of Cody Company. Overall, including the Cody acquisition and additional successes in south Louisiana, production averaged 222 Mmcfe per day in 2001. Development drilling on the Etouffee field in south Louisiana has expanded producing wells to six, two of which were drilled in 2001. This field, which is now fully developed, remains our largest producer and at December 31, 2001 was producing 137 Mmcfe per day (33 Mmcfe per day net to us).

     The following table presents certain information as of December 31, 2001.

                                                                       West
                                                         ---------------------------------
                                                  Gulf       Rocky       Mid-      Total
                                                 Coast     Mountains   Continent   West      Appalachia    Total
                                                --------  ----------  ----------  --------  -----------  ----------
Proved Reserves at Year End (Bcfe)
  Developed                                       224.1       176.8       171.1     347.9        324.6       896.6
  Undeveloped                                      76.2        50.6        28.0      78.6        102.7       257.5
                                                -------     -------     -------   -------      -------   ---------
  Total                                           300.3       227.4       199.1     426.5        427.3     1,154.1
Average Daily Production  (Mmcfe per day)          97.8        45.9        30.2      76.1         48.4       222.3
Reserve Life Index (in years) /(1)/                 8.4        13.6        18.1      15.4         24.2        14.2

Gross Wells                                       1,013         528         695     1,223        2,362       4,598
Net Wells /(2)/                                   613.2       233.0       457.7     690.7      2,190.9     3,494.8
Percent Wells Operated                             72.1%       49.1%       74.1%     63.3%        96.6%       82.3%

Net Acreage
  Developed                                     103,836      85,058     180,981   266,039      743,204   1,113,079
  Undeveloped                                    44,008     343,565       4,868   348,433      221,316     613,757
                                                -------     -------     -------   -------      -------   ---------
  Total                                         147,844     428,623     185,849   614,472      964,520   1,726,836

--------------------------------------------------------------------------------
/(1)/ Reserve Life Index is equal to year-end reserves divided by annual production.
/(2)/ The term "net" as used in "net acreage" or "net production" throughout this document refers to amounts that include only acreage or production that is owned by Cabot Oil & Gas and produced to its interest, less royalties and production due others. "Net wells" represents our working interest share of each well.

GULF COAST REGION

     Our exploration, development and production activities in Gulf Coast region are concentrated in south Louisiana and south Texas. A regional office in Houston manages operations. Principal producing intervals are in the Wilcox and Vicksburg formations in Texas and the Miocene age formations in Louisiana at depths ranging from 3,000 to 20,500 feet. Capital and exploration expenditures made with cash and common stock were $352.1 million in 2001 or 78% of our total 2001 capital and exploration expenditures, and $66.0 million for 2000. The cash and common stock portion of the August 2001 acquisition of Cody Company accounted for $231.2 million of this amount, which did not include a non-cash deferred tax gross-up of $78.0 million. Our drilling and acquisition program has increased average daily production in the region from 15.6 Mmcfe per day in 1994, when we acquired our first Gulf Coast properties from Washington Energy, to 131.6 Mmcfe per day in December 2001. Of this production rate, 39.1 Mmcfe per day was associated with the newly acquired Cody properties and the remaining primarily represents production growth from our drilling activity. For 2002, we have budgeted $56.9 million (54% of our total 2002 capital budget) for capital expenditures in the region. Our 2002 Gulf Coast drilling program will emphasize our exploration opportunities and development drilling on the prospects acquired in the Cody acquisition.

     We had 1,013 wells (613.2 net) in the Gulf Coast region as of December 31, 2001, of which 730 wells are operated by us. Average net daily production in 2001 was 97.8 Mmcfe, up from 49.5 Mmcfe in 2000 due both to drilling success in south Louisiana and to the Cody acquisition. At December 31, 2001, we had 300.3 Bcfe of proved reserves (67% natural gas) in the Gulf Coast region, which represented 26% of our total proved reserves.

     In 2001, we drilled 35 wells (14.7 net) in the Gulf Coast region, of which 20 wells (7.76 net) were development wells. The south Louisiana Etouffee prospect and our new discoveries in the Augen field in south

Louisiana and Red Fish Bay prospects in south Texas, together with the Cody acquisition, contributed to the significant growth in net proved reserves. In the Gulf Coast region, we plan to drill 19 wells in 2002 of which seven are on prospects acquired from Cody.

     At December 31, 2001, we had 147,844 net acres in the region, including 103,836 net developed, and we had identified 97 proved undeveloped drilling locations of which 92 were part of the Cody acquisition.

     Our principal markets for Gulf Coast region natural gas are in the industrialized Gulf Coast area and the northeastern United States. Our marketing subsidiary, Cabot Oil & Gas Marketing Corporation, purchases all of our natural gas production in the Gulf Coast region. The marketing subsidiary sells the natural gas to intrastate pipelines, natural gas processors and marketing companies.

     Currently, approximately 75% of our natural gas sales volumes in the Gulf Coast region are sold at index-based prices under contracts with terms of one to three years. The remaining 25% of our sales volumes are sold at index-based prices under short-term agreements. From time to time when we believe market conditions are favorable, we may implement financial hedges on a portion of our production in an attempt to reduce our exposure to price volatility. The Gulf Coast properties are connected to various processing plants in Texas and Louisiana with multiple interstate and intrastate deliveries, affording us access to multiple markets.

     We also produce and market approximately 6,500 barrels per day of crude oil/condensate in the Gulf Coast region at market responsive prices.

WESTERN REGION

     Our activities in the Western region are managed by a regional office in Denver. At December 31, 2001, we had 426.5 Bcfe of proved reserves (96% natural gas) in the Western region, constituting 37% of our total proved reserves.

Rocky Mountains

     Our Rocky Mountains activities are concentrated in the Green River Basin and Washakie Basin of Wyoming. Since our initial acquisition in the area in 1994 from Washington Energy, we have increased reserves from 171.6 Bcfe at December 31, 1994, to 227.4 Bcfe at December 31, 2001. Capital and exploration expenditures were $42.9 million for 2001, or 9% of our total 2001 capital and exploration expenditures, and $23.9 million for 2000. In addition to drilling activity, approximately $15.4 million was expended in 2001 for lease acquisition and seismic data to provide exploration and development opportunities in the future. For 2002, we have budgeted $19.4 million (19% of our total 2002 capital budget) for capital expenditures in the area. The 2002 drilling program consists of several new exploration plays complemented by development drilling.

     We had 528 wells (233.0 net) in the Rocky Mountains area as of December 31, 2001, of which 259 wells are operated by us. Principal producing intervals in the Rocky Mountains area are in the Almond, Frontier and Dakota formations at depths ranging from 9,000 to 13,500 feet. Average net daily production in the Rocky Mountains during 2001 was 45.9 Mmcfe.

     In 2001, we drilled 31 wells (15.4 net) in the Rocky Mountains, of which 26 wells (11.5 net) were development and extension wells. In 2002, we plan to drill 41 wells.

     At December 31, 2001, we had 428,623 net acres in the area, including 85,058 net developed acres, and we had identified 82 proved undeveloped drilling locations.

Mid-Continent

     Our Mid-Continent activities are concentrated in the Anadarko Basin in southwestern Kansas, Oklahoma and the panhandle of Texas. Capital and exploration expenditures were $11.5 million for 2001, or 3% of our total 2001 capital and exploration expenditures, and $7.6 million for 2000. For 2002, we have budgeted $8.2 million (8% of our total 2002 capital budget) for capital expenditures in the area.

     As of December 31, 2001, we had 695 wells (457.7 net) in the Mid-Continent area, of which 515 wells are operated by us. Principal producing intervals in the Mid-Continent are in the Chase, Morrow, Red Fork and Chester formations at depths ranging from 1,500 to 14,000 feet. Average net daily production in 2001 was 30.2 Mmcfe. At December 31, 2001, we had 199.1 Bcfe of proved reserves (97% natural gas) in the Mid-Continent area, 17% of our total proved reserves.

     In 2001, we drilled 25 wells (17.2 net) in the Mid-Continent, all of which were development and extension wells. In 2002, we plan to drill 17 wells.

     At December 31, 2001, we had 185,849 net acres in the area, including 180,981 net developed acres, and we had identified 62 proved undeveloped drilling locations.

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

     Currently, approximately 86% of our natural gas production in the Western region is sold primarily under contracts with a term of one to three years at index-based prices. Another 12% of the natural gas production is sold under short-term arrangements at index-based prices and the remaining 2% is sold under certain fixed-price contracts. From time to time when we believe market conditions are favorable, we may implement financial hedges on a portion of our production in an attempt to reduce our exposure to price volatility.. The Western region properties are connected to the majority of the midwestern and northwestern interstate and intrastate pipelines, affording us access to multiple markets.

     In December 1999, we negotiated the buyout of a long-term, fixed price sales contract that covered approximately 20% of the Western region natural gas production and was due to expire in June 2008. We received a payment of $12 million as part of this contract buyout agreement. This contract was then replaced with a fixed price sales contract that expired in April 2001. The fixed natural gas sales price in both the original natural gas sales contract and the replacement sales contract was below the market price at year end 2000. After April 2001, this production was sold at market responsive prices.

     We currently also produce and market approximately 600 barrels of crude oil/condensate per day in the Western region at market responsive prices.

APPALACHIAN REGION

     Our Appalachian activities are concentrated in West Virginia, Pennsylvania, Ohio and Virginia. In this region, our assets include a large undeveloped acreage position, a high concentration of wells, natural gas gathering and pipeline systems, and storage capacity. We have achieved a drilling success rate of 89% in the region since 1991. Capital and exploration expenditures were $44.1 million for 2001, or 10% of our total 2001 capital spending, and $21.5 million for 2000. For 2002, we have budgeted $18.5 million (18% of our total 2002 capital budget) for capital expenditures in the region.

     At December 31, 2001, we had 2,362 wells (2,190.9 net), of which 2,281 wells are operated by us. There are multiple producing intervals that include the Devonian Shale, Oriskany, Berea and Big Lime formations at depths primarily ranging from 1,500 to 9,000 feet. Average net daily production in 2001 was 48.4 Mmcfe. While natural gas production volumes from Appalachian reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Appalachian reserves is relatively long. At December 31, 2001, we had 427.3 Bcfe of proved reserves (substantially all natural gas) in the Appalachian region, constituting 37% of our total proved reserves. This region is managed from our office in Charleston, West Virginia.

     In 2001, we drilled 117 wells (106.3 net) in the Appalachian region, of which 107 wells (97.0 net) were development wells. In 2002, we plan to drill 44 wells.

     At December 31, 2001, we had 964,520 net acres in the region, including 743,204 net developed, and we had identified 292 proved undeveloped drilling locations.

     Ancillary to our exploration and production operations, we operate a number of gas gathering and transmission pipeline systems, made up of approximately 2,500 miles of pipeline with interconnects to three interstate transmission systems, seven local distribution companies and numerous end users as of the end of 2001. The majority of our pipeline infrastructure in West Virginia is regulated by the Federal Energy Regulatory Commission (FERC). As such, the transportation rates and terms of service of our pipeline subsidiary, Cranberry Pipeline Corporation, are subject to the rules and regulations of the FERC. Our natural gas gathering and transmission pipeline systems enable us to connect new wells quickly and to transport natural gas from the wellhead directly to interstate pipelines, local distribution companies and industrial end users. Control of our gathering and transmission pipeline systems also enables us to purchase, transport and sell natural gas produced by third parties. In addition, we can engage in development drilling without relying upon third parties to transport our natural gas and incur only the incremental costs of pipeline and compressor additions to our system.

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

Appalachian Region Marketing

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

     Approximately 65% of our natural gas sales volume in the Appalachian region is sold at index-based prices under contracts with a term of one to two years. In addition, spot market sales are made under month-to-month contracts, while industrial and utility sales generally are made under year-to-year contracts. Approximately 5% of Appalachian production is sold on fixed price contracts that typically renew annually. From time to time, we may also use financial hedges on a portion of our production to reduce the potential risk of falling prices when we believe market conditions are favorable.

     Our Appalachian natural gas production has historically sold at a higher realized price, or premium, compared to production from other producing regions due to its proximity to northeastern markets. While year-to-year fluctuations in that premium are normal due to changes in market conditions, throughout the 1990's this premium has typically been in the range of $0.40 to $0.50 per Mmbtu above the Henry Hub index spot price as published by Inside FERC's Gas Market Report for gas delivered to this point. This index is the basis for sales price in our standard natural gas sales contract. In 1999, however, the average premium declined to $0.27 per Mmbtu due to increases in supply in the eastern market. This decline continued into early 2000. However, late in 2000 and into 2001, the premium began to increase again due to strengthening of demand and perceived market shortages. The average 2001 premium was approximately $0.34 per Mmbtu. Due to this continued volatility, we are not able to predict the level of this premium for the future.

RISK MANAGEMENT

     From time to time, when we believe that market conditions are favorable, we use certain financial instruments called derivatives to manage price risks associated with our production and brokering activities. While there are many different types of derivatives available, in 2001 we primarily employed natural gas and oil price swap and costless collar agreements to attempt to manage price risk more effectively. The price swaps call for payments to, or receipts from, counterparties based on whether the market price of natural gas for the period is greater or less than the fixed price established for that period when the swap is put in place. The costless collar arrangements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. They provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor.

     In December 2000, we entered into certain costless collar arrangements on half of our natural gas production for the months of February through October 2001. We realized revenue of $34.6 million under these arrangements. In December 2001, we again entered into price collar arrangements for 60% of our anticipated natural gas production for the months of January through April 2002. We will continue to evaluate the benefit of employing derivatives in the future. Please read Management's Discussion and Analysis of Financial Condition and Results of Operations - Commodity Price Swaps and Options for further discussion concerning our use of derivatives.

RESERVES

Current Reserves

     The following table presents our estimated proved reserves at December 31, 2001.

                          Natural Gas (Mmcf)               Liquids/(1)/ (Mbbl)               Total/(2)/(Mmcfe)
-----------------------------------------------------------------------------------------------------------------------
                   Developed    Undeveloped   Total    Developed  Undeveloped  Total   Developed  Undeveloped    Total
-----------------------------------------------------------------------------------------------------------------------
Gulf Coast           148,692       53,734    202,426     12,567     3,744     16,311    224,096       76,198    300,294
Rocky Mountains      167,067       47,717    214,784      1,618       482      2,100    176,774       50,610    227,384
Mid-Continent        166,198       27,236    193,434        817       130        947    171,098       28,018    199,116
Appalachia           322,689      102,671    425,360        326        --        326    324,644      102,671    427,315
                   ----------------------------------------------------------------------------------------------------
Total                804,646      231,358  1,036,004     15,328     4,356     19,684    896,612      257,497  1,154,109
                   ====================================================================================================

--------------------------------------------------------------------------------
/(1)/ Liquids include crude oil, condensate and natural gas liquids (Ngl).

/(2)/ Natural gas equivalents are determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or natural gas liquids.

     The proved reserve estimates presented here were prepared by our petroleum engineering staff and reviewed by Miller and Lents, Ltd., independent petroleum engineers. For additional information regarding estimates of proved reserves, the review of such estimates by Miller and Lents, Ltd., and other information about our oil and gas reserves, see the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8. A copy of the review letter by Miller and Lents, Ltd. has been filed as an exhibit to this Form 10-K. Our estimates of proved reserves in the table above are consistent with those filed by us with other federal agencies. Our reserves are sensitive to natural gas and crude oil sales prices and their effect on economic producing rates. Our reserves are based on oil and gas index prices in effect on the last day of December 2001.

     There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control such as commodity pricing. Therefore, the reserve information in this Form 10-K represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced.

Historical Reserves

     The following table presents our estimated proved reserves for the periods indicated.

                                                      Natural Gas            Oil & Liquids             Total
                                                        (Mmcf)                   (Mbbl)             (Mmcfe)/(1)/
                                                   --------------------------------------------------------------
December 31, 1998                                       996,756                   7,677              1,042,819
                                                   --------------------------------------------------------------
     Revision of Prior Estimates                         (1,555)                    128                   (787)
     Extensions, Discoveries and
        Other Additions                                  52,781                   1,292                 60,535
     Production                                         (65,502)                   (963)               (71,279)
     Purchases of Reserves in Place                      26,515                     361                 28,685
     Sales of Reserves in Place                         (79,393)                   (306)               (81,232)
                                                   --------------------------------------------------------------
December 31, 1999                                       929,602                   8,189                978,741
                                                   --------------------------------------------------------------
     Revision of Prior Estimates                        (14,796)                    562                (11,423)
     Extensions, Discoveries and
        Other Additions                                 103,600                   2,032                115,792
     Production                                         (60,934)                   (988)               (66,872)
     Purchases of Reserves in Place                       5,118                     120                  5,838
     Sales of Reserves in Place                          (3,368)                     (1)                (3,373)
                                                   --------------------------------------------------------------
December 31, 2000                                       959,222                   9,914              1,018,703
                                                   --------------------------------------------------------------
     Revision of Prior Estimates                        (44,266)                    254                (42,737)
     Extensions, Discoveries and
          Other Additions                                99,911                   2,257                113,456
     Production                                         (69,162)                 (1,996)               (81,139)
     Purchases of Reserves in Place                      91,290                   9,255                146,819
     Sales of Reserves in Place                            (991)                     --                   (993)
                                                   --------------------------------------------------------------
December 31, 2001                                     1,036,004                  19,684              1,154,109
                                                   ==============================================================

Proved Developed Reserves
     December 31, 1998                                  788,390                   5,822                823,321
     December 31, 1999                                  720,670                   5,546                753,944
     December 31, 2000                                  754,962                   8,438                805,590
     December 31, 2001                                  804,646                  15,328                896,612

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

                                                       Year Ended December 31,
                                                        2001    2000    1999
     -------------------------------------------------------------------------
     Net Wellhead Sales Volume
      Natural Gas (Bcf)
         Gulf Coast                                     25.6    14.1    15.5
         West                                           26.2    29.0    29.3
         Appalachia                                     17.4    17.8    20.7
      Crude/Condensate/Ngl (Mbbl)
         Gulf Coast                                    1,694     669     579
         West                                            267     289     341
         Appalachia                                       35      32      43

     Produced Natural Gas Sales Price ($/Mcf)/(1)/
      Gulf Coast                                      $ 4.44  $ 3.79  $ 2.29
      West                                              3.88    2.86    1.96
      Appalachia                                        4.96    3.24    2.53
      Weighted Average                                  4.36    3.19    2.22

     Crude/Condensate Sales Price ($/Bbl)/(1)/        $24.91  $26.81  $17.22

     Production Costs ($/Mcfe)/(2)/                   $ 0.72  $ 0.70  $ 0.59

________________________________________________________________________________

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

Acreage

     The following tables summarize our gross and net developed and undeveloped leasehold and mineral acreage at December 31, 2001. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.


     Leasehold Acreage

                                   Developed         Undeveloped             Total
     -------------------------------------------------------------------------------------
                                Gross       Net     Gross     Net     Gross        Net
     -------------------------------------------------------------------------------------
     State
       Alabama                   1,976        374       --       --      1,976        374
       Colorado                 14,263     13,359  190,529   92,799    204,792    106,158
       Kansas                   29,067     27,765       --       --     29,067     27,765
       Kentucky                  2,266        901       --       --      2,266        901
       Louisiana                53,408     41,468   24,314   12,983     77,722     54,451
       Michigan                    739        205    6,823    6,773      7,562      6,978
       Montana                     397        210   44,288   33,552     44,685     33,762
       New York                  2,956      1,117      436      155      3,392      1,272
       New Mexico                  480         96       --       --        480         96
       North Dakota                 --         --      870       96        870         96
       Ohio                      6,288      2,389    9,225    7,361     15,513      9,750
       Oklahoma                161,665    111,923    6,642    3,489    168,307    115,412
       Pennsylvania            128,862     78,772   40,916   36,908    169,778    115,680
       Texas                   153,385     88,781   69,974   32,002    223,359    120,783
       Utah                      1,740        530  129,044   88,125    130,784     88,655
       Virginia                 22,195     20,072    7,606    4,981     29,801     25,053
       West Virginia           577,372    542,752  170,168  113,241    747,540    655,993
       Wyoming                 141,733     70,959  197,622  128,912    339,355    199,871
                            --------------------------------------------------------------
         Total               1,298,792  1,001,673  898,457  561,377  2,197,249  1,563,050
                            ==============================================================

     Mineral Fee Acreage

                                    Developed        Undeveloped            Total
     -------------------------------------------------------------------------------------
                                Gross       Net     Gross     Net     Gross        Net
     -------------------------------------------------------------------------------------
     State
       Colorado                     --         --      160        6        160          6
       Kansas                      160        128       --       --        160        128
       Louisiana                   628        276       --       --        628        276
       Montana                      --         --      589       75        589         75
       New York                     --         --    4,281    1,070      4,281      1,070
       Oklahoma                 16,580     13,979      400       76     16,980     14,055
       Pennsylvania                 86         86    2,367    1,296      2,453      1,382
       Texas                        27         27      652      326        679        353
       Virginia                 17,817     17,817      100       34     17,917     17,851
       West Virginia            97,455     79,093   50,458   49,497    147,913    128,590
                            --------------------------------------------------------------
         Total                 132,753    111,406   59,007   52,380    191,760    163,786
                            ==============================================================

     Aggregate Total         1,431,545  1,113,079  957,464  613,757  2,389,009  1,726,836
                            ==============================================================

     Total Net Acreage by Region of Operation

                              Developed      Undeveloped          Total
     --------------------------------------------------------------------
     Gulf Coast                 103,836           44,008          147,844
     West                       266,039          348,433          614,472
     Appalachia                 743,204          221,316          964,520
                              -------------------------------------------
       Total                  1,113,079          613,757        1,726,836
                              ===========================================

Well Summary

     The following table presents our ownership at December 31, 2001, in natural gas and oil wells in the Gulf Coast region (consisting of various fields located in Louisiana and Texas), in the Western region (consisting of various fields located in Oklahoma, Kansas, Colorado and Wyoming) and in the Appalachian region (consisting of various fields located in West Virginia, Pennsylvania, Virginia and Ohio). This summary includes natural gas and oil wells in which we have a working interest or a reversionary interest as in the case of certain Section 29 tight sands and Devonian shale wells.

                    Natural Gas        Oil          Total
                   Gross    Net    Gross   Net   Gross    Net
     ----------------------------------------------------------
     Gulf Coast      613    375.6    400  237.6  1,013    613.2
     West          1,152    652.4     71   38.3  1,223    690.7
     Appalachia    2,339  2,180.0     23   10.9  2,362  2,190.9
                   --------------------------------------------
       Total       4,104  3,208.0    494  286.8  4,598  3,494.8
                   ============================================

Drilling Activity

     We drilled wells, participated in the drilling of wells, or acquired wells as indicated in the regional tables below.

                                           Year Ended December 31,
                                      2001           2000         1999
     --------------------------------------------------------------------
                                  Gross  Net    Gross  Net     Gross  Net
     --------------------------------------------------------------------
     Gulf Coast
      Development Wells
       Successful                  18    7.0     14    6.3      10    6.2
       Dry                          1    0.6      3    1.7       3    3.0
      Extension Wells
       Successful                   1    0.1     --     --      --     --
       Dry                         --     --     --     --      --     --
      Exploratory Wells
       Successful                   8    4.6      4    2.2       2    0.6
       Dry                          7    2.4      2    1.0       1    0.5
                                 ----------------------------------------
        Total                      35   14.7     23   11.2      16   10.3
                                 ========================================

     Wells Acquired/(1)/          600  334.0      1    0.6       2    0.6

     Wells in Progress at End
     of Period                      5    3.6      2    1.1       1    0.3

                                            Year Ended December 31,
                                     2001              2000           1999
     ------------------------------------------------------------------------
                                 Gross    Net     Gross     Net   Gross   Net
     ------------------------------------------------------------------------
     West
      Development Wells
       Successful                  43    24.9       33     22.7     19    9.0
       Dry                          3     1.5        3      1.0      1    1.0
      Extension Wells
       Successful                   5     2.4        7      3.9      1    0.3
       Dry                         --      --       --       --     --     --
      Exploratory Wells
       Successful                   1     0.8        1      0.3     --     --
       Dry                          4     3.0        1      0.5      2    1.3
                                 --------------------------------------------
        Total                      56    32.6       45     28.4     23   11.6
                                 ============================================

     Wells Acquired/(1)/           10     0.1        1      0.4     27   10.7

     Wells in Progress at End
      of Period                    --      --        4      2.7      5    2.3


                                          Year Ended December 31,
                                    2001              2000          1999
     ------------------------------------------------------------------------
                                 Gross    Net    Gross      Net   Gross   Net
     ------------------------------------------------------------------------
     Appalachia
      Development Wells
       Successful                 102    93.0       47     41.5     26   19.0
       Dry                          5     4.0        5      4.2      1    0.5
      Extension Wells
       Successful                  --      --       --       --     --     --
       Dry                         --      --       --       --     --     --
      Exploratory Wells
       Successful                   3     3.0        5      3.8      3    2.0
       Dry                          7     6.3        4      2.5      4    2.0
                                 --------------------------------------------
        Total                     117   106.3       61     52.0     34   23.5
                                 ============================================

     Wells Acquired/(1)/           19    19.0       --       --     --     --

     Wells in Progress at End
      of Period                    --      --        3      3.0      1    0.3

     ---------------------------------------------------------------------------
     /(1)/ Includes the acquisition of net interest in certain wells in which we already held an ownership interest. Does not include certain interests in Section 29 tight sands and Devonian shale wells purchased and then resold during 1999.

Competition

     Competition in our primary producing areas is intense. Price, contract terms and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery records, affect competition. We believe that our extensive acreage position, existing natural gas gathering and pipeline systems and storage fields enhance our competitive position over other producers in the Appalachian region who do not have similar systems or facilities in place. We also believe that our competitive position in the Appalachian region is enhanced by the lack of significant competition from major oil and gas companies. We also actively compete against other companies with substantially larger financial and other resources, particularly in the Western and Gulf Coast regions.

OTHER BUSINESS MATTERS

Major Customer

     We had no sales to any customer that exceeded 10% of our total gross revenues in 2001, 2000 or 1999.

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

     Natural gas sales are affected by intrastate and interstate gas transportation regulation. Beginning with Order No. 436 in 1985 and continuing through Order No. 636 in 1992, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Order No. 636 required that interstate pipelines generally cease making sales of natural gas. At the same time, FERC retained its statutory jurisdiction over the sale for resale of natural gas in interstate commerce, but issued to all entities (except interstate pipelines) a blanket certificate to make sales for resale of natural gas in interstate commerce at market based prices. As a result, pipelines divested their gas sales functions to marketing affiliates, which operate separately from the transporter and in direct competition with all other merchants. Interstate pipelines are now required to provide open and nondiscriminatory transportation and transportation-related services to all producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking service. The FERC expanded the impact of open access regulations to intrastate commerce through its implementation of the NGPA provisions allowing intrastate pipelines to provide service in intrastate commerce on behalf of interstate pipelines.

     More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies, which is a result of the FERC's requirement in Order No. 636 that interstate pipelines unbundle gathering services from transportation services, (2) further development of rules governing the relationship of the pipelines with their marketing affiliates, (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis, and (4) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon a showing of lack of market control in the relevant service market.

     The FERC continued its efforts to develop a competitive natural gas market with Order No. 637, issued in 2000. Order No. 637 modifies FERC regulations to:
(1) lift the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for releases of pipeline capacity for periods less than one year; (2) permit pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods; (3) encourage auctions for pipeline capacity; (4) require that pipelines implement imbalance management services for shippers; (5) restrict the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with operational flow orders; and (6) implement a number of new pipeline reporting requirements to enhance market transparency. These Order No. 637 requirements are being implemented by pipelines through individual tariff reform filings. Order No. 637 also requires the FERC Staff to analyze whether the FERC should develop additional fundamental policy changes, including whether to pursue performance-based or other non-cost based ratemaking methods and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

     As a result of these changes, sellers and buyers of gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace.

     We can not predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. Similarly, it is impossible to predict what proposals, if any, that affect the oil and natural gas_industry might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, can not be predicted.

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

Employees

     As of December 31, 2001, Cabot Oil & Gas had 366 active employees. We recognize that our success is significantly influenced by the relationship we maintain with our employees. Overall, we believe that our relations with our employees are satisfactory. The Company and its employees are not represented by a collective bargaining agreement.

Other

     Our profitability depends on certain factors that are beyond our control, such as natural gas and crude oil prices. Please see Items 7 and 7A. We face a variety of hazards and risks that could cause substantial financial losses. Our business involves a variety of operating risks, including blowouts, cratering, explosions and fires, mechanical problems, uncontrolled flows of oil, natural gas or well fluids, formations with abnormal pressures, pollution and other environmental risks, and natural disasters. We conduct operations in shallow offshore areas, which are subject to additional hazards of marine operations, such as capsizing, collision and damage from severe weather.

     Our operation of natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. The costs of these insurance policies are somewhat dependent on our historical claims experience and also the areas in which we choose to operate. During the past few years, we have drilled a higher percentage of our wells in the Gulf Coast, where insurance rates are significantly higher than in other regions such as Appalachia. At December 31, 2001, we owned or operated approximately 2,900 miles of natural gas gathering and transmission pipeline systems throughout the United States. As part of our normal maintenance program, we have identified certain segments of our pipelines that we believe may require repair, replacement or additional maintenance and we schedule this maintenance as appropriate.

     The sale of our oil and gas production depends on a number of factors beyond our control. The factors include the availability and capacity of transportation and processing facilities. Our failure to access these facilities and obtain these services on acceptable terms could materially harm our business.

ITEM 2.  PROPERTIES

     See Item 1.  Business.

ITEM 3.  LEGAL PROCEEDINGS

     We are a party to various legal proceedings arising in the normal course of our business. All known liabilities are fully accrued based on management's best estimate of the potential loss. In management's opinion, final judgments or settlements, if any, which may be awarded in connection with any one or more of these suits and claims would not have a significant impact on the results of operations, financial position or cash flows of any period.

Environmental Liability

     The EPA notified us in February 2000 of our potential liability for waste material disposed of at the Casmalia Superfund Site ("Site"), located on a 252-acre parcel in Santa Barbara County, California. Over 10,000 separate parties disposed of waste at the Site while it was operational from 1973 to 1992. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for disposal of approximately 4.5 billion pounds of waste would be expected to pay the clean-up costs, which are estimated by the EPA to be $271.9 million. The EPA is also pursuing the owners/operators of the Site to pay for remediation.

     Documents received by us with the notification from the EPA indicate that we used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that we violated any laws in the disposal of material at the Site. The EPA's actions stem from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site.

     A group of potentially responsible parties, including us, formed a group called the Casmalia Negotiating Committee ("CNC"). The CNC has had extensive settlement discussions with the EPA and has reached a settlement in principal to pay approximately $27 million toward Site clean up in return for a release from liability. The CNC is currently negotiating a consent decree to memorialize the settlement. On January 30, 2002, we placed $1,283,283 in an escrow account. This amount approximates our volumetric share of EPA's cost estimate, plus a 5% premium and is our settlement amount. The escrow account is being funded by us and many other CNC members to maximize the likelihood that there will be sufficient funds to fund the settlement agreement upon its completion, which is expected later in 2002. This cash settlement, once released from escrow and paid to the federal government, will resolve all federal claims against us for response costs and will release us from all response costs related to the Site, except for future claims against us for natural resource damage, unknown conditions, transshipment risks and claims by third parties, all of which are expected to be covered by insurance to be purchased by participating CNC members. Responsibility for certain State of California oversight and response costs, while not covered by the settlement or insurance, are not expected to be material. No determination has been made as to whether any insurance arrangement will allow us to recover our contribution to the settlement.

     We have established a reserve that management believes to be adequate to provide for this environmental liability based on its estimate of the probable outcome of this matter and estimated legal costs.

Wyoming Royalty Litigation

     In June 2000, two overriding royalty owners sued us in Wyoming State court for unspecified damages. The plaintiffs have requested class certification under the Wyoming Rules of Civil Procedure and allege that we have deducted improper costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that we have failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties. In December 2001, fourteen overriding royalty owners sued us in Wyoming federal court. The plaintiffs in the federal case have made the same general claims pertaining to deductions from their overriding royalty as the plaintiffs in the Wyoming state court case but have not asked for class certification.

     Management believes that we have substantial defenses to these claims and intends to vigorously assert such defenses. We have a reserve that we believe is adequate to provide for these potential liabilities based on our estimate of the probable outcome of this matter. While the potential impact to us may materially affect quarterly or annual financial results including cash flows, management does not believe it would materially impact our financial position or results of operations.

West Virginia Royalty Litigation

     In late December 2001, two royalty owners sued us in West Virginia State court for an unspecified amount of damages. The plaintiffs have requested class certification under the West Virginia Rules of Civil Procedure and allege that we have failed to pay royalty based upon the wholesale market value of the gas produced, that we have taken improper deductions from the royalty and that we have failed to properly inform the plaintiffs and other similarly situated persons of deductions taken from the royalty.

     Although the investigation into this claim has just begun, we intend to vigorously defend the case. We cannot currently determine the likelihood or range of any potential outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period from October 1, 2001 to December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows certain information about our executive officers as of February 15, 2002, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934, and certain of our other officers.

            Name               Age                        Position                         Officer Since
     ---------------------------------------------------------------------------------------------------
     Ray R. Seegmiller          66  Chairman of the Board and Chief Executive Officer               1995
     Dan O. Dinges              48  President and Chief Operating Officer                           2001
     Michael B. Walen           53  Senior Vice President, Exploration and Production               1998
     J. Scott Arnold            48  Vice President, Land and Associate General Counsel              1998
     R. Scott Butler            47  Vice President, Regional Manager, Western Region                2001
     Robert G. Drake            54  Vice President, Management Information Systems                  1998
     Abraham D. Garza           55  Vice President, Human Resources                                 1998
     Jeffrey W. Hutton          46  Vice President, Marketing                                       1995
     Lisa A. Machesney          46  Vice President, Managing Counsel and
                                    Corporate Secretary                                             1995
     A. F. (Tony) Pelletier     49  Vice President, Regional Manager, Gulf Coast Region             2001
     Scott C. Schroeder         39  Vice President, Chief Financial Officer and Treasurer           1997
     Henry C. Smyth             55  Vice President and Controller                                   1998

     All officers are elected annually by our Board of Directors. Except for the following, all of the executive officers have been employed by Cabot Oil & Gas Corporation for at least the last five years.

Dan O. Dinges joined Cabot Oil & Gas Corporation as President and Chief Operating Officer and as a member of the Board of Directors in September 2001. Mr. Dinges came to Cabot after a 20-year career with Samedan Oil Corporation, a subsidiary of Noble Affiliates, Inc. The last three years, Mr. Dinges served as Samedan's Senior Vice President, as well as Division General Manager for the Offshore Division, a position he held since August 1996. He also served as a member of the Executive Operating Committee for Samedan. Mr. Dinges started his career as a Landman for Mobil Oil Corporation covering Louisiana, Arkansas and the central Gulf of Mexico. After four years of expanding responsibilities at Mobil he joined Samedan as a Division Landman - Offshore. Over the years, Mr. Dinges held positions of increasing responsibility at Samedan including Division Manager, Vice President and ultimately Senior Vice President. Mr. Dinges received his BBA degree in Petroleum Land Management from The University of Texas.

R. Scott Butler has been Vice President, Regional Manager, Western Region since October 2001. Mr. Butler joined Cabot in 1998 as Director of Exploration and was named Regional Manager, Western Region, in February 2001. He came to Cabot following a 19-year career with Chevron where he served in roles of increasing responsibility focusing on exploration in the lower 48 states. Mr. Butler holds a bachelor's degree from Stanford University and a master's from the University of Nevada at Reno, both in geology. He is a member of the American Association of Petroleum Geologists and serves as a director-at-large for the Independent Petroleum Association of Mountain States.

A. F. (Tony) Pelletier has been Vice President, Regional Manager, Gulf Coast Region since October 2001. Mr. Pelletier joined the Company in April 2001 as Regional Manager, Gulf Coast. Before coming to Cabot, he held positions of increasing responsibility at PetroCorp Incorporated, most recently as Executive Vice President and Chief Operating Officer. Prior to that, he worked at Exxon Company USA in a variety of engineering and supervisory capacities. Mr. Pelletier holds a B.S. in Mechanical Engineering and a master's in Civil Engineering, both from Texas A&M University. He is a registered professional engineer in the state of Texas.

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

                                                        Cash
                                       High    Low    Dividends
               ------------------------------------------------
               2001
                    First Quarter     $32.00  $25.88      $0.04
                    Second Quarter     34.20   24.22       0.04
                    Third Quarter      26.33   16.70       0.04
                    Fourth Quarter     24.99   18.35       0.04
               2000
                    First Quarter     $18.06  $14.19      $0.04
                    Second Quarter     24.94   16.75       0.04
                    Third Quarter      21.25   17.38       0.04
                    Fourth Quarter     31.75   19.00       0.04

     As of January 31, 2002, there were 849 registered holders of the Common Stock. Shareholders include individuals, brokers, nominees, custodians, trustees, and institutions such as banks, insurance companies and pension funds. Many of these hold large blocks of stock on behalf of other individuals or firms.


ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table summarizes selected consolidated financial data for Cabot Oil & Gas for the periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes.


                                                             Year Ended December 31,
(In thousands, except per share amounts)          2001      2000      1999      1998      1997
----------------------------------------------------------------------------------------------
Income Statement Data
 Operating Revenues                         $  447,042  $368,651  $294,037  $251,340  $269,771
 Income from Operations                         95,366    64,817    39,498    27,403    63,852
 Net Income Available to
   Common Stockholders                          47,084    29,221     5,117     1,902    23,231

Basic Earnings per Share
 Available to Common
 Stockholders/(1)/                          $     1.56  $   1.07  $   0.21  $   0.08  $   1.00

Dividends per Common Share                  $     0.16  $   0.16  $   0.16  $   0.16  $   0.16

Balance Sheet Data
 Properties and Equipment, Net              $  981,338  $623,174  $590,301  $629,908  $469,399
 Total Assets                                1,069,031   735,634   659,480   704,160   541,805
 Long-Term Debt                                393,000   253,000   277,000   327,000   183,000
 Stockholders' Equity                          346,552   242,505   186,496   182,668   184,062

----------------------------------------------------------------------------------------------
/(1)/See Earnings per Common Share under Note 15 of the Notes to the Consolidated Financial Statements.

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

     Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 32.

     We operate in one segment, natural gas and oil exploration and development.

OVERVIEW

     Our financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. In the first quarter of 1999, we experienced a decline in energy commodity prices, resulting in lower revenues and net income during this period. However, in the summer of 1999 and continuing through 2000, prices improved. For the months of April through October 2000, we had certain natural gas hedges in place that prevented us from realizing the full impact of this price environment. (See the Commodity Price Swaps and Options discussion about hedging on page 38.) Despite this limitation, our realized natural gas price for each month in the year 2000 was higher than the same month of any previous year. In the final months of 2000 and into early 2001, the NYMEX futures market reported unprecedented natural gas contract prices. We benefited from this market with our realized natural gas price reaching $5.66 per Mcf in December and $8.46 per Mcf in January 2001. When the NYMEX futures market was near its high on the last day of December 2000, we entered into a series of price collars that protected us from the subsequent price decline until their expiration in October 2001. These price collar arrangements boosted 2001 revenue by $34.6 million, increasing the average realized natural gas price by $0.50 per Mcf. The table below illustrates how natural gas prices have fluctuated over the course of 2001. "Index" represents the Henry Hub index price. The "2001" price is the natural gas price realized by us and it includes the impact of the natural gas price collar arrangements:

(in $ per Mcf)          Natural Gas Prices by Month
--------------------------------------------------------------------------------
         Jan   Feb   Mar   Apr   May   Jun   Jul   Aug   Sep   Oct   Nov   Dec
         ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----
Index    9.91  6.22  5.03  5.35  4.87  3.73  3.16  3.19  2.34  1.86  3.16  2.28
2001     8.46  6.28  4.91  5.05  5.08  4.25  3.96  3.79  3.57  3.24  3.06  2.32

     Prices for crude oil have followed a similar path as the commodity market fell through 2001. The table below contains the West Texas Intermediate index price ("Index") and our realized crude oil prices by month for 2001.

(in $ per Bbl)           Crude Oil Prices by Month
--------------------------------------------------------------------------------
         Jan   Feb   Mar   Apr   May   Jun   Jul   Aug   Sep   Oct   Nov   Dec
        ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- -----
Index   28.66 27.40 26.30 28.46 28.37 26.26 26.35 27.20 23.43 21.18 19.44 19.84
2001    30.32 29.20 26.44 26.31 29.12 27.85 24.72 25.71 24.50 22.85 19.05 19.85

     We reported earnings of $1.56 per share, or $47.1 million, for 2001. This is up from the $1.07 per share, or $29.2 million, reported in 2000. The improvement is a result of the stronger commodity price environment during the year 2001 and the impact of the natural gas price collar arrangements, which combined to push our realized natural gas price up 37% to $4.36 per Mcf. Additionally, natural gas production was up 14% and crude oil sales volumes were up 100% from last year. Overall, on a Mcf equivalent basis, our production grew more than 21% over 2000. A 12% production increase was a result of our drilling successes in 2000 and 2001, and the remaining 9% increase resulted from the acquisition of Cody Company, which was effective August 1, 2001.

     A discussion of our results from recurring operations can be found in the Results of Operations section, beginning on page 33. Before taking into account selected items, net income for 2001 was $51.9 million, or $1.71 per share, and $30.2 million, or $1.10 per share for 2000.

     In August 2001, we acquired the stock of Cody Company, the parent of Cody Energy LLC ("Cody acquisition") for $231.2 million consisting of $181.3 million of cash and 1,999,993 shares of common stock valued at $49.9 million. Substantially all of the proved reserves of Cody Company are located in the onshore Gulf Coast region. The acquisition was recorded using the purchase method of accounting. As such, the Company reflected the assets and liabilities acquired at fair value in the Company's balance sheet effective August 1, 2001 and the results of operations of Cody Company beginning August 1, 2001. In 2001, these acquired properties contributed 6.2 Bcfe of production, $17.0 million of operating revenue and $19.2 million of operating expenses including $11.6 million of DD&A expense. Additional 2001 costs included $5.3 million of interest expense. These properties contributed $10.3 million in operating cash flow to 2001. The purchase price totaling approximately $315.6 million was allocated to specific assets and liabilities based on certain estimates of fair values, resulting in approximately $302.4 million allocated to property and $13.2 million allocated to working capital items. This $315.6 million was comprised of non-cash common stock consideration of $49.9 million and a non-cash deferred tax gross-up of $78.0 million and acquisition related fees and costs of $6.4 million. The deferred tax gross-up pertains to the deferred income taxes attributable to the differences between the tax basis and the estimated fair value of the acquired oil and gas properties.

     We drilled 208 gross wells with a success rate of 87% in 2001 compared to 129 gross wells and an 86% success rate in 2000. Total capital expenditures were $453.4 million for 2001, including $181.3 million in cash and $49.9 million in common stock paid for Cody Company, compared to $122.6 million in 2000. Capital spent in drilling activity increased $39.5 million, with the largest activity increase coming in the Gulf Coast region, where we continued to develop the Etouffee, Augen and Lake Pelto prospects in south Louisiana and initiated new exploration in south Texas. We increased our spending for seismic data, both 2-D and 3-D, and lease acquisition costs both in the Gulf Coast and Rocky Mountains in order to evaluate and expand our drilling opportunities for 2001 and beyond. The largest portion of this spending occurred in December 2001.

     Total equivalent production for 2001 was 81.1 Bcfe, an increase of 21% over 2000. Of this increase, 12% resulted from drilling activity and the remaining 9% was a result of the production from the acquired Cody Company properties.

     At the end of 2001, our debt-to-total capitalization ratio was 53.1%, up slightly from the end of 2000. This result was achieved despite expending $181.3 million as cash consideration in the Cody acquisition which was sourced primarily by the issuance of $170 million in private placement Notes. During 2000, we improved our debt-to-total capitalization ratio from 61.1% at the end of 1999 to 52.6% at the close of 2000. This improvement was a result of several significant accomplishments. We sold 3.4 million shares of common stock in May 2000 for net proceeds of $71.5 million, of which $51.6 million was used to repurchase all of our preferred stock. The remaining proceeds, along with another $14.8 million from employee stock option exercises, were used to reduce debt and pay dividends. From year end 1999 to year end 2000, we reduced debt by $24 million.

     We remain focused on our strategies to grow through the drill bit, concentrating on the highest expected_return opportunities, and from synergistic acquisitions. We believe these strategies are appropriate in the current industry environment, enabling us to add shareholder value over the long term.

     The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. Please read Forward-Looking Information on page 32.

FINANCIAL CONDITION

Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowing supported by oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of natural gas and oil, our ability to find and produce hydrocarbons and our ability to control and reduce costs. Demand for natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, in the summer of 2000, our realized gas prices began to climb to unseasonably high levels and by January 2001, we realized the highest prices in the Company's history. Then in 2001, our realized natural gas price declined throughout the year to a low of $2.32 per Mcf in December. A mild winter and the economic recession may be contributing factors in the 2001 pricing volatility.

     The primary sources of cash during 2001 were funds generated from operations, proceeds from the issuance of Notes (see Note 5 of the Notes to the Consolidated Financial Statements) and, to a lesser extent, proceeds from the sale of stock. Funds were used primarily for exploration and development expenditures, including the acquisition of Cody Company in August 2001, and dividend payments.

     We had a net cash outflow of $1.9 million during 2001. The net cash inflow from operating activities of $250.4 million combined with the increase in debt of $124.0 million to substantially fund the $386.1 million of cash used for capital and exploration expenditures. Cash proceeds from the sales of non-strategic assets and the sale of stock combined to provide an additional $14.6 million of cash flow.

     (In millions)                                   2001      2000     1999
     ------------------------------------------------------------------------
     Cash Flows Provided by Operating Activities    $250.4    $119.0    $92.5
                                                    -------------------------

     Cash flows provided by operating activities in 2001 were $131.4 million higher than in 2000 and cash flows provided by operating activities in 2000 were $26.5 million higher than in 1999. These improvements were primarily a result of increased revenues from higher realized commodity prices and to a lesser extent to increased natural gas and oil production.


     (In millions)                                   2001      2000     1999
     ------------------------------------------------------------------------
     Cash Flows Used by Investing Activities       $(379.2)  $(116.1)  $(37.4)
                                                   --------------------------

     Cash flows used by investing activities in 2001 included the $181.3 million cash portion of the Cody Company acquisition. Additionally, capital spending for drilling and facilities increased $39.5 million, or 49%, from last year to $119.5 million. We drilled 208 gross wells, which represents a 61% increase over 2000.

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

     (In millions)                                        2001   2000   1999
     ------------------------------------------------------------------------
     Cash Flows Provided (Used) by Financing Activities  $126.9  $3.0  $(55.6)
                                                         --------------------

     Cash flows provided by financing activities in 2001 included the impact of issuing $170 million in a private placement of Notes in July 2001 used to partially fund the Cody Company acquisition. Partially offsetting this debt increase was the reduction to the balance outstanding on the revolving credit facility and the May 2001 prepayment of $16 million in debt that was due in May 2002.

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

     We have a revolving credit facility with a group of banks, the revolving term of which runs to December 2003. The available credit line under this facility, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks' petroleum engineer) and other assets. Accordingly, oil and gas prices are an important part of this computation. Since the current price environment remains volatile, management can not predict how future price levels may change the banks' long-term price outlook. To reduce the impact of any redetermination, we strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. At year end, this excess capacity totaled $127 million, or 51% of the total available credit line. Management believes it has the ability to finance, if necessary, our capital requirements, including acquisitions. Oil and gas prices also affect the calculation of the financial ratios for debt covenant compliance. Please read Note 5 of the Notes to the Consolidated Financial Statements for a more detailed discussion of our revolving credit facility.

     In the event that the available credit line is adjusted below the outstanding level of borrowings, we have a period of 180 days to reduce our outstanding debt to the adjusted credit line. The revolving credit agreement also includes a requirement to pay down half of the debt in excess of the adjusted credit line within the first 90 days of any adjustment.

     Our 2002 interest expense is expected to be approximately $29.2 million, including interest on the $170 million 7.33% weighted average fixed rate notes used to partially fund the acquisition of Cody Company. In May 2001, a $16 million principal payment was made on the 10.18% Notes. This amount had been reflected as "Current Portion of Long-Term Debt" on the balance sheet. Additionally, the final $16 million payment on these notes that was due in May 2002 was paid in May 2001 using existing capacity on the revolving credit agreement.

Capitalization

     Our capitalization information is as follows:
                                                        As of December 31,
     (In millions)                                     2001    2000    1999
----------------------------------------------------------------------------
     Long-Term Debt                                   $393.0  $253.0  $277.0
     Current Portion of Long-Term Debt                    --    16.0    16.0
                                                      ----------------------
         Total Debt                                   $393.0  $269.0  $293.0
                                                      ======================

     Stockholders' Equity
       Common Stock (net of Treasury Stock)           $346.6  $242.5  $129.8
       Preferred Stock                                    --      --    56.7
                                                      ----------------------
         Total Equity                                  346.6   242.5   186.5
                                                      ----------------------
     Total Capitalization                             $739.6  $511.5  $479.5
                                                      ======================

     Debt to Capitalization                             53.1%   52.6%   61.1%
                                                      ----------------------

     During 2001, dividends were paid on our common stock totaling $4.8 million. We have paid quarterly common stock dividends of $0.04 per share since becoming publicly traded in 1990. The amount of future dividends is determined by our Board of Directors and is dependent upon a number of factors, including future earnings, financial condition and capital requirements.

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

     The following table presents major components of our capital and exploration expenditures for the three years ended December 31, 2001.



          (In millions)                            2001        2000        1999
          ----------------------------------------------------------------------
          Capital Expenditures
                Drilling and Facilities          $119.5      $ 80.0        $43.9
                Leasehold Acquisitions             12.9        10.9          7.2
                Pipeline and Gathering              3.8         3.2          3.8
                Other                               1.9         2.6          3.3
                                                 -------------------------------
                                                  138.1        96.7         58.2
                                                 -------------------------------
          Proved Property Acquisitions            244.1/(1)/    6.0         18.4
          Exploration Expenses                     71.2        19.9         11.5
                                                 -------------------------------
                Total                            $453.4      $122.6        $88.1
                                                 ===============================

          ----------------------------------------------------------------------
         /(1)/ The 2001 amount includes the $49.9 million common stock component of the Cody acquisition and excludes the $78.0 million deferred tax gross-up. See Note 14, Cody Acquisition.

     Total capital and exploration expenditures for 2001 increased $330.8 million compared to 2000, primarily as a result of the $231.2 million Cody acquisition. The remaining increase of $99.6 million was due primarily to increased drilling activity as well as increases in leasehold acquisitions costs consistent with our future drilling plans. The 2001 drilling program included an over 68% increase in net wells drilled and a $15.3 million increase in geological and geophysical expenses, including costs of obtaining seismic data that supports future drilling programs.

     We plan to drill 121 gross wells in 2002 compared with 208 gross wells drilled in 2001. This 2002 drilling program includes $104.6 million in total capital and exploration expenditures, down from $453.4 million in 2001, which was our largest capital program to date. Expected spending in 2002 includes $62.6 million for drilling and dry hole exposure, $7.8 million for lease acquisition and $9.9 million in geological and geophysical expenses. In addition to the drilling and exploration program, other 2002 capital expenditures are planned primarily for production equipment and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

Contractual Obligations

     We are committed to making cash payments in the future on two types on contracts: Note agreements and leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we were obligated to make based on agreements in place as of December 31, 2001.

                                                                           Payments Due by Year
                                                                                  2003        2005        2007 &
    (in thousands)                                        Total      2002       to 2004      to 2006      Beyond
    --------------------------------------------------------------------------------------------------------------
    Long-Term Debt /(1)/                                $393,000     $   --     $123,000     $40,000      $230,000
    Operating Leases /(2)/                                29,843      5,194        8,555       7,474         8,620
                                                        --------     ------     --------     -------      --------
      Total Contractual Cash Obligations                $422,843     $5,194     $131,555     $47,474      $238,620

    --------------------------------------------------------------------------------------------------------------

    /(1)/ The $123 million shown as scheduled for payment in 2003 represents the December 31, 2001 balance outstanding on the revolving credit facility. Typically, we are able to replace this credit agreement with a new one as this comes due. See discussion in Note 5 of the Notes to the Consolidated Financial Statements.

    /(2)/ A discussion of operating leases can be found in Note 8 of the Notes to the Consolidated Financial Statements. We have no capital leases.

Potential Impact of Our Critical Accounting Policies

     Readers of this document and users of the information contained in it should be aware of how certain events may impact our financial results based on the accounting policies in place. The three most significant policies are discussed below.

Commodity Pricing and Risk Management Activities

     Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially impact the outcome of our annual impairment test under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" when adopted. Because our reserves are predominantly natural gas, changes in natural gas prices may have a particularly large impact on our financial results.

     The majority of production is sold at market responsive prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. However, management may mitigate this price risk in a number of ways. Most recently, we have used financial instruments such as natural gas price collar arrangements to reduce the impact of declining pricing on our revenue. Under a price collar arrangement, there is also risk that the index prices will rise above the ceiling price and the Company will not be able to realize the full benefit of the market improvement.

     We covered 16% of our production in 2000 with natural gas price collar arrangements and prices rose above the ceiling during some months. If we had not had these collars in place in 2000, our realized natural gas price would have been $0.17 per Mcf higher. In 2001, we covered 35% of our natural gas production with price collar arrangements and prices were below the floor for several months. The gains from the 2001 price collars improved our annual realized natural gas price by $0.50 per Mcf.

Successful Efforts Method of Accounting

     We use the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including seismic purchases and processing, exploratory dry hole drilling costs and costs of carrying and retaining unproved properties are expensed as incurred. During 2001, we drilled 30 exploratory wells and 18 of them were unsuccessful, adding $37.9 million to exploration expense. This 40% success rate for exploratory wells is not unusual, and as we focus more on our exploration program, we are exposed to the risk of dry hole expense. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

     We are also exposed to potential impairments if the book value of our assets exceeds their future expected cash flows. This may occur if a field discovers lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field. We determine if an impairment has occurred through either adverse changes or as a result of the annual review of all fields. The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value.

Oil and Gas Reserves

     The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process relies on interpretations of available geologic, geophysic, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

          .    the quality and quantity of available data;

          .    the interpretation of that data;

          .    the accuracy of various mandated economic assumptions; and

          .    the judgment of the persons preparing the estimate.

     Our proved reserve information included in this document is based on estimates we prepared. Estimates prepared by others may be higher or lower than our estimates.

      Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of natural gas and crude oil that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

      You should not assume that the present value of future net cash flows is the current market value of our estimated proved natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     Our rate of recording depreciation, depletion and amortization expense (DD&A) is dependent upon our estimate of proved reserves. If the estimates of proved reserves declines, the rate at which we record DD&A expense increases, reducing net income. Such a decline may result from lower market prices, which may make it non-economic to drill for and produce higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of our annual impairment test under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" when adopted.

Operating Risks and Insurance Coverage

     Our business involves a variety of operating risks, including:

  .  blowouts, cratering and explosions;

  .  mechanical problems;

  .  uncontrolled flows of oil, natural gas or well fluids;

  .  fires;

  .  formations with abnormal pressures;

  .  pollution and other environmental risks; and

  .  natural disasters.

     The operation of our natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. The costs of these insurance policies are somewhat dependent on our historical claims experience and also the areas in which we choose to operate. During the past few years, we have drilled a higher percentage of our wells in the Gulf Coast, where insurance rates are significantly higher than in other regions such as Appalachia.


OTHER ISSUES AND CONTINGENCIES

     Corporate Income Tax. We generate tax credits for the production of certain qualified fuels, including natural gas produced from tight sands formations and Devonian Shale. The credit for natural gas from a tight sand formation (tight gas sands) amounts to $0.52 per Mmbtu for natural gas sold prior to 2003 from qualified wells drilled in 1991 and 1992. A number of wells drilled in the Appalachian region and Rocky Mountains during 1991 and 1992 qualified for the tight gas sands tax credit. The credit for natural gas produced from Devonian Shale is estimated to be $1.08 per Mmbtu in 2001. In 1995 and 1996, we completed three transactions to monetize the value of these tax credits, resulting in revenues of $2.0 million in 2001 and an estimated $2.1 million in 2002. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

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

     Restrictive Covenants. Our ability to incur debt and to make certain types of investments is subject to certain restrictive covenants in the Company's various debt instruments. Among other requirements, our Revolving Credit Agreement and the Notes (see Note 5 of the Notes to the Consolidated Financial Statements) specify a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0. At December 31, 2001, the calculated ratio for 2001 was 10.0 to 1.0. In the unforeseen event that we fail to comply with these covenants, the Company may apply for a temporary waiver with the bank, which, if granted, would allow us a period of time to remedy the situation. See further discussion in Capital Resources and Liquidity and Note 5 of the Notes to the Consolidated Financial Statements for further discussion.

CONCLUSION

     Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received by us has changed from year-to-year as follows:

     2001: increased 37% over 2000 to $4.36 per Mcf
     2000: increased 44% over 1999 to $3.19 per Mcf
     1999: increased 3% over 1998 to $2.22 per Mcf
     1998: decreased 15% from 1997 to $2.16 per Mcf
     1997: increased 8% over 1996 to $2.53 per Mcf

The volatility of natural gas prices in recent years remains prevalent in 2002 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we can not predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, there is no assurance that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     While our 2002 plan now includes $104.6 million in capital and exploration spending, we will periodically assess industry conditions and adjust our 2002 spending plan to ensure the adequate funding of our capital requirements, including, if necessary, reductions in capital and exploration expenditures or common stock dividends. We believe our capital resources, supplemented with external financing if necessary, are adequate to meet our capital requirements.

     The preceding paragraphs contain forward-looking information. See Forward-Looking Information on page 32.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires unallocated negative goodwill (in a case where the purchase price is less than fair market value of the acquired assets) to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-

Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.


                                 *     *     *

Forward-Looking Information

     The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS OF OPERATIONS

     For the purpose of reviewing our results of operations, "Net Income" is defined as net income available to common stockholders.

Selected Financial and Operating Data

     (In millions except where specified)         2001    2000    1999
     ------------------------------------------------------------------
     Operating Revenues                          $447.0  $368.7  $294.0
     Operating Expenses                           351.7   303.8   258.5
     Operating Income                              95.4    64.8    39.5
     Interest Expense                              20.8    22.9    25.8
     Net Income                                    47.1    29.2     5.1
     Earnings Per Share - Basic                  $ 1.56  $ 1.07  $ 0.21
     Earnings Per Share - Diluted                $ 1.53  $ 1.06  $ 0.21

     Natural Gas Production (Bcf)
       Gulf Coast                                  25.6    14.1    15.5
       West                                        26.2    29.0    29.3
       Appalachia                                  17.4    17.8    20.7
                                                 ----------------------
       Total Company                               69.2    60.9    65.5

     Produced Natural Gas Sales Price ($/Mcf)
       Gulf Coast                                $ 4.44  $ 3.79  $ 2.29
       West                                        3.88    2.86    1.96
       Appalachia                                  4.96    3.24    2.53
       Total Company                             $ 4.36  $ 3.19  $ 2.22

     Crude/Condensate
       Volume (Mbbl)                              1,908     953     929
       Price ($/Bbl)                             $24.91  $26.81  $17.22

     The table below presents the after-tax effects of certain selected items on our results of operations for the three years ended December 31, 2001.

       (In millions)                              2001    2000    1999
       ----------------------------------------------------------------
       Net Income Before Selected Items          $ 51.9  $ 30.2  $  0.4
          Change in Derivative Fair Value           0.1
          Severance Tax Refund                      0.7
          Buyout of Gas Sales Contract                              7.3
          Impairment of Long-Lived Assets          (4.2)   (5.6)   (4.3)
          Gain on Sale of Assets                                    2.4
          Section 29 Tax Credit Provision                          (0.7)
          Negative Preferred Stock Dividend                 5.1
          Contract Settlements                              1.4
          Bad Debt Expense                         (1.4)   (1.3)
          Severance Costs                                  (0.6)
                                                 ----------------------
          Net Income                             $ 47.1  $ 29.2  $  5.1
                                                 ======================

     These selected items impacted our financial results. Because they are not a part of our normal business, we have isolated their effects in the table above. These selected items for 2001 were as follows:

  . The change in derivative fair value 2001 related to the adoption of SFAS 133 on January 1, 2001. See Note 11 of the Notes to the Consolidated Financial Statements for further discussion.

  . A severance tax refund of $0.7 million ($1.1 million pre-tax) was received in the third quarter for taxes previously paid in Louisiana that recently qualified for the Severance Tax Relief Program as deep wells.

     . A total impairment of $4.2 million ($6.9 million pre-tax) recorded in 2001. Two fields in the Gulf Coast region were impaired in the third quarter since the cost capitalized exceeded the future undiscounted cash flows. Also, one natural gas processing plant in the Rocky Mountains area was written down to fair market value. In the fourth quarter, the Starpath prospect in the Gulf Coast region was impaired.

     . As a result of the Enron bankruptcy, we recorded $1.4 million ($2.3 million pre-tax) of bad debt expense primarily related to physical natural gas sales made to Enron in November 2001.

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

These selected items for 1999 were as follows:

     . We had a 15-year cogeneration contract under which we sold approximately 20% of our Western region natural gas per year. The contract was due to expire in 2008, but during 1999 we reached an agreement with the counterparty under which the counterparty bought out the remainder of the contract for $12 million. This transaction, completed in December 1999, accelerated the realization of any future price premium that may have been associated with the contract and added $12 million of pre-tax other revenue ($7.3 million after tax). We simultaneously sold forward a similar quantity of Western region gas production through April 2001 at similar prices to those in the old contract. The natural gas sales price stated in this new contract was significantly below year-end 2000 market prices in the region. See
          Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

     . In the fourth quarter of 1999, we recorded impairments totaling $7 million on two of our producing fields in the Gulf Coast region ($4.3 million after tax). The Chimney Bayou field was impaired by $6.6 million due to a significant reserve revision on the Broussard-Middleton #1R well in connection with a decline in its natural gas production accompanied by a marked increase in water production. The Broussard-Middleton #1R was the only producing well in this field. The Lawson field was impaired by $0.4 million due to an unsuccessful workover on one of its wells.

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

2001 and 2000 Compared

          The following discussion is based on our results before taking into account the selected items discussed above.

          Net Income and Revenues. We reported net income in 2001 of $51.9 million, or $1.71 per share. During 2000, we reported net income of $30.2 million, or $1.10 per share. Operating income increased $28.5 million, or 38%, and operating revenues increased $80.6 million, or 22%, in 2001. The improvement in operating revenues was mainly a result of the $107.3 million rise in natural gas sales due to the increases in both natural gas prices and production, and the $22.0 million increase in crude oil sales revenue. Natural gas revenue and our realized price were bolstered by a $34.6 million gain on natural gas price collar arrangements used during 2001. See further discussion in Item 7A. These improvements were partially offset by a decline in brokered natural gas volume that reduced operating revenues by $50.4 million. Operating income was similarly impacted by these revenue changes.

          The average Gulf Coast natural gas production sales price rose $0.65 per Mcf, or 17%, to $4.44, increasing operating revenues by approximately $16.6 million. In the Western region, the average natural gas production sales price increased $1.02 per Mcf, or 36%, to $3.88, increasing operating revenues by approximately $26.7 million. The average Appalachian natural gas production sales price increased $1.72 per Mcf, or 53%, to $4.96, increasing operating revenues by approximately $29.9 million. The overall weighted average natural gas production sales price increased $1.17 per Mcf, or 37%, to $4.36 per Mcf in 2001.

          Natural gas production volume in the Gulf Coast region was up 11.5 Bcf, or 82%, to 25.6 Bcf primarily due to production from our discoveries in south Louisiana and production from the Cody Company properties acquired in August 2001. Natural gas production volume in the Western region was down 2.8 Bcf, or 10%, to 26.2 Bcf due primarily to lower levels of drilling activity in the Mid-Continent area during the past three years. Natural gas production volume in the Appalachian region was down 0.4 Bcf, or 2%, to 17.4 Bcf, as a result of lower than anticipated success of the Oriskany drilling program in the region in late 2000 and into 2001. Total natural gas production was up 8.3 Bcf, or 14%, in 2001.

          Crude oil prices fell $1.90 per Bbl, or 7%, to $24.91, resulting in a decrease to operating revenues of approximately $3.6 million. The volume of crude oil sold in the year doubled to 1,908 Mbbls, increasing operating revenues by $25.6 million. This production increase was a result of our 2000 drilling success in south Louisiana (80% increase) and the acquisition of Cody Company (20% increase).

          Brokered natural gas revenue decreased $50.4 million, or 36%, from the prior year. The sales price of brokered natural gas rose 37%, resulting in an increase in revenue of $24.5 million. The volume of natural gas brokered this year declined by 53%, reducing revenues by $74.9 million. After including the related brokered natural gas costs, we realized a net margin of $2.9 million in 2001 compared to a net margin of $5.4 million in 2000.

          Excluding the selected items regarding the contract settlements in 2000, other operating revenues increased $1.6 million to $7.1 million. This increase in 2001 is primarily the result of a settlement received as a result of a lawsuit and increased revenue from the sale of natural gas liquids.

          Costs and Expenses. Total costs and expenses from operations, excluding the selected items related to the impairment of long-lived assets and bad debt in each year and the costs associated with closing the regional office in Pittsburgh during 2000, increased $52.1 million, or 18%, from 2000 due primarily to the following:

     . Brokered natural gas cost decreased $47.9 million, or 35%, primarily due to the $73.0 million impact of the lower volume of brokered sales in 2001. This was partially offset by a $25.1 million increase due to higher natural gas costs compared to the prior year.

     . Production and pipeline expense increased $6.0 million, or 17%, primarily as a result of costs associated with operating the Cody Company properties acquired in August 2001. Additionally, increased staffing and insurance costs were incurred to support the expanded 2001 drilling program. On a units-of-production basis, our company-wide production and pipeline expense was $0.51 per Mcfe in 2001 versus $0.53 per Mcfe in 2000 as a result of the increased production discussed above.

     . Exploration expense increased $51.4 million, or 261%, primarily as a result of the following:

          . A $15.3 million increase in geological and geophysical expenses over last year due to the acquisition of seismic data for future evaluation and increased drilling activity in all regions.

          . A $34.9 million increase in dry hole costs. Although the drilling success rate improved from 86% in 2000 to 87% in 2001, we drilled a total of 208 gross wells in 2001, a 61% increase over 2000. We recorded seven exploratory dry holes in the higher cost Gulf Coast region versus only two in 2000. We also recorded four exploratory dry holes in the Rocky Mountains area and seven in the Appalachian region for a total of 18, up from a Company total of seven in 2000.

          . A $0.8 million increase for salaries, wages and incentive compensation largely attributable to increased staffing in the Gulf Coast region to support the expanded drilling program.

     . Depreciation, depletion, amortization and impairment expense, excluding the selected item related to the SFAS 121 impairment in each year, increased $30.6 million, or 53%, over 2000. Natural gas equivalent production increased 21%, increasing DD&A expense by $12.3 million. The 27% increase in the per unit expense from $0.86 per Mcfe to $1.09 per Mcfe was a result of increased production in the higher cost Gulf Coast region (including the newly acquired Cody properties) and resulted in an $18.3 million increase to DD&A expense for 2001.

     . General and administrative expenses increased $5.5 million, primarily as a result of increased staffing during the transition period following the Cody Company acquisition and other staffing increases that support our larger operations. Additional cost increases were realized in incentive compensation programs as well as technology updates and related software maintenance.

     . Taxes other than income increased $6.4 million as a result of higher natural gas and oil revenues.

          Interest expense decreased $2.1 million due to a lower weighted average interest rate realized in 2001. This was despite the new Notes issued to partially fund the acquisition of Cody Company in August 2001.

          Income tax expense was up $10.2 million due to the comparable increase in earnings before income tax. Our effective tax rate decreased in 2001 reflecting a shift of activity between states.

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

          Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Oil and gas prices declined substantially in 1998 and early 1999, moved higher through 2000 and into 2001 before declining back to year-end 1998 levels in October 2001. Because our reserves are predominantly natural gas, changes in natural gas prices may have a particularly significant impact on our financial results.

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

          Our hedging policy is designed to reduce the risk of price volatility for our production in the natural gas, natural gas liquids and crude oil markets. Currently we are focusing on protection from natural gas price declines, particularly in light of our capital spending plans. A hedging committee that consists of members of senior management overseas our hedging activity. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and gas prices. These hedging arrangements may expose us to risk of financial loss and limit the benefit to us of increases in prices. Please read the discussion below related to commodity price swaps and Note 11 of the Notes to the Consolidated Financial Statements for a more detailed discussion of our hedging arrangements.

Commodity Price Swaps and Options

Hedges on Production - Swaps

          From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. During 2001, we fixed the price at an average of $3.75 per Mcf on quantities totaling 918 Mmcf, representing 1% of the Company's 2001 natural gas production. We did not have crude oil swap arrangements covering our production in 2001. During 2000, we fixed the price at an average of $4.54 per Mcf on quantities totaling 315 Mmcf, representing less than 1% of the Company's 2000 natural gas production. The notional volume of the crude oil swap transactions was 364 Mbbls at a price of $22.67 per Bbl, which represented approximately 38% of our total oil production for 2000. During 1999, we fixed the price at an average of $2.88 per Mcf on quantities totaling 3,237 Mmcf, representing 5% of the Company's 1999 natural gas production. The notional volume of the crude oil swap transactions was 306 Mbbls at a price of $20.65 per Bbl, which represented approximately one-third of our total oil production for 1999.

          The natural gas price swap arrangement that we entered into during the third quarter of 2000 covered a portion of production over the period of October 2000 through September 2003. However, the counterparty declared bankruptcy in December 2001. Based on the terms of the natural gas swap contract, this action resulted in the cancellation of the contract. At the time of cancellation, the contract's value was less than $0.2 million. As of the years ending December 31, 2001, and 2000, we had open natural gas price swap contracts on our production as follows:

                                                                     Natural Gas Price Swaps
                                                           ------------------------------------------
                                                           Volume      Weighted         Unrealized
                                                             in        Average          Gain/(Loss)
            Contract Period                                 Mmcf    Contract Price    (in $ millions)
            -----------------------------------------------------------------------------------------
            As of December 31, 2001
            -----------------------
               None
            As of December 31, 2000
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

          Financial derivatives related to natural gas production reduced revenues by $0.8 million in 2001 and $0.3 million in 2000.

          We had no open oil price swap contracts outstanding on our production at December 31/st/ of 2001 or 2000. Financial derivatives related to crude oil reduced revenue by $2.2 million during 2000, but had no impact on 2001 results.

Hedges on Production - Options

          In December 2000, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of costless collars. Under the costless collar arrangements, if the index rises above the ceiling price, we pay the counterparty. If the applicable index falls below the floor, the counterparty pays us. The 2001 natural gas price hedges include several costless collar arrangements based on eight price indexes at which we sell a portion of our production. These hedges were in place for the months of February through October 2001 and covered 24,404 Mmcf, or 35%, of our natural gas production for the year. All indexes were within the collars during February and April, some fell below the floor during the period of March, and all indexes were below the floor from June through October, resulting in a $34.6 million cash revenue for the year. These gains contributed $0.50 per Mcf to our average realized natural gas price for 2001.

          During 2000, we used several costless collar arrangements to hedge a portion of our natural gas production. There were seven collar arrangements based on separate regional price indexes with a weighted average price floor of $2.74 per Mcf and a weighted average price ceiling of $3.38 per Mcf. These collars were in place during the months of April through October 2000. During this period, if the index rose above the ceiling price, we paid the counterparty. If the applicable index fell below the floor price, the counterparty paid us. These collars covered a total quantity of 9,909 Mmcf, or 16% of our annual production. In April and May 2000, the index prices all fell within the price collar and no settlements were made. In June 2000, all of the indexes rose above the ceiling prices and remained above the ceiling for the duration of the transaction resulting in a $10 million reduction to our realized revenue for the year. If these hedges had not been in place, our average realized natural gas price for 2000 would have been $0.17 per Mcf higher.

          Again in December of 2001, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our future production through the use of natural gas price collar arrangements. As of December 31, 2001, we had open natural gas price collar arrangements to hedge our production as follows:

                                                                            Natural Gas Price Collars
                                                                  ---------------------------------------------
                                                                  Volume      Weighted           Unrealized
                                                                    in         Average           Gain/(Loss)
            Contract Period                                        Mmcf    Ceiling / Floor     (in $ millions)
            ---------------------------------------------------------------------------------------------------
            As of December 31, 2001
            -----------------------
               Natural Gas Collars on Production in:
               ------------------------------------
               First Quarter of 2002                              12,082      $3.54/$2.68              --
               Second Quarter of 2002                              4,027      $3.54/$2.68              --

            As of December 31, 2000
            -----------------------
               Natural Gas Costless Collars on Production in:
               ---------------------------------------------
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

          The natural gas price hedges open at December 31, 2001, noted above, included several collar arrangements based on nine price indexes at which we sell a portion of our production. These hedges are in place for the months of January through April 2002 and cover approximately 60% of our anticipated natural gas production during this period. A premium totaling $0.9 million was paid to purchase these collar arrangements.

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

          We entered into price swaps with total notional quantities of 1,295 Mmcf in 2000 and 3,572 Mmcf in 1999 related to our brokered activities, representing 3% and 7% respectively, of our total volume of brokered natural gas sold. We did not use price swaps on brokered transactions in 2001.

          As of the years ending December 31, 2000 and 2001, we had no open natural gas price swap contracts on brokered transactions. Financial derivatives related to natural gas reduced revenues by less than $0.1 million in 2000 and had no impact on revenue in 2001.

          We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

Adoption of SFAS 133

          We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001. Under SFAS 133, the fair value of each derivative instrument is recorded as either an asset or liability on the balance sheet. At the end of each period, these instruments are marked-to-market. The gain or loss on the change in fair value is recorded as Other Comprehensive Income, a component of equity, to the extent that the derivative instrument is an effective hedge. Under SFAS 133, effectiveness is a measurement of how closely correlated the hedge instrument is with the underlying physical sale. For example, a natural gas price swap that converts Henry Hub index to a fixed price would be perfectly correlated, and 100% effective, if the underlying gas was sold at the Henry Hub index. Any portion of the gains or losses that are considered ineffective under the SFAS 133 test are recorded immediately as a component of operating revenue on the statement of operations.

          When we adopted SFAS 133, we had two types of hedges in place. The first type was a cash flow hedge that set the price of a certain monthly quantity of natural gas sold in the Gulf Coast region through September 2003. Based on the index price strip, the impact of this hedge on January 1, 2001 was to record a Hedge Loss of $0.1 million and a charge to Other Comprehensive Income of $4.2 million. Correspondingly, a Hedge Liability for $4.3 million was established. This instrument was cancelled in December 2001 with the bankruptcy of the counterparty. No balance related to this hedge remains in Other Comprehensive Income.

          The second type of hedge outstanding at January 1, 2001 was a natural gas price costless collar agreement. We had entered into eight of these collars for a portion of our production at regional indexes for the months of February through October 2001. The collars had two components of value: intrinsic value and time value. Under SFAS 133, both components were valued at the end of each reporting period. Intrinsic value arises when the index price is either above the ceiling or below the floor for any period covered by the collar. If the index is above the ceiling for any month covered by the collar, the intrinsic value would be the difference between the index and the ceiling prices multiplied by the notional volume. In accordance with the initial SFAS 133 guidance, intrinsic value related to the current month would be recorded as a hedge loss (if the index is above the ceiling) or gain (if the index is below the floor). Starting in 2001 under amended guidance on SFAS 133, any changes in the intrinsic value component related to future months were recorded in Other Comprehensive Income, a component of stockholders' equity on the balance sheet, rather than to the income statement to the extent that the hedge was proven to be effective. These natural gas price collars were considered to be highly effective with respect to the intrinsic value calculation, since they were tied to the same indexes at which our natural gas is sold. Also under SFAS 133, the time value component, a market premium/discount, was marked-to-market through the income statement each period. Since these collar arrangements were executed on the last business day of 2000, the net premium value at adoption on January 1, 2001 was zero.

          As of December 31, 2001, we had a series of nine natural gas price collar arrangements in place. In accordance with the latest guidance from the FASB's Derivative Implementation Group, we test the effectiveness of the combined intrinsic and time values and the effective portion of each will be recorded as a component of Other Comprehensive Income. Any ineffective portion will be recorded as a gain or loss in the current period. As of December 31, 2001, we have recorded $1.4 million of Other Comprehensive Income, a $0.1 million Unrealized Hedge Gain and a $1.5 million Hedge Asset.

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

Long-Term Debt
                                     December 31, 2001      December 31, 2000
                                    Carrying   Estimated   Carrying   Estimated
     (In thousands)                  Amount   Fair Value    Amount   Fair Value
     --------------------------------------------------------------------------
     Debt
       10.18% Notes                 $     --    $     --   $ 32,000    $ 33,162
       7.19% Notes                   100,000     104,961    100,000      97,033
       7.26% Notes                    75,000      79,187         --          --
       7.36% Notes                    75,000      79,225         --          --
       7.46% Notes                    20,000      21,097         --          --
       Credit Facility               123,000     123,000    137,000     137,000
                                    -------------------------------------------
                                    $393,000    $407,470   $269,000    $267,195
                                    ===========================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
  -----------------------------------------------------------------------------------------------------------
  Report of Independent Accountants                                                                        44
  Consolidated Statement of Operations for the Years Ended December 31, 2001, 2000 and 1999                45
  Consolidated Balance Sheet at December 31, 2001 and 2000                                                 46
  Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                47
  Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999      48
  Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999      49
  Notes to the Consolidated Financial Statements                                                           50
  Supplemental Oil and Gas Information (Unaudited)                                                         74
  Quarterly Financial Information (Unaudited)                                                              78

REPORT OF MANAGEMENT

     The management of Cabot Oil & Gas Corporation is responsible for the preparation and integrity of all information contained in the annual report.
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include certain informed judgments and estimates of management.

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



Ray Seegmiller
Chairman of the Board and Chief Executive Officer


February 22, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cabot Oil & Gas Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Oil & Gas Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 11 to the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for its derivative instruments and hedging activities in connection with its adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.


PricewaterhouseCoopers LLP

Houston, Texas
February 15, 2002

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Year Ended December 31,
     (In thousands, except per share amounts)           2001      2000       1999
     ----------------------------------------------------------------------------
     OPERATING REVENUES
       Natural Gas Production                       $301,529  $194,185   $145,495
       Brokered Natural Gas                           90,710   141,085    116,554
       Crude Oil and Condensate                       47,544    25,544     15,909
       Change in Derivative Fair Value (Note 11)         142        --         --
       Other  (Note 13)                                7,117     7,837     16,079
                                                    -----------------------------
                                                     447,042   368,651    294,037
     OPERATING EXPENSES
       Brokered Natural Gas Cost                      87,785   135,700    112,164
       Production and Pipeline Operations             41,217    35,727     33,357
       Exploration                                    71,165    19,858     11,490
       Depreciation, Depletion and Amortization       80,619    53,441     53,357
       Impairment of Unproved Properties               7,803     4,368      3,950
       Impairment of Long-Lived Assets                 6,852     9,143      7,047
       General and Administrative                     25,650    20,421     20,136
       Bad Debt Expense (Note 3)                       2,270     2,096         --
       Taxes Other Than Income                        28,341    23,041     16,988
                                                    -----------------------------
                                                     351,702   303,795    258,489
     Gain (Loss) on Sale of Assets                        26       (39)     3,950
                                                    -----------------------------
     INCOME FROM OPERATIONS                           95,366    64,817     39,498
     Interest Expense and Other                       20,817    22,878     25,818
                                                    -----------------------------
     Income Before Income Tax Expense                 74,549    41,939     13,680
     Income Tax Expense                               27,465    16,467      5,161
                                                    -----------------------------
     NET INCOME                                       47,084    25,472      8,519
     Preferred Stock Dividend (Note 10)                   --    (3,749)     3,402
                                                    -----------------------------
     Net Income Available to
       Common Stockholders                          $ 47,084  $ 29,221   $  5,117
                                                    =============================

     Basic Earnings per Share Available
       to Common Stockholders                       $   1.56  $   1.07   $   0.21
     Diluted Earnings per Share Available
       to Common Stockholders                       $   1.53  $   1.06   $   0.21

     Average Common Shares Outstanding                30,276    27,384     24,726

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                          December 31,
     (In thousands, except share amounts)                               2001       2000
     ----------------------------------------------------------------------------------
     ASSETS
     CURRENT ASSETS
      Cash and Cash Equivalents                                   $    5,706   $  7,574
      Accounts Receivable                                             50,711     85,677
      Inventories                                                     17,560     11,037
      Other                                                           11,010      5,981
                                                                  ---------------------
       Total Current Assets                                           84,987    110,269
     PROPERTIES AND EQUIPMENT (Successful Efforts Method)            981,338    623,174
     OTHER ASSETS                                                      2,706      2,191
                                                                  ---------------------
                                                                  $1,069,031   $735,634
                                                                  =====================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Current Portion of Long-Term Debt                           $       --   $ 16,000
      Accounts Payable                                                79,575     81,566
      Accrued Liabilities                                             30,665     20,542
                                                                  ---------------------
       Total Current Liabilities                                     110,240    118,108
     LONG-TERM DEBT                                                  393,000    253,000
     DEFERRED INCOME TAXES                                           200,859    108,174
     OTHER LIABILITIES                                                18,380     13,847
     COMMITMENTS AND CONTINGENCIES (Note 8)
     STOCKHOLDERS' EQUITY
      Preferred Stock
       Authorized - 5,000,000 Shares of $0.10 Par Value
         - 6% Convertible Redeemable Preferred; $50 Stated Value;
         No Shares Outstanding in 2001 and 2000 (Note 10)                 --         --
      Common Stock
       Authorized - 40,000,000 Shares of $0.10 Par Value
       Issued and Outstanding -
         31,905,097 Shares in 2001 and
         29,494,411 Shares in 2000                                     3,191      2,949
      Class B Common Stock
       Authorized - 800,000 Shares of $0.10 Par Value
       No Shares Issued                                                   --         --
      Additional Paid-in Capital                                     346,260    285,572
      Retained Earnings (Accumulated Deficit)                            650    (41,632)
      Other Comprehensive Income                                         835         --
      Less Treasury Stock, at Cost
       302,600 Shares in 2001 and 2000                                (4,384)    (4,384)
                                                                  ---------------------
      Total Stockholders' Equity                                     346,552    242,505
                                                                  ---------------------
                                                                  $1,069,031   $735,634
                                                                  =====================


  The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Year Ended December 31,
     (In thousands)                                     2001        2000        1999
     ---------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                     $  47,084   $  25,472   $   8,519
      Adjustments to Reconcile Net Income
       to Cash Provided by Operations
         Depletion, Depreciation and Amortization       80,619      53,441      53,357
         Impairment of Unproved Properties               7,803       4,368       3,950
         Impairment of Long-Lived Assets                 6,852       9,143       7,047
         Deferred Income Tax Expense                    14,157      13,162       9,060
         (Gain) Loss on Sale of Assets                     (26)         39      (3,950)
         Exploration Expense                            71,165      19,858      11,490
         Change in Derivative Fair Value                  (142)         --          --
         Other                                           2,995       1,141       2,439
       Changes in Assets and Liabilities
         Accounts Receivable                            34,966     (35,286)      5,408
         Inventories                                    (6,523)       (108)     (1,617)
         Other Current Assets                           (3,524)     (2,357)        164
         Other Assets                                     (515)        348         598
         Accounts Payable and Accrued Liabilities       (7,859)     26,976      (5,505)
         Other Liabilities                               3,383       2,813       1,528
                                                     ---------------------------------
      Net Cash Provided by Operations                  250,435     119,010      92,488
                                                     ---------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES
      Capital Expenditures                            (127,129)    (99,359)    (82,191)
      Acquisition of Cody Company /(1)/               (187,785)         --          --
      Proceeds from Sale of Assets                       6,829       3,150      56,328
      Exploration Expense                              (71,165)    (19,858)    (11,490)
                                                     ---------------------------------
      Net Cash Used by Investing                      (379,250)   (116,067)    (37,353)
                                                     ---------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in Debt                                 435,000     135,000     125,000
      Decrease in Debt                                (311,000)   (159,000)   (175,000)
      Sale of Common Stock                               7,749      85,104       1,738
      Common Dividends Paid                             (4,802)     (4,350)     (3,992)
      Preferred Dividends Paid                              --      (2,202)     (3,402)
      Retirement of Preferred Stock                         --     (51,600)         --
                                                     ---------------------------------
      Net Cash Provided (Used) by Financing            126,947       2,952     (55,656)
                                                     ---------------------------------

     Net Increase (Decrease) in Cash and
      Cash Equivalents                                  (1,868)      5,895        (521)
     Cash and Cash Equivalents, Beginning of Year        7,574       1,679       2,200
                                                     ---------------------------------
     Cash and Cash Equivalents, End of Year          $   5,706   $   7,574   $   1,679
                                                     =================================

     /1/ The amount excludes non-cash consideration of $49.9 million in common stock issued in connection with the acquisition of Cody Company in August 2001. This amount also excludes the $78.0 million deferred taxes pertaining to the difference between the fair value of the assets acquired and the related tax basis. The amount includes the $181.3 million in cash consideration plus $6.4 million in capitalized acquisition costs. See Note 14, Acquisition of Cody Company.

  The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                   Accumulated
                                                                                                     Compre-    Retained
                                                  Common    Stock   Preferred   Treasury   Paid-In   hensive    Earnings
(In thousands)                                    Shares     Par      Stock      Stock     Capital    Income    (Deficit)  Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      24,960     $2,496     $ 113   $(4,384)  $252,073             $(67,630)  $182,668
                                                  --------------------------------------------------------------------------------
Net Income                                                                                                        8,519      8,519
Exercise of Stock Options                             72          7                          1,492                           1,499
Preferred Stock Dividends                                                                                        (3,402)    (3,402)
Common Stock Dividends
 at $0.16 per Share                                                                                              (3,992)    (3,992)
Stock Grant Vesting                                   42          4                          1,198                           1,202
Other                                                                                                                 2          2
                                                  --------------------------------------------------------------------------------
Balance at December 31, 1999                      25,074     $2,507     $ 113   $(4,384)  $254,763             $(66,503)  $186,496
                                                  ================================================================================
Net Income                                                                                                       25,472     25,472
Exercise of Stock Options                            766         77                         14,764                          14,841
Preferred Stock Dividends                                                                                         3,749      3,749
Common Stock Dividends
 at $0.16 per Share                                                                                              (4,350)    (4,350)
Stock Grant Vesting                                  254         25                          1,412                           1,437
Issuance of Common Stock                           3,400        340                         71,219                          71,559
Retirement of Preferred Stock                                            (113)             (56,586)                        (56,699)
                                                  --------------------------------------------------------------------------------
Balance at December 31, 2000                      29,494     $2,949     $  --   $(4,384)  $285,572             $(41,632)  $242,505
                                                  ================================================================================
Net Income                                                                                                       47,084     47,084
Exercise of Stock Options                            411         42                          9,339                           9,381
Common Stock Dividends
 at $0.16 per Share                                                                                              (4,802)    (4,802)
Other Comprehensive Income                                                                                835                  835
Stock Grant Vesting                                                                          1,689                           1,689
Issuance of Common Stock                           2,000        200                         49,660                          49,860
                                                  --------------------------------------------------------------------------------
Balance at December 31, 2001                      31,905     $3,191     $  --   $(4,384)  $346,260   $    835  $    650   $346,552
                                                  ================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                 Year Ended December 31,
     (In thousands)                                              2001       2000    1999
     ------------------------------------------------------------------------------------
     Net Income Available to Common Stockholders               $ 47,084   $29,221  $5,117
                                                               --------------------------

     Other Comprehensive Income
     --------------------------
       Cumulative Effect of Change in Accounting Principle
         on January 1, 2001                                      (4,269)       --      --
       Reclassification Adjustments for Settled Contracts        33,762        --      --
       Changes in Fair Value of Outstanding Hedge Positions     (28,131)       --      --
       Deferred Income Tax                                         (527)       --      --
                                                               --------------------------
         Total Other Comprehensive Income                           835        --      --
                                                               --------------------------
     Comprehensive Income                                      $ 47,919   $29,221  $5,117
                                                               ==========================

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

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires unallocated negative goodwill (in a case where the purchase price is less than fair market value of the acquired assets) to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows. The Company did not record goodwill as part of the Cody acquisition.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.


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

     The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2001, the Company recorded a total impairment of $6.9 million primarily related to three Gulf Coast fields for which capitalized cost exceeded the future undiscounted cash flows. Additionally, one natural gas processing plant in the Rocky Mountains was written down to fair market value. During 2000, two wells in the Beaurline field in south Texas experienced casing collapses. This situation resulted in an impairment to this field of $9.1 million, recorded in the second quarter financial results. During the fourth quarter of 1999, the Company experienced a significant production decline from the Chimney Bayou field located in the Texas Gulf Coast. This decline along with an unsuccessful workover in the Lawson field in Louisiana resulted in a $7.0 million impairment of long-lived assets during 1999. These impairments were measured based on discounted cash flows utilizing a discount rate appropriate for risks associated with the related properties.

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

     Future estimated plug and abandonment costs are accrued over the productive life of the oil and gas properties on a units-of-production basis. The accrued liability for plug and abandonment costs is included in accumulated depreciation, depletion and amortization. As a component of accumulated depreciation, depletion and amortization, total future plug and abandonment costs were $14.4 million at December 31, 2001, and $12.4 million at December 31, 2000. The Company believes that this accrual method adequately provides for its estimated future plug and abandonment costs over the reserve life of the oil and gas properties.

     The Company estimated at December 31, 2001 that it would ultimately require approximately $50.8 million to plug and abandon its properties at the end of their economic life occurring over the next 50 years. These costs would include plugging all wells, removing all equipment and returning all sites to the original condition. The Company anticipates these plugging and abandoning operations to occur throughout future years as each well is fully produced. Under SFAS 143, the Company will record the discounted present value of this amount as a component of the capitalized cost of proved oil and gas properties, and increase the future estimated liability monthly by recording implied interest. These costs will be expensed over the life of the reserves.

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

     The Company realizes brokered margin as a result of buying and selling natural gas in back-to-back transactions. The Company realized $2.9 million, $5.4 million, and $4.4 million of brokered natural gas margin in 2001, 2000, and 1999, respectively.

Income Taxes

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to turn around. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the year of the enacted rate change.

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

Accounts Payable

     This account includes credit balances from outstanding checks in zero balance cash accounts. These credit balances included in accounts payable were $9.7 million at December 31, 2001, and $12.7 million at December 31, 2000.

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

     A derivative instrument qualifies as a hedge if all of the following tests are met:

..  The item to be hedged exposes the Company to price risk.
..  The derivative reduces the risk exposure and is designated as a hedge at the time the Company enters into the contract.
.. At the inception of the hedge and throughout the hedge period there is a high correlation between changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

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

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented according to the provisions of SFAS 133. SFAS 138 amended portions of SFAS 133 and was adopted with SFAS 133.

     All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an quarterly basis going forward, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Cash Equivalents

     The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At December 31, 2001, and 2000, the cash and cash equivalents are primarily concentrated in two financial institutions. The Company periodically assesses the financial condition of these institutions and believes that any possible credit risk is minimal.

Environmental Matters

     Environmental expenditures are expensed or capitalized, as appropriate, depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit are expensed. Liabilities related to future costs are recorded on an undiscounted basis when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated. Any insurance recoveries are recorded as assets when received.

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

2. Properties and Equipment

     Properties and equipment are comprised of the following:

                                                       December 31,
     (In thousands)                                    2001         2000
-----------------------------------------------  ----------   ----------
     Proved Oil and Gas Properties               $1,400,341   $  993,397
     Unproved Oil and Gas Properties                 70,709       31,780
     Gathering and Pipeline Systems                 131,768      128,257
     Land, Building and Improvements                  4,674        4,538
     Other                                           27,513       25,601
                                                 ----------   ----------
                                                  1,635,005    1,183,573
     Accumulated Depreciation,
      Depletion, Amortization and Impairments      (653,667)    (560,399)
                                                 ----------   ----------
                                                 $  981,338   $  623,174
                                                 ==========   ==========

     As a component of accumulated depreciation, depletion and amortization, total future plug and abandonment costs were $14.4 million at December 31, 2001, and $12.4 million at December 31, 2000. See further discussion in Note 1.

     On February 14, 2002, the Company determined that two exploratory wells (one in the Gulf Coast and one in Appalachia) were unsuccessful and would be abandoned. As of December 31, 2001, costs of approximately $7.7 million had been incurred on these wells and this amount is included as a component of Exploration Expense in the Statement of Operations. The Company anticipates recording additional pre-tax dry hole expense of $2.5 million in the first quarter of 2002 associated with drilling and abandoning these wells.

3.  Additional Balance Sheet Information

     Certain balance sheet amounts are comprised of the following:

                                                    December 31,
     (In thousands)                                2001      2000
----------------------------------------------  -------   -------
     Accounts Receivable
       Trade Accounts                           $39,570   $79,773
       Joint Interest Accounts                   12,889     4,074
       Current Income Tax Receivable              2,662        37
       Other Accounts                               986     4,347
                                                -------   -------
                                                 56,107    88,231
       Allowance for Doubtful Accounts /(1)/     (5,396)   (2,554)
                                                -------   -------
                                                $50,711   $85,677
                                                =======   =======

     --------------------------------------------------------------------------
     (1) Includes a $2.3 million addition in 2001 in connection with the Enron Corp. bankruptcy. Includes a $2.1 million addition in 2000 in connection with two trade receivable accounts determined not to be collectible due to bankruptcy filings of the customers.

                                                                December 31,
        (In thousands)                                         2001     2000
       -----------------------------------------------------------------------
       Other Current Assets
         Derivative Instrument Asset - SFAS 133               $ 2,387  $    --
         Drilling Advances                                      2,111    2,459
         Prepaid Balances                                       2,114    2,172
         Restricted Cash and Other Accounts /(1)/               4,398    1,350
                                                              -------  -------
                                                              $11,010  $ 5,981
                                                              =======  =======
       Accounts Payable
         Trade Accounts                                       $19,914  $23,757
         Natural Gas Purchases                                  4,559   12,525
         Wellhead Gas Imbalances                                2,353    2,185
         Royalty and Other Owners                              11,041   22,858
         Capital Costs                                         30,923   13,486
         Taxes Other than Income                                2,686    2,654
         Drilling Advances                                      2,627      456
         Other Accounts                                         5,472    3,645
                                                              -------  -------
                                                              $79,575  $81,566
                                                              =======  =======
       Accrued Liabilities
         Employee Benefits                                    $ 7,151  $ 5,441
         Taxes Other than Income                               13,623   11,363
         Interest Payable                                       6,996    2,478
         Other Accrued                                          2,895    1,260
                                                              -------  -------
                                                              $30,665  $20,542
                                                              =======  =======
       Other Liabilities
         Postretirement Benefits Other than Pension           $ 1,689  $ 1,497
         Accrued Pension Cost                                   7,280    6,743
         Taxes Other than Income and Other                      9,411    5,607
                                                              -------  -------
                                                              $18,380  $13,847
                                                              =======  =======

       -----------------------------------------------------------------------
       /(1)/ In 2001, primarily represents cash in escrow for assumed Cody
            Company liabilities.

4.  Inventories

       Inventories are comprised of the following:

                                                                 December 31,
       (In thousands)                                           2001     2000
       -----------------------------------------------------------------------
       Natural Gas and Oil in Storage                        $12,622   $10,277
       Tubular Goods and Well Equipment                        4,059     2,122
       Pipeline Exchange Balances                                879    (1,362)
                                                             -------   -------
                                                             $17,560   $11,037
                                                             =======   =======

5.  Debt and Credit Agreements

10.18% Notes

       In May 1990, the Company issued an aggregate principal amount of $80 million of its 12-year 10.18% Notes (10.18% Notes) to a group of nine institutional investors in a private placement offering. The 10.18% Notes require five annual $16 million principal payments each May starting in 1998. The fourth payment due in May 2001, classified as Current Portion of Long-Term Debt, was a current liability on the Company's Consolidated Balance Sheet at December 31, 2000. However, the Company prepaid the remaining $32 million in May 2001 along with a $0.9 million prepayment penalty, which was recorded as a component of interest expense.

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

7.33% Weighted Average Fixed Rate Notes

     To partially fund the cash portion of the acquisition of Cody Company in August 2001, the Company issued $170 million of Notes to a group of seven institutional investors in a private placement transaction in July 2001. Prior to the determination of the Note's interest rates, the Company entered into a treasury lock in order to reduce the risk of rising interest rates. Interest rates rose during the pricing period, resulting in a $0.7 million gain that will be amortized over the life of the Notes, and thereby reducing the effective interest rate by 5.5 basis points. All of the Notes have bullet maturities and were issued in three separate tranches as follows:

                          Principal    Term    Coupon
            ------------------------------------------
            Tranche 1    $75,000,000  10-year    7.26%
            Tranche 2    $75,000,000  12-year    7.36%
            Tranche 3    $20,000,000  15-year    7.46%

     The Notes were issued under the same Note Purchase Agreement as the 7.19% Notes.

Revolving Credit Agreement

     The Company has a $250 million Revolving Credit Agreement (Credit Facility) that utilizes nine banks. The term of the Credit Facility expires on December 17, 2003. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. While the Company does not expect a change in the available credit line, in the event that it is adjusted below the outstanding level of borrowings, the Company has a period of 180 days to reduce its outstanding debt to the adjusted credit line. The Credit Facility also includes a requirement to pay down half of the debt in excess of the adjusted credit line within the first 90 days of such an adjustment.

     Interest rates are principally based on a reference rate of either the rate for certificates of deposit (CD rate) or LIBOR, plus a margin, or the prime rate. For CD rate and LIBOR borrowings, interest rates are subject to increase if the total indebtedness is either greater than 60% or 80% of the Company's debt limit of $520 million, as shown below.

                                                  Debt Percentage
                                   ---------------------------------------------
                                   Lower than 60%   60% - 80%    Higher than 80%
                                   =============================================
          LIBOR margin                   0.750%       1.000%           1.250%
          CD margin                      0.875%       1.125%           1.375%
          Commitment fee rate            0.250%       0.375%           0.375%

     The Credit Facility provides for a commitment fee on the unused available balance at an annual rate one-fourth of 1% or three-eighths of 1% depending on the level of indebtedness as indicated above. The Company's effective interest rates for the Credit Facility in the years ended December 31, 2001, 2000 and 1999 were 7.6%, 7.8%, and 6.7%, respectively. The Credit Facility contains various customary restrictions, which include the following:

   (a) Prohibition of the merger of the Company or any subsidiary with a third party except under certain limited conditions.
   (b) Prohibition of the sale of all or substantially all of the Company's or any subsidiary's assets to a third party.
   (c) Maintenance of a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.

The Company was in compliance with all covenants at December 31, 2001 and 2000.

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

       Net periodic pension cost of the Company for the years ended December 31, 2001, 2000 and 1999 are comprised of the following:

       (In thousands)                                 2001      2000     1999
       ----------------------------------------------------------------------
       Qualified
         Current Year Service Cost                 $   914   $   832   $1,012
         Interest Accrued on Pension Obligation      1,198     1,070    1,072
         Expected Return on Plan Assets             (1,064)   (1,123)    (919)
         Net Amortization and Deferral                  88        88       88
         Recognized Gain                               (28)     (282)      --
                                                   --------------------------
         Net Periodic Pension Cost                 $ 1,108   $   585   $1,253
                                                   ==========================


       (In thousands)                                 2001      2000     1999
       ----------------------------------------------------------------------
       Non-Qualified
         Current Year Service Cost                 $    88   $    60   $  140
         Interest Accrued on Pension Obligation         72        42       67
         Net Amortization                               77        77       77
         Recognized (Gain) Loss                         21        (5)      35
                                                   --------------------------
         Net Periodic Pension Cost                 $   258   $   174   $  319
                                                   ==========================

     The following table illustrates the funded status of the Company's pension plans at December 31, 2001, and 2000, respectively:

                                                          2001                        2000
     (In thousands)                            Qualified   Non-Qualified   Qualified   Non-Qualified
     -----------------------------------------------------------------------------------------------
     Actuarial Present Value of:
      Accumulated Benefit Obligation             $14,279           $ 816     $12,188           $ 753

      Projected Benefit Obligation               $18,996           $ 898     $16,173           $ 978
     Plan Assets at Fair Value                     9,909              --      11,801              --
                                                 ---------------------------------------------------
     Projected Benefit Obligation in Excess
      of Plan Assets                               9,087             898       4,372             978
     Unrecognized Net Gain (Loss)                 (2,153)           (260)      1,956            (351)
     Unrecognized Prior Service Cost                (511)           (553)       (599)           (630)
     Adjustment to Recognize Minimum
      Liability                                       --             731          --             756
                                                 ---------------------------------------------------
     Accrued Pension Cost                        $ 6,423           $ 816     $ 5,729           $ 753
                                                 ===================================================

     The change in the combined projected benefit obligation of the Company's qualified and non-qualified pension plans during the last three years is explained as follows:

     (In thousands)                                    2001     2000     1999
     -------------------------------------------------------------------------
     Beginning of Year                               $17,151  $14,546  $16,449
     Service Cost                                      1,002      892    1,152
     Interest Cost                                     1,270    1,112    1,139
     Actuarial Loss (Gain)                             1,166    1,328   (3,657)
     Benefits Paid                                      (695)    (727)    (537)
                                                     -------------------------
     End of Year                                     $19,894  $17,151  $14,546
                                                     =========================

     The change in the combined plan assets at fair value of the Company's qualified and non-qualified pension plans during the last three years is explained as follows:

     (In thousands)                                    2001     2000     1999
     -------------------------------------------------------------------------
     Beginning of Year                               $11,801  $12,092  $10,344
     Actual Return on Plan Assets                     (1,527)    (440)   2,428
     Employer Contribution                               584    1,172      101
     Benefits Paid                                      (695)    (727)    (537)
     Expenses Paid                                      (254)    (296)    (244)
                                                     -------------------------
     End of Year                                     $ 9,909  $11,801  $12,092
                                                     =========================

     The reconciliation of the combined funded status of the Company's qualified and non-qualified pension plans at the end of the last three years is explained as follows:

     (In thousands)                                    2001     2000     1999
     -------------------------------------------------------------------------
     Funded Status                                   $ 9,985  $ 5,350  $ 2,454
     Unrecognized Gain (Loss)                         (2,413)   1,605    5,078
     Unrecognized Prior Service Cost                  (1,064)  (1,229)  (1,394)
                                                     -------------------------
     Net Amount Recognized                           $ 6,508  $ 5,726  $ 6,138
                                                     =========================

     Accrued Benefit Liability - Qualified Plan      $ 6,423  $ 5,729  $ 6,194
     Accrued Benefit Liability - Non-Qualified Plan      816      753      504
     Intangible Asset                                   (731)    (756)    (560)
                                                     -------------------------
     Net Amount Recognized                           $ 6,508  $ 5,726  $ 6,138
                                                     =========================

     Assumptions used to determine projected post-retirement benefit obligations and pension costs are as follows:


                                                2001      2000      1999
     -----------------------------------------------------------------------
     Discount Rate /(1)/                        7.25%     7.50%     7.75%
     Rate of Increase in Compensation Levels    4.00%     4.00%     4.00%
     Long-Term Rate of Return on Plan Assets    9.00%     9.00%     9.00%
     ------------------------------------------------------------------------


     /(1)/ Represents the rate used to determine the benefit obligation. A 7.50% discount rate was used to compute pension costs in 2001, a rate of 7.75% in 2000, and a rate of 7.0% was used in 1999.

Savings Investment Plan

     The Company has a Savings Investment Plan (SIP) which is a defined contribution plan. The Company matches a portion of employees' contributions in cash. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $1.0 million, $0.7 million, and $0.7 million in 2001, 2000, and 1999, respectively. The plan contribution rose in 2001 due to an increase in the Company's matching program. Effective July 1, 2001, the Company increased its dollar-for-dollar matching limit from 4% to 6% of an employee's pretax earnings. The Company's Common Stock is an investment option within the SIP.

Deferred Compensation Plan

     In 1998, the Company established a Deferred Compensation Plan. This plan is available to officers of the Company and acts as a supplement to the Savings Investment Plan. The Company matches a portion of the employee's contribution and those assets are invested in instruments selected by the employee. Unlike the SIP, the Deferred Compensation Plan does not have dollar limits on tax deferred contributions. However, the assets of this plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. At December 31, 2001, the balance in the Deferred Compensation Plan's rabbi trust was $1.0 million.

     The employee participants guide the diversification of trust assets. The trust assets are invested in 13 mutual funds that cover the investment spectrum from equity to money market. These mutual funds are publicly quoted and reported at market value. No shares of Cabot Oil & Gas stock are held by the trust. Settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The market value of the trust assets is recorded on the Company's balance sheet as a component of "Other Assets" and the corresponding liability is recorded as a component of "Other Liabilities."

     There is no impact on earnings or earnings per share from the changes in market value of the deferred compensation plan assets for two reasons. First, the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants. Second, no shares of Cabot Oil & Gas stock are held in the trust.

     The Company charged to expense plan contributions of less than $20,000 in each year presented.

Postretirement Benefits Other than Pensions

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees, including their spouses, eligible dependents and surviving spouses (retirees). These benefits are commonly called postretirement benefits. Most employees become eligible for these benefits if they meet certain age and service requirements at retirement. The Company was providing postretirement benefits to 240 retirees at the end of 2001 and 241 retirees at the end of 2000.

     When the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992, it began amortizing the $16.9 million accumulated postretirement benefit, known as the Transition Obligation, over a period of 20 years.

     Postretirement benefit costs recognized during the last three years are as follows:



     (In thousands)                                      2001     2000     1999
-------------------------------------------------------------------------------
     Service Cost of Benefits Earned During the Year    $ 175   $  187   $  225
     Interest Cost on the Accumulated Postretirement
          Benefit Obligation                              388      534      515
     Amortization Benefit of the Unrecognized Gain       (291)    (132)    (131)
     Amortization Benefit of the Unrecognized
          Transition Obligation                           662      662      690
                                                        -----   ------   ------
     Total Postretirement Benefit Cost                  $ 934   $1,251   $1,299
                                                        =====   ======   ======

     The health care cost trend rate used to measure the expected cost in 2000 for medical benefits to retirees was 8%. Provisions of the plan should prevent further increases in employer cost after 2000.

     A one-percentage-point increase or decrease in health care cost trend rates for future periods would not impact the accumulated net postretirement benefit obligation or the total postretirement benefit cost recognized. Company costs are capped at 2000 levels and the retirees assume any future increases in costs.

     The funded status of the Company's postretirement benefit obligation at December 31, 2001, and 2000 is comprised of the following:


         (In thousands)                                                               2001          2000
        ---------------------------------------------------------------------------------------------------
        Plan Assets at Fair Value                                                    $    --       $    --
        Accumulated Postretirement Benefits Other Than Pensions                        5,507         5,429
        Unrecognized Cumulative Net Gain                                               3,292         3,847
        Unrecognized Transition Obligation                                            (6,617)       (7,279)
                                                                                     -------       -------
              Accrued Postretirement Benefit Liability                               $ 2,182       $ 1,997
                                                                                     =======       =======


     The change in the accumulated postretirement benefit obligation during the last three years is presented as follows:



     (In thousands)                                2001       2000      1999
     --------------------------------------------------------------------------
     Beginning of Year                           $5,429      $ 7,243    $ 7,693
     Service Cost                                   175          187        225
     Interest Cost                                  388          534        515
     Amendments                                      --           --       (253)
     Actuarial Loss (Gain)                          265       (1,923)      (102)
     Benefits Paid                                 (750)        (612)      (835)
                                                 ------      -------    -------
     End of Year                                 $5,507      $ 5,429    $ 7,243
                                                 ======      =======    =======

7. Income Taxes

     Income tax expense is summarized as follows:


                                             Year Ended December 31,
          (In thousands)                2001            2000        1999
     ---------------------------------------------------------------------
          Current
           Federal                    $10,984 /(1)/ $ 3,089/(2)/   $(3,899)
           State                          496           216             --
                                      ------------------------------------
            Total                      11,480         3,305         (3,899)
                                      ------------------------------------
          Deferred
           Federal                     13,723        11,804          8,910
           State                        2,262         1,358            150
                                      ------------------------------------
            Total                      15,985        13,162          9,060
                                      ------------------------------------
          Total Income Tax Expense    $27,465       $16,467        $ 5,161
                                      ====================================

     ---------------------------------------------------------------------------
     /(1)/ The Federal Income Taxes Payable is zero at December 31, 2001 primarily as a result of tax payments made during the year, a 2000 overpayment applied to 2001, and a $1.8 million tax benefit related to stock option exercises during 2001.

     /(2)/ The Federal Income Taxes Payable is zero at December 31, 2000 primarily as a result of tax payments made during the year and a $1.8 million tax benefit related to stock option exercises during 2000.

     In the table above, the $4.5 million refund received in 1999 that applied to a net operating loss carryback to 1997 is reflected in "Current -Federal."

     Total income taxes were different than the amounts computed by applying the statutory federal income tax rate as follows:

                                                                Year Ended December 31,
          (In thousands)                                     2001         2000        1999
     ----------------------------------------------------------------------------------------
          Statutory Federal Income Tax Rate                    35%             35%      35%

          Computed "Expected" Federal Income Tax         $ 26,092         $14,679   $4,788
          State Income Tax, Net of Federal Income Tax       2,758           1,552      506
          Other, Net                                       (1,385) /(1)/      236     (133)
                                                         ---------------------------------
          Total Income Tax Expense                       $ 27,465         $16,467   $5,161
                                                         =================================

     ---------------------------------------------------------------------------
     /(1)/ Other, Net includes credit adjustments totaling $1.7 million to deferred taxes as a result of a reduction to the state effective tax rate.

     The tax effects of temporary differences that resulted in significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 2001, and 2000 were as follows:


     (In thousands)                                         2001      2000
     -----------------------------------------------------------------------
     Deferred Tax Liabilities
      Property, Plant and Equipment                       $224,031  $142,935
                                                          ------------------
     Deferred Tax Assets
      Alternative Minimum Tax Credit Carryforwards           4,943     5,817
      Net Operating Loss Carryforwards                       1,715    13,904
      Note Receivable on Section 29 Monetization/ (1)/       4,928     6,397
      Items Accrued for Financial Reporting Purposes        11,586     8,643
                                                          ------------------
                                                            23,172    34,761
                                                          ------------------
     Net Deferred Tax Liabilities                         $200,859  $108,174
                                                          ==================

     ---------------------------------------------------------------------------
     /(1)/ As a result of the monetization of Section 29 tax credits in 1996 and 1995, the Company recorded an asset sale for tax purposes in exchange for a long-term note receivable which will be repaid through 100% working and royalty interest in the production from the sold properties.

     As of December 31, 2001, the Company had a net operating loss carryforward of $1.7 million for state income tax reporting purposes and none available for regular federal income tax purposes. The Company has alternative minimum tax credit carryforwards of $4.9 million which do not expire and can be used to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any such year.

8.  Commitments and Contingencies

Lease Commitments

     The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases. Leases for the Company's offices in Houston and Denver each run for approximately eight more years. With the acquisition of Cody Company in August 2001, the Company assumed certain lease agreements, most of which expire in 2004. Most of the other leases expire within five years and may be renewed. Rent expense under such arrangements totaled $7.7 million, $6.3 million, and $5.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.


     Future minimum rental commitments under non-cancelable leases in effect at December 31, 2001 are as follows:



                         (In thousands)
                         -----------------------------
                          2002                $ 5,194
                          2003                  4,602
                          2004                  3,953
                          2005                  3,855
                          2006                  3,619
                          Thereafter            8,620
                                              -------
                                              $29,843
                                              =======

Minimum rental commitments are not reduced by minimum sublease rental income of $0.3 million due in the future under non-cancelable subleases.

Contingencies

     The Company is a defendant in various lawsuits and is involved in other gas contract issues. All known liabilities are fully accrued based on management's best estimate of the potential loss. In management's opinion, final judgments or settlements, if any, which may be awarded in connection with any one or more of these suits and claims would not have a significant impact on the results of operations, financial position or cash flows of any period.

Environmental Liability

     The EPA notified the Company in February 2000 of its potential liability for waste material disposed of at the Casmalia Superfund Site ("Site"), located on a 252-acre parcel in Santa Barbara County, California. Over 10,000 separate parties disposed of waste at the Site while it was operational from 1973 to 1992. The EPA stated that federal, state and local governmental agencies along with the numerous private entities that used the Site for disposal of approximately 4.5 billion pounds of waste would be expected to pay the clean-up costs, which are estimated by the EPA to be $271.9 million. The EPA is also pursuing the owners/operators of the Site to pay for remediation.

     Documents received by the Company with the notification from the EPA indicate that the Company used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that the Company violated any laws in the disposal of material at the Site. The EPA's actions stem from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site.

     A group of potentially responsible parties, including the Company, formed a group, called the Casmalia Negotiating Committee ("CNC"). The CNC has had extensive settlement discussions with the EPA and has reached a settlement in principal to pay approximately $27 million toward Site clean up in return for a release from liability. The CNC is currently negotiating a consent decree to memorialize the settlement. On January 30, 2002, the Company placed $1,283,283 in an escrow account. This amount approximates the Company's volumetric share of EPA's cost estimate, plus a 5% premium and is the Company's settlement amount. The escrow account is being funded by the Company and many other CNC members to maximize the likelihood that there will be sufficient funds to fund the settlement agreement upon its completion, which is expected later in 2002. This cash settlement, once released from escrow and paid to the federal government, will resolve all federal claims against the Company for response costs and will release the Company from all response costs related to the Site, except for future claims against the Company for natural resource damage, unknown conditions, transshipment risks and claims by third parties, all of which are expected to be covered by insurance to be purchased by participating CNC members. Responsibility for certain State of California oversight and response costs, while not covered by the settlement or insurance, are not expected to be material. No determination has been made as to whether any insurance arrangement will allow the Company to recover its contribution to the settlement.

      The Company has established a reserve that management believes to be adequate to provide for this environmental liability based on its estimate of the probable outcome of this matter and estimated legal costs.

Wyoming Royalty Litigation

     In June 2000, two overriding royalty owners sued the Company in Wyoming State court for unspecified damages. The plaintiffs have requested class certification under the Wyoming Rules of Civil Procedure and allege that the Company has deducted improper costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that the Company has failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties. In December 2001, fourteen overriding royalty owners sued the Company in Wyoming federal court. The plaintiffs in the federal case have made the same general claims pertaining to deductions from their overriding royalty as the plaintiffs in the Wyoming state court case but have not asked for class certification.

     The Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. The Company has a reserve that it believes is adequate to provide for these potential liabilities based on its estimate of the probable outcome of this matter. While the potential impact to the Company may materially affect quarterly or annual financial results including cash flows, management does not believe it would materially impact the Company's financial position.

West Virginia Royalty Litigation

     In late December 2001, two royalty owners sued the Company in West Virginia State court for an unspecified amount of damages. The plaintiffs have requested class certification under the West Virginia Rules of Civil Procedure and allege that the Company has failed to pay royalty based upon the wholesale market value of the gas produced, that the Company has taken improper deductions from the royalty and that the Company has failed to properly inform the plaintiffs and other similarly situated persons of deductions taken from the royalty.

     Although the investigation into this claim has just begun, the Company
intends to vigorously defend the case.   Management cannot currently determine
the likelihood or range of any potential outcome.

9. Cash Flow Information


     Cash paid for interest and income taxes is as follows:


                                       Year Ended December 31,
               (In thousands)        2001       2000       1999
               -------------------------------------------------
               Interest            $16,295    $23,180    $25,445
               Income Taxes        $14,395    $ 1,419    $   652

     At December 31, 2001, and 2000, the Accounts Payable balance on the Consolidated Balance Sheet included payables for capital expenditures of $30.9 million and $13.5 million, respectively.

10.  Capital Stock

Incentive Plans

     On May 3, 2001, the Second Amended and Restated 1994 Long-Term Incentive Plan and the Second Amended and Restated 1994 Non-Employee Director Stock Option Plan were approved by the shareholders. The Company has two other stock option plans: the 1990 Incentive Stock Option Plan and the 1990 Non-Employee Director Stock Option Plan. Under these four plans (Incentive Plans), incentive and non-statutory stock options, stock appreciation rights (SARs) and stock awards may be granted to key employees and officers of the Company, and non-statutory stock options may be granted to non-employee directors of the Company. A maximum of 5,260,000 shares of Common Stock may be issued under the Incentive Plans. All stock options have a maximum term of five or 10 years from the date of grant, with most vesting over time. The options are issued at market value on the date of grant. The minimum exercise period for stock options is six months from the date of grant. No SARs have been granted under the Incentive Plans.

     Information regarding the Company's Incentive Plans is summarized below:

                                                               December 31,
                                                     2001          2000         1999
     -----------------------------------------------------------------------------------
     Shares Under Option at Beginning of Period    1,124,148     1,773,389     1,557,936
     Granted                                         454,100       299,250       454,100
     Exercised                                       408,949       896,081        55,032
     Surrendered or Expired                           87,678        52,410       183,615
                                                   -------------------------------------
     Shares Under Option at End of Period          1,081,621     1,124,148     1,773,389
                                                   =====================================

     Options Exercisable at End of Period            355,778       474,599     1,108,637
                                                   =====================================

     For each of the three most recent years, the price range for outstanding options was $14.69 to $27.30 per share. The following tables provide more information about the options by exercise price and year.

Options with exercise prices between $14.69 and $20.00 per share:

                                                                                          December 31,
                                                                                2001          2000           1999
          ----------------------------------------------------------------------------------------------------------
          Options Outstanding
          -------------------
          Number of Options                                                    480,561       866,498       1,412,072
          Weighted Average Exercise Price                                     $  17.79      $  17.63      $    16.07
          Weighted Average Contractual Term (in years)                            1.50          2.60            2.40
          Options Exercisable
          -------------------
          Number of Options                                                    211,734       372,418         953,640
          Weighted Average Exercise Price                                     $  17.29      $  16.27      $    15.44

Options with exercise prices between $20.01 and $27.30 per share:

                                                                                          December 31,
                                                                                2001          2000           1999
          ----------------------------------------------------------------------------------------------------------
          Options Outstanding
          -------------------
          Number of Options                                                    601,060       257,650         361,317
          Weighted Average Exercise Price                                     $  25.44      $  22.46      $    22.50
          Weighted Average Contractual Term (in years)                            4.30          1.90            3.37
          Options Exercisable
          -------------------
          Number of Options                                                    144,044       102,181         154,997
          Weighted Average Exercise Price                                     $  22.45      $  22.51      $    22.55

          Under the Second Amended and Restated 1994 Long-Term Incentive Plan, the Compensation Sub-Committee of the Board of Directors may grant awards of performance shares of stock to members of the executive management group. Each grant of performance shares has a three-year performance period, measured as the change from July 1 of the initial year of the performance period to June 30 of the third year. The number of shares of Common Stock received at the end of the performance period is based mainly on the relative stock price growth between the two measurement dates of Common Stock compared to that of a group of peer companies. The performance shares granted in July 1996 were converted to 19,090 shares of the Company's Common Stock in 1999. The Board of Directors has not issued performance shares since July 1996, and currently, there are no performance shares outstanding.

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

          If the Company had adopted SFAS 123, the pro forma results of operations would be as follows:

                                                            2001                   2000                   1999
     -------------------------------------------------------------------------------------------------------------
     Net Income/(1)/                                   $45.7 million          $28.2 million          $ 4.3 million
     Net Income per Share                              $1.51                  $1.03                  $0.20
     Weighted Average Value of
        Options Granted During the Year/(2)/           $8.61                  $6.63                  $4.78
     Assumptions
        Stock Price Volatility                          34.9%                  34.5%                  27.4%
        Risk Free Rate of Return                         4.7%                  5.21%                  5.21%
        Dividend Rate  (per year)                      $0.16                  $0.16                  $0.16
        Expected Term (in years)                           4                      4                      4
     -------------------------------------------------------------------------------------------------------------

        /(1)/ Net income is defined as Net Income Available to Common Shareholders.
        /(2)/  Calculated using the fair value based method.

The fair value of stock options included in the pro forma results for each of the three years is not necessarily indicative of future effects on net income and earnings per share.

Dividend Restrictions

     The Board of Directors of the Company determines the amount of future cash dividends, if any, to be declared and paid on the Common Stock depending on, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, and its future business prospects. None of the note or credit agreements in place have a restricted payment provision.

Treasury Stock

     In August 1998, the Board of Directors authorized the Company to repurchase up to two million shares of outstanding Common Stock at market prices. The timing and amount of these stock purchases are determined at the discretion of management. The Company may use the repurchased shares to fund stock compensation programs presently in existence, or for other corporate purposes. As of December 31, 1998, the Company had repurchased 302,600 shares, or 15% of the total authorized number of shares, for a total cost of approximately $4.4 million. No additional shares were repurchased during 1999, 2000 or 2001. The stock repurchase plan was funded from increased borrowings on the revolving credit facility. No treasury shares were delivered or sold by the Company during the year.

Purchase Rights

     On January 21, 1991, the Board of Directors adopted the Preferred Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of Common Stock. On December 8, 2000, the rights agreement for the plan was amended and restated to extend the term of the plan to 2010 and to make other changes. Each right becomes exercisable, at a price of $55, when any person or group has acquired or made a tender or exchange offer for beneficial ownership of 15 percent or more of the Company's outstanding Common Stock. Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (Junior Preferred Stock). After a person or group acquires beneficial ownership of 15% of the Common Stock, each right entitles the holder to purchase Common Stock or other property having a market value (as defined in the plan) of twice the exercise price of the right. An exception to this triggering event applies in the case of a tender or exchange offer for all outstanding shares of Common Stock determined to be fair and in the best interests of the Company and its stockholders by a majority of the independent directors. Under certain circumstances, the Board of Directors may opt to exchange one share of Common Stock for each exercisable right. If there is a 15% holder and the Company is acquired in a merger or other business combination in which it is not the survivor, or 50 percent or more of the Company's assets or earning power are sold or transferred, each right entitles the holder to purchase common stock of the acquiring company with a market value (as defined in the plan) equal to twice the exercise price of each right. At December 31, 2001, and 2000, there were no shares of Junior Preferred Stock issued or outstanding.

     The rights expire on January 21, 2010, and may be redeemed by the Company for $0.01 per right at any time before a person or group acquires beneficial ownership of 15% of the Common Stock.

Preferred Stock

     At December 31, 1999 and 1998, 1,134,000 shares of 6% convertible redeemable preferred stock (6% preferred stock) were issued and outstanding.
The shares of 6% preferred stock were issued in May 1994 to the seller in connection with Cabot Oil & Gas' acquisition of a subsidiary of the seller. The 6% preferred stock had a liquidation preference of $50 per share, provided for quarterly cash dividends at the rate of 6% per annum, was convertible into Cabot Oil & Gas Class A common stock at the holder's option at a conversion price of $28.75, and was entitled to 1.739 votes per share, generally voting together with the Class A common stock. The 6% preferred stock was not redeemable at the holder's option, but was redeemable at the option of Cabot Oil & Gas commencing in May 1998 at a price of $50 per share, payable in shares of Class A common stock until May 1999 and in cash thereafter, plus cash in an amount equal to accrued and unpaid dividends.

     In October 1999, Cabot Oil & Gas agreed with the holder of the 6% preferred stock that the Company would repurchase all the 6% preferred stock for $51.6 million in cash or Class A common stock. During the second quarter of 2000, the Company completed this repurchase and paid the holder of the preferred stock $51.6 million in cash. The cash payment was funded using a portion of the proceeds from the issuance of 3,400,000 shares of Class A common stock in a registered offering at a price of $21.50 per share (yielding net proceeds of $71.5 million, after expenses). The remaining proceeds of this offering of Class A common stock were used to reduce borrowings under the revolving credit facility.

     The difference between the payment to the holder of the 6% preferred stock ($51.6 million) and the carrying amount of the 6% preferred stock on the Company's balance sheet ($56.7 million) was added to net earnings available to common shareholders in the calculation of earnings per share. This difference represents a forgone return to the preferred shareholder and is treated similar to a dividend; accordingly, a negative dividend of $5.1 million was recognized upon the repurchase.

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

Long-Term Debt

                           December 31, 2001      December 31, 2000
                          Carrying  Estimated    Carrying  Estimated
     (In thousands)        Amount   Fair Value    Amount   Fair Value
     ----------------------------------------------------------------
     Debt
      10.18% Notes        $     --    $     --   $ 32,000    $ 33,162
       7.19% Notes         100,000     104,961    100,000      97,033
       7.26% Notes          75,000      79,187         --          --
       7.36% Notes          75,000      79,225         --          --
       7.46% Notes          20,000      21,097         --          --
       Credit Facility     123,000     123,000    137,000     137,000
                          -------------------------------------------
                          $393,000    $407,470   $269,000    $267,195
                          ===========================================

     The fair value of long-term debt is the estimated cost to acquire the debt, including a premium or discount for the difference between the issue rate and the year-end market rate. The fair value of the 10.18% Notes, the 7.19% Notes, the 7.26% Notes, the 7.36% Notes and the 7.46% Notes is based on interest rates currently available to the Company. The 10.18% Notes were repaid in May 2001. The Credit Facility approximates fair value because this instrument bears interest at rates based on current market rates.

Commodity Price Swaps and Options

Hedges on Production - Swaps

     From time to time, the Company enters into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of its production. These derivatives are not held for trading purposes. Under these price swaps, the Company receives a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. During 2001, the Company fixed the price at an average of $3.75 per Mcf on quantities totaling 918 Mmcf, representing 1% of the Company's 2001 natural gas production. The Company did not have crude oil swap arrangements covering its production in 2001. During 2000, the Company fixed the price at an average of $4.54 per Mcf on quantities totaling 315 Mmcf, representing less than 1% of the Company's 2000 natural gas production. The notional volume of the crude oil swap transactions was 364 Mbbls at a price of $22.67 per Bbl, which represents approximately 38% of the Company's total oil production for 2000. During 1999, the Company fixed the price at an average of $2.88 per Mcf on quantities totaling 3,237 Mmcf, representing 5% of the Company's 1999 natural gas production. The notional volume of the crude oil swap transactions was 306 Mbbls at a price of $20.65 per Bbl, which represents approximately one-third of the Company's total oil production for 1999.

     The natural gas price swap arrangement that the Company entered into during the third quarter of 2000 covered a portion of production over the period of October 2000 through September 2003. However, the counterparty declared bankruptcy in December 2001. Based on the terms of the natural gas swap contract, this action results in the cancellation of the contract. As of the years ending December 31, 2001, and 2000, the Company had open natural gas price swap contracts on its production as follows:

                                                              Natural Gas Price Swaps
                                                      ----------------------------------------
                                                      Volume     Weighted       Unrealized
                                                        in        Average        Gain/(Loss)
        Contract Period                                Mmcf    Contract Price  (in $ millions)
        --------------------------------------------------------------------------------------
        As of December 31, 2001
        -----------------------
           None
        As of December 31, 2000
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

     Financial derivatives related to natural gas production reduced revenues by $0.8 million in 2001 and $0.3 million in 2000.

     The Company had no open oil price swap contracts outstanding on its production at December 31/st/ of 2001 or 2000. Financial derivatives related to crude oil reduced revenue by $2.2 million during 2000, but had no impact on 2001 results.

Hedges on Production - Options

     In December 2000, management believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of the Company's production through the use of costless collars. Under the costless collar arrangements, if the index rises above the ceiling price, the Company pays the counterparty. If the applicable index falls below the floor, the counterparty pays the Company. The natural gas price hedges include several costless collar arrangements based on eight price indexes at which the Company sells a portion of its production. These hedges were in place for the months of February through October 2001 and covered 24,404 Mmcf, or 35%, of the Company's natural gas production for the year. All indexes were within the collars during February and April, some fell below the floor during the period of March, and all indexes were below the floor from June through October, resulting in $34.6 million cash revenue for the year. This revenue contributed $0.50 per Mcf to the Company's average realized natural gas price for 2001.

     During 2000, the Company used several costless collar arrangements to hedge a portion of its natural gas production. There were seven collar arrangements based on separate regional price indexes with a weighted average price floor of $2.74 per Mcf and a weighted average price ceiling of $3.38 per Mcf. These collars were in place during the months of April through October 2000. These collars covered a total quantity of 9,909 Mmcf, or 16% of the Company's annual production. In April and May 2000, the index prices all fell within the price collar and no settlements were made. In June 2000, all of the indexes rose above the ceiling prices and remained above the ceiling for the duration of the transaction resulting in a $10 million reduction to the Company's realized revenue for the year. If these hedges had not been in place, the Company's average realized natural gas price for 2000 would have been $0.17 per Mcf higher.

     Again in December of 2001, management believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of the Company's future production through the use of natural gas price collar arrangements. A premium totaling $0.9 million was paid to purchase these collar arrangements. This cost will be expensed as the instruments are marked-to-market each quarter. As of December 31, 2001, the Company had open natural gas price collar arrangements to hedge production as follows:

                                                                      Natural Gas Price Collars
                                                              -----------------------------------------
                                                              Volume      Weighted        Unrealized
                                                                in         Average        Gain/(Loss)
        Contract Period                                        Mmcf    Ceiling / Floor  (in $ millions)
        -----------------------------------------------------------------------------------------------
        As of December 31, 2001
        -----------------------
          Natural Gas Collars on Production in:
          ------------------------------------
          First Quarter of 2002                               12,082      $3.54/$2.68              --
          Second Quarter of 2002                               4,027      $3.54/$2.68              --
        As of December 31, 2000
        -----------------------
          Natural Gas Costless Collars on Production in:
          ---------------------------------------------
          First Quarter of 2001                                5,274      $9.68/$5.59              --
          Second Quarter of 2001                               8,135      $9.68/$5.59              --
          Third Quarter of 2001                                8,224      $9.68/$5.59              --
          Fourth Quarter of 2001                               2,771      $9.68/$5.59              --

     The natural gas price hedges open at December 31, 2001, noted above, include several collar arrangements based on nine price indexes at which the Company sells a portion of its production. These hedges are in place for the months of January through April 2002 and cover approximately 60% of the Company's anticipated natural gas production during this period. A premium totaling $0.9 million was paid to purchase these collar arrangements.

Hedges on Brokered Transactions

     The Company uses price swaps to hedge the natural gas price risk on brokered transactions. Typically, the Company enters into contracts to broker natural gas at a variable price based on the market index price. However, in some circumstances, some of the customers or suppliers request that a fixed price be stated in the contract. After entering into these fixed price contracts to meet the needs of the customers or suppliers, the Company may use price swaps to effectively convert these fixed price contracts to market-sensitive price contracts. These price swaps were held by the Company to their maturity and are not held for trading purposes.

     The Company entered into price swaps with total notional quantities of 1,295 Mmcf in 2000, and 3,572 Mmcf in 1999 related to its brokered activities, representing 3% and 7% respectively, of its total volume of brokered natural gas sold. The Company did not use price swaps on brokered transactions in 2001.

     As of the years ending December 31, 2000 and 2001, the Company had no open natural gas price swap contracts on brokered transactions. Financial derivatives related to natural gas reduced revenues by less than $0.1 million in 2000 and had no impact on revenue in 2001.

     The Company is exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

Adoption of SFAS 133

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001. Under SFAS 133, the fair value of each derivative instrument is recorded as either an asset or liability on the balance sheet. At the end of each period, these instruments are marked-to-market. The gain or loss on the change in fair value is recorded as Other Comprehensive Income, a component of equity, to the extent that the derivative instrument is an effective hedge. Under SFAS 133, effectiveness is a measurement of how closely correlated the hedge instrument is with the underlying physical sale. For example, a natural gas price swap that converts Henry Hub index to a fixed price would be perfectly correlated, and 100% effective, if the underlying gas was sold at the Henry Hub index. Any portion of the gains or losses that are considered ineffective under the SFAS 133 test are recorded immediately as a component of operating revenue on the statement of operations.

     When the Company adopted SFAS 133, two types of hedges were in place. The first type was a cash flow hedge that sets the price of a certain monthly quantity of natural gas sold in the Gulf Coast region through September

2003. Based on the index price strip, the impact of this hedge on January 1, 2001 was to record a Hedge Loss of $0.1 million and a charge to Other Comprehensive Income of $4.2 million. Correspondingly, a Hedge Liability for $4.3 million was established. This instrument was cancelled in the December 2001 with the bankruptcy of the counterparty. No balance related to this hedge remains in Other Comprehensive Income.

     The second type of hedge outstanding at January 1, 2001 was a natural gas price costless collar agreement. The Company had entered into eight of these collars for a portion of its production at regional indexes for the months of February through October 2001. The collars had two components of value: intrinsic value and time value. Under SFAS 133, both components were valued at the end of each reporting period. Intrinsic value arises when the index price is either above the ceiling or below the floor for any period covered by the collar. If the index is above the ceiling for any month covered by the collar, the intrinsic value would be the difference between the index and the ceiling prices multiplied by the notional volume. Similar to the current accounting treatment, intrinsic value related to the current month would be recorded as a hedge loss (if the index is above the ceiling) or gain (if the index is below the floor). Starting in 2001 under SFAS 133, any changes in the intrinsic value component related to future months were recorded in Other Comprehensive Income, a component of stockholders' equity on the balance sheet, rather than to the income statement to the extent that the hedge was proven to be effective. These natural gas price collars were considered to be highly effective with respect to the intrinsic value calculation since they were tied to the same indexes at which the Company's natural gas is sold. Also under SFAS 133, the time value component, a market premium/discount, was marked-to-market through the income statement each period. Since these collar arrangements were executed on the last business day of 2000, the net premium value at adoption on January 1, 2001 was zero.

     As of December 31, 2001, the Company had a series of nine natural gas price collar arrangements in place. In accordance with the latest guidance from the FASB's Derivative Implementation Group, the Company determines the effectiveness of the combined intrinsic and time values, and the effective portion of each will be recorded as a component of Other Comprehensive Income. Any ineffective portion will be recorded as a gain or loss in the current period. As of December 31, 2001, the Company had recorded $1.4 million of Other Comprehensive Income ($0.8 million net of deferred taxes), a $0.1 million Unrealized Hedge Gain and a $1.5 million Hedge Asset.

Other Comprehensive Income

     Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in January of 2001. Following the adoption of SFAS 133, the Company recorded an after-tax credit to Other Comprehensive Income of $0.8 million in 2001 related to the change in fair value of certain derivative financial instruments that has qualified for cash flow hedge accounting.

Credit Risk

     Although notional contract amounts are used to express the volume of natural gas price agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. The Company does not anticipate any material impact on its financial results due to non-performance by the third parties. The Company had no sales to any customer that exceeded 10% of total gross revenues in 2001, 2000 or 1999.

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

     The property transactions in September and December 1999 qualified in part for Section 1031 exchange treatment for tax purposes. This treatment resulted in the $8.9 million deferred gain for tax purposes. For tax purposes, the assets acquired in the exchange were recorded at the value (tax basis) of the assets given up. The "gain" is deferred and recognized through lower tax depreciation on these assets and/or by inclusion in the taxable gain/loss calculation should these assets be subsequently sold.

    For financial statement purposes, these transactions were treated as a purchase and a sale, as opposed to a deferred transaction. The asset sale resulted in a $4.1 million gain for financial statement purposes, which was recorded in September 1999.

     In the second quarter of 1999, the Company sold certain non-strategic properties in the Gulf Coast region's Provident City field. These properties were producing 3.5 Mmcfe per day from eight wells. The sales price was $9.1 million, and the transaction contributed to a gain of approximately $1.0 million on the Company's second quarter income statement.

13. Other Revenue

Settlement of Contract Dispute

     During 2000, the Company reached settlement on a natural gas contract dispute. As a result, the Company recorded net revenue of approximately $2.3 million to Other Revenue during 2000.

     The dispute involved a contract under which the customer was obligated to take-or-pay a daily base quantity of natural gas over a 10-year period ending in 2003. The customer also agreed to pay a reservation charge in exchange for the right to purchase optional quantities of natural gas from the Company. The sales price of the natural gas sold under this contract increased over time.

     In 1997, the customer's parent company decided to close the facility that was purchasing the gas from the Company. The Company agreed to market the gas that had been committed to the customer and the customer agreed to pay the difference between the price the Company received and an agreed upon price until December 31, 1998. Starting on January 1, 1999, the customer again became responsible for purchasing the gas under the original contract terms. The Company invoiced the customer for the contractual sales quantities during 1999, but received no payment. The unpaid balance was included in accounts receivable.

     When the Company reached the contract settlement with this customer in the first quarter of 2000, a portion of the settlement was used to satisfy the accounts receivable account. The remainder represented a contract buy-out and was recorded in Other Revenue. No reserve had been recorded for this dispute.

Sales Contract

     The Company had a 15-year natural gas sales contract under which approximately 20% of the Western region natural gas was sold per year to an independent third-party cogeneration facility. The contract was a standard long-term, natural gas sales contract under which the Company sold gas to the facility for a fixed price, which escalated annually. Revenue from the sale of natural gas is included in "Natural Gas Production" on the Consolidated Statement of Operations. The contract was due to expire in 2008. The customer requested to be released from the contract, and during 1999, the Company reached an agreement with the customer under which the customer bought out the remainder of the contract for a $12 million cash payment to the Company in exchange for a release from future obligations under the contract. This transaction was completed in December 1999, and the $12 million payment was recorded as other revenue. Simultaneously, the Company sold forward a similar monthly volume of Western region gas through April 2001 at prices similar to those in the monetized contract.

Section 29 Tax Credits

     Other revenue includes income generated from the monetization of the value of Section 29 tax credits (monetized credits) from most of the Company's qualifying Appalachian and Rocky Mountains properties. Revenue from these monetized credits was $2.0 million in 2001, $2.2 million in 2000, and $1.3 million in 1999. These monetized credits are expected to generate future revenues in 2002 of $2.1 million. The production, revenues, expenses and proved reserves for these properties will continue to be reported by the Company as Other Revenue until the production payment is satisfied.

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

14. Acquisition of Cody Company

     Effective in August 2001, the Company acquired the stock of Cody Company, the parent of Cody Energy LLC ("Cody acquisition") for $231.2 million comprised of $181.3 million of cash and 1,999,993 shares of common stock valued at $49.9 million. Substantially all of the proved reserves of Cody Company are located in the onshore Gulf Coast region. The acquisition was accounted for using the purchase method of accounting. As such, the Company reflected the assets and liabilities acquired at fair value in the Company's balance sheet effective August 1, 2001 and the results of operations of Cody Company beginning August 1, 2001. The purchase price totaling approximately $315.6 million was allocated to specific assets and liabilities based on certain estimates of fair values resulting in approximately $302.4 million allocated to property and $13.2 million allocated to working capital items. This $315.6 million amount was inclusive of a $78.0 million non-cash item pertaining to the deferred income taxes attributable to the differences between the tax basis and the fair value of the acquired oil and gas properties, and acquisition related fees and costs of $6.4 million. The purchase price allocation is preliminary and subject to change as additional information becomes available. Management does not expect the final purchase price allocation to differ materially from the preliminary allocation.

     The following unaudited pro forma condensed income statement information has been prepared to give effect to the Cody acquisition as if it had occurred on January 1, 2000. The information presented is not necessarily indicative of the results of future operations of the Company.

                                                        Year Ended December 31,
     (In thousands)                                       2001           2000
     --------------------------------------------------------------------------
     Revenues                                           $505,528       $444,793

     Net Income                                         $ 54,513       $ 25,997
      per share - Basic                                 $   1.75       $   0.90
      per share - Diluted                               $   1.73       $   0.89

The results of operations for Cody Company are consolidated with Cabot Oil & Gas Corporation as of August 1, 2001.

15. Earnings per Common Share

     Full year basic earnings per share for the Company were $1.56, $1.07, and $0.21 in 2001, 2000, and 1999, respectively, and were based on the weighted average shares outstanding of 30,275,906 in 2001, 27,383,848 in 2000, and 24,726,030 in 1999. Diluted earnings per share for the Company were $1.53, $1.06, and $0.21 in 2001, 2000, and 1999, respectively. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include stock awards and stock options, and totaled 408,361 in 2001, 281,210 in 2000, and 225,177 in 1999.

     The 6% convertible redeemable preferred stock issued May 1994 had an antidilutive effect on earnings per common share. The preferred stock was determined not to be a common stock equivalent when it was issued. As such, no adjustments were made to net income in the computation of earnings per share for 1999. No preferred stock was outstanding at the end of 2000 or 2001. See Note 10 Capital Stock for further discussion.

CABOT OIL & GAS CORPORATION

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Gas Reserves

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

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

     Estimates of proved and proved developed reserves at December 31, 2001, 2000, and 1999 were based on studies performed by the Company's petroleum engineering staff. The estimates were reviewed by Miller and Lents, Ltd., who indicated in their letter dated February 8, 2002, that based on their investigation and subject to the limitations described in their letter, they believe the results of those estimates and projections were reasonable in the aggregate.

     No major discovery or other favorable or unfavorable event after December 31, 2001, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

     The following table illustrates the Company's net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by the Company's engineering staff.

                                                                   Natural Gas
                                                      -----------------------------------
                                                                   December 31,
     (Millions of cubic feet)                            2001         2000         1999
     ------------------------------------------------------------------------------------
     Proved Reserves
       Beginning of Year                                959,222      929,602      996,756
       Revisions of Prior Estimates                     (44,266)     (14,796)      (1,555)
       Extensions, Discoveries and Other Additions       99,911      103,600       52,781
       Production                                       (69,162)     (60,934)     (65,502)
       Purchases of Reserves in Place                    91,290        5,118       26,515
       Sales of Reserves in Place                          (991)      (3,368)     (79,393)
                                                      -----------------------------------
       End of Year                                    1,036,004      959,222      929,602
                                                      ===================================

     Proved Developed Reserves                          804,646      754,962      720,670
                                                      ===================================

     Percentage of Reserves Developed                      77.7%        78.7%       77.5%
                                                      ===================================

                                                                    Liquids
                                                      ----------------------------------
                                                                  December 31,
     (Thousands of barrels)                            2001          2000          1999
     -----------------------------------------------------------------------------------
     Proved Reserves
       Beginning of Year                               9,914         8,189         7,677
       Revisions of Prior Estimates                      254           562           128
       Extensions, Discoveries and Other Additions     2,257         2,032         1,292
       Production                                     (1,996)         (988)         (963)
       Purchases of Reserves in Place                  9,255           120           362
       Sales of Reserves in Place                         --            (1)         (307)
                                                      ----------------------------------
       End of Year                                    19,684         9,914         8,189
                                                      ==================================

     Proved Developed Reserves                        15,328         8,438         5,546
                                                      ==================================

     Percentage of Reserves Developed                   77.9%         85.1%         67.7%
                                                      ==================================

Capitalized Costs Relating to Oil and Gas Producing Activities

     The following table illustrates the total amount of capitalized costs relating to natural gas and crude oil producing activities and the total amount of related accumulated depreciation, depletion and amortization.

                                                            Year Ended December 31,
     (In thousands)                                    2001          2000          1999
     -------------------------------------------------------------------------------------
     Aggregate Capitalized Costs Relating
      to Oil and Gas Producing Activities           $1,632,101    $1,180,692    $1,088,640
     Aggregate Accumulated Depreciation,
      Depletion and Amortization                    $  651,657    $  558,463    $  499,201


Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

     Costs incurred in property acquisition, exploration and development activities were as follows:

                                                            Year Ended December 31,
     (In thousands)                                    2001          2000          1999
     -------------------------------------------------------------------------------------
     Property Acquisition Costs, Proved /(1)/        $245,079      $  5,954       $18,395
     Property Acquisition Costs, Unproved /(1)/        21,116        10,869         7,163
     Exploration and Extension Well Costs /(2)/        91,261        40,008        16,117
     Development Costs                                 90,246        59,879        39,239
                                                     ------------------------------------
     Total Costs                                     $447,702      $116,710       $80,914
                                                     ====================================

     ___________________________________________________________________________
     /(1)/ Excludes the $78.0 million deferred tax gross-up on the Cody acquisition.
     /(2)/ Includes administrative exploration costs of $9,831, $8,442, and $5,633 for the years ended December 31, 2001, 2000, and 1999, respectively. These costs are excluded from the Company's calculation of finding costs.

Historical Results of Operations from Oil and Gas Producing Activities

     The results of operations for the Company's oil and gas producing activities were as follows:


                                                            Year Ended December 31,
     (In thousands)                                    2001          2000          1999
     -------------------------------------------------------------------------------------
     Operating Revenues                              $339,064      $214,116      $156,018
     Costs and Expenses
      Production                                       58,382        46,721        41,942
      Other Operating                                  22,656        17,249        17,009
      Exploration /(1)/                                71,165        19,858        11,490
      Depreciation, Depletion and Amortization         89,286        63,200        62,446
                                                     ------------------------------------
        Total Costs and Expenses                      241,489       147,028       132,887
                                                     ------------------------------------
     Income Before Income Taxes                        97,575        67,088        23,131
     Provision for Income Taxes                        34,151        23,481         8,096
                                                     ------------------------------------
     Results of Operations                           $ 63,424      $ 43,607      $ 15,035
                                                     ====================================

     ___________________________________________________________________________
     /(1)/ Includes administrative exploration costs of $9,831, $8,442, and $5,633 for the years ended December 31, 2001, 2000, and 1999, respectively. These costs are excluded from the Company's calculation of finding costs.

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

     The average prices related to proved reserves at December 31, 2001, 2000, and 1999 for natural gas ($ per Mcf) were $2.65, $9.63, and $2.36, respectively, and for oil ($ per Bbl) were $18.56, $26.18, and $24.15, respectively. Future cash inflows were reduced by estimated future development and production costs based on year-end costs to arrive at net cash flow before tax. Future income tax expense was computed by applying year-end statutory tax rates to future pretax net cash flows, less the tax basis of the properties involved. SFAS 69 requires the use of a 10% discount rate.

     Management does not use only the following information when making investment and operating decisions. These decisions are based on a number of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of anticipated economic conditions.


     Standardized Measure is as follows:
                                                           Year Ended December 31,
     (In thousands)                                2001 /(1)/    2000 /(1)/    1999 /(1)/
     ------------------------------------------------------------------------------------
     Future Cash Inflows                          $ 3,107,668   $ 9,497,181   $ 2,401,349
     Future Production Costs                         (823,988)   (1,435,489)     (622,025)
     Future Development Costs                        (266,833)     (192,893)     (164,377)
                                                  -----------   -----------   -----------
     Future Net Cash Flows Before Income Taxes      2,016,847     7,868,799     1,614,947
     10% Annual Discount for Estimated
      Timing of Cash Flows                         (1,065,747)   (4,332,551)     (877,129)
                                                  -----------   -----------   -----------
     Standardized Measure of Discounted Future
      Net Cash Flows Before Income Taxes              951,100     3,536,248       737,818
     Future Income Tax Expenses,
      Net of 10% Annual Discount /(2)/               (185,074)   (1,126,416)     (150,261)
                                                  ---------------------------------------
     Standardized Measure of Discounted
      Future Net Cash Flows                       $   766,026   $ 2,409,832   $   587,557
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

     /(2)/ Future income taxes before discount were $558,085, $2,642,810, and $457,256 for the years ended December 31, 2001, 2000 and 1999, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

     The following is an analysis of the changes in the Standardized Measure:

                                                                Year Ended December 31,
     (In thousands)                                          2001         2000        1999
---------------------------------------------------------------------------------------------
     Beginning of Year                                   $ 2,409,832   $  587,557   $ 594,078
     Discoveries and Extensions,
      Net of Related Future Costs                            100,084      486,236      65,210
     Net Changes in Prices and Production Costs /(1)/     (2,545,349)   2,441,921       1,354
     Accretion of Discount                                   353,625       73,782      73,893
     Revisions of Previous Quantity
      Estimates, Timing and Other                           (358,134)     (81,093)    (20,162)
     Development Costs Incurred                               26,158       28,540      19,586
     Sales and Transfers, Net of Production Costs           (280,682)    (167,395)   (114,076)
     Net Purchases (Sales) of Reserves in Place              119,149       16,440     (26,916)
     Net Change in Income Taxes                              941,343     (976,156)     (5,410)
                                                         ------------------------------------
     End of Year                                         $   766,026   $2,409,832   $ 587,557
                                                         ====================================

     ---------------------------------------------------------------------------
     (1) For 2000, the prices for natural gas used in this calculation were regional cash price quotes on the last day of the year. These prices were higher than the Company actually realized in December 2000. Further, based on market conditions in February 2001, the prices are not indicative of those that the Company expects to realize consistently in the future. For 2001, year-end pricing returned to the range that management considers typical.

CABOT OIL & GAS CORPORATION

SELECTED DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


        (In thousands, except per share amounts)     First     Second    Third     Fourth     Total
        ---------------------------------------------------------------------------------------------
        2001
          Operating Revenues                        $154,891  $107,606  $104,226  $ 80,319   $447,042
          Impairment of Long-Lived Assets                 --        --     1,721     5,131      6,852
          Operating Income (Loss)                     68,526    26,976    21,601   (21,737)    95,366
          Net Income (Loss)                           39,062    13,593    10,031   (15,602)    47,084
          Basic Earnings per Share                  $   1.33  $   0.46  $   0.33  $  (0.49)  $   1.56
          Diluted Earnings per Share                $   1.32  $   0.45  $   0.32  $  (0.49)  $   1.53

        2000
          Operating Revenues                        $ 85,120  $ 82,447  $ 86,237  $114,847   $368,651
          Impairment of Long-Lived Assets                 --     9,143        --        --      9,143
          Operating Income                            14,773       420    15,799    33,825     64,817
          Net Income                                   4,494     1,518     6,137    17,072     29,221
          Basic Earnings per Share                  $   0.18  $   0.05  $   0.21  $   0.59   $   1.07
          Diluted Earnings per Share                $   0.18  $   0.05  $   0.21  $   0.58   $   1.06
        ---------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" in the Company's definitive Proxy Statement in connection with the 2001 annual stockholders' meeting is incorporated by reference.

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

     See Index on page 41.

2. Financial Statement Schedules

     None.

3. Exhibits

      The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

Exhibit
Number                          Description
------                          -----------
 3.1 Certificate of Incorporation of the Company (Registration Statement No. 33-32553).
 3.2  Amended and Restated Bylaws of the Company amended September 6, 2001.
 4.1 Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
 4.2 Certificate of Designation for Series A Junior Participating Preferred Stock (Form 10-K for 1994).
 4.3 Rights Agreement dated as of March 28, 1991, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock (Form 8-A, File No. 1-10477).
      (a) Amendment No. 1 to the Rights Agreement dated February 24, 1994 (Form 10-K for 1994).
      (b) Amendment No. 2 to the Rights Agreement dated December 8, 2000 (Form 8-K for December 21, 2000).
 4.4 Certificate of Designation for 6% Convertible Redeemable Preferred Stock (Form 10-K for 1994).
 4.5 Amended and Restated Credit Agreement dated as of May 30, 1995, among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
      (a) Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form 10-K for 1995).
      (b) Amendment No. 2 to Credit Agreement dated December 24, 1996 (Form 10-K for 1996).
 4.6 Note Purchase Agreement dated May 11, 1990, among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30, 1990).
      (a) First Amendment dated June 28, 1991 (Form 10-K for 1994).
      (b) Second Amendment dated July 6, 1994 (Form 10-K for 1994).
 4.7 Note Purchase Agreement dated November 14, 1997, among the Company and the purchasers named therein (Form 10-K for 1997).
 4.8 Note Purchase Agreement dated as of July 26, 2001 among Cabot Oil & Gas Corporation and the Purchasers listed therein (Form 8-K for August 30,
      2001).
 10.1 Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr. (Form 10-K for 1995).
 10.2 Form of Change in Control Agreement between the Company and Certain Officers.
 10.3 Letter Agreement dated January 11, 1990, between Morgan Guaranty Trust Company of New York and the Company (Registration Statement No. 33-32553).
 10.4 Form of Annual Target Cash Incentive Plan of the Company (Registration Statement No. 33-32553).
 10.5 Form of Incentive Stock Option Plan of the Company (Registration
      Statement No. 33-32553).
      (a) First Amendment to the Incentive Stock Option Plan (Post-Effective Amendment No. 1 to S-8 dated April 26, 1993).

Exhibit
Number                          Description
--------------------------------------------------------------------------------
10.6 Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration Statement No. 33-32553).
10.7 Transaction Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
10.8 Tax Sharing Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
10.9 Amendment Agreement (amending the Transaction Agreement and the Tax Sharing Agreement) dated March 25, 1991 (incorporated by reference from Cabot Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).
10.10   Savings Investment Plan & Trust Agreement of the Company (Form 10-K for
        1991).
        (a) First Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
        (b) Second Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
        (c) First through Fifth Amendments to the Trust Agreement (Form 10-K for
            1995).
        (d) Third through Fifth Amendments to the Savings Investment Plan (Form 10-K for 1996).
10.11 Supplemental Executive Retirement Agreements of the Company (Form 10-K for 1991).
10.12 Settlement Agreement and Mutual Release (Tax Issues) between Cabot Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
10.13 Agreement of Merger dated February 25, 1994, among Washington Energy Company, Washington Energy Resources Company, the Company and COG Acquisition Company (Form 10-K for 1993).
10.14 1990 Non-employee Director Stock Option Plan of the Company (Form S-8 dated June 23, 1990).
        (a) First Amendment to 1990 Non-employee Director Stock Option Plan (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
        (b) Second Amendment to 1990 Non-employee Director Stock Option Plan (Form 10-K for 1995).
10.15   Second Amended and Restated 1994 Long-Term Incentive Plan of the
        Company.
10.16   Second Amended and Restated 1994 Non-Employee Director Stock Option
        Plan.
10.17 Employment Agreement between the Company and Ray R. Seegmiller dated September 25, 1995 (Form 10-K for 1995).
10.18 Form of Indemnity Agreement between the Company and Certain Officers (Form 10-K for 1997).
10.19   Deferred Compensation Plan of the Company as Amended September 1, 2001.
10.20 Trust Agreement dated September 2000 between Harris Trust and Savings Bank and the Company.
10.21 Lease Agreement between the Company and DNA COG, Ltd. dated April 24, 1998 (Form 10-K for 1998).
10.22 Credit Agreement dated as of December 17, 1998, between the Company and the banks named therein (Form 10-K for 1998).
10.23 Letter Agreement with Puget Sound Energy Company dated September 21, 1999 (Form 10-K for 1999).
10.24 Agreement and Plan of Merger, dated June 20, 2001, among Cabot Oil & Gas Corporation, COG Colorado Corporation, Cody Company and the shareholders of Cody Company (Form 8-K for June 28, 2001).
        (a) Amendment to Agreement and Plan of Merger dated as of July 10, 2001 to the Agreement and plan of Merger, dated June 20, 2001, among Cabot Oil & Gas Corporation, COG Colorado Corporation, Cody Company and the shareholders of Cody Company (Form 8-K for August 30, 2001).
        (b) Closing Agreement dated August 16, 2001 (Form 8-K for August 30,
            2001).
10.25 Employment Agreement between the Company and Dan O. Dinges dated August 29, 2001.
21.1    Subsidiaries of Cabot Oil & Gas Corporation.
23.1    Consent of PricewaterhouseCoopers LLP.
23.2    Consent of Miller and Lents, Ltd.
28.1    Miller and Lents, Ltd. Review Letter dated February 8, 2002.

B. REPORTS ON FORM 8-K

Item 2: Acquisition or Disposition of Assets filing made on October 30, 2001 as an amendment to the August 30, 2001 Form 8-K. This amendment includes Item 7. Financial Statements and Exhibits.

Item 5: Other Events filing made on January 8, 2002 includes Item 7. Press Release dated December 14, 2001 and titled "Cabot Oil & Gas Announces Natural Gas Hedges."

Item 5: Other Events filing made on January 28, 2002 includes Item 7. Press Release dated January 22, 2002 and titled "Cabot Oil & Gas Provides 2001 Capital Program Update", and Item 7. Press Release dated January 24, 2002 and titled "Cabot Oil & Gas Announces Full Year and Fourth Quarter Results."

Item 5: Other Events filing made on February 20, 2002 includes Item 7. Press Release dated February 14, 2002 and titled "Cabot Oil & Gas Finalizes Year-End Reserves", and Item 7. Press Release dated February 19, 2002 and titled "Cabot Oil & Gas Chairman & CEO to Retire."

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 19/th/ of February 2002.

                                     CABOT OIL & GAS CORPORATION

                                     By: /s/ Ray R. Seegmiller
                                         ------------------------------------
                                         Ray R. Seegmiller
                                         Chairman of the Board and
                                         Chief Exective Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                          Title                               Date
------------------------------------------------------------------------------------------

 /s/ Ray R. Seegmiller        Chairman of the Board and Chief           February 19, 2002
-------------------------
 Ray R. Seegmiller            Executive Officer
                              (Principal Executive Officer)


 /s/ Dan O. Dinges            President and Chief Operating             February 19, 2002
-------------------------
 Dan O. Dinges                Officer


 /s/ Scott C. Schroeder       Vice President, Chief Financial Officer   February 19, 2002
-------------------------
 Scott C. Schroeder           and Treasurer
                              (Principal Financial Officer)


 /s/ Henry C. Smyth           Vice President and Controller             February 19, 2002
-------------------------
 Henry C. Smyth               (Principal Accounting Officer)


 /s/ Robert F. Bailey         Director                                  February 19, 2002
-------------------------
 Robert F. Bailey


 /s/ Henry O. Boswell         Director                                  February 19, 2002
-------------------------
 Henry O. Boswell


 /s/ John G. L. Cabot         Director                                  February 19, 2002
-------------------------
 John G. L. Cabot


 /s/ James G. Floyd           Director                                  February 19, 2002
-------------------------
 James G. Floyd


 /s/ C. Wayne Nance           Director                                  February 19, 2002
-------------------------
 C. Wayne Nance

 /s/ P. Dexter Peacock        Director          February 19, 2002
---------------------------
 P. Dexter Peacock


 /s/ Charles P. Siess, Jr.    Director          February 19, 2002
---------------------------
 Charles P. Siess, Jr.


 /s/ Arthur L. Smith          Director          February 19, 2002
---------------------------
 Arthur L. Smith


 /s/ William P. Vititoe       Director          February 19, 2002
---------------------------
 William P. Vititoe