Form 10-Q
period 2002-03-31
CABOT OIL & GAS CORP
filed 2002-04-30
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 2002


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


                   Yes X                       No___
                       --


         As of April 24, 2002, there were 31,965,705 shares of Class A Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

Part I.  Financial Information                                                                              Page
                                                                                                            ----
     Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations for the Three Months
           Ended March 31, 2002 and 2001..................................................................   3

         Condensed Consolidated Balance Sheet at March 31, 2002 and December 31, 2001.....................   4

         Condensed Consolidated Statement of Cash Flows for the Three Months
           Ended March 31, 2002 and 2001..................................................................   5

         Notes to the Condensed Consolidated Financial Statements.........................................   6

         Report of Independent Accountant's Review of Interim Financial Information.......................  12

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................  13

     Item 3A.  Quantitative and Qualitative Disclosures about Market Risk.................................  20


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K............................................................  22


Signature.................................................................................................  23

PART I.    FINANCIAL INFORMATION


ITEM 1.   Financial Statements
------------------------------


                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
                                                                                         2002                2001
                                                                                      ----------          -----------
OPERATING REVENUES
    Natural Gas Production........................................................    $   46,506          $   100,725
    Brokered Natural Gas..........................................................        13,698               35,422
    Crude Oil & Condensate........................................................        13,718               11,556
    Change in Derivative Fair Value  (Note 8).....................................          (616)               6,198
    Other.........................................................................         1,767                  990
                                                                                      ----------          -----------
                                                                                          75,073              154,891
OPERATING EXPENSES
    Brokered Natural Gas Cost.....................................................        12,267               34,155
    Production and Pipeline Operations............................................        12,235                8,220
    Exploration...................................................................         7,056               10,773
    Depreciation, Depletion and Amortization......................................        23,210               15,891
    Impairment of Unproved Properties.............................................         2,337                1,482
    Impairment of Long-Lived Assets...............................................         1,063                   --
    General and Administrative....................................................         5,739                5,946
    Taxes Other than Income.......................................................         6,152                9,902
                                                                                      ----------          -----------
                                                                                          70,059               86,369
Gain (Loss) on Sale of Assets.....................................................           (18)                   4
                                                                                      ----------          -----------
INCOME FROM OPERATIONS............................................................         4,996               68,526
Interest Expense and Other........................................................         6,226                4,706
                                                                                      ----------          -----------
Income (Loss) Before Income Taxes.................................................        (1,230)              63,820
Income Tax Expense (Benefit)......................................................          (432)              24,758
                                                                                      ----------          -----------
NET INCOME (LOSS).................................................................    $     (798)         $    39,062
                                                                                      ==========          ===========

Basic Earnings (Loss) Per Share...................................................    $    (0.03)         $      1.33

Diluted Earnings (Loss) Per Share.................................................    $    (0.03)         $      1.32

Average Common Shares Outstanding.................................................        31,604               29,318

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2002                2001
                                                                               -------------      -------------

ASSETS
Current Assets
    Cash and Cash Equivalents................................................  $       4,976       $       5,706
    Accounts Receivable......................................................         51,635              50,711
    Inventories..............................................................         12,065              17,560
    Other....................................................................         12,740              11,010
                                                                               -------------       -------------
       Total Current Assets..................................................         81,416              84,987
Properties and Equipment, Net (Successful Efforts Method)....................        982,146             981,338
Other Assets.................................................................          2,613               2,706
                                                                               -------------       -------------
                                                                               $   1,066,175       $   1,069,031
                                                                               =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable.........................................................  $      64,028       $      79,575
    Accrued Liabilities......................................................         41,114              30,665
                                                                               -------------       -------------
       Total Current Liabilities.............................................        105,142             110,240
Long-Term Debt...............................................................        412,000             393,000
Deferred Income Taxes........................................................        194,543             200,859
Other Liabilities............................................................         18,798              18,380
Stockholders' Equity
    Common Stock:
       Authorized -- 40,000,000 Shares of $.10 Par Value
       Issued and Outstanding - 31,911,685 Shares and
       31,905,097 Shares in 2002 and 2001, Respectively......................          3,191               3,191
    Additional Paid-in Capital...............................................        346,885             346,260
    Retained Earnings (Accumulated Deficit)..................................         (1,412)                650
    Other Comprehensive Income (Loss) (Note 9)...............................         (8,588)                835
    Less Treasury Stock, at Cost:
       302,600 Shares in 2002 and 2001.......................................         (4,384)             (4,384)
                                                                               -------------       -------------
       Total Stockholders' Equity............................................        335,692             346,552
                                                                               -------------       -------------
                                                                               $   1,066,175       $   1,069,031
                                                                               =============       =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    ------------------------------
                                                                                       2002               2001
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss).............................................................  $      (798)       $    39,062
    Adjustment to Reconcile Net Income to Cash
      Provided by Operating Activities:
        Depletion, Depreciation and Amortization..................................       23,210             15,891
        Impairment of Undeveloped Leasehold.......................................        2,337              1,482
        Impairment of Long-Lived Assets...........................................        1,063                 --
        Deferred Income Tax Expense...............................................         (471)            13,788
        (Gain) Loss on Sale of Assets.............................................           18                 (4)
        Exploration Expense.......................................................        7,056             10,773
        Change in Derivative Fair Value...........................................          616             (6,198)
        Other.....................................................................        1,364                777
    Changes in Assets and Liabilities:
        Accounts Receivable.......................................................         (924)            14,533
        Inventories...............................................................        5,495              3,461
        Other Current Assets......................................................       (3,235)             1,759
        Other Assets..............................................................           93                144
        Accounts Payable and Accrued Liabilities..................................       (6,100)            13,110
        Other Liabilities.........................................................         (175)             1,020
                                                                                    -----------        -----------
           Net Cash Provided by Operating Activities..............................       29,549            109,598
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures..........................................................      (41,062)           (34,748)
    Proceeds from Sale of Assets..................................................           (2)               438
    Exploration Expense...........................................................       (7,056)           (10,773)
                                                                                    -----------        -----------
           Net Cash Used by Investing Activities..................................      (48,120)           (45,083)
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Debt..............................................................       56,000             19,000
    Decrease in Debt..............................................................      (37,000)           (89,000)
    Sale of Common Stock..........................................................          105              4,194
    Dividends Paid................................................................       (1,264)            (1,172)
                                                                                    -----------        -----------
           Net Cash Provided (Used) by Financing Activities.......................       17,841            (66,978)
                                                                                    -----------        -----------

Net Decrease in Cash and Cash Equivalents.........................................         (730)            (2,463)
Cash and Cash Equivalents, Beginning of Period....................................        5,706              7,574
                                                                                    -----------        -----------
Cash and Cash Equivalents, End of Period..........................................  $     4,976        $     5,111
                                                                                    ===========        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

     In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards 143, "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   2002             2001
                                                                                -----------     ------------
                                                                                             (In thousands)
     Unproved Oil and Gas Properties........................................    $    70,014     $     70,709
     Proved Oil and Gas Properties..........................................      1,426,317        1,400,341
     Gathering and Pipeline Systems.........................................        132,201          131,768
     Land, Building and Improvements........................................          4,767            4,674
     Other..................................................................         27,844           27,513
                                                                                -----------     ------------
                                                                                  1,661,143        1,635,005
     Accumulated Depreciation, Depletion and Amortization...................       (678,997)        (653,667)
                                                                                -----------     ------------
                                                                                $   982,146     $    981,338
                                                                                ===========     ============

3.       ADDITIONAL BALANCE SHEET INFORMATION

         Certain balance sheet amounts are comprised of the following:

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2002              2001
                                                                                      ----------       ------------
                                                                                             (In thousands)
         Accounts Receivable
           Trade Accounts..........................................................   $   41,976       $   39,570
           Joint Interest Accounts.................................................       11,274           12,889
           Current Income Tax Receivable...........................................        2,662            2,662
           Other Accounts..........................................................          990              986
                                                                                      ----------       ----------
                                                                                          56,902           56,107
         Allowance for Doubtful Accounts...........................................       (5,267)          (5,396)
                                                                                      ----------       ----------
                                                                                      $   51,635       $   50,711
                                                                                      ==========       ==========

         Other Current Assets
           Commodity Hedging Contracts.............................................   $       --       $    2,387
           Drilling Advances.......................................................        4,544            2,111
           Prepaid Balances........................................................        1,508            2,114
           Restricted Cash and Other Accounts......................................        6,688            4,398
                                                                                      ----------       ----------
                                                                                      $   12,740       $   11,010
                                                                                      ==========       ==========

         Accounts Payable
           Trade Accounts..........................................................   $   20,457       $   19,914
           Natural Gas Purchases...................................................        3,828            4,559
           Royalty and Other Owners................................................       12,581           11,041
           Capital Costs...........................................................       17,304           30,923
           Taxes Other Than Income.................................................        1,835            2,686
           Drilling Advances.......................................................        2,405            2,627
           Wellhead Gas Imbalances.................................................        2,634            2,353
           Other Accounts..........................................................        2,984            5,472
                                                                                      ----------       ----------
                                                                                      $   64,028       $   79,575
                                                                                      ==========       ==========

         Accrued Liabilities
           Employee Benefits.......................................................   $    3,894       $    7,151
           Taxes Other Than Income.................................................       14,354           13,623
           Interest Payable........................................................        5,789            6,996
           Commodity Hedging Contracts - Short-Term................................       14,380               --
           Other Accrued...........................................................        2,697            2,895
                                                                                      ----------       ----------
                                                                                      $   41,114       $   30,665
                                                                                      ==========       ==========

         Other Liabilities
           Postretirement Benefits Other Than Pension..............................   $    1,693       $    1,689
           Accrued Pension Cost....................................................        7,715            7,280
           Taxes Other Than Income and Other.......................................        9,390            9,411
                                                                                      ----------       ----------
                                                                                      $   18,798       $   18,380
                                                                                      ==========       ==========

4.       LONG-TERM DEBT

         At March 31, 2002, the Company had $142 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal. At March 31, 2002, excess capacity totaled $108 million, or 43% of the total available credit line.

     In addition to the credit facility, the Company has the following debt outstanding:

.. $100 million of 12-year 7.19% Notes to be repaid in five annual installments of $20 million beginning in November 2005
.. $75 million of 10-year 7.26% Notes due in July 2011
.. $75 million of 12-year 7.36% Notes due in July 2013
.. $20 million of 15-year 7.46% Notes due in July 2016


5.   EARNINGS PER SHARE

     Basic earnings per share for the first three months of the year were based on the year-to-date weighted average shares outstanding of 31,603,717 in 2002 and 29,318,262 in 2001. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include both stock awards and stock options, and totaled 471,719 in 2002 and 396,431 in 2001.

6.   ENVIRONMENTAL LIABILITY

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

7.   LITIGATION

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

West Virginia Royalty Litigation

     In late December 2001, two royalty owners sued the Company in West Virginia State court for an unspecified amount of damages. The plaintiffs have requested class certification under the West Virginia Rules of Civil Procedure and allege that the Company has failed to pay royalty based upon the wholesale market value of the gas produced, that the Company has taken improper deductions from the royalty and has failed to properly inform the plaintiffs and other similarly situated persons of deductions taken from the royalty. The plaintiffs have also claimed that they are entitled to a 1/8th royalty share of the gas sales contract settlement the Company reached with Columbia in the 1995 Columbia bankruptcy proceeding.

     The Company has removed the suit to Federal court. At a recent status conference, the Court set up a schedule for the procedural handling of the plaintiffs' allegations that the case should proceed as a class action. Under this procedure, all discovery and pleadings necessary to place class certification issue before the Court are expected to be completed by November 1, 2002.

     The investigation into this claim continues and it is in the discovery phase. The Company intends to vigorously defend the case. The Company has a reserve that it believes is adequate to provide for these potential liabilities based on its estimate of the probable outcome of this matter. While the potential impact to the Company may materially affect quarterly or annual financial results including cash flows, management does not believe it would materially impact the Company's financial position.

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuation on natural gas and crude oil production. At March 31, 2002, the Company had three cash flow hedges open: a series of nine natural gas collar arrangements, a series of ten natural gas costless collar arrangements and one crude oil price collar arrangement. At March 31, 2002, a $13.9 million pre-tax unrealized loss was recorded to Other Comprehensive Income along with a $14.4 million derivative liability, and a non-cash loss of approximately $0.5 million. The ineffective portion of the cash flow hedges was recorded as a component of the Change in Derivative Fair Value on the income statement. If commodity prices equal those as of March 31, 2002, the Company would reclass a deferred loss of approximately $8.6 million ($13.9 million pre-tax) to earnings from Accumulated Other Comprehensive Income during the next twelve months.

     For 2002, the Company has entered into the following derivative arrangements:

.. A series of nine natural gas price collar arrangements covering 16.1 Bcf of production over the period of January through April 2002 with weighted average floor and ceiling prices of $2.68 per Mcf and $3.53 per Mcf.
.. A series of ten natural gas price costless collar arrangements covering 18.3
  Bcf of production over the period of May through August 2002 with weighted average floor and ceiling prices of $2.54 per Mcf and $3.17 per Mcf.
.. A crude oil price collar arrangement covering 1,224 Mbbls of production over the period of March through December 2002 with a $20.00 per barrel floor price and a $23.00 per barrel ceiling price.


9.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the three-month periods ended March 31:

                                                            THREE MONTHS ENDED           THREE MONTHS ENDED
                                                              MARCH 31, 2002                MARCH 31, 2001
                                                       ---------------------------    --------------------------
                                                                           (In thousands)
Accumulated Other Comprehensive Income -
     Beginning of Period..................................                $      835                  $       --
Net Income (Loss).........................................  $    (798)                  $   39,062

Other Comprehensive Income (net of tax)
     Cumulative effect of change in accounting
        principle - January 1, 2001.......................         --                       (2,617)
     Reclassification adjustment for
        settled contracts.................................     (1,592)                         487
     Changes in fair value of outstanding
        hedge positions...................................     (7,831)                         424
                                                            ---------                   ----------
Other Comprehensive Income................................  $  (9,423)    $   (9,423)   $   (1,706)   $   (1,706)
                                                            ---------     ----------    ----------    ----------

Comprehensive Income......................................  $ (10,221)                  $   37,356
                                                            =========                   ==========
Accumulated Other Comprehensive Income -
     End of Period........................................                $   (8,588)                $    (1,706)
                                                                          ==========                 ===========

10.  RETIREMENT OF EXECUTIVE OFFICER

     In May 2002, Ray Seegmiller will retire as the Company's Chairman and
Chief Executive Officer. The Company expects to record a charge of approximately $3.2 million in the second quarter of 2002 for expenses related to his retirement. The costs include a lump sum cash payment of $0.9 million in recognition of Mr. Seegmiller's employment agreement, his contributions to the Company and in lieu of a 2002 long-term incentive award. Another $1.0 million will be expensed as part of his supplemental executive retirement plan benefits. Mr. Seegmiller's previously awarded stock grants and options will vest upon retirement, resulting in estimated compensation expense of approximately $1.3 million. This amount related to the acceleration of the stock award vesting is an estimate and will be based on the closing stock price on May 2, 2002.

11.  ACQUISITION OF CODY COMPANY

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

     The following unaudited pro forma condensed income statement information has been prepared to give effect to the Cody acquisition as if it had occurred on January 1, 2001. The information presented is not necessarily indicative of the results of future operations of the Company.

                                                            QUARTER ENDED
                                                            MARCH 31, 2001
                                                            --------------
                                                              (Unaudited)
                                                            (In thousands)

Revenues................................................... $  187,307
                                                            ----------
Net Income................................................. $   47,145
                                                            -----------
   per share - Basic....................................... $     1.51
   per share - Diluted..................................... $     1.49


The results of operations for Cody Company are consolidated with Cabot Oil & Gas Corporation as of August 1, 2001.

Report of Independent Accountants

To the Board of Directors and Shareholders of Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for each of the three-month periods ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PricewaterhouseCoopers LLP

Houston, Texas
April 25, 2002

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following review of operations for the first quarter of 2002 and 2001 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 2001.

Overview

     In the first quarter of 2002, we produced 22.5 Bcfe, an increase of 26% over the 2001 first quarter, and the highest first quarter in Company history. Natural gas production was 18.4 Bcf, up 3.1 Bcf compared to the 2001 first quarter. Oil production was up 263 Mbbls, or 65% over the comparable quarter of last year. Production from the properties acquired with Cody Company contributed most of the increase, but drilling successes in the Gulf Coast and Eastern regions have also served to improve production rates.

     Commodity prices were unusually high during the first quarter of 2001, and our financial results reflected their impact during that period. However, in the first quarter of 2002, natural gas prices were 61% lower and crude oil prices were 28% lower than in 2001. This softer commodity price environment impacted our financial results. Operating revenues decreased $79.8 million, or 52%, and net income decreased $39.9 million, mainly as a result of this weakened price environment. Operating cash flows were similarly impacted, declining by $80.0 million over last year.

     Our first quarter net loss was $0.8 million, or $0.03 per share, including a $0.6 million non-cash loss realized from the change in the fair value of our derivatives under SFAS 133 (see Note 8) and a $1.1 million impairment recorded on two small fields. The impairments occurred since it was determined that the reserves on these two small fields were not commercially viable. These selected items decreased after-tax net income by $1.0 million, or $0.04 per share, in the first quarter of 2002. Excluding these selected items, our first quarter 2002 net income was $0.2 million, or $0.01 per share.

     We drilled 21 gross wells (17 development and 4 exploratory wells) with a success rate of 95% compared to 43 gross wells (39 development and 4 exploratory wells) and a 91% success rate in the first quarter of 2001. For the full year, we plan to drill 111 gross wells and spend $104.7 million in capital and exploration expenditures compared to 208 gross wells and $453.4 million of capital and exploration expenditures in 2001, including the $231.2 million August 2001 Cody acquisition. Total expenditures were $34.5 million for the first quarter of 2002, compared to $53.5 million for the comparable period in 2001.

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

Financial Condition

     Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves. The level of earnings and cash flows depend on many factors, including the price of crude oil and natural gas and our ability to control and reduce costs. Demand for crude oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, demand and prices moved higher strengthening from the summer of 2000 to the spring of 2001 until they began to decline in the late summer and early fall of 2001 and remained low to start 2002. This is a variation from the cyclical nature of demand that we had seen previously in the market.

     Our primary source of cash during the first quarter of 2002 was from funds generated from operations and increased borrowing on our revolving credit facility. Cash was primarily used to fund exploration and development expenditures and to pay dividends.

     We had a net cash outflow of $0.7 million in the first quarter of 2002. Cash inflows from operating activities totaled $29.6 million in the current quarter. The $48.1 million of capital and exploration expenditures were funded with a combination of the operating cash flows and $19.0 million of increased borrowing on the revolving credit facility.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               2002                    2001
                                                                             --------                --------
                                                                                       (In millions)
Cash Flows Provided by Operating Activities..................................$   29.6                $  109.6
                                                                             ========                ========

     Cash flows from operating activities in the 2002 first quarter were $80.0 million lower than the corresponding quarter of 2001 primarily due to lower natural gas and oil prices and less favorable changes in working capital.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               2002                    2001
                                                                             --------                --------
                                                                                       (In millions)
Cash Flows Used by Investing Activities......................................$  (48.1)               $  (45.1)
                                                                             ========                ========

     Cash flows used by investing activities in the first quarter of 2002 were entirely for capital and exploration expenditures of $48.1 million. A portion of this cash spending related to the 2001 capital program as certain 2001 projects were completed in the first quarter of 2002. Cash flows used by investing activities in the first quarter of 2001 were substantially attributable to capital and exploration expenditures of $45.5 million, partially offset by proceeds from the sale of certain oil and gas properties of $0.4 million.

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               2002                    2001
                                                                             --------                --------
                                                                                       (In millions)
Cash Flows Provided (Used) by Financing Activities...........................$   17.8                $  (67.0)
                                                                             ========                ========

     Cash flows provided by financing activities in the first quarter of 2002 consist primarily of $19.0 million in increased borrowings on the revolving credit facility. Cash flows used by financing activities in the first quarter of 2001 included $70 million used to reduce borrowings on our revolving credit facility. Proceeds from the exercise of stock options in the first quarter were $0.1 million in 2002 and $4.2 million in 2001.

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

     Our 2002 interest expense is expected to be approximately $29.2 million, including interest on the $170 million 7.33% weighted average fixed rate notes used to partially fund the acquisition of Cody Company in 2001. In May 2001, a $16 million principal payment was made on the 10.18% Notes. This amount had been reflected as "Current Portion of Long-Term Debt" on the balance sheet. Additionally, the final $16 million payment on these notes that was due in May 2002 was paid in May 2001 using existing capacity on the revolving credit agreement.

         Capitalization

         Our capitalization information is as follows:

                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    2002                  2001
                                                                                --------              -----------
                                                                                            (In millions)
     Debt.....................................................................  $  412.0               $  393.0
     Stockholders' Equity/(1)/................................................     335.7                  346.6
                                                                                --------               --------
     Total Capitalization.....................................................  $  747.7               $  739.6
                                                                                ========               ========

     Debt to Capitalization...................................................      55.1%                  53.1%

     /(1)/ Includes common stock, net of treasury stock. No shares of preferred stock were outstanding.


     During the first quarter of 2002, we paid dividends of $1.3 million on the Common Stock. A regular dividend of $0.04 per share of Common Stock has been declared for each quarter since we became a public company.

     Capital and Exploration Expenditures

     On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures while considering projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                              2002                  2001
                                                                            --------              --------
                                                                                  (In millions)
     Capital Expenditures
         Drilling and Facilities.........................................   $   25.9              $   26.2
         Leasehold Acquisitions..........................................        1.0                  12.7
         Pipeline and Gathering .........................................        0.2                   0.5
         Other...........................................................        0.3                   3.3
                                                                            --------              --------
                                                                                27.4                  42.7
     Exploration Expenses................................................        7.1                  10.8
                                                                            --------              --------
         Total...........................................................   $   34.5              $   53.5
                                                                            ========              ========

     Total capital and exploration expenditures in the first quarter of 2002 decreased $19.0 million compared to the same quarter of 2001, primarily as a result of planned decreases in leasehold acquisition costs and other capital projects.

     We plan to drill 111 gross wells in 2002 compared with 208 gross wells drilled in 2001. This 2002 drilling program includes $104.7 million in total capital and exploration expenditures, down from $453.4 million in 2001, which was our largest capital program to date and included the acquisition of Cody Company. Expected spending in 2002 includes $62.6 million for drilling and dry hole exposure, $7.8 million for lease acquisition and $9.9 million in geological and geophysical expenses. In addition to the drilling and exploration program, other 2002 capital expenditures are planned primarily for production equipment and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

Results of Operations


         Selected Financial and Operating Data

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                2002                     2001
                                                                             -----------             -----------
                                                                               (In millions, except where noted)
Operating Revenues..........................................................   $    75.1               $   154.9
Operating Expenses..........................................................        70.1                    86.4
Operating Income............................................................         5.0                    68.5
Interest Expense............................................................         6.2                     4.7
Net Income (Loss)...........................................................        (0.8)                   39.1
Earnings (Loss) Per Share - Basic...........................................   $   (0.03)              $    1.33
Earnings (Loss) Per Share - Diluted.........................................   $   (0.03)              $    1.32

Natural Gas Production (Bcf)
     Gulf Coast.............................................................         7.5                     4.8
     West...................................................................         6.4                     6.4
     East...................................................................         4.5                     4.1
                                                                               ---------               ---------
     Total Company..........................................................        18.4                    15.3
                                                                               =========               =========

Natural Gas Production Sales Prices ($/Mcf)
     Gulf Coast.............................................................   $    2.67               $    7.34
     West...................................................................   $    2.14               $    6.10
     East...................................................................   $    2.85               $    6.44
     Total Company..........................................................   $    2.53               $    6.57

Crude Oil Production (Mbbl)
     Gulf Coast.............................................................         610                     328
     West...................................................................          50                      68
     East...................................................................           8                       9
                                                                               ---------               ---------
     Total Company..........................................................         668                     405
                                                                               =========               =========

Crude Oil Production Sales Prices ($/Bbl)
     Gulf Coast.............................................................   $   20.57               $   28.83
     West...................................................................   $   20.97               $   27.36
     East...................................................................   $   16.41               $   27.21
     Total Company..........................................................   $   20.55               $   28.55

Brokered Natural Gas Margin
     Volume (Bcf)...........................................................         3.2                     4.8
     Margin ($/Mcf).........................................................   $    0.45               $    0.26

     The table below presents the after-tax effect of certain selected items on our results of operations for the three months ended March 31, 2002 and 2001.

         (In millions)                                   2002           2001
         --------------------------------------------------------------------
         Net Income Before Selected Items              $  0.2        $  35.3
             Change in derivative fair value/(1)/        (0.4)           3.8
             Impairment of Long-Lived Assets             (0.6)
                                                       ----------------------
             Net Income (Loss)                         $ (0.8)       $  39.1
                                                       ======================

            /(1)/ See discussion in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

     For the first quarter of 2002, we reported a net loss of $0.8 million or $0.03 per share. In the comparable quarter of 2001, we reported $39.1 million of $1.33 per share. Selected items related to the change in derivative valuation and impairment of long-lived assets impacted our first quarter financial results. Because these items are not a part of our business operations or because they are unrealized gains or losses on future transactions, we have isolated the effect in the table above. The discussion below excludes the impact of these selected items.

     First Quarters of 2002 and 2001 Compared

     Net Income and Revenues. We reported net income before the selected items
     -----------------------
in the first quarter of 2002 of $0.2 million, or $0.01 per share. During the corresponding quarter of 2001, we reported net income before the selected item of $35.3 million, or $1.20 per share. Operating revenues decreased by $73.0 million and operating income decreased by $55.7 million. Natural gas sales related to our production made up 61%, or $46.5 million, of operating revenue. The 49% decrease in operating revenues was primarily due to a 61% decline in our realized average natural gas price compared to the first quarter of 2001. This decline was partially offset by a 20% increase in natural gas production. Net income and operating income were similarly impacted by the decline in the average natural gas price.

     The average Gulf Coast natural gas production sales price decreased $4.67 per Mcf, or 64%, to $2.67, decreasing operating revenues by approximately $32.7 million. In the Western region, the average natural gas production sales price decreased $3.96 per Mcf, or 65%, to $2.14, decreasing operating revenues by approximately $25.6 million. The average Eastern region natural gas production sales price decreased $3.59 per Mcf, or 56%, to $2.85, decreasing operating revenues by approximately $16.1 million. The overall weighted average natural gas production sales price decreased $4.04 per Mcf, or 61%, to $2.53, decreasing revenues by $74.4 million.

     Natural gas production volume in the Gulf Coast region was up 2.7 Bcf, or 56%, to 7.5 Bcf primarily due to production from properties acquired with the Cody Company acquisition in August 2001. Natural gas production volume in the Western region was the same as the comparable quarter of 2001 at 6.4 Bcf. Natural gas production volume in the Eastern region was up 0.4 Bcf to 4.5 Bcf, as a result of an increase in drilling activity in the region in 2001. The improvement in total natural gas production of 3.1 Bcf, or 20%, increased revenue by $20.2 million in the first quarter of 2002.

     The volume of crude oil sold in the quarter increased by 263 Mbbls, or 65%, to 668 Mbbls, increasing operating revenues by $7.5 million. This increase in crude oil production was due both to production from properties acquired with Cody Company in August 2001, and production increases in south Louisiana due to 2001 drilling activity. However, crude oil prices fell $8.00 per Bbl, or 28%, to $20.55, resulting in a decrease to operating revenues of approximately $5.3 million. In total, revenue from crude oil sales was $2.2 million, or 19%, above the 2001 first quarter.

     Brokered natural gas revenue decreased $21.7 million, or 61%, over the first quarter of last year. The sales price of brokered natural gas fell 41%, resulting in a decrease in revenue of $9.4 million, combined with a 35% decrease in volume of natural gas brokered this quarter, reducing revenues by $12.3 million. After including the related brokered natural gas costs, we realized a net margin of $1.4 million in the first quarter of 2002 and $1.3 million in the comparable quarter of 2001.

     Other operating revenues increased $0.8 million to $1.8 million. This change was primarily a result of:

.. A $0.4 million increase in transportation revenue as operations commenced on a new gathering system in the Western region.
.. A $0.9 million increase due to a decrease in payout and gas balancing costs.
  In the first quarter of 2001, we had recorded the impact of resolving several payout and gas balancing issues.
.. A $0.8 million decrease in natural gas liquids revenue as a result of a downward revision to accrued revenue from the prior quarter.
.. A $0.2 million increase in natural gas processing plant revenue.

     Costs and Expenses. Total costs and expenses from operations decreased
     ------------------
$17.4 million in the first quarter of 2002 compared to the same quarter of 2001. The primary reasons for this fluctuation are as follows:

  . Brokered natural gas cost decreased $21.9 million, or 64%, from the first quarter of last year. The cost of brokered natural gas fell 45%, resulting in a decrease to expense of $10.0 million. Additionally, a 35% decrease in volume of natural gas brokered this quarter reduced costs by $11.9 million.

  . Direct operating expense increased $4.0 million, or 49%, primarily as a result of costs associated with operating the Gulf Coast properties acquired with Cody Company in August 2001. Additionally, operating costs have increased in the Gulf Coast, and to a lesser extent in the Rocky Mountains, where we are have more active properties than in prior quarters. On a per unit basis, operating expense has risen from $0.46 per Mcf in the first quarter of 2001 to $0.54 per Mcf in 2002.

  . Exploration expense decreased $3.7 million, or 34%, primarily as a result of lower spending on geological and geophysical expenses and delay rentals in 2002. During the first quarter of 2001, we spent more than $3.7 million in these areas in preparation for drilling which would occur later in 2001 and in 2002. These categories of costs were $1.2 million during the first quarter of 2002. Certain other employee compensation costs recorded only in 2001 accounted for the remainder of the decrease.

  . Depreciation, depletion, amortization and impairment expense increased $8.2 million, or 47%, due to the increase in natural gas and oil production this quarter and the higher influence of the Gulf Coast rate (including amounts attributable to the Cody Company properties) on the weighted average due to the higher production contribution of this region. On a per unit basis, DDA for the first quarter was $0.97 per Mcf in 2001 and $1.14 per Mcf in 2002.

  . General and administrative costs declined $0.2 million, or 3%, as a result of additional bad debt expense recorded in the first quarter of 2001 related to the fourth quarter 2000 bankruptcy of two customers.

  . Taxes other than income declined $3.8 million, or 38%, as a result of lower commodity prices realized this quarter.


     Interest expense increased $1.5 million as a result of a higher average level of outstanding debt during the first quarter of 2002 when compared to the first quarter of 2001. The new debt was primarily related to the Cody Company acquisition.

     Income tax expense was down $22.2 million due to the comparable decrease in earnings before income tax.

     Recently Issued Accounting Pronouncements

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

     Conclusion

     Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first three months of 2002 was more than 60% lower than in 2001. The volatility of natural gas prices in recent years remains prevalent in 2002 with wide price swings in day-to-day trading on the NYMEX futures market. Additionally, we have natural gas price collars in place through August 2002 and oil price collars in place through December 2002, which both offer some protection against falling prices and remove some benefit of rising prices. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

     The preceding paragraphs contain forward-looking information. See Forward-Looking Information above.

ITEM 3A.   Quantitative and Qualitative Disclosures about Market Risk
---------------------------------------------------------------------

Commodity Price Swaps and Options

Hedges on Production - Swaps

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. During the first quarter of 2002, we did not have any natural gas price swaps covering our production. During the first quarter of 2001, natural gas price swaps covered 261 Mmcf, fixing the sales price of this gas at $4.31 per Mcf. We entered into no oil price swaps covering the first quarter of 2002 or 2001.

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

Hedges on Production - Options

     In December 2000, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of costless collars. Under the costless collar arrangements, if the index rises above the ceiling price, we pay the counterparty. If the applicable index falls below the floor, the counterparty pays us. The 2001 natural gas price hedges included several costless collar arrangements based on eight price indexes at which we sold a portion of our production. These hedges were in place for the months of February through October 2001 and covered 5,274 Mmcf, or 34%, of our natural gas production for the first quarter of 2001. All indexes were within the collars during February, however some fell below the floor during the period of March resulting in $0.1 million cash revenue for the quarter.

     Again in December of 2001, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our 2002 production through the use of natural gas price collar arrangements. The natural gas price hedges included several collar arrangements based on nine price indexes at which we sell a portion of our production. These hedges are in place for the months of January through April 2002 and cover 68% of our anticipated natural gas production during this period. These collars have a ceiling of $3.53 per Mcf and a floor of $2.68 per Mcf. A premium totaling $0.9 million was paid to purchase these collar arrangements.

     In March 2002, we entered into another series of natural gas collars that cover approximately 77% of our anticipated production during the months of May through August 2002. These collars have a ceiling of $3.17 per Mcf and a floor of $2.54 per Mcf. These natural gas price hedges are similar to those in place during the first four months of 2002, but no premium was paid to enter into these collars.

     Also in the first quarter of 2002, we entered into a crude oil price collar arrangement that covers approximately 46% of our production during the period from March through December 2002. This collar is based on NYMEX settlements, and has a ceiling of $23.00 per barrel and a floor of $20.00 per barrel.

     In accordance with the latest guidance from the FASB's Derivative Implementation Group, we test the effectiveness of the combined intrinsic and time values and the effective portion of each will be recorded as a component of Other Comprehensive Income. Any ineffective portion will be recorded as a gain or loss in the current period. As of March 31, 2002, we have recorded $15.3 million of Other Comprehensive Loss, a $0.6 million Unrealized Hedge Loss, the reversal of a $1.5 million Hedge Assets and a $14.4 million Hedge Liability.

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



                              CABOT OIL & GAS CORPORATION
                                    (Registrant)





April 30, 2002                By:    /s/ Scott C. Schroeder
                                   ---------------------------------------------
                                   Scott C. Schroeder, Vice President, Chief
                                       Financial Officer and Treasurer
                                   (Principal Executive Officer Duly Authorized
                                    to Sign on Behalf of the Registrant)


                              By:    /s/ Henry C. Smyth
                                   ---------------------------------------------
                                   Henry C. Smyth, Vice President and Controller (Principal Accounting Officer)