Form 10-K/A
period 2001-12-31
CABOT OIL & GAS CORP
filed 2002-06-28
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

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

                                    DELAWARE

                            (State of incorporation)

                                   04-3072771

                              (IRS Employer ID No.)

                   1200 Enclave Parkway, Houston, Texas 77077

                     (Address of principal executive office)

                                 (281) 589-4600

                            (Registrant's telephone)

The registrant hereby amends the annual report on Form 10-K to include under
Part IV, Item 14, a(3) the following:

             EXHIBIT 99.1 - Annual Report on Form 11-K for the Cabot
                  Oil & Gas Corporation Savings Investment Plan

                           CABOT OIL & GAS CORPORATION

                      INDEX TO FORM 10-K/A, AMENDMENT NO. 1

                                                                                                            PAGE

Signature page                                                                                               2

Exhibit 99.1 - Annual Report on Form 11-K for the Cabot Oil & Gas Savings Investment Plan


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CABOT OIL & GAS CORPORATION




                                           By: /s/ Henry C. Smyth
                                               ---------------------------------
                                               Henry C. Smyth
                                               Vice President and Controller

June 28, 2002