Form 10-Q
period 2002-09-30
CABOT OIL & GAS CORP
filed 2002-10-29
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002


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

     As of October 22, 2002, there were 31,795,548 shares of Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


Part I.  Financial Information                                                                    Page
                                                                                                  ----
     Item 1.  Financial Statements

        Condensed Consolidated Statement of Operations for the Three and Nine Months
           Ended September 30, 2002 and 2001 ....................................................  3

        Condensed Consolidated Balance Sheet at September 30, 2002 and December 31, 2001 ........  4

        Condensed Consolidated Statement of Cash Flows for the Three and Nine Months
           Ended September 30, 2002 and 2001 ....................................................  5

        Notes to Condensed Consolidated Financial Statements ....................................  6

        Report of Independent Accountants ....................................................... 13

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ............................................................. 14

     Item 3A.  Quantitative and Qualitative Disclosures about Market Risk ....................... 22

     Item 4.  Controls and Procedures ........................................................... 23


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K .................................................. 24

Signature ....................................................................................... 25

Certifications .................................................................................. 26

PART I.    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------  --------------------------
                                                                2002         2001          2002           2001
                                                            ----------   ----------     ---------      ----------
NET OPERATING REVENUES
     Natural Gas Production ................................. $52,029     $ 70,805       $152,684       $246,152
     Brokered Natural Gas ...................................  10,838       18,447         40,223         81,142
     Crude Oil and Condensate ...............................  20,754       12,712         51,792         35,232
     Other ..................................................   1,928        2,262          5,508          4,198
                                                              -------     --------       --------        -------
                                                               85,549      104,226        250,207        366,724
OPERATING EXPENSES
     Brokered Natural Gas Cost ..............................   9,771       18,472         36,619         78,951
     Direct Operations - Field & Pipeline ...................  11,652       11,745         35,808         29,615
     Exploration ............................................   9,803       14,441         27,683         39,754
     Depreciation, Depletion and Amortization ...............  25,420       22,716         72,083         54,805
     Impairment of Unproved Properties ......................   2,337        2,232          7,011          5,196
     Impairment of Long-Lived Assets ........................     --         1,721          1,063          1,721
     General and Administrative .............................   5,966        6,520         21,277         18,158
     Taxes Other Than Income ................................   5,273        4,547         18,900         21,164
                                                              -------     --------       --------        -------
                                                               70,222       82,394        220,444        249,364
Gain (Loss) on Sale of Assets ...............................    (216)        (231)           195           (258)
                                                              -------     --------       --------        -------
INCOME FROM OPERATIONS ......................................  15,111       21,601         29,958        117,102
Interest Expense ............................................   6,314        5,140         18,871         14,549
                                                              -------     --------       --------        -------
Income Before Income Taxes ..................................   8,797       16,461         11,087        102,553
Income Tax Expense ..........................................   2,672        6,430          3,638         39,868
                                                              -------     --------       --------        -------
NET INCOME .................................................. $ 6,125     $ 10,031       $  7,449       $ 62,685
                                                              =======     ========       ========       ========

Basic Earnings Per Share .................................... $  0.19     $   0.33       $   0.23       $   2.10

Diluted Earnings Per Share .................................. $  0.19     $   0.32       $   0.23       $   2.07

Average Common Shares Outstanding ...........................  31,793       30,644         31,712         29,829


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                 (In Thousands)


                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          2002                2001
                                                                      -------------      -------------
ASSETS
Current Assets
    Cash and Cash Equivalents ........................................ $    4,668          $    5,706
    Accounts Receivable ..............................................     48,681              50,711
    Inventories ......................................................     19,459              17,560
    Other ............................................................     13,037              11,010
                                                                       ----------          ----------
       Total Current Assets ..........................................     85,845              84,987
Properties and Equipment, Net (Successful Efforts Method) ............    960,704             981,338
Other Assets .........................................................      4,253               2,706
                                                                       ----------          ----------
                                                                       $1,050,802          $1,069,031
                                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable ................................................. $   52,480          $   79,575
    Accrued Liabilities ..............................................     31,504              30,665
                                                                       ----------          ----------
       Total Current Liabilities .....................................     83,984             110,240
Long-Term Debt .......................................................    395,000             393,000
Deferred Income Taxes ................................................    202,176             200,859
Other Liabilities ....................................................     15,235              18,380
Stockholders' Equity
    Common Stock:
       Authorized -- 40,000,000 Shares of $.10 Par Value
       Issued and Outstanding - 32,096,448 Shares and
       31,905,097 Shares in 2002 and 2001, Respectively ..............      3,210               3,191
    Additional Paid-in Capital .......................................    352,257             346,260
    Retained Earnings ................................................      4,291                 650
    Accumulated Other Comprehensive Income (Loss) (Note 9) ...........       (967)                835
    Less Treasury Stock, at Cost:
       302,600 Shares in 2002 and 2001 ...............................     (4,384)             (4,384)
                                                                       ----------          ----------
       Total Stockholders' Equity ....................................    354,407             346,552
                                                                       ----------          ----------
                                                                       $1,050,802          $1,069,031
                                                                       ==========          ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                              ---------------------    -----------------------
                                                                2002          2001        2002         2001
                                                              -------       -------    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ............................................... $  6,125    $  10,031    $   7,449     $  62,685
   Adjustment to Reconcile Net Income to
     Cash Provided by Operating Activities:
       Depletion, Depreciation and Amortization .............   25,420       22,716       72,083        54,805
       Impairment of Unproved Properties ....................    2,337        2,232        7,011         5,196
       Impairment of Long-Lived Assets ......................      --         1,721        1,063         1,721
       Deferred Income Taxes ................................    2,492       11,550        2,443        30,657
       (Gain) Loss on Sale of Assets ........................      216          231         (195)          258
       Exploration Expense ..................................    9,803       14,441       27,683        39,754
       Change in Derivative Fair Value ......................   (1,774)         422         (594)         (789)
       Other ................................................      848          939        3,754         2,320
   Changes in Assets and Liabilities:
       Accounts Receivable ..................................    4,034       (3,090)       2,030        26,946
       Inventories ..........................................   (4,308)      (6,072)      (1,899)       (9,229)
       Other Current Assets .................................      (47)      (5,914)      (2,443)       (6,448)
       Other Assets .........................................   (1,525)        (662)      (1,547)         (445)
       Accounts Payable and Accrued Liabilities .............  (20,528)      (5,814)      (5,412)        3,577
       Other Liabilities ....................................    2,159        4,974       (3,145)        3,790
                                                              --------    ---------    ---------     ---------
         Net Cash Provided by Operating Activities ..........   25,252       47,705      108,281       214,798
                                                              --------    ---------    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital Expenditures .....................................  (15,460)    (213,041)     (86,649)     (276,795)
   Proceeds from Sale of Assets .............................      228        5,159        3,671         5,898
   Exploration Expense ......................................   (9,803)     (14,441)     (27,683)      (39,754)
                                                              --------    ---------    ---------     ---------
     Net Cash Used by Investing Activities ..................  (25,035)    (222,323)    (110,661)     (310,651)
                                                              --------    ---------    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of Common Stock .....................................       13          372        3,150         7,748
   Increase in Debt .........................................   36,000      289,000      136,000       362,000
   Decrease in Debt .........................................  (38,000)    (109,000)    (134,000)     (264,000)
   Dividends Paid ...........................................   (1,272)      (1,183)      (3,808)       (3,537)
                                                              --------    ---------    ---------     ---------
     Net Cash Provided (Used) by Financing Activities .......   (3,259)     179,189        1,342       102,211
                                                              --------    ---------    ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents ........   (3,042)       4,571       (1,038)        6,358
Cash and Cash Equivalents, Beginning of Period ..............    7,710        9,361        5,706         7,574
                                                              --------    ---------    ---------     ---------
Cash and Cash Equivalents, End of Period .................... $  4,668    $  13,932    $   4,668     $  13,932
                                                              ========    =========    =========     =========


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

     Our independent accountants have performed a review of these condensed consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, their report should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Section 7 and 11 of the Act.

     In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standards 143, "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in January 2003. At this time, management is continuing its analysis of this pronouncement and has laid out a schedule to finalize the resulting impact, which will be disclosed in the 2002 Form 10-K.

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, were adoption by the Company in 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe that the adoption of this statement will impact its financial position, results of operations, or cash flows.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS 146 are not expected to have a material impact on the Company's consolidated financial statements.

2.   PROPERTIES AND EQUIPMENT

     Properties and equipment are comprised of the following:


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2002              2001
                                                                        -------------    -------------
                                                                                (In thousands)

           Unproved Oil and Gas Properties ...........................  $   74,454         $   70,709
           Proved Oil and Gas Properties .............................   1,445,158          1,400,341
           Gathering and Pipeline Systems ............................     135,373            131,768
           Land, Building and Improvements ...........................       4,873              4,674
           Other .....................................................      28,826             27,513
                                                                        ----------         ----------
                                                                         1,688,684          1,635,005
           Accumulated Depreciation, Depletion and Amortization ......    (727,980)          (653,667)
                                                                        ----------         ----------
                                                                        $  960,704         $  981,338
                                                                        ==========         ==========


3.   ADDITIONAL BALANCE SHEET INFORMATION

     Certain balance sheet amounts are comprised of the following:

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2002                2001
                                                                        -------------      -------------
                                                                                  (In thousands)
          Accounts Receivable
           Trade Accounts ............................................     $47,260             $39,570
           Joint Interest Accounts ...................................       4,789              12,889
           Current Income Tax Receivable .............................       1,363               2,662
           Other Accounts ............................................         524                 986
                                                                           -------             -------
                                                                            53,936              56,107
         Allowance for Doubtful Accounts .............................      (5,255)             (5,396)
                                                                           -------             -------
                                                                           $48,681             $50,711
                                                                           =======             =======
         Other Current Assets
           Commodity Hedging Contracts ...............................     $ 1,971             $ 2,387
           Drilling Advances .........................................       2,812               2,111
           Prepaid Balances ..........................................       3,201               2,114
           Restricted Cash and Other Accounts ........................       5,053               4,398
                                                                           -------             -------
                                                                           $13,037             $11,010
                                                                           =======             =======

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              2002              2001
                                                                          -------------    -------------
                                                                                  (In thousands)
         Accounts Payable
           Trade Accounts ................................................ $11,396             $19,914
           Natural Gas Purchases .........................................   4,758               4,559
           Royalty and Other Owners ......................................  16,618              11,041
           Capital Costs .................................................   7,161              30,923
           Taxes Other Than Income .......................................   1,272               2,686
           Drilling Advances .............................................   1,827               2,627
           Wellhead Gas Imbalances .......................................   2,855               2,353
           Other Accounts ................................................   6,593               5,472
                                                                           -------             -------
                                                                           $52,480             $79,575
                                                                           =======             =======
         Accrued Liabilities
           Employee Benefits ............................................. $ 7,666             $ 7,151
           Taxes Other Than Income .......................................  13,797              13,623
           Interest Payable ..............................................   5,590               6,996
           Commodity Hedging Contracts ...................................   1,918                  --
           Income Taxes Payable ..........................................     880                  45
           Other Accrued .................................................   1,653               2,850
                                                                           -------             -------
                                                                           $31,504             $30,665
                                                                           =======             =======
         Other Liabilities
           Postretirement Benefits Other Than Pension .................... $ 1,750             $ 1,689
           Accrued Pension Cost ..........................................   4,775               7,280
           Taxes Other Than Income and Other .............................   8,710               9,411
                                                                           -------             -------
                                                                           $15,235             $18,380
                                                                           =======             =======


4.   LONG-TERM DEBT

     At September 30, 2002, the Company had $125 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time-to-time on the basis of the projected present value (as determined by the banks' petroleum engineer incorporating certain assumptions provided by the lender) of estimated future net cash flows from proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in December 2003 and is subject to renewal. At September 30, 2002, excess capacity totaled $125 million, or 50% of the total available credit line.

     On October 28, 2002, the Company entered into a new revolving credit facility with a group of nine banks including seven that participated in the previous facility and two new banks. The new facility has a term of four years and expires in October 2006. The terms and conditions are similar to the previous facility with adjustments for current market pricing. Both the LIBOR and base rate pricing options increased in response to existing bank market conditions. LIBOR spreads are now 125 to 175 basis points versus the previous 75 to 125 basis points. The base rate, which previously had no spread, now adds 25 to 75 basis points depending on the level of indebtedness. The new facility remains unsecured.

     In addition to the credit facility, the Company has the following debt outstanding:

o $100 million of 12-year 7.19% Notes to be repaid in five annual installments of $20 million beginning in November 2005

o    $75 million of 10-year 7.26% Notes due in July 2011

o    $75 million of 12-year 7.36% Notes due in July 2013

o    $20 million of 15-year 7.46% Notes due in July 2016

5.   EARNINGS PER SHARE

     Basic earnings per share for the third quarter were based on the quarterly weighted average shares outstanding of 31,793,342 in 2002 and 30,644,481 in 2001. Basic earnings per share for the first nine months of the year were based on the year-to-date weighted average shares outstanding of 31,712,145 in 2002 and 29,828,850 in 2001. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. Third quarter common stock equivalents, which include both stock awards and stock options, totaled 342,675 in 2002 and 354,300 in 2001. For the year-to-date period ended September 30, the common stock equivalents were 367,471 in 2002 and 434,244 in 2001. Stock awards and stock options excluded from the calculation of diluted earnings per share because the effect was antidilutive were 1,231,132 and 975,004 for the third quarter of 2002 and 2001, respectively, and 1,206,336 and 895,060 for the year-to-date periods ended September 30, 2002 and 2001, respectively.

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

     A group of potentially responsible parties, including the Company, formed a group, called the Casmalia Negotiating Committee ("CNC"). The CNC has had extensive settlement discussions with the EPA and has entered into a consent decree, which will require the CNC to pay approximately $27 million toward Site clean up in return for a release from liability. On January 30, 2002, the Company placed $1,283,283 in an escrow account, representing the Company's volumetric share of the CNC/United States settlement. This cash settlement, once released from escrow and paid to the federal government after the consent decree is entered by the court, will resolve all federal claims against the Company for response costs and will release the Company from all response costs related to the Site, except for future claims against the Company for natural resource damage, unknown conditions, transshipment risks and claims by third parties, nearly all of which are expected to be covered by insurance to be purchased by participating CNC members. No determination has been made as to whether any insurance arrangement will allow the Company to recover its contribution to the settlement.

     The Company has established a reserve that management believes to be adequate to provide for this environmental liability and related legal costs.

7.   LITIGATION

Wyoming Royalty Litigation

     In June 2000, two overriding royalty owners sued the Company in Wyoming state court for unspecified damages. The plaintiffs have requested class certification under the Wyoming Rules of Civil Procedure and allege that the Company has improperly deducted costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that the Company has failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties. In December 2001, thirteen overriding royalty owners sued the Company in Wyoming federal district court. The plaintiffs in the federal case have made the same general claims pertaining to deductions from their overriding royalty as the plaintiffs in the Wyoming state court case but have not asked for class certification.

     Although the Company believes that a number of the its defenses are supported by Wyoming case law, a recent letter decision handed down by a state district court in another case does not support certain of the defenses. The decision has not been reduced to a formal order and it is not known what effect, if any, the decision will have on the pending cases.

     The Company is vigorously defending both the cases. The Company has a reserve that it believes is adequate to provide for these potential liabilities based on its estimate of the probable outcome of these matters. Should circumstances change, the potential impact to the Company may materially affect quarterly or annual results of operations and cash flows. However management does not believe it would materially impact the Company's financial position.

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

     The investigation into this claim continues and it is in the discovery phase. The Company is vigorously defending the case. The Company has a reserve that it believes is adequate to provide for these potential liabilities based on its estimate of the probable outcome of this matter. Should circumstances change, the potential impact to the Company may materially affect quarterly or annual results of operations and cash flows. However management does not believe it would materially impact the Company's financial position.

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At September 30, 2002, the Company had three cash flow hedges open: a series of natural gas price swaps, and two crude oil price collar arrangements. Additionally, the Company had one crude oil price range swap open at September 30, 2002 that did not qualify for hedge accounting under SFAS 133. At September 30, 2002, a $1.6 million pre-tax unrealized loss was recorded to Other Comprehensive Income along with a $1.9 million derivative liability, a $2.0 million derivative asset, and a non-cash gain of approximately $0.6 million. The ineffective portion of the cash flow hedges, a $1.0 million year-to-date loss, and the mark-to-market gain on the crude oil price range swap of $1.6 million were recorded as a component of Natural Gas Production and Crude Oil and Condensate revenue, as appropriate. This classification is a modification of prior period disclosures that segregated the ineffective portion of the cash flow hedges as the Change in Derivative Fair Value on the Statement of Operations. Prior period amounts including a loss of $0.4 million for the quarter and a gain of $0.8 million year-to-date have been reclassified to reflect the new presentation method. If commodity prices remain at the current level over the next twelve months, the Company would recognize a loss of approximately $1.0 million ($1.6 million pre-tax) to earnings which was deferred in Accumulated Other Comprehensive Income at September 30, 2002.

     The Company has entered into the following derivative arrangements:

o A series of nine natural gas price collar arrangements covering 16.1 Bcf of production over the period of January through April 2002 with weighted average floor and ceiling prices of $2.68 per Mcf and $3.53 per Mcf.

o    A series of ten natural gas price costless collar arrangements covering
     18.3 Bcf of production over the period of May through August 2002 with weighted average floor and ceiling prices of $2.54 per Mcf and $3.17 per Mcf.

o A crude oil price collar arrangement covering 1,224 Mbbls of production over the period of March through December 2002 with a $20.00 per barrel floor price and a $23.00 per barrel ceiling price.

o A series of natural gas price swaps covering 1.3 Bcf of production in October 2002 with a weighted average fixed price of $4.12 per Mcf.

o Subsequent to the end of the third quarter, we entered into a series of natural gas price swaps covering 1.7 Bcf of production in November 2002 with a weighted average fixed price of $4.63 per Mcf.

o Subsequent to the end of the third quarter, we entered into a series of natural gas price swaps covering 9.9 Bcf of production during the period November 2002 through December 2003 at a fixed price of $4.30 per Mcf.

o A crude oil price collar arrangement covering 272 Mbbls of production over the period of January through June 2003 with a $24.00 per barrel floor price and a $28.50 per barrel ceiling price.

o A crude oil range swap arrangement covering 730 Mbbls of production over the period January through December 2003. This derivative provides for a fixed price swap at $28.15 per barrel, unless the Nymex West Texas Intermediate monthly average price falls below $21.00/barrel. If the Nymex West Texas Intermediate monthly average price falls below $21.00/barrel for any month, the swap is cancelled for that month. The derivative does not qualify for hedge accounting under SFAS 133.

9.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the nine-month periods ended September 30:


                                                             NINE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2002            SEPTEMBER 30, 2001
                                                       ---------------------------    --------------------------
                                                                             (In thousands)
Accumulated Other Comprehensive Income -
     Beginning of Period                                               $      835                     $       --
Net Income .............................................. $ 7,449                       $   62,685

Other Comprehensive Income (net of tax)
     Cumulative effect of change in accounting
        principle - January 1, 2001 .....................      --                           (2,617)
     Reclassification adjustment for
        settled contracts ...............................  (2,933)                          14,543
     Changes in fair value of outstanding
        hedge positions .................................   1,131                           (5,980)
                                                          -------                       ----------
Other Comprehensive Income (Loss)........................ $(1,802)     $   (1,802)      $    5,946    $    5,946
                                                          -------      ----------       ----------    ----------
Comprehensive Income .................................... $ 5,647                       $   68,631
                                                          =======                       ==========
Accumulated Other Comprehensive
     Income (Loss) - End of Period ......................              $     (967)                    $     5,946
                                                                       ==========                     ===========

     Comprehensive income for the third quarter 2002 was $8.0 million, including net income of $6.1 million, a negative reclassification adjustment for settled contracts of $1.5 million and a positive change in fair value of open hedges of $3.4 million. For the comparable period of 2001, comprehensive income was $2.8 million, including net income of $10.0 million, a positive reclassification adjustment for settled contracts of $12.3 million and a negative change in fair value of open hedges of $19.5 million.

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

11.  ACQUISITION OF CODY COMPANY

     In August 2001, the Company acquired the stock of Cody Company, the parent of Cody Energy LLC ("Cody acquisition") for $231.2 million for consideration of $181.3 million of cash and 1,999,993 shares of common stock valued at $49.9 million. Substantially all of the proved reserves of Cody Company are located in the onshore Gulf Coast region. The acquisition was accounted for using the purchase method of accounting. As such, the Company reflected the assets and liabilities acquired at fair value in the Company's balance sheet effective August 1, 2001 and the results of operations of Cody Company beginning August 1, 2001. The Company recorded a purchase price of approximately $315.6 million; which was allocated to specific assets and liabilities based on certain estimates of fair values resulting in approximately $302.4 million allocated to property and $13.2 million allocated to working capital items. The remaining $78.0 million of the recorded purchase price reflected a non-cash item pertaining to the deferred income taxes attributable to the differences between the tax basis and the fair value of the acquired oil and gas properties, and acquisition related fees and costs of $6.4 million.

     The following unaudited pro forma condensed income statement information has been prepared to give effect to the Cody acquisition as if it had occurred on January 1, 2001. The information presented is not necessarily indicative of the results of future operations of the Company.


                                         PERIOD ENDING SEPTEMBER 30, 2001
                                            QUARTER         NINE MONTHS
                                         -------------   ----------------
                                                   (Unaudited)
                                                 (In thousands)
Revenues ................................  $109,345         $425,210

Net Income ..............................  $ 10,708         $ 72,681
     Per share - Basic ..................  $   0.34         $   2.31
     Per share - Diluted ................  $   0.34         $   2.28

The results of operations for Cody Company are consolidated with Cabot Oil & Gas Corporation as of August 1, 2001.

Report of Independent Accountants

To the Board of Directors and Shareholders of Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations and of cash flows for each of the three and nine-month periods ended September 30, 2002 and September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
October 25, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following review of operations for the first nine months of 2002 and 2001 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 2001.

Overview

     In the first nine months of 2002, we produced 68.7 Bcfe, an increase of
10.9 Bcfe, or 19% over the comparable period of 2001. Natural gas production was
55.6 Bcf, up 6.0 Bcf compared to the first nine months of 2001. Oil production was up 844 Mbbls, or 65% over the comparable period of last year. Production from the properties acquired with Cody Company contributed 7.3 Bcfe, or 67% of the total 10.9 Bcfe increase in equivalent production, and drilling successes in the Gulf Coast and Eastern regions have contributed the other 3.6 Bcfe, or 33%.

     Commodity prices were unusually high during the first nine months of 2001, and our financial results reflected their impact during that period. However, in the first nine months of 2002, natural gas prices were 44% lower and crude oil prices were 13% lower than in 2001. This lower commodity price environment effected our financial results. Operating revenues decreased $116.5 million, or 32%, and net income decreased $55.2 million, mainly as a result of this weakened price environment. Operating cash flows were similarly impacted, declining by $106.5 million over last year. Our net income for the first nine months of 2002 was $7.4 million or $0.23 per share, down from $62.7 million or $2.10 per share, in the comparable period of 2001.

     We drilled 85 gross wells (79 development and 6 exploratory wells) with a success rate of 93% compared to 154 gross wells (132 development and 22 exploratory wells) and an 88% success rate in the first nine months of 2001. For the full year, we plan to drill 115 gross wells and spend $126.3 million in capital and exploration expenditures compared to 208 gross wells and $453.4 million of capital and exploration expenditures in 2001, including the $231.2 million August 2001 Cody acquisition. Total expenditures were $90.6 million for the first nine months of 2002, compared to $379.6 million (including $231.2 for the acquisition of Cody Company) for the comparable period in 2001.

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

Financial Condition

     Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves. The level of earnings and cash flows depend on many factors, including the price of crude oil and natural gas and our ability to control and reduce costs. Demand for crude oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, demand and prices moved higher from the summer of 2000 to the spring of 2001 until they began to decline in the late summer and early fall of 2001 and remained low to start 2002. Natural gas prices then recovered somewhat during the second and third quarters of 2002. Crude oil prices have risen consistently throughout 2002. This is a variation from the cyclical nature of demand that we had seen previously in the market and may be a result of increases in commodity storage levels.

     Our primary sources of cash during the first nine months of 2002 were from funds generated from operations, as well as proceeds from a sale on non-strategic assets and exercises of stock options. Cash was primarily used to fund exploration and development expenditures and to pay dividends.

     We had a net cash outflow of $1.0 million in the first nine months of 2002. Cash inflows from operating activities totaled $108.3 million in the period. The $114.3 million of capital and exploration expenditures were funded with a combination of the operating cash flows, $3.7 million in proceeds from the sale of non-strategic assets, $3.2 million in proceeds from stock option exercises and $2.0 million of increased borrowing on the revolving credit facility.


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                        2002                    2001
                                                    -----------             -----------
                                                                (In millions)
Cash Flows Provided by Operating Activities ........   $108.3                  $214.8
                                                       ======                  ======

     Cash flows from operating activities in the first nine months of 2002 were $106.5 million lower than the corresponding period of 2001 primarily due to lower natural gas and oil prices and less favorable changes in working capital.


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                        2002                    2001
                                                    -----------             -----------
                                                                (In millions)
Cash Flows Used by Investing Activities ............  $(110.6)               $(310.6)
                                                      =======                =======


     Cash flows used by investing activities in the first nine months of 2002 were primarily a result of capital and exploration expenditures of $114.3 million. This amount was partially offset by $3.7 million in proceeds from the sale of non-strategic assets. A portion of the 2002 cash spending related to the 2001 capital program as certain 2001 projects were completed in the first quarter of 2002. Cash flows used by investing activities in the first nine months of 2001 were substantially attributable to capital and exploration expenditures of $316.5 million, partially offset by proceeds from the sale of certain oil and gas properties of $5.9 million. The 2001 capital expenditures included the August 2001 acquisition of Cody Company.


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                        2002                    2001
                                                    -----------             -----------
                                                                (In millions)
Cash Flows Provided by Financing Activities ........  $    1.3                $  102.2
                                                      ========                ========


     Cash flows provided by financing activities in the first nine months of 2002 consist primarily of $2.0 million in increased borrowings on the revolving credit facility and $3.2 million in proceeds from stock option exercises. Dividends of $3.8 million were paid to date in 2002. Cash flows provided by financing activities in the first nine months of 2001 included a $98 million net increase in debt. We issued 7.3% weighted average fixed rate notes in July 2001 for $170 million. However, during 2001, we also reduced our level of borrowing on our revolving credit facility and repaid the 10.18% Notes. Additionally, $3.5 million was used to pay dividends. Proceeds from the exercise of stock options in the period were $7.7 million.

     The available credit line under our revolving credit facility, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the bank's petroleum engineer) and other assets. The revolving term of the existing credit facility ends in December 2003. In October 2002, the Company entered into a new credit facility agreement that runs through October 2006. It is similar in terms to the facility that it replaces. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

     Our 2002 interest expense is expected to be approximately $25 million, including interest on the $170 million 7.33% weighted average fixed rate notes used to partially fund the acquisition of Cody Company in 2001.

     The limited partner in a partnership that owns an interest in oil and gas properties has notified the Company of its intent to dissolve the partnership. The partnership interest was acquired as part of the Cody acquisition. The Company is evaluating its options in connection with the notice, including purchasing the limited partner's interest, negotiating a preferential right to purchase the limited partner's interest, and liquidating and terminating the partnership. The Company can not predict with any degree of certainty the outcome of this matter or its impact on the Company's financial position, cash flows or results of operations.

     Capitalization

     Our capitalization information is as follows:


                                                SEPTEMBER 30,         DECEMBER 31,
                                                    2002                  2001
                                                ------------          ------------
                                                           (In millions)

         Debt                                      $395.0                $393.0
         Stockholders' Equity (1) ..............    354.4                 346.6
                                                   ------                ------
         Total Capitalization ..................   $749.4                $739.6
                                                   ======                ======

         Debt to Capitalization ................     52.7%                 53.1%

         -------------
         (1) Includes common stock, net of t reasury stock.

     During the first nine months of 2002, w e paid dividends of $3.8 million on the Common Stock. A regular dividend of $0.0 4 per share of Common Stock has been declared for each quarter since we became a public company.

     Capital and Exploration Expenditures

     On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures based upon projected cash flows for the year.

     The following table presents major components of capital and exploration expenditures:

                                                   NINE MONTHS ENDED SEPT. 30,
                                                   2002                  2001
                                               -----------           -----------
                                                          (In millions)
         Capital Expenditures
             Drilling and Facilities ........... $   55.6              $   86.4
             Leasehold Acquisitions ............      2.0                  14.7
             Pipeline and Gathering ............      2.4                   2.4
             Other .............................      0.8                   0.2
                                                 --------              --------
                                                     60.8                 103.7
                                                 --------              --------
         Proved Property Acquisitions ..........      2.1                 236.1
         Exploration Expenses ..................     27.7                  39.8
                                                 --------              --------
             Total ............................. $   90.6              $  379.6
                                                 ========              ========

     Excluding the $231.2 million Cody acquisition, total capital and exploration expenditures in the first nine months of 2002 decreased $57.8 million compared to the same period of 2001, primarily as a result of planned decreases in drilling, leasehold acquisition costs and other capital projects in response to lower commodity prices.

     We plan to drill 115 gross wells in 2002 compared with 208 gross wells drilled in 2001. This 2002 drilling program includes $126.3 million in total capital and exploration expenditures, down from $453.4 million in 2001, which was our largest capital program to date and included the acquisition of Cody Company. Expected spending in 2002 includes $77.7 million for drilling and dry hole exposure, $8.2 million for lease acquisition and $11.6 million in geological and geophysical expenses. In addition to the drilling and exploration program, other 2002 capital expenditures are planned primarily for production equipment and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

Results of Operations

     Selected Financial and Operating Data

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ---------------------------    --------------------------
                                                      2002         2001              2002         2001
                                                    --------     ---------        ---------    ---------
                                                              (In millions, except where noted)
Net Operating Revenues ..........................    $ 85.5      $104.2             $250.2       $366.7
Operating Expenses ..............................      70.2        82.4              220.4        249.4
Operating Income ................................      15.1        21.6               30.0        117.1
Interest Expense ................................       6.3         5.1               18.9         14.5
Net Income ......................................       6.1        10.0                7.4         62.7
Earnings Per Share - Basic ......................    $ 0.19      $  0.33            $ 0.23       $ 2.10
Earnings Per Share - Diluted ....................    $ 0.19      $  0.32            $ 0.23       $ 2.07

Natural Gas Production (Bcf)
     Gulf Coast .................................       8.0         7.9               23.2         17.3
     West .......................................       6.2         6.4               18.9         19.4
     East .......................................       4.5         4.6               13.5         12.9
                                                     ------      ------             ------       ------
     Total Company ..............................      18.7        18.9               55.6         49.6

Natural Gas Production Sales Prices ($/Mcf)
     Gulf Coast .................................    $ 3.27      $  3.91            $ 3.07       $ 5.19
     West .......................................    $ 2.00      $  3.10            $ 2.18       $ 4.43
     East .......................................    $ 3.04      $  4.56            $ 3.07       $ 5.45
     Total Company ..............................    $ 2.77      $  3.77            $ 2.76       $ 4.95

Crude/Condensate
     Volume (MBbl) ..............................       766          509             2,151        1,307
     Price ($/Bbl) ..............................    $24.97      $ 24.99            $23.34       $26.96

Brokered Natural Gas Margin
     Volume (Bcf) ...............................       5.7         5.2               14.7         15.6
     Margin ($/Mcf) .............................    $ 0.19      $(0.01)            $ 0.25       $ 0.14


     Third Quarters of 2002 and 2001 Compared

     Net Income and Revenues. We reported net income in the third quarter of 2002 of $6.1 million, or $0.19 per share. During the corresponding quarter of 2001, we recorded net income of $10.0 million, or $0.33 per share. Operating revenues decreased by $18.7 million and operating income decreased by $6.5 million. Natural gas made up 61%, or $52.0 million, of net operating revenue in 2002. The decrease in net operating revenues was driven by a 26% decline in realized natural gas prices. Net income and operating income were similarly impacted by the reduction in commodity prices.

     The average Gulf Coast natural gas production sales price decreased $0.64 per Mcf, or 16%, to $3.27, decreasing net operating revenues by approximately $4.6 million. In the Western region, the average natural gas production sales price decreased $1.10 per Mcf, or 35%, to $2.00, decreasing net operating revenues by approximately $7.2 million. The average natural gas production sales price in the East region decreased $1.52 per Mcf, or 33%, to $3.04, decreasing net operating revenues by approximately $6.8 million. The overall weighted average natural gas production sales price decreased $1.00 per Mcf, or 26%, to $2.77, decreasing revenues by $18.6 million. Sales of approximately 74% of our natural gas production for the first two months of the quarter were covered by a series of natural gas price collars that limited our exposure to movements in commodity prices. Index prices rose above the ceiling of most of these collars for July and August of 2002. The resulting $0.5 million hedge loss decreased our realized natural gas price for the quarter by $0.03 per Mcf. These collar arrangements covered 149 Mmcf of natural gas production per day and expired in August 2002.

     Natural gas production volume in the Gulf Coast region was up 0.1 Bcf, or 2%, to 8.0 Bcf primarily due to new production brought on line in south Texas and also due somewhat to the full quarter impact of the acquisition of Cody Company in August 2001. Natural gas production volume in the Western region was down 0.2 Bcf, or 3%, to 6.2 Bcf. Natural gas production volume in the East region was down 0.1 Bcf, or 2%, to 4.5 Bcf. The 0.2 Bcf, or 1%, decline in total natural gas production decreased revenue by $0.7 million in the third quarter of 2002. Production declines in 2002 were the result of the reduced drilling program for 2002.

     Brokered natural gas revenue decreased $7.6 million, or 41%, over the third quarter of last year. The sales price of brokered natural gas declined 46%, resulting in a decrease in revenue of $9.4 million, only partially offset by a 10% rise in volume of natural gas brokered this quarter, improving revenues by $1.8 million. After including the related brokered natural gas costs, we realized a net margin of $1.1 million in the third quarter of 2002 and we realized no margin in the comparable quarter of 2001.

     Crude oil prices decreased $0.02 per Bbl to $24.97. The volume of crude oil sold in the quarter increased by 257 Mbbls, or 50%, to 766 Mbbls, boosting net operating revenues by $6.4 million. This improvement in volume is primarily in the Gulf Coast, which had the benefit of both the August 2001 Cody acquisition and increased production resulting from the 2001 drilling program. Additionally, a $1.6 million unrealized gain on the change in derivative fair value was recorded in the third quarter of 2002 primarily related to a crude oil price range swap in place for 2003.

     Other net operating revenues decreased $0.3 million to $1.9 million, primarily as a result of lower natural gas liquids sales due to a lower volume of transactions.

     Costs and Expenses. Total costs and expenses from operations decreased $12.2 million, or 15%, in the third quarter of 2002 compared to the same period of 2001. The primary reasons for this fluctuation are as follows:

o Brokered natural gas cost decreased $8.7 million, or 47%, over the third quarter of last year. The price per Mcf of brokered natural gas decreased 52%, resulting in a decrease to expense of $10.5 million, offset by a 10% increase in volume of natural gas brokered this quarter, increasing costs by $1.8 million. After including the related brokered natural gas revenues, we realized a net margin of $1.1 million in the third quarter of 2002 and we realized no margin in the comparable quarter of 2001.

o Direct operating expense decreased $0.1 million, or 1%. On a per unit basis, operating expense declined from $0.53 per Mcf in the third quarter of 2001 to $0.50 per Mcf in 2002.

o Exploration expense decreased $4.6 million, or 32%, primarily as a result of a $6.8 million decline in dry hole expense from the comparable quarter of 2001. However, geological and geophysical expense, primarily related to the acquisition and processing of seismic data, increased $1.7 million for the quarter. Delay rental payments were up $0.8 million for the quarter primarily as the result of lower than normal costs in the third quarter of 2001. These changes are consistent with the 2002 budget and the more active 2001 drilling program.

o Depreciation, depletion, amortization and impairment expense increased $1.1 million, or 4%, due to the increase in natural gas and oil production in the quarter, as well as the stronger influence of the higher cost Gulf Coast region. Equivalent production in this region has increased 14% from last year's third quarter including amounts attributable to the Cody Company properties. On a per unit basis, DD&A for the third quarter was $1.12 per Mcf in 2001 and $1.17 per Mcf in 2002.

o General and administrative costs declined $0.6 million, or 9%, primarily as a result of reductions to salary costs and related expenses. During the third quarter of 2001, payroll costs included the salaries of certain employees of the acquired Cody Company assisting in the transition and who were released by the end of 2001.

o Taxes other than income increased $0.7 million, or 16%, for the third quarter 2002. A one-time severance tax refund of $1.1 million pre-tax was received in the third quarter of 2001 for taxes previously paid in Louisiana that recently qualified for the Severance Tax Relief Program as deep wells. Slightly offsetting this change was the reduction in taxes as a result of lower natural gas and oil prices this quarter.

     Interest expense increased $1.2 million as a result of a higher average level of outstanding debt during the third quarter of 2002 when compared to the third quarter of 2001. The new debt was primarily related to the Cody Company acquisition in August 2001.

     Income tax expense decreased $3.8 million due both to the comparable decrease in earnings before income tax and due to a $0.8 million credit to income tax expense from an adjustment to deferred taxes.

     Nine Months of 2002 and 2001 Compared

     Net Income and Revenues. We reported net income in the first nine months of 2002 of $7.4 million, or $0.23 per share. During the corresponding period of 2001, we had net income of $62.7 million, or $2.10 per share. Operating revenues and operating income decreased $116.5 million and $87.1 million, respectively. Natural gas made up 61%, or $152.7 million, of net operating revenue in 2002. The decrease in net operating revenues was driven primarily by a 44% decrease in the average natural gas price and by a 13% decrease in the average oil price. Net income and operating income were similarly impacted by the decline in commodity prices.

     The average Gulf Coast natural gas production sales price decreased $2.12 per Mcf, or 41%, to $3.07, decreasing net operating revenues by approximately $46.5 million. In the Western region, the average natural gas production sales price decreased $2.25 per Mcf, or 51%, to $2.18, decreasing net operating revenues by approximately $43.1 million. The average East region natural gas production sales price decreased $2.38 per Mcf, or 44%, to $3.07, decreasing net operating revenues by approximately $32.0 million. The overall weighted average natural gas production sales price decreased $2.19 per Mcf, or 44%, to $2.76, decreasing revenues by $121.6 million. The impact of the change in derivative fair value on year-to-date natural gas revenue was a $1.0 million reduction to revenue in 2002, and a $0.8 million addition to revenue in 2001

     Natural gas production volume in the Gulf Coast region was up 5.8 Bcf, or 34%, to 23.2 Bcf due both to the August 2001 Cody acquisition and to new production brought on line in south Texas. Natural gas production volume in the Western region declined 0.5 Bcf, or 3%, to 18.9 Bcf due to a decline in net wells drilled in the region during 2002. Natural gas production volume in the East region was up 0.6 Bcf, or 5%, to 13.5 Bcf, as a result of an increase in drilling activity in the region during 2001. The 6.0 Bcf, or 12%, rise in total natural gas production increased revenue by $29.9 million in the first nine months of 2002.

     The volume of crude oil sold in the first nine months of the year increased by 844 Mbbl, or 65%, to 2,151 Mbbl, increasing net operating revenues by $22.8 million. Our increased crude oil sales volumes were primarily from the Gulf Coast region, which had the benefit of both the August 2001 Cody acquisition and increased production resulting from the 2001 and 2002 drilling programs. Crude oil prices decreased $3.62 per Bbl, or 13%, to $23.34, resulting in a decrease to net operating revenues of approximately $7.8 million. Additionally, a $1.6 million unrealized gain on the change in derivative fair value was recorded in 2002 primarily related to a crude oil price range swap in place for 2003.

     Brokered natural gas revenue decreased $40.9 million, or 50%, over the first nine months of last year. The sales price of brokered natural gas declined 48%, resulting in a decrease in revenue of $36.4 million, combined with a 6% decrease in volume of natural gas brokered this period, which reduced revenues by $4.5 million. After including the related brokered natural gas costs, we realized a net margin of $3.6 million in the first nine months of 2002 and $2.2 million in the comparable period of 2001.

     Other operating revenues increased $1.3 million to $5.5 million, both as a result of transportation revenues from a new pipeline in the Rocky Mountains area in 2002 and a decrease in revenue reductions related to payouts on certain fields.

Costs and Expenses. Total costs and expenses from operations decreased $28.9 million, or 12%, due primarily to the following:

o Brokered natural gas cost decreased $42.3 million, or 54%, over the first nine months of last year. . The price per Mcf of brokered natural gas dropped 51%, resulting in a decrease to expense of $37.9 million, combined with a 6% decrease in volume of natural gas brokered this quarter, reducing costs by $4.4 million. After including the related brokered natural gas revenues we realized a net margin of $3.6 million in the first nine months of 2002 and $2.2 million in the comparable period of 2001.

o Direct operating expense increased $6.2 million, or 21%, primarily as a result of costs associated with operating the properties acquired in the Cody acquisition in August 2001. Additionally, operating costs have increased in the remainder of the Gulf Coast, and to a lesser extent in the Rocky Mountains and East, where we are have more active properties than in prior quarters. On a per unit basis, operating expense has increased slightly from $0.51 per Mcf in the first nine months of 2001 to $0.52 per Mcf in 2002.

o Exploration expense decreased $12.1 million, or 30%, as a result of a $12.1 million decline in dry hole expense from the comparable period of 2001. Geological and geophysical expenses primarily related to the acquisition and processing of seismic data has increased $1.1 million for the period, offset by a decrease of $1.1 million in administrative costs. These changes are consistent with the 2002 budget and the more active 2001 drilling program.

o Depreciation, depletion and amortization expense increased $18.4 million, or 30%, due to the increase in natural gas and oil production and the stronger influence of the higher cost Gulf Coast region. Equivalent production in this region has increased 45% from last year including amounts attributable to the Cody Company properties. On a per unit basis, DD&A for the first nine months of the year was $1.04 per Mcf in 2001 and $1.14 per Mcf in 2002.

o General and administrative expenses increased $3.1 million, or 17%, primarily due to costs related to the retirement of the Chief Executive Officer in May 2002. Partially offsetting this increase was a $0.4 million reduction due to additional bad debt expense recorded in the first quarter of 2001 related to the fourth quarter 2000 bankruptcy of two customers.

o Taxes other than income declined $2.3 million, or 11%, primarily as a result of lower commodity prices realized this year.

     Interest expense increased $4.2 million as a result of a higher average level of outstanding debt during the first nine months of 2002 when compared to 2001. The new debt was primarily related to the Cody Company acquisition.

     Income tax expense decreased $36.2 million due to the comparable decrease in earnings before income tax and due to a $0.8 million credit to income tax expense from an adjustment to deferred taxes.

     Forward-Looking Information

     The statements regarding future financial performance and results, market prices and the other statements which are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Conclusion

     Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received in the first nine months of 2002 was 44% lower than in 2001. The volatility of natural gas prices in recent years remains prevalent in 2002 with wide price swings in day-to-day trading on the NYMEX futures market. Additionally, we have natural gas price swaps covering 37 Mmcf per day in place for October 2002, oil price collars covering 4 Mbbls per day in place through December 2002, oil price collars for
1.5 Mbbls per day for the first half of 2003, natural gas price swaps in place for November 2002 through December 2003 for 23 Mmcf per day, and an oil price range swap in place for 2003 covering 2 Mbbls per day, which all offer some protection against falling prices and remove some benefit of rising prices. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures.

     We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

     The preceding paragraph contains forward-looking information. See Forward-Looking Information on page 20.

ITEM 3A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Swaps and Options

Hedges on Production - Swaps

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. During the first nine months of 2002, we did not have any natural gas price swaps covering our production. During the first nine months of 2001, natural gas price swaps covered 918 Mmcf, fixing the sales price of this gas at $3.75 per Mcf. We entered into no oil price swaps covering the first nine months of 2002 or 2001.

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

     As part of the Cody acquisition, we assumed a derivative contract that Cody had intended previously. This derivative was a natural gas price floor entered into to reduce the risk of declining prices in the Gulf Coast region. It was in place through December 2001. During the third quarter of 2001, this natural gas price floor covered 533 Mmcf of Gulf Coast production, fixing the floor at $2.81 per Mcf. In September 2001, prices fell below the floor and we realized a cash gain of $84,000. The natural gas price floor obtained in the merger with Cody Company valued at $205,300 upon acquisition does not qualify for hedge treatment under SFAS 133. At September 30, 2001, this derivative has been recorded at market value on the balance sheet and the resulting gain of $0.5 million, representing the movement of gas prices since the Cody acquisition (August 1, 2001), is included in the period's operating revenue.

     We have entered into a series of four natural gas price swaps that cover 41 Mmcf of production per day for the month of October 2002. These swaps are each based on price indexes at which we sell a portion of our production and have an average fixed price of $4.11 per Mcf.

     Subsequent to September 30, 2002, we have entered into a series of two natural gas price swaps for the period of November 2002 through December 2003. These hedges cover 12% of our estimated production for that period. These cash flow hedges have an average fixed price of $4.30 per Mcf and are based on two indexes in the Gulf Coast region at which we typically sell our production.

Hedges on Production - Options

     In December 2000, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of costless collars. Under the costless collar arrangements, if the index rises above the ceiling price, we pay the counterparty. If the applicable index falls below the floor, the counterparty pays us. The 2001 natural gas price hedges included several costless collar arrangements based on eight price indexes at which we sold a portion of our production. These hedges were in place for the months of February through October 2001 and covered 21.6 Bcf, or 44%, of our natural gas production for the first nine months of 2001. All indexes were within the collars during February, however some fell below the floor during the period of March, and all indexes were below the collars in May through the end of the quarter resulting in a $24.7 million cash gain for the first nine months of 2001. This gain improved our realized natural gas price for the first nine months of 2001 by $0.50 per Mcf.

     Again in December of 2001, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our 2002 production through the use of natural gas price collar arrangements. The natural gas price hedges included several collar arrangements based on nine price indexes at which we sell a portion of our production. These hedges were in place for the months of January through April 2002 and covered 66% of our natural gas production during this period. These collars had a ceiling of $3.53 per Mcf and a floor of $2.68 per Mcf. A premium totaling $0.9 million was paid to purchase these collar arrangements. The indexes were below the floor during February and March during which time we realized a $2.4 million cash gain. However, the indexes rose above the ceiling for April 2002, resulting in a $0.5 million cash loss. The $1.9 million net gain increased our realized gas price for the first nine months of 2002 by $0.03 per Mcf.

     In March 2002, we entered into another series of natural gas collars that covered 74% of our anticipated production during the months of May through August 2002. These collars had a ceiling of $3.17 per Mcf and a floor of $2.54 per Mcf. These natural gas price hedges were similar to those in place during the first four months of 2002, but no premium was paid to enter into these collars. During the first nine months of 2002, these collars covered 18.3 Bcf of production. Most of the indexes were above the ceiling during the duration of the collar and the resulting $3.3 million cash loss reduced our realized gas price for the first nine months of 2002 by $0.06 per Mcf.

     Also in the first quarter of 2002, we entered into a crude oil price collar arrangement that covered approximately 40% of our production during the first nine months of 2002. This collar is based on NYMEX settlements, and has a ceiling of $23.00 per barrel and a floor of $20.00 per barrel. The index was above the ceiling for each month March through September 2002. The resulting $3.3 million cash loss reduced our realized oil price by $1.53 per barrel.

     Additionally, in August 2003, we entered into a crude oil price collar covering the first six months of 2003. This collar is based on NYMEX settlements, and has a ceiling of $28.50 per barrel and a floor of $24.00 per barrel. This collar covers 9% of our projected oil production during that period.

     Also in August 2003, we have entered into a crude oil price range swap covering a 2.0 Mbbls per day of production for each month of 2003. Under this range swap, we receive the fixed price of $28.15 per barrel unless the crude oil NYMEX is less than $21.00 per barrel for any single month. If the price is below this range, no settlement is made on this instrument. This range swap does not qualify for hedge accounting treatment under SFAS 133 and will be marked-to-market at the end of each period.

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

ITEM 4.  Controls and Procedures

     Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission's rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

              4.9 - Credit Agreement dated as of October 28, 2002
                    among the Company, the Banks Parties Hereto and Fleet National Bank, as administrative agent.

             15.1 - Awareness letter of independent accountants.

         (b)      Reports on Form 8-K

             None

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CABOT OIL & GAS CORPORATION
                                    (Registrant)




October 29, 2002                  By:    /s/ Dan O. Dinges
                                       -----------------------------------
                                       Dan O. Dinges
                                       President, Chief Executive Officer and
                                       Chairman of the Board

October 29, 2002                   By:   /s/ Scott C. Schroeder
                                        ----------------------------------------
                                        Scott C. Schroeder
                                        Vice President, Chief Financial Officer
                                        and Treasurer

October 29, 2002                   By:    /s/ Henry C. Smyth
                                        ----------------------------------------
                                        Henry C. Smyth
                                        Vice President and Controller
                                        (Principal Accounting Officer)

         CERTIFICATIONS

I, Scott C. Schroeder, certify that:

1. I have reviewed this quarterly report on Form10-Q of Cabot Oil & Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002


                                    /s/ Scott C. Schroeder
                                  ----------------------------------------------
                                  Scott C. Schroeder
                                  Vice President, Chief Financial Officer and
                                  Treasurer

I, Dan O. Dinges, certify that:

1. I have reviewed this quarterly report on Form10-Q of Cabot Oil & Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002


                                    /s/ Dan O. Dinges
                                  ---------------------------------------------
                                  Dan O. Dinges
                                  President, Chief Executive Officer
                                  and Chairman of the Board