Form 10-K
period 2002-12-31
CABOT OIL & GAS CORP
filed 2003-02-21
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   For the fiscal year ended December 31, 2002

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

                                                         Name of each exchange
                Title of each class                       on which registered
      Common Stock, par value $.10 per share            New York Stock Exchange
        Rights to Purchase Preferred Stock              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                                       No ____
                 ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [__].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

             Yes  X                                       No ____
                 ---

     The aggregate market value of Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates (based upon the closing sales price on the New York Stock Exchange on January 31, 2003), was approximately $749,100,000. As of January 31, 2003, there were 32,133,975 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2003 are incorporated herein by reference in Items 10, 11, 12 and 13 of Part III of this report.

TABLE OF CONTENTS

PART I                                                                                      PAGE
ITEMS 1 and 2  Business and Properties                                                         3
ITEM 3         Legal Proceedings                                                              17
ITEM 4         Submission of Matters to a Vote of Security Holders                            19
               Executive Officers of the Registrant                                           20

PART II

ITEM 5         Market for Registrant's Common Equity and Related Stockholder Matters          21
ITEM 6         Selected Historical Financial Data                                             21
ITEM 7         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                 22
ITEM 7A        Quantitative and Qualitative Disclosures about Market Risk                     36
ITEM 8         Financial Statements and Supplementary Data                                    41
ITEM 9         Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                  76

PART III

ITEM 10        Directors and Executive Officers of the Registrant                             76
ITEM 11        Executive Compensation                                                         76
ITEM 12        Security Ownership of Certain Beneficial Owners and Management
                    and Equity Compensation Plan Information                                  76
ITEM 13        Certain Relationships and Related Transactions                                 77
ITEM 14        Controls and Procedures                                                        77

PART IV

ITEM 15        Exhibits, Financial Statements, Schedules and Reports on Form 8-K              77

                              ---------------------

     The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. These statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, and other factors detailed in this document and in our other Securities and Exchange Commission filings. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this document.

PART I

ITEM 1. BUSINESS

OVERVIEW

     Cabot Oil & Gas is an independent oil and gas company engaged in the exploration, development, acquisition and exploitation of oil and gas properties located in four principal areas of the United States:

.. The Texas and Louisiana Gulf Coast
.. The Rocky Mountains
.. The Mid-Continent or Anadarko Basin
.. The Eastern area of the United States

     Operationally, we have regional offices located in three regions - the Gulf Coast region, the Western region, which is comprised of the Rocky Mountains and Mid-Continent areas, and the Eastern region.

     In 2002, our natural gas and oil production reached its highest annual level in our history. We produced 91.1 Bcfe, or 249.7 Mmcfe per day this year. This is a 12% improvement over 2001 when we produced 81.1 Bcfe, or 222.3 Mmcfe per day. Of this 12% growth, 8% was associated with the full year impact of properties acquired from Cody Company in August 2001. The remaining 4% was a result of drilling during the past two years, primarily in south Louisiana. Commodity prices were much softer in 2002, however, and despite the increases in production, revenue and net income levels decreased in 2002 compared to 2001. Our 2002 realized natural gas price was $3.02 per Mcf, down 31% from 2001 due to a decline in natural gas prices. Our realized crude oil price was $23.79 per Bbl, down 4% from 2001 primarily due to the impact of crude oil collars which reduced our realized price by $1.81 per Bbl.

     Net income of $16.1 million or $0.51 per share was under last year's record of $47.1 million or $1.56 per share. Lower commodity prices were the primary reason for this year's revenue decline. Prices have recovered somewhat during the fourth quarter and into early 2003. In order to reduce the risk of price declines in 2003, we have collar and swap arrangements in place on 51% of our anticipated natural gas production and 42% (31% relates to oil range swaps) of our anticipated oil production as of December 31, 2002.

     In 2002, 93% of the wells that we drilled were successful. Drilling was successful on 67% of our 2002 exploration wells, as we tested new ideas and worked on building a foundation for the future. This was an improvement over an 87% overall success rate in 2001 and a 40% success rate on exploration wells. Our 2002 capital and exploration spending was $126.3 million, including $19.6 million for seismic data and lease acquisition. This spending will support our exploration and development drilling programs in 2003 and beyond. As we entered 2002, energy commodity prices softened from the unusually high level enjoyed in 2001. We concentrated our 2002 capital spending program on projects balancing acceptable risk with the strongest economics. As in the past, we will use a portion of the cash flow from our long-lived Eastern and Mid-Continent natural gas reserves to fund our exploration and development efforts in the Gulf Coast and Rocky Mountain areas. We believe these two core producing areas offer more value, through accretive reserve and production growth and higher rates of return on equity. This strategy remains in place for 2003. In 2003, we plan to spend $153.9 million and drill 180 gross wells.

     Our proved reserves totaled approximately 1.2 Tcfe at December 31, 2002, of which 91% was natural gas. This reserve level rose just slightly above the prior year end in a year when production rose 12% while the level of total program spending was 76% below 2001. Highlighting the success of the 2002 program was Redfish Bay in the Gulf Coast and Double Eagle Field in Colorado.

The following table presents certain information as of December 31, 2002.

                                                                          West
                                                         --------------------------------------
                                                Gulf         Rocky        Mid-         Total
                                                Coast      Mountains    Continent       West           East         Total
                                                -----      ---------    ---------       ----           ----         -----
Proved Reserves at Year End (Bcfe)
     Developed                                   200.0        184.4        171.4         355.8          343.2        899.0
     Undeveloped                                  85.4         48.6         26.1          74.7          112.2        272.3
                                               -------      -------      -------       -------        -------    ---------
     Total                                       285.4        233.0        197.5         430.5          455.4      1,171.3
Average Daily Production (Mmcfe per day)         127.0         42.7         30.3          73.0           49.7        249.7
Reserve Life Index (in years)/(1)/                 6.2         15.0         17.8          16.2           25.1         12.9

Gross Wells                                        900          491          603         1,094          2,401        4,395
Net Wells/(2)/                                   549.0        221.1        422.3         643.4        2,215.6      3,408.0
Percent Wells Operated                            79.3%        51.3%        78.6%         66.4%          96.6%        85.5%

Net Acreage
     Developed                                 100,861       85,332      182,340       267,672        741,652    1,110,185
     Undeveloped                                53,181      370,470        3,058       373,528        214,351      641,060
                                               -------      -------      -------       -------        -------    ---------
     Total                                     154,042      455,802      185,398       641,200        956,003    1,751,245

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

GULF COAST REGION

     Our exploration, development and production activities in the Gulf Coast region are concentrated in south Louisiana and south Texas. A regional office in Houston manages operations. Principal producing intervals are in the Frio, Wilcox and Vicksburg formations in Texas and the Miocene and Frio age formations in Louisiana at depths ranging from 3,000 to 20,500 feet. Capital and exploration expenditures were $69.0 million for 2002 or 55% of our total 2002 capital and exploration expenditures, and $352.1 million for 2001. The cash and common stock portion of the August 2001 acquisition of Cody Company accounted for $231.2 million of this amount, which did not include a non-cash deferred tax gross-up of $78.0 million (See "Limited Partnership" on page 29 for discussion related to the Cody acquisition). Our drilling and acquisition program has increased average daily production in the region from 15.6 Mmcfe per day in 1994, when we acquired our first Gulf Coast properties from Washington Energy, to 127.0 Mmcfe per day in 2002. Of this production rate, 35.8 Mmcfe per day was associated with the Cody properties and the remaining primarily represents production growth from our drilling activity. For 2003, we have budgeted $88.1 million (57% of our total 2003 budget) for capital and exploration expenditures in the region. Our 2003 Gulf Coast drilling program will emphasize impact exploration opportunities both on and off shore augmented by development activity in our focus areas of south Texas and coastal Louisiana, including properties acquired in the Cody acquisition.

     We had 900 wells (549.0 net) in the Gulf Coast region as of December 31, 2002, of which 714 wells are operated by us. Average net daily production in 2002 was 127.0 Mmcfe, up from 97.9 Mmcfe in 2001 due both to drilling success in south Louisiana and to the Cody acquisition. At December 31, 2002, we had 285.4 Bcfe of proved reserves (69% natural gas) in the Gulf Coast region, which represented 24% of our total proved reserves.

     In 2002, we drilled 24 wells (12 net) in the Gulf Coast region, of which 16 wells (8 net) were development wells. The south Louisiana Etouffee prospect and our 2001 discoveries in the Augen field in south Louisiana and Red Fish Bay prospects in south Texas, together with the Cody acquisition, contributed to the significant growth in net proved reserves. In the Gulf Coast region, we plan to drill 43 wells in 2003.

     At December 31, 2002, we had 154,042 net acres in the region, including 100,861 net developed, and we had identified 115 proved undeveloped drilling locations.

     Our principal markets for Gulf Coast region natural gas are in the industrialized Gulf Coast area and the northeastern United States. Our marketing subsidiary, Cabot Oil & Gas Marketing Corporation, purchases all of our natural gas production in the Gulf Coast region. The marketing subsidiary sells the natural gas to intrastate pipelines, natural gas processors and marketing companies.

     Currently, approximately 60% of our natural gas sales volumes in the Gulf Coast region are sold at index-based prices under contracts with terms of one to three years. The remaining 40% of our sales volumes are sold at index-based prices under short-term agreements. From time to time when we believe market conditions are favorable, we may implement financial hedges on a portion of our production in an attempt to reduce our exposure to price volatility. The Gulf Coast properties are connected to various processing plants in Texas and Louisiana with multiple interstate and intrastate deliveries, affording us access to multiple markets.

     We currently produce and market approximately 7,900 barrels per day of crude oil/condensate in the Gulf Coast region at market responsive prices.

WESTERN REGION

     Our activities in the Western region are managed by a regional office in Denver. At December 31, 2002, we had 430.5 Bcfe of proved reserves (96% natural gas) in the Western region, constituting 37% of our total proved reserves.

Rocky Mountains

     Our Rocky Mountains activities are concentrated in the Green River Basin of Wyoming and Paradox Basin in Colorado. Since our initial acquisition in the area in 1994 from Washington Energy, we have increased reserves from 171.6 Bcfe at December 31, 1994, to 233.0 Bcfe at December 31, 2002. Capital and exploration expenditures were $25.9 million for 2002, or 21% of our total 2002 capital and exploration expenditures, and $42.9 million for 2001. In addition to drilling activity, approximately $1.9 million was expended in 2002 for lease acquisition and seismic data to provide exploration and development opportunities in the future. For 2003, we have budgeted $20.0 million (13% of our total 2003 budget) for capital and exploration expenditures in the area. The 2003 drilling program consists of several new exploration plays complemented by development drilling.

     We had 491 wells (221.1 net) in the Rocky Mountains area as of December 31, 2002, of which 252 wells are operated by us. Principal producing intervals in the Rocky Mountains area are in the Almond, Frontier, Dakota, and Honaker Trail formations at depths ranging from 9,000 to 13,500 feet. Average net daily production in the Rocky Mountains during 2002 was 42.7 Mmcfe.

     In 2002, we drilled 26 wells (10 net) in the Rocky Mountains, of which 25 wells (9 net) were development and extension wells. In 2003, we plan to drill 31 wells.

     At December 31, 2002, we had 455,802 net acres in the area, including 85,332 net developed acres, and we had identified 75 proved undeveloped drilling locations.

Mid-Continent

     Our Mid-Continent activities are concentrated in the Anadarko Basin in southwestern Kansas, Oklahoma and the panhandle of Texas. Capital and exploration expenditures were $8.2 million for 2002, or 6% of our total 2002 capital and exploration expenditures, and $11.5 million for 2001. For 2003, we have budgeted $11.5 million (7% of our total 2003 budget) for capital and exploration expenditures in the area.

     As of December 31, 2002, we had 603 wells (422.3 net) in the Mid-Continent area, of which 474 wells are operated by us. Principal producing intervals in the Mid-Continent are in the Chase, Morrow, Red Fork and Chester formations at depths ranging from 1,500 to 14,000 feet. Average net daily production in 2002 was 30.3 Mmcfe. At December 31, 2002, we had 197.5 Bcfe of proved reserves (97% natural gas) in the Mid-Continent area, 17% of our total proved reserves.

     In 2002, we drilled 14 wells (12 net) in the Mid-Continent, all of which were development and extension wells. In 2003, we plan to drill 24 wells.

     At December 31, 2002, we had 185,398 net acres in the area, including 182,340 net developed acres, and we had identified 58 proved undeveloped drilling locations.

Western Region Marketing

     Our principal markets for Western region natural gas are in the northwestern and Midwestern United States. Cabot Oil & Gas Marketing purchases all of our natural gas production in the Western region. This marketing subsidiary sells the natural gas to power generators, natural gas processors, local distribution companies, industrial customers and marketing companies.

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

     We currently also produce and market approximately 450 barrels of crude oil/condensate per day in the Western region at market responsive prices.

EASTERN REGION

     Our Eastern activities are concentrated in West Virginia, Pennsylvania, Ohio and Virginia. In this region, our assets include a large undeveloped acreage position, a high concentration of wells, natural gas gathering and pipeline systems, and storage capacity. We have achieved a drilling success rate of 89% in the region since 1991. Capital and exploration expenditures were $22.1 million for 2002, or 17% of our total 2002 capital spending, and $44.1 million for 2001. For 2003, we have budgeted $27.7 million (18% of our total 2003 budget) for capital and exploration expenditures in the region.

     At December 31, 2002, we had 2,401 wells (2,215.6 net), of which 2,319 wells are operated by us. There are multiple producing intervals that include the Devonian Shale, Oriskany, Berea, Weir, and Big Lime formations at depths primarily ranging from 1,500 to 9,000 feet. Average net daily production in 2002 was 49.7 Mmcfe. While natural gas production volumes from Eastern reservoirs are relatively low on a per-well basis compared to other areas of the United States, the productive life of Eastern reserves is relatively long. At December 31, 2002, we had 455.4 Bcfe of proved reserves (substantially all natural gas) in the Eastern region, constituting 39% of our total proved reserves. This region is managed from our office in Charleston, West Virginia.

     In 2002, we drilled 44 wells (39 net) in the Eastern region, of which 43 wells (38 net) were development wells. In 2003, we plan to drill 82 wells.

     At December 31, 2002, we had 956,003 net acres in the region, including 741,652 net developed, and we had identified 316 proved undeveloped drilling locations.

     Ancillary to our exploration, development and production operations, we operate a number of gas gathering and transmission pipeline systems, made up of approximately 2,500 miles of pipeline with interconnects to three interstate transmission systems, seven local distribution companies and numerous end users as of the end of 2002. The majority of our pipeline infrastructure in West Virginia is regulated by the Federal Energy Regulatory Commission (FERC). As such, the transportation rates and terms of service of our pipeline subsidiary, Cranberry Pipeline Corporation, are subject to the rules and regulations of the FERC. Our natural gas gathering and transmission pipeline systems enable us to connect new wells quickly and to transport natural gas from the wellhead directly to interstate pipelines, local distribution companies and industrial end users. Control of our gathering and transmission pipeline systems also enables us to purchase, transport and sell natural gas produced by third parties. In addition, we can engage in development drilling without relying upon third parties to transport our natural gas and incur only the incremental costs of pipeline and compressor additions to our system.

     We have two natural gas storage fields located in West Virginia with a combined working capacity of approximately 4 Bcf. We use these storage fields to take advantage of the seasonal variations in the demand for natural gas and the higher prices typically associated with winter natural gas sales, while maintaining production at a nearly constant rate throughout the year. The storage fields also enable us to periodically increase the volume of natural gas that we can deliver by more than 40% above the volume that we could deliver solely from our production in the Eastern region. The pipeline systems and storage fields are fully integrated with our operations.

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

Eastern Region Marketing

     The principal markets for our Eastern region natural gas are in the northeastern United States. Cabot Oil & Gas Marketing purchases our natural gas production in the Eastern region as well as production from local third-party producers and other suppliers to aggregate larger volumes of natural gas for resale. This marketing subsidiary sells natural gas to industrial customers, local distribution companies and gas marketers both on and off our pipeline and gathering system.

     Approximately 65% of our natural gas sales volume in the Eastern region is sold at index-based prices under contracts with a term of one to two years. In addition, spot market sales are made under month-to-month contracts, while industrial and utility sales generally are made under year-to-year contracts. Approximately 5% of Eastern production is sold on fixed price contracts that typically renew annually. From time to time, we may also use financial hedges on a portion of our production to reduce the potential risk of falling prices when we believe market conditions are favorable.

RISK MANAGEMENT

     From time to time, when we believe that market conditions are favorable, we use certain financial instruments called derivatives to manage price risks associated with our production and brokering activities. While there are many different types of derivatives available, in 2002 we primarily employed natural gas and oil price swap and collar agreements to attempt to manage price risk more effectively. The price swaps call for payments to, or receipts from, counterparties based on whether the market price of natural gas or crude oil for the period is greater or less than the fixed price established for that period when the swap is put in place. The collar arrangements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. They provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor.

     We had certain costless collar arrangements on half of our natural gas production for the months of February through October 2001. These financial instruments resulted in a $0.50 per Mcf increase to our realized natural gas price. In 2002, we employed both price swaps and collars for 57% of our natural gas and 43% of our crude oil as part of our risk reduction strategy. These financial instruments resulted in a $0.01 per Mcf decline to our realized natural gas price and a $1.81 per Bbl decline to our realized crude oil price. We will continue to evaluate the benefit of employing derivatives in the future. Please read Management's Discussion and Analysis of Financial Condition and Results of Operations - Commodity Price Swaps and Options for further discussion concerning our use of derivatives.

RESERVES

Current Reserves

     The following table presents our estimated proved reserves at December 31, 2002.

                      Natural Gas (Mmcf)                 Liquids/(1)/ (Mbbl)               Total/(2)/ (Mmcfe)
----------------------------------------------------------------------------------------------------------------------
                Developed  Undeveloped    Total     Developed  Undeveloped   Total  Developed  Undeveloped    Total
----------------------------------------------------------------------------------------------------------------------
Gulf Coast        137,531     58,203      195,734     10,415      4,541     14,956   200,022     85,445       285,467
Rocky Mountains   175,532     45,522      221,054      1,481        511      1,992   184,415     48,588       233,003
Mid-Continent     165,808     25,619      191,427        934         74      1,008   171,413     26,064       197,477
East              340,541    112,203      452,744        437         --        437   343,166    112,203       455,369
                ------------------------------------------------------------------------------------------------------
Total             819,412    241,547    1,060,959     13,267      5,126     18,393   899,016    272,300     1,171,316
                ======================================================================================================

--------------------------------------------------------------------------------
/(1)/ Liquids include crude oil, condensate and natural gas liquids (Ngl).
/(2)/ Natural gas equivalents are determined using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or natural gas liquids.

     The proved reserve estimates presented here were prepared by our petroleum engineering staff and reviewed by Miller and Lents, Ltd., independent petroleum engineers. For additional information regarding estimates of proved reserves, the review of such estimates by Miller and Lents, Ltd., and other information about our oil and gas reserves, see the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8. A copy of the review letter by Miller and Lents, Ltd. has been filed as an exhibit to this Form 10-K. Our estimates of proved reserves in the table above are consistent with those filed by us with other federal agencies. Our reserves are sensitive to natural gas and crude oil sales prices and their effect on economic producing rates. Our reserves are based on oil and gas index prices in effect on the last day of December 2002.

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

                                                Natural Gas      Oil & Liquids           Total
                                                  (Mmcf)             (Mbbl)           (Mmcfe)/(1)/
                                              ------------------------------------------------------
December 31, 1999                                    929,602              8,189            978,741
                                              ------------------------------------------------------
     Revision of Prior Estimates                     (14,796)               562            (11,423)
     Extensions, Discoveries and
         Other Additions                             103,600              2,032            115,792
     Production                                      (60,934)              (988)           (66,872)
     Purchases of Reserves in Place                    5,118                120              5,838
     Sales of Reserves in Place                       (3,368)                (1)            (3,373)
                                              ------------------------------------------------------
December 31, 2000                                    959,222              9,914          1,018,703
                                              ------------------------------------------------------
     Revision of Prior Estimates                     (44,266)               254            (42,737)
     Extensions, Discoveries and
         Other Additions                              99,911              2,257            113,456
     Production                                      (69,162)            (1,996)           (81,139)
     Purchases of Reserves in Place                   91,290              9,255            146,819
     Sales of Reserves in Place                         (991)                --               (993)
                                              ------------------------------------------------------
December 31, 2001                                  1,036,004             19,684          1,154,109
                                              ------------------------------------------------------
     Revision of Prior Estimates                      14,405              1,871             25,631
     Extensions, Discoveries and
         Other Additions                              64,945                851             70,053
     Production                                      (73,670)            (2,909)           (91,126)
     Purchases of Reserves in Place                   26,262                261             27,828
     Sales of Reserves in Place                       (6,987)            (1,365)           (15,179)
                                              ------------------------------------------------------
December 31, 2002                                  1,060,959             18,393          1,171,316
                                              ======================================================

Proved Developed Reserves
     December 31, 1999                               720,670              5,546            753,944
     December 31, 2000                               754,962              8,438            805,590
     December 31, 2001                               804,646             15,328            896,612
     December 31, 2002                               819,412             13,267            899,016

--------------------------------------------------------------------------------
/(1)/ Includes natural gas and natural gas equivalents determined by using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or natural gas liquids.

Volumes and Prices; Production Costs

     The following table presents regional historical information about our net wellhead sales volume for natural gas and oil (including condensate and natural gas liquids), produced natural gas and oil sales prices, and production costs per equivalent.

                                                       Year Ended December 31,
                                                      2002       2001      2000
     ---------------------------------------------------------------------------
     Net Wellhead Sales Volume
       Natural Gas (Bcf)
            Gulf Coast                                 30.4       25.6      14.1
            West                                       25.3       26.2      29.0
            East                                       18.0       17.4      17.8
       Crude/Condensate/Ngl (Mbbl)
            Gulf Coast                                2,655      1,694       669
            West                                        221        267       289
            East                                         33         35        32

     Produced Natural Gas Sales Price ($/Mcf)/(1)/
       Gulf Coast                                    $ 3.34    $  4.44    $ 3.79
       West                                            2.39       3.88      2.86
       East                                            3.38       4.96      3.24
       Weighted Average                                3.02       4.36      3.19

     Crude/Condensate Sales Price ($/Bbl)/(1)/       $23.79    $ 24.91    $26.81

     Production Costs ($/Mcfe)/(2)/                  $ 0.70    $  0.72    $ 0.70

     ---------------------------------------------------------------------------

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

Acreage

     The following tables summarize our gross and net developed and undeveloped leasehold and mineral acreage at December 31, 2002. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

     Leasehold Acreage

                                 Developed                  Undeveloped                 Total
     ------------------------------------------------------------------------------------------------
                             Gross         Net          Gross         Net         Gross        Net
     ------------------------------------------------------------------------------------------------
     State
         Arkansas              1,981         426            --           --         1,981         426
         Colorado             14,263      13,359       210,041      107,566       224,304     120,925
         Kansas               29,067      27,745            --           --        29,067      27,745
         Kentucky              2,266         901            --           --         2,266         901
         Louisiana            51,281      41,428        30,152       20,547        81,433      61,975
         Michigan                544         157            --           --           544         157
         Montana                 397         210        35,609       27,791        36,006      28,001
         New York              2,956       1,117           400          151         3,356       1,268
         New Mexico              160          36            --           --           160          36
         North Dakota             --          --           870           96           870          96
         Ohio                  6,228       2,387         1,624          431         7,852       2,818
         Oklahoma            162,942     113,304         2,784        2,528       165,726     115,832
         Pennsylvania        131,975      81,852        19,741       17,650       151,716      99,502
         Texas               149,273      85,852        80,697       32,762       229,970     118,614
         Utah                  1,740         529       169,425      101,387       171,165     101,916
         Virginia             22,195      20,072         8,226        5,606        30,421      25,678
         West Virginia       572,220     538,170       178,377      138,616       750,597     676,786
         Wyoming             142,230      71,234       216,105      132,988       358,335     204,222
                          ---------------------------------------------------------------------------
           Total           1,291,718     998,779       954,051      588,119     2,245,769   1,586,898
                          ===========================================================================


         Mineral Fee Acreage

                                 Developed                  Undeveloped                 Total
     ------------------------------------------------------------------------------------------------
                             Gross         Net          Gross         Net         Gross        Net
     ------------------------------------------------------------------------------------------------
     State
         Colorado                 --          --         2,899          567         2,899         567
         Kansas                  160         128            --           --           160         128
         Louisiana               628         276            --           --           628         276
         Montana                  --          --           589           75           589          75
         New York                 --          --         4,281        1,070         4,281       1,070
         Oklahoma             16,580      13,979           400           76        16,980      14,055
         Pennsylvania             86          86         2,367        1,296         2,453       1,382
         Texas                    27          27           652          326           679         353
         Virginia             17,817      17,817           100           34        17,917      17,851
         West Virginia        97,455      79,093        50,458       49,497       147,913     128,590
                          ---------------------------------------------------------------------------
           Total             132,753     111,406        61,746       52,941       194,499     164,347
                          ===========================================================================

     Aggregate Total       1,424,471   1,110,185     1,015,797      641,060     2,440,268   1,751,245
                          ===========================================================================

     Total Net Acreage by Region of Operation

                                  Developed              Undeveloped                Total
     -------------------------------------------------------------------------------------
     Gulf Coast                    100,861                  53,181                 154,042
     West                          267,672                 373,528                 641,200
     East                          741,652                 214,351                 956,003
     -------------------------------------------------------------------------------------
          Total                  1,110,185                 641,060               1,751,245
                                 =========================================================


Well Summary

     The following table presents our ownership at December 31, 2002, in natural gas and oil wells in the Gulf Coast region (consisting of various fields located in Louisiana and Texas), in the Western region (consisting of various fields located in Oklahoma, Kansas, Colorado and Wyoming) and in the Eastern region (consisting of various fields located in West Virginia, Pennsylvania, Virginia and Ohio). This summary includes natural gas and oil wells in which we have a working interest or had a reversionary interest as in the case of certain
Section 29 tight sands and Devonian shale wells repurchased by us effective December 31, 2002.

                             Natural Gas                Oil                Total /(1)/
                          Gross        Net        Gross     Net         Gross        Net
     -------------------------------------------------------------------------------------
     Gulf Coast             579        361.7       321     187.3          900        549.0
     West                 1,039        609.9        55      33.5        1,094        643.4
     East                 2,377      2,204.5        24      11.1        2,401      2,215.6
     -------------------------------------------------------------------------------------
          Total           3,995      3,176.1       400     231.9        4,395      3,408.0
                          ================================================================

     --------------------------------------------------------------------------
     /(1)/ Total does not include service wells of 99.0 (58.5 net).

Drilling Activity

     We drilled wells, participated in the drilling of wells, or acquired wells as indicated in the regional tables below.

                                                   Year Ended December 31,
                                       2002                 2001                 2000
     -------------------------------------------------------------------------------------
                                  Gross     Net        Gross     Net        Gross     Net
     -------------------------------------------------------------------------------------
     Gulf Coast
        Development Wells
           Successful                15     7.3           18     7.0           14      6.3
           Dry                        1     0.3            1     0.6            3      1.7
        Extension Wells
           Successful                --      --            1     0.1           --       --
           Dry                        1     0.3           --      --           --       --
        Exploratory Wells
           Successful                 5     3.3            8     4.6            4      2.2
           Dry                        2     0.9            7     2.4            2      1.0
                                  --------------------------------------------------------
             Total                   24    12.1           35    14.7           23     11.2
                                  ========================================================

     Wells Acquired /(1)/            --     2.4          600   334.0            1      0.6

     Wells in Progress at End
        of Period                     5     2.5            5     3.6            2      1.1

                                                   Year Ended December 31,
                                        2002                2001                 2000
     -------------------------------------------------------------------------------------
                                  Gross     Net        Gross     Net        Gross     Net
     -------------------------------------------------------------------------------------
     West
        Development Wells
           Successful                38    19.8           43    24.9          33      22.7
           Dry                        1     0.8            3     1.5           3       1.0
        Extension Wells
           Successful                --      --            5     2.4           7       3.9
           Dry                       --      --           --      --          --        --
        Exploratory Wells
           Successful                --      --            1     0.8           1       0.3
           Dry                        1     0.7            4     3.0           1       0.5
                                  --------------------------------------------------------
             Total                   40    21.3           56    32.6          45      28.4
                                  ========================================================

     Wells Acquired /(1)/            --      --           10     0.1           1       0.4

     Wells in Progress at End
        of Period                     1     0.2           --      --           4       2.7

                                                   Year Ended December 31,
                                       2002                 2001                 2000
     -------------------------------------------------------------------------------------
                                  Gross     Net        Gross     Net        Gross     Net
     -------------------------------------------------------------------------------------
     East
        Development Wells
           Successful                41    37.2          102    93.0          47      41.5
           Dry                        2     0.6            5     4.0           5       4.2
        Extension Wells
           Successful                --      --           --      --          --        --
           Dry                       --      --           --      --          --        --
        Exploratory Wells
           Successful                 1     1.0            3     3.0           5       3.8
           Dry                       --      --            7     6.3           4       2.5
                                  --------------------------------------------------------
             Total                   44    38.8          117   106.3          61      52.0
                                  ========================================================

     Wells Acquired /(1)/            --      --           19    19.0          --        --

     Wells in Progress at End
        of Period                    --      --           --      --           3       3.0

     --------------------------------------------------------------------------
     /(1)/ Includes the acquisition of net interest in certain wells in which we already held an ownership interest. Does not include certain interest in Section 29 tight sands and Devonian shale wells repurchased by us effective December 31, 2002.

Competition

     Competition in our primary producing areas is intense. Price, contract terms and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery records, affect competition. We believe that our extensive acreage position, existing natural gas gathering and pipeline systems and storage fields enhance our competitive position over other producers in the Eastern region who do not have similar systems or facilities in place. We also believe that our competitive position in the Eastern region is enhanced by the lack of significant competition from major oil and gas companies. We also actively compete against other companies with substantially larger financial and other resources, particularly in the Western and Gulf Coast regions.

OTHER BUSINESS MATTERS

Major Customer

     In 2002, approximately 14% of our total sales were made to one customer. This customer operates certain properties in which we have interests in the Gulf Coast and purchases all of the production from these wells. This customer is currently reselling the natural gas and oil to third parties with whom we would deal directly if the customer either ceased to exist or stopped buying our portion of the production. In 2001 and 2000 we had no sales to any customer that exceeded 10% of our total gross revenues.

Seasonality

     Demand for natural gas has historically been seasonal, with peak demand and typically higher prices occurring during the colder winter months.

Regulation of Oil and Natural Gas Exploration and Production

     Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field, and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and imposing certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. We do not believe, however, we are affected materially differently by these regulations than others in the industry.

Natural Gas Marketing, Gathering and Transportation

     Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the Natural Gas Act of 1938, the FERC regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are exempted from FERC jurisdiction. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all "first sales" of natural gas, which includes all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC has granted to all producers such as us a "blanket certificate of public convenience and necessity" authorizing the sale of gas for resale without further FERC approvals. As a result, all of our produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect.

     Our natural gas sales prices nevertheless continue to be affected by intrastate and interstate gas transportation regulation, because the prices we receive for our production are affected by the cost of transporting the gas to the consuming market. Through a series of comprehensive rulemakings, beginning with Order No. 436 in 1985 and continuing through Order No. 636 in 1992 and Order No. 637 in 2000, the FERC has adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Order No. 436 generally required interstate pipelines to become "open access" transporters of natural gas, thereby requiring pipelines to transport gas supplies owned by others in competition with their own supplies. Order No. 636 further required that interstate pipelines cease making "bundled" sales of natural gas, i.e., gas sales at a single price that includes both the cost of the gas and the cost of its delivery, and further required that pipelines "unbundle" their gathering and transmission services. Order No. 637 has implemented additional requirements to increase the transparency of pricing for pipeline services, including requiring pipelines to implement imbalance management services for shippers; restricting the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with operational flow orders; and implementing a number of new reporting requirements. The FERC has also developed rules governing the relationship of the pipelines with their marketing affiliates, and implemented standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis.

     In light of these statutory and regulatory changes, most pipelines have divested their gas sales functions to marketing affiliates, which operate separately from the transporter and in direct competition with all other merchants, and most pipelines have also implemented the large-scale divestiture of their gas gathering facilities to affiliated or non-affiliated companies. Interstate pipelines thus now generally provide unbundled, open and nondiscriminatory transportation and transportation-related services to producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking such services. Sellers and buyers of gas have gained direct access to the particular pipeline services they need, and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace.

     Our pipeline systems and storage fields in West Virginia are regulated for safety compliance by the U.S. Department of Transportation and the West Virginia Public Service Commission. In 2002, Congress enacted the Pipeline Safety Improvement Act of 2002, which contains a number of provisions intended to increase pipeline operating safety. Among other provisions, this act will require that pipeline operators implement a pipeline integrity management program that must at a minimum include an inspection of pipeline facilities within the next ten years, and at least every seven years thereafter.

     We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. Similarly, it is impossible to predict what proposals, if any, that affect the oil and natural gas industry might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the recent trend toward federal deregulation (or "lighter-handed" regulation) of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted.

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

     Clean Water Act. The Federal Water Pollution Control Act (FWPCA or Clean Water Act) and resulting regulations, which are implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease construction or operation of certain facilities that are the source of water discharges. We believe that we substantially comply with the Clean Water Act and related federal and state regulations.

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

Employees

     As of December 31, 2002, Cabot Oil & Gas had 347 active employees. We recognize that our success is significantly influenced by the relationship we maintain with our employees. Overall, we believe that our relations with our employees are satisfactory. The Company and its employees are not represented by a collective bargaining agreement. In January 2003, we released 10 employees and will record associated expenses of $0.6 million during the first quarter of 2003.

Website Access to Company Reports

     We make available free of charge through our website, www.cabotog.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

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

     Our operation of natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. The costs of these insurance policies are somewhat dependent on our historical claims experience and also the areas in which we choose to operate. During the past few years, we have drilled a higher percentage of our wells in the Gulf Coast, where insurance rates are significantly higher than in other regions such as the East. At December 31, 2002, we owned or operated approximately 3,200 miles of natural gas gathering and transmission pipeline systems throughout the United States. As part of our normal maintenance program, we have identified certain segments of our pipelines that we believe may require repair, replacement or additional maintenance and we schedule this maintenance as appropriate.

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

     We received documents with the notification from the EPA indicating that we used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that we violated any laws in the disposal of material at the Site. The EPA's actions stem from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site.

     A group of potentially responsible parties, including us, formed a group, called the Casmalia Negotiating Committee ("CNC"). The CNC has had extensive settlement discussions with the EPA and has entered into a consent decree, which will require the CNC to pay approximately $27 million toward Site clean up in return for a release from liability. On January 30, 2002, we placed $1,283,283 in an escrow account, representing our volumetric share of the CNC/United States settlement. This cash settlement, once released from escrow and paid to the federal government after the consent decree is entered by the court, will resolve all federal claims against us for response costs and will release us from all response costs related to the Site, except for future claims against us for natural resource damage, unknown conditions, transshipment risks and claims by third parties. Most of the CNC, including us, have purchased insurance designed to protect us from these liabilities not covered by the consent decree.

     The State of California, a third party, has asserted a claim against the CNC and other companies alleged to have waste at Casmalia for costs the State incurred and will incur at the site. The CNC has presented the claim to its insurer. The ultimate disposition of this claim is unknown. However, given the size of the State's claim, and the number of parties allegedly responsible, the Company's share of this claim is expected to be immaterial.

     We have established a reserve we believe to be adequate to provide for this environmental liability and related legal costs.

Wyoming Royalty Litigation

     In June 2000, we were sued by two overriding royalty owners in Wyoming state court for unspecified damages. The plaintiffs have requested class certification under the Wyoming Rules of Civil Procedure and allege that we have improperly deducted costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that we have failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties. In January 2002, thirteen overriding royalty owners sued us in Wyoming federal district court. The plaintiffs in the federal case have made the same general claims pertaining to deductions from their overriding royalty as the plaintiffs in the Wyoming state court case but have not asked for class certification.

     Although we believe that a number of the our defenses are supported by Wyoming case law, a recent letter decision handed down by a state district court in another case does not support certain of the defenses. The decision has not been reduced to a formal order and it is not known what effect, if any, the decision will have on the pending cases.

     In our federal case, the judge recently agreed to certify two questions of state law for decision by the Wyoming State Supreme Court. The Wyoming State Supreme Court has agreed to decide both questions, and these decisions should dispose of important issues in these cases. The federal judge refused, however, to certify one question on check stub reporting that had been decided adversely to the Company's position in the state district court letter decision. After the federal judge's refusal to certify this issue, the plaintiffs reduced the damages they were claiming. The plaintiffs in the federal case currently claim $5.5 million in damages for the deductions and related issues and $12.9 million in damages for violation of the check stub reporting statute. In the opinion of our outside counsel, Brown, Drew & Massey, LLP the likelihood of the plaintiffs recovering the stated damages for violation of the check stub reporting statute is remote.

     We are vigorously defending both cases. We have a reserve that we believe is adequate to provide for these potential liabilities based on our estimate of the probable outcome of these matters. Should circumstances change, the potential impact could materially affect quarterly or annual results of operations and cash flows. However, management does not believe it would materially impact our financial position.

West Virginia Royalty Litigation

     In December 2001, we were sued by two royalty owners in West Virginia state court for an unspecified amount of damages. The plaintiffs have requested class certification under the West Virginia Rules of Civil Procedure and allege that we have failed to pay royalty based upon the wholesale market value of the gas produced, that we have taken improper deductions from the royalty and have failed to properly inform the plaintiffs and other similarly situated persons of deductions taken from the royalty. The plaintiffs have also claimed that they are entitled to a 1/8/th/ royalty share of the gas sales contract settlement that we reached with Columbia in the 1995 Columbia bankruptcy proceeding.

     We had removed the lawsuit to federal court, however in February 2003 we received an order remanding the lawsuit back to state court. Discovery and pleadings necessary to place the class certification issue before the court have been ongoing. No trial or dispositive motions dates have been set and limited factual discovery is ongoing.

     The investigation into this claim continues and it is in the discovery phase. We are vigorously defending the case. We have a reserve that we believe is adequate to provide for these potential liabilities based on its estimate of the probable outcome of this matter. Should circumstances change, the potential impact may materially affect quarterly or annual results of operations and cash flows. However, management does not believe it would materially impact our financial position.

Texas Title Litigation

     On January 6, 2003, we were served with Plaintiffs' Second Amended Original Petition in Romeo Longoria, et al. v. Exxon Mobil Corporation, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege that they are the rightful owners of a one-half undivided mineral interest in and to certain lands in Brooks County, Texas. As Cody Energy, Inc. we acquired certain leases and wells from Wynn-Crosby 1996, Ltd. in 1997 and 1998 and as Cabot Oil & Gas Corporation we subsequently acquired a 320 acre lease from Hector and Gloria Lopez in 2001. The plaintiffs allege that they are entitled to be declared the rightful owners of an undivided interest in the surface and minerals and all improvements on the lands on which we acquired these leases. The plaintiffs also assert claims for trespass to try title, action to remove a cloud on the title, failure to properly account for royalty, fraud, trespass, conversion, all for unspecified actual and exemplary damages. There is a trial date of May 19, 2003. However, the recent addition of the Company as defendant, as well as others, is expected to lead to a continuance of that trial date. We have not had the opportunity to conduct discovery in this matter. The Company estimates that production revenue from this field since its predecessor, Cody Energy, acquired title and since the Company acquired its lease is approximately $12 million. The carrying value of this property is approximately $35 million.

     Although the investigation into this claim has just begun, we intend to vigorously defend the case. Management cannot currently determine the likelihood or range of any potential outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period from October 1, 2002 to December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows certain information about our executive officers as of February 15, 2003, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934, and certain of our other officers.

            Name              Age                         Position                        Officer Since
     -----------------------------------------------------------------------------------------------------
     Dan O. Dinges             49     Chairman of the Board, Chief Executive Officer
                                         and President                                           2001
     Michael B. Walen          54     Senior Vice President, Exploration and Production          1998
     J. Scott Arnold           49     Vice President, Land and Associate General Counsel         1998
     R. Scott Butler           48     Vice President, Regional Manager, Western Region           2001
     Robert G. Drake           55     Vice President, Information Services and
                                         Operational Accounting                                  1998
     Abraham D. Garza          56     Vice President, Human Resources                            1998
     Jeffrey W. Hutton         47     Vice President, Marketing                                  1995
     Lisa A. Machesney         47     Vice President, Managing Counsel and
                                           Corporate Secretary                                   1995
     A. F. (Tony) Pelletier    50     Vice President, Regional Manager, Gulf Coast Region        2001
     Scott C. Schroeder        40     Vice President and Chief Financial Officer                 1997
     Henry C. Smyth            56     Vice President, Controller and Treasurer                   1998

     All officers are elected annually by our Board of Directors. Except for the following, all of the executive officers have been employed by Cabot Oil & Gas Corporation for at least the last five years.

Dan O. Dinges joined Cabot Oil & Gas Corporation as President and Chief Operating Officer and as a member of the Board of Directors in September 2001. He was promoted to his current position of Chairman of the Board, Chief Executive Officer and President in May 2002. Mr. Dinges came to Cabot after a 20-year career with Samedan Oil Corporation, a subsidiary of Noble Affiliates, Inc. The last three years, Mr. Dinges served as Samedan's Senior Vice President, as well as Division General Manager for the Offshore Division, a position he held since August 1996. He also served as a member of the Executive Operating Committee for Samedan. Mr. Dinges started his career as a Landman for Mobil Oil Corporation covering Louisiana, Arkansas and the central Gulf of Mexico. After four years of expanding responsibilities at Mobil he joined Samedan as a Division Landman - Offshore. Over the years, Mr. Dinges held positions of increasing responsibility at Samedan including Division Manager, Vice President and ultimately Senior Vice President. Mr. Dinges received his BBA degree in Petroleum Land Management from The University of Texas.

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

                                                          Cash
                                    High       Low     Dividends
          ------------------------------------------------------
          2002
                 First Quarter    $ 24.95    $ 18.78    $ 0.04
                 Second Quarter     25.82      21.01      0.04
                 Third Quarter      23.68      18.40      0.04
                 Fourth Quarter     26.20      20.22      0.04
          2001
                 First Quarter    $ 32.00    $ 25.88    $ 0.04
                 Second Quarter     34.20      24.22      0.04
                 Third Quarter      26.33      16.70      0.04
                 Fourth Quarter     24.99      18.35      0.04

     As of January 31, 2003, there were 853 registered holders of the Common Stock. Shareholders include individuals, brokers, nominees, custodians, trustees, and institutions such as banks, insurance companies and pension funds. Many of these hold large blocks of stock on behalf of other individuals or firms.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The following table summarizes selected consolidated financial data for Cabot Oil & Gas for the periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes.

                                                                   Year Ended December 31,
(In thousands, except per share amounts)         2002         2001          2000          1999         1998
-------------------------------------------------------------------------------------------------------------
Income Statement Data
  Operating Revenues                         $  353,756    $  447,042    $ 368,651     $ 294,037    $ 251,340
  Income from Operations                         49,088        95,366       64,817        39,498       27,403
  Net Income Available to
    Common Stockholders                          16,103        47,084       29,221         5,117        1,902

Basic Earnings per Share
  Available to Common
  Stockholders /(1)/                         $     0.51    $     1.56    $    1.07     $    0.21    $    0.08

Dividends per Common Share                   $     0.16    $     0.16    $    0.16     $    0.16    $    0.16

Balance Sheet Data
  Properties and Equipment, Net              $  954,737    $  981,338    $ 623,174     $ 590,301    $ 629,908
  Total Assets                                1,054,871     1,069,031      735,634       659,480      704,160
  Long-Term Debt                                365,000       393,000      253,000       277,000      327,000
  Stockholders' Equity                          350,657       346,552      242,505       186,496      182,668

-------------------------------------------------------------------------------
/(1)/ See Earnings per Common Share under Note 15 of the Notes to the Consolidated Financial Statements.

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

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. Please read Forward-Looking Information on page 31.

        We operate in one segment, natural gas and oil exploration and development.

OVERVIEW

        Our financial results depend upon many factors, particularly the price of natural gas and our ability to market our production on economically attractive terms. Price volatility in the natural gas market has remained prevalent in the last few years. In early 2001, the NYMEX futures market reported unprecedented natural gas contract prices. We benefited from this market with our realized natural gas price reaching $5.66 per Mcf in December and $8.46 per Mcf in January 2001. When the NYMEX futures market was near its high on the last day of December 2000, we entered into a series of price collars that protected us from the subsequent price decline until their expiration in October 2001. (See the Commodity Price Swaps and Options discussion about hedging on page 36.) These price collar arrangements boosted 2001 revenue by $34.6 million, increasing the average realized natural gas price by $0.50 per Mcf. In 2002, natural gas prices rose throughout the year beginning with a $2.60 per Mcf price in January and ending with a December realized price of $4.17 per Mcf. This pattern is contrary to the pattern of prices declining throughout the year as seen in 2001.

        The tables below illustrate how natural gas prices have fluctuated over the course of 2001 and 2002. "Index" represents the Henry Hub index price per Mmbtu. The "2001" and "2002" price is the natural gas price per Mcf realized by us and it includes the impact of the natural gas price collar or swap arrangements:


                                          Natural Gas Prices by Month - 2002
-------------------------------------------------------------------------------------------------------------------
             Jan      Feb      Mar      Apr      May      Jun      Jul      Aug      Sep      Oct      Nov      Dec
             ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---
Index       2.61     2.03     2.39     3.40     3.36     3.37     3.26     2.95     3.27     3.72     4.13     4.13
2002        2.60     2.55     2.44     3.25     2.86     2.86     2.74     2.74     2.83     3.41     3.89     4.17


                                          Natural Gas Prices by Month - 2001
-------------------------------------------------------------------------------------------------------------------
             Jan      Feb      Mar      Apr      May      Jun      Jul      Aug      Sep      Oct      Nov      Dec
             ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---
Index       9.91     6.22     5.03     5.35     4.87     3.73     3.16     3.19     2.34     1.86     3.16     2.28
2001        8.46     6.28     4.91     5.05     5.08     4.25     3.96     3.79     3.57     3.24     3.06     2.32

        Prices for crude oil have followed a similar path as the commodity market fell through 2001 and rose during 2002. The tables below contain the West Texas Intermediate index price (Index) and our realized per Bbl crude oil prices by month for 2001 and 2002.

(in $ per Bbl)                             Crude Oil Prices by Month - 2002
--------------------------------------------------------------------------------------------------------------------
             Jan      Feb      Mar      Apr      May      Jun      Jul      Aug      Sep      Oct      Nov      Dec
             ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---
Index       19.43    20.54    24.15    26.02    26.73    25.34    26.73    28.09    29.53    28.71    25.97   29.33
2002        18.56    20.11    22.93    24.27    24.40    23.92    24.14    24.70    26.03    25.57    24.19   25.79

(in $ per Bbl)                             Crude Oil Prices by Month - 2001
--------------------------------------------------------------------------------------------------------------------
             Jan      Feb      Mar      Apr      May      Jun      Jul      Aug      Sep      Oct      Nov      Dec
             ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---      ---
Index       28.66    27.40    26.30    28.46    28.37    26.26    26.35    27.20    23.43    21.18    19.44   19.84
2001        30.32    29.20    26.44    26.31    29.12    27.85    24.72    25.71    24.50    22.85    19.05   19.85

        We reported earnings of $0.51 per share, or $16.1 million, for 2002. This is down from the $1.56 per share, or $47.1 million, reported in 2001. The weaker price environment coupled with the impact of our hedge arrangements were the driving factors in this decline. Prices, including the impact of the hedge arrangements, fell

31% for natural gas and 4% for oil. Partially offsetting this negative price impact, natural gas production was up 7% and crude oil sales volumes were up 50% from last year. Overall, on a Mcfe basis, our production grew more than 12% over 2001. An 8% production increase was a result of the full year impact of the acquisition of Cody Company, which was effective August 1, 2001, and the remaining 4% resulted from our drilling activities.

     We drilled 108 gross wells with a success rate of 93% in 2002 compared to 208 gross wells and an 87% success rate in 2001. Total capital expenditures were $126.3 million in 2002 compared to $453.4 million for 2001, which included $181.3 million in cash and $49.9 million in common stock paid for Cody Company. Capital spent in drilling activity decreased $52.5 million from 2001, which remains our largest capital program to date. In previous years, our capital spending, excluding major acquisitions, used substantially all of our operating cash flow. In 2002, our capital and exploration expenditures were under this level, allowing us the reduce debt by $28.0 million. Our strategy in 2003 is anticipated to remain consistent with 2002. We believe our operating cash flow in 2003 will be sufficient to fund our capital and exploration budgeted spending of $154 million and again provide excess cash flow to reduce debt.

     At the end of 2002, our debt-to-total capitalization ratio was 51.0%, an improvement from 53.1% at the end of 2001. This improvement was primarily the result of the decrease in debt levels and occurred despite a $13.8 million reduction in the Other Comprehensive Income portion of equity. During 2000, we improved our debt-to-total capitalization ratio from 61.1% at the end of 1999 to 52.6% at the close of 2000. This improvement was a result of several significant accomplishments. We sold 3.4 million shares of common stock in May 2000 for net proceeds of $71.5 million, of which $51.6 million was used to repurchase all of our preferred stock. The remaining proceeds, along with another $14.8 million from employee stock option exercises, were used to reduce debt and pay dividends. From year end 1999 to year end 2000, we reduced debt by $24 million.

     We remain focused on our strategies to grow through the drill bit, balancing the higher risk higher reward exploration opportunities with an extensive development program, and from synergistic acquisitions. We plan to remain disciplined in our capital program while providing for growth potential. We believe these strategies are appropriate in the current industry environment, enabling us to add shareholder value over the long term.

     The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. Please read Forward-Looking Information on page 31.

FINANCIAL CONDITION

Capital Resources and Liquidity

     Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowing supported by oil and gas reserves. Our level of earnings and cash flows depends on many factors, including the price of natural gas and oil, our ability to find and produce hydrocarbons and our ability to control and reduce costs. Demand for natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, in the summer of 2000, our realized gas prices began to climb to unseasonably high levels and by January 2001, we realized the highest prices in the Company's history. Then in 2001, our realized natural gas price declined throughout the year to a low of $2.32 per Mcf in December. In 2002, commodity prices rose throughout the year, with December's realized natural gas price up 60% from the January price. A mild winter and the economic recession may have been contributing factors in the 2001 pricing volatility, while a colder winter and the threat of potential military activity in the Middle East may have contributed to rising prices in 2002.

     The primary sources of cash during 2002 were funds generated from operations and, to a lesser extent, proceeds from the sale of non-strategic assets and the sale of stock. Funds were used primarily for exploration and development expenditures, reductions to the level of borrowing on the revolving credit facility, and dividend payments.

     We had a net cash outflow of $3.1 million during 2002. The net cash inflow from operating activities of $165.1 million was sufficient to fund the $143.4 million of cash used for capital and exploration expenditures and $21.7 million of the reduction to debt. Cash proceeds from the sales of non-strategic assets and the sale of stock combined to provide an additional $8.1 million of cash flow.

         (In millions)                                          2002              2001             2000
         -------------------------------------------------------------------------------------------------
         Cash Flows Provided by Operating Activities           $ 165.1           $250.4           $ 119.0
                                                               ------------------------------------------

     Cash flows provided by operating activities in 2002 were $85.3 million lower than in 2001. This decrease was the result of lower realized commodity prices combined with both an increase in accounts receivable and a decrease in accounts payable. Cash flows provided by operating activities in 2001 were $131.4 million higher than in 2000. This improvement was primarily a result of increased revenues from higher realized commodity prices and to a lesser extent to increased natural gas and oil production.

         (In millions)                                          2002              2001             2000
         ------------------------------------------------------------------------------------------------
         Cash Flows Used by Investing Activities               $(138.6)          $(379.2)         $(116.1)
                                                               ------------------------------------------

     Cash flows used by investing activities in 2002 were attributable to capital and exploration expenditures of $143.3 million, offset by the receipt of $4.7 million in proceeds received from the sale of non-strategic oil and gas properties.

     Cash flows used by investing activities in 2001 included the $181.3 million cash portion of the Cody Company acquisition. Additionally, capital spending for drilling and facilities increased $39.5 million, or 49%, from 2001 to $119.5 million. We drilled 208 gross wells, which represents a 61% increase over 2000.

     Cash flows used by investing activities in 2000 were attributable to capital and exploration expenditures of $119.2 million, offset by the receipt of $3.1 million in proceeds received from the sale of non-strategic oil and gas properties.

         (In millions)                                          2002              2001             2000
         ------------------------------------------------------------------------------------------------
         Cash Flows Provided (Used) by Financing Activities    $(29.6)           $126.9            $  3.0
                                                               ------------------------------------------

     Cash flows used by financing activities in 2002 included $28 million used to reduce the year-end debt balance to $365 million from $393 million in 2001 and cash used to pay cash dividends to stockholders.

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

     We have a revolving credit facility with a group of banks, the revolving term of which runs to October 2006. The available credit line under this facility, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks' petroleum engineer) and other assets. Accordingly, oil and gas prices are an important part of this computation. Since the current price environment remains volatile, management can not predict how future price levels may change the banks' long-term price outlook. To reduce the impact of any redetermination, we strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. At year end, this excess capacity totaled $155 million, or 62% of the total available credit line. Management believes it has the ability to finance, if necessary, our capital requirements, including acquisitions. Oil and gas prices also affect the calculation of the financial ratios for debt covenant compliance. Please read Note 5 of the Notes to the Consolidated Financial Statements for a more detailed discussion of our revolving credit facility.

       In the event that the available credit line is adjusted below the outstanding level of borrowings, we have a period of three months to reduce our outstanding debt to the adjusted credit line with a requirement to provide additional borrowing base assets or pay down one-third of the excess during each of the three months.

       Our 2003 interest expense is expected to be approximately $23.6 million, including interest on the $170 million 7.33% weighted average fixed rate notes used to partially fund the acquisition of Cody Company.

Capitalization

       Our capitalization information is as follows:


                                                          As of December 31,
       (In millions)                                   2002     2001      2000
       ------------------------------------------------------------------------
       Long-Term Debt                               $  365.0  $ 393.0   $ 253.0
       Current Portion of Long-Term Debt                  --       --      16.0
                                                    ---------------------------
           Total Debt                               $  365.0  $  393.0  $ 269.0
                                                    ===========================

       Stockholders' Equity
            Common Stock (net of Treasury Stock)    $  350.7  $ 346.6   $ 242.5
                                                    ---------------------------
                Total Equity                        $  350.7  $ 346.6   $ 242.5
                                                    ---------------------------

       Total Capitalization                         $  715.7  $ 739.6   $ 511.5
                                                    ===========================

       Debt to Capitalization                           51.0%    53.1%     52.6%
                                                    ---------------------------

       During 2002, dividends were paid on our common stock totaling $5.1 million. We have paid quarterly common stock dividends of $0.04 per share since becoming publicly traded in 1990. The amount of future dividends is determined by our Board of Directors and is dependent upon a number of factors, including future earnings, financial condition and capital requirements.

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

       The following table presents major components of our capital and exploration expenditures for the three years ended December 31, 2002.


       (In millions)                             2002        2001         2000
       ------------------------------------------------------------------------
       Capital Expenditures
           Drilling and Facilities           $   67.0     $  119.5     $   80.0
           Leasehold Acquisitions                 4.8         12.9         10.9
           Pipeline and Gathering                 4.1          3.8          3.2
           Other                                  1.4          1.9          2.6
                                             ----------------------------------
                                                 77.3        138.1         96.7
                                             ----------------------------------
       Proved Property Acquisitions               8.8        244.1/(1)/     6.0
       Exploration Expenses                      40.2         71.2         19.9
                                             ----------------------------------
           Total                             $  126.3     $  453.4     $  122.6
                                             ==================================

       -------------------------------------------------------------------------
       (1) The 2001 amount includes the $49.9 million common stock component of the Cody acquisition and excludes the $78.0 million deferred tax gross-up. See Note 14, Cody Acquisition.

       Total capital and exploration expenditures for 2002 decreased $327.1 million compared to 2001. The spending in 2001 included the $231.2 million Cody acquisition. The remaining $95.9 million of the decrease was due to smaller drilling and geological and geophysical programs for 2002. In 2002, we drilled 108 gross wells compared to 208 gross wells drilled in 2001 representing a 48% decline in drilling activity. Also, the 2001 drilling program included a $15.3 million increase in geological and geophysical expenses over 2000, including costs of obtaining seismic data that supports future drilling programs.

       We plan to drill 180 gross wells in 2003 compared with 108 gross wells drilled in 2002. This 2003 drilling program includes $153.9 million in total capital and exploration expenditures, up from $126.3 million in 2002. Expected spending in 2003 includes $88.9 million for drilling and dry hole exposure, $10.8 million for lease acquisition and $12.9 million in geological and geophysical expenses. In addition to the drilling and exploration program, other 2003 capital expenditures are planned primarily for production equipment and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the commodity price environment and may increase or decrease the capital and exploration expenditures accordingly so as to not jeopardize our economic returns.

Contractual Obligations

       We are committed to making cash payments in the future on two types on contracts: Note agreements and leases. We have no off-balance sheet debt or other such unrecorded obligations and we have not guaranteed the debt of any other party. Below is a schedule of the future payments that we were obligated to make based on agreements in place as of December 31, 2002.

                                                            Payments Due by Year
                                                                  2004       2006      2008 &
     (in thousands)                            Total     2003    to 2005    to 2007    Beyond
     -----------------------------------------------------------------------------------------
     Long-Term Debt /(1)/                    $365,000   $   --   $20,000   $135,000   $210,000
     Operating Leases /(2)/                    27,153    5,590     9,224      7,220      5,119
                                             --------   ------   -------   --------   --------
       Total Contractual Cash Obligations    $392,153   $5,590   $29,224   $142,220   $215,119

     ---------------------------------------------------------------------------
     /1)/ $95 million of the amount shown as scheduled for payment in 2006 represents the December 31, 2002 balance outstanding on the revolving credit facility. Typically, we are able to replace this credit agreement with a new one as this comes due. See discussion in Note 5 of the Notes to the Consolidated Financial Statements.
    /(2)/ A discussion of operating leases can be found in Note 8 of the Notes to the Consolidated Financial Statements. We have no capital leases.

Potential Impact of Our Critical Accounting Policies

       Readers of this document and users of the information contained in it should be aware of how certain events may impact our financial results based on the accounting policies in place. The three most significant policies are discussed below.

Commodity Pricing and Risk Management Activities

       Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially impact the outcome of our annual impairment test under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Because our reserves are predominantly natural gas, changes in natural gas prices may have a particularly large impact on our financial results.

       The majority of our production is sold at market responsive prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. However, management may mitigate this price risk with the use of financial instruments. Most recently, we have used financial instruments such as price collar and swap arrangements to reduce the impact of declining prices on our revenue. Under both arrangements, there is also risk that the movement of the index prices will result in the Company not being able to realize the full benefit of a market improvement.

       We covered 16% of our production in 2000 with natural gas price collar arrangements and prices rose above the ceiling during some months. If we had not had these collars in place in 2000, our realized natural gas price would have been $0.17 per Mcf higher. In 2001, we covered 35% of our natural gas production with price collar arrangements and prices were below the floor for several months. The gains from the 2001 price collars improved our annual realized natural gas price by $0.50 per Mcf. During 2002, we hedged 57% of our natural gas production with a combination of price swaps and collars. The impact of these hedges reduced our 2002 realized natural gas price by $0.01 per Mcf. Also in 2002, 43% of our crude oil production was hedged with a series of price collars. The impact of these hedges reduced our realized crude oil price by $1.81 per Bbl in 2002.

Successful Efforts Method of Accounting

       We use the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including seismic purchases and processing, exploratory dry hole drilling costs and costs of carrying and retaining unproved properties are expensed as incurred. During 2002, we drilled nine exploratory wells and three of them were unsuccessful, adding $6.9 million to exploration expense. Additionally, we abandoned certain sections of exploration well bores that were not economical, in the amount of $3.9 million. This 67% success rate for exploratory wells is higher than our historical rate, and as we focus more on our exploration program, we are exposed to the risk of dry hole expense. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

       We are also exposed to potential impairments if the book value of our assets exceeds their future expected cash flows. This may occur if a field discovers lower than anticipated reserves or if commodity prices fall below a level that significantly effects anticipated future cash flows on the field. We determine if an impairment has occurred through either adverse changes or as a result of the annual review of all fields. The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. For the year-ended December 31, 2002, 2001 and 2000 we had impairment of long-lived asset expense of $2.7 million, $6.9 million, and $9.1 million, respectively.

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

       Our rate of recording depreciation, depletion and amortization expense (DD&A) is dependent upon our estimate of proved reserves. If the estimates of proved reserves declines, the rate at which we record DD&A expense increases, reducing net income. Such a decline may result from lower market prices, which may make it non-economic to drill for and produce higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of our annual impairment test under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", when adopted.

Operating Risks and Insurance Coverage

       Our business involves a variety of operating risks, including:

     . blowouts, cratering and explosions;
     . mechanical problems;
     . uncontrolled flows of oil, natural gas or well fluids;
     . fires;
     . formations with abnormal pressures;
     . pollution and other environmental risks; and . natural disasters.

       The operation of our natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. Any of these events could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. The costs of these insurance policies are somewhat dependent on our historical claims experience and also the areas in which we choose to operate. During the past few years, we have drilled a higher percentage of our wells in the Gulf Coast, where insurance rates are significantly higher than in other regions such as the East.

OTHER ISSUES AND CONTINGENCIES

       Corporate Income Tax. We generate tax credits for the production of certain qualified fuels, including natural gas produced from tight sands formations and Devonian Shale. The credit for natural gas from a tight sand formation (tight gas sands) amounts to $0.52 per Mmbtu for natural gas sold prior to 2003 from qualified wells drilled in 1991 and 1992. A number of wells drilled in the Eastern region and Rocky Mountains during 1991 and 1992 qualified for the tight gas sands tax credit. The credit for natural gas produced from Devonian Shale is estimated to be $1.10 per Mmbtu in 2002. In 1995 and 1996, we completed three transactions to monetize the value of these tax credits, resulting in revenues of $2.0 million in 2002. The tax credit wells were repurchased in December 2002 and therefore, no monetization revenue will be realized in 2003. See Note 13 of the Notes to the Consolidated Financial Statements for further discussion.

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

       Restrictive Covenants. Our ability to incur debt and to make certain types of investments is subject to certain restrictive covenants in the Company's various debt instruments. Among other requirements, our Revolving Credit Agreement and the Notes (see Note 5 of the Notes to the Consolidated Financial Statements) specify a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0. At December 31, 2002, the calculated ratio for 2002 was 7.9 to 1.0 on both the Revolving Credit Agreement and the Notes. In the unforeseen event that we fail to comply with these covenants, the Company may apply for a temporary waiver with the bank, which, if granted, would allow us a period of time to remedy the situation. See further discussion in Capital Resources and Liquidity and Note 5 of the Notes to the Consolidated Financial Statements.

       Limited Partnership. As part of the Cody acquisition, we acquired a interest in certain oil and gas properties in the Kurten field, as general partner of a partnership and as an operator. Our current interest in Kurten is approximately 25%, including a one percent interest in the partnership. Under the partnership agreement, we have the right to a reversionary working interest that would bring our ultimate interest to 50% upon the limited partner reaching payout. Under the partnership agreement, the limited partner has the sole option to trigger a liquidation of the partnership. Effective February 13, 2003, the Kurten partnership commenced liquidation at the limited partner's election. In connection with the liquidation, an appraisal has been obtained to allocate the interest in the partnership assets. Based on the receipt of the appraisal in February 2003, we would not receive the reversionary interest as part of the liquidation. Due to the impact of the loss of the reversionary interest on future estimated net cash flows of the Kurten field, the limited partners decision and our decision to proceed with the liquidation, we performed an impairment review which resulted in an after-tax charge of approximately $55 million. This impairment charge will be reflected in the first quarter of 2003 as an operating expense but will not impact the Company's cash flows. In addition, we will record a downward reserve revision of approximately 16 Bcfe as a result of the loss of the reversionary interest.

CONCLUSION

       Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas on economically attractive terms. The average produced natural gas sales price received by us, including the impact of derivatives, has changed from year-to-year as follows:

       2002: decreased 31% from 2001 to $3.02 per Mcf
       2001: increased 37% over 2000 to $4.36 per Mcf
       2000: increased 44% over 1999 to $3.19 per Mcf
       1999: increased 3% over 1998 to $2.22 per Mcf
       1998: decreased 15% from 1997 to $2.16 per Mcf
       1997: increased 8% over 1996 to $2.53 per Mcf

       The volatility of natural gas prices in recent years remains prevalent in 2003 with wide price swings in day-to-day trading on the NYMEX futures market. Given this continued price volatility, we can not predict what pricing levels will be in the future. Because future cash flows are subject to these variables, there is no assurance that our operations will provide cash sufficient to fully fund our planned capital expenditures. For these reasons, we periodically use derivative instruments to manage some of the price volatility.

       While our 2003 plan now includes $153.9 million in capital and exploration spending, we will periodically assess industry conditions and adjust our 2003 spending plan to ensure the adequate funding of our capital requirements, including, if necessary, reductions in capital and exploration expenditures or common stock dividends. We plan on remaining disciplined in our capital program. We believe our capital resources, supplemented with external financing if necessary, are adequate to meet our capital requirements.

       The preceding paragraphs contain forward-looking information. See Forward-Looking Information on page 31.

Recently Issued Accounting Pronouncements

       In June 2001, the FASB approved for issuance SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 resulted in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (3) an increase in operating expense, because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in January 2003. The impact on the financial statements of adopting SFAS 143 is disclosed in Note 12, "Adoption of SFAS 143, Accounting for Asset Retirement Obligations", to the financial statements.

     In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, were adopted by the Company in 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. See Note 10, "Capital Stock", to the financial statements.

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time we have only one entity that could potentially be a VIE. We are evaluating this potential VIE, in which we have a one percent general partner interest and that holds an interest in the Kurten field, to determine if it is a VIE. However, pursuant to the Partnership agreement, the limited partner has elected to liquidate the Partnership. It is anticipated that this liquidation will be completed prior to the effective date of the Interpretation. See "Limited Partnership" on page 29 for discussion related to the Cody acquisition.

                                      * * *

Forward-Looking Information

         The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

RESULTS OF OPERATIONS

         For the purpose of reviewing our results of operations, "Net Income" is defined as net income available to common stockholders.

Selected Financial and Operating Data

         (In millions except where specified)        2002    2001     2000
         -------------------------------------------------------------------
         Operating Revenues                        $ 353.8 $  447.0 $  368.7
         Operating Expenses                          304.9    351.7    303.8
         Operating Income                             49.1     95.4     64.8
         Interest Expense                             25.2     20.8     22.9
         Net Income                                   16.1     47.1     29.2
         Earnings Per Share - Basic                $  0.51 $   1.56 $   1.07
         Earnings Per Share - Diluted              $  0.50 $   1.53 $   1.06

         Natural Gas Production (Bcf)
             Gulf Coast                               30.4     25.6     14.1
             West                                     25.3     26.2     29.0
             East                                     18.0     17.4     17.8
                                                   -------------------------
             Total Company                            73.7     69.2     60.9

         Produced Natural Gas Sales Price ($/Mcf)
             Gulf Coast                            $  3.34 $   4.44 $   3.79
             West                                     2.39     3.88     2.86
             East                                     3.38     4.96     3.24
             Total Company                         $  3.02 $   4.36 $   3.19

         Crude/Condensate

             Volume (Mbbl)                           2,869    1,908      953
             Price ($/Bbl)                         $ 23.79 $  24.91 $  26.81

2002 and 2001 Compared

         Net Income and Revenues. During 2002, we reported net income of $16.1 million, or $0.51 per share. Operating income decreased $46.3 million, or 49%, and operating revenues decreased $93.3 million, or 21%, in 2002. The decrease in operating revenues was mainly a result of the $80.6 million decline in natural gas sales due to the 31% decrease in natural gas prices and the $32.0 million decrease in brokered natural gas sales revenue, which was also a result of lower prices. Natural gas revenue and our realized price were reduced by $0.6 million due to hedges in place during 2002. See further discussion in Item 7A. These decreases were partially offset by an increase in crude oil revenue of $20.0 million due to a 50% increase in the volume of crude oil produced. Operating income was similarly impacted by these revenue changes.

         The average Gulf Coast natural gas production sales price declined $1.10 per Mcf, or 25%, to $3.34, decreasing operating revenues by approximately $33.4 million. In the Western region, the average natural gas production sales price decreased $1.49 per Mcf, or 38%, to $2.39, decreasing operating revenues by approximately $37.7 million. The average Eastern natural gas production sales price decreased $1.58 per Mcf, or 32%, to $3.38, decreasing operating revenues by approximately $28.4 million. The overall weighted average natural gas production sales price decreased $1.34 per Mcf, or 31%, to $3.02 per Mcf in 2002.

         Natural gas production volume in the Gulf Coast region was up 4.8 Bcf, or 19%, to 30.4 Bcf primarily due to production from our discoveries in south Louisiana and production from the Cody Company properties acquired in August 2001. Natural gas production volume in the Western region was down 0.9 Bcf, or 3%, to 25.3 Bcf due primarily to a 29% decline in drilling activity, offset slightly by a 7% increase in the success rate. Natural gas production volume in the Eastern region was up 0.6 Bcf, or 3%, to 18.0 Bcf, as a result increased drilling activity in the region over the past year. Total natural gas production was up 4.5 Bcf, or 7%, in 2002.

         Crude oil prices fell $1.12 per Bbl, or 4%, to $23.79, resulting in a decrease to operating revenues of approximately $3.2 million. The volume of crude oil sold in the year rose by 50% to 2,869 Mbbls, increasing operating revenues by $23.9 million. This production increase was a result of our 2000 and 2001 drilling success in south Louisiana (60% of the increase) and the acquisition of Cody Company (40% of the increase).

         Brokered natural gas revenue decreased $32.0 million, or 35%, from the prior year. The sales price of brokered natural gas declined 35%, resulting in a decrease in revenue of $31.3 million. The volume of natural gas brokered this year declined by 1%, reducing revenues by $0.7 million. In prior years, the revenues and expenses related to brokering natural gas were reported net on the Consolidated Statement of Operations as Brokered Natural Gas Margin. Beginning in 2000, these amounts are reported gross as part of Operating Revenues and Operating Expenses. After including the related brokered natural gas costs, we realized a brokered gas margin of $5.7 million in 2002 compared to a brokered gas margin of $2.9 million in 2001.

         Other operating revenues decreased $0.7 million to $6.4 million. In 2002, we provided for payout liabilities on certain properties not operated by us and certain estimated potential legal settlements.

         Costs and Expenses. Total costs and expenses from operations decreased $46.8 million, or 13%, from 2001 due primarily to the following:

    . Brokered natural gas cost decreased $34.8 million, or 40%, primarily due to the $34.1 million impact of decreased natural gas costs per Mcf. Volumes of brokered gas purchases decreased slightly contributing further to a reduction in the amount of $0.7 million.

    . Production and pipeline expense increased $8.8 million, or 21%, primarily as a result of a full year of costs associated with operating the Cody Company properties acquired in August 2001. Additionally, increased insurance costs and increased drilling activity in the Gulf Coast and Rockies contributed to the rise in expense. On a units-of-production basis, our company-wide production and pipeline expense was $0.55 per Mcfe in 2002 versus $0.51 per Mcfe in 2001.

     . Exploration expense decreased $31.0 million, or 44%, primarily as a result of the following:

         . An $8.9 million decrease in geological and geophysical expenses over last year due to the unusually high 2001 acquisition of seismic data for future evaluation.

         . A $21.0 million decrease in dry hole costs. In 2002, we drilled nine exploratory wells compared to 27 in 2001. Our success rate on these wells improved from 44% in 2001 to 67% in 2002. The $16.9 million in dry hole cost recognized in 2002 includes expenditures related to three wells from the 2001 drilling program determined to be dry in 2002, in the amount of $6.9 million, as well as costs of abandoning certain sections of exploration well bores that were not economical, in the amount of $3.9 million.

         . A $0.8 million increase for salaries, wages and related benefits largely attributable to increased staffing in the Gulf Coast region during 2001 to support that year's expanded drilling program and assimilating Cody.

    . Depreciation, depletion, amortization and impairment of unproved properties expense increased $17.4 million, or 20%, over 2001. Natural gas equivalent production increased 12%, increasing DD&A expense by $11.4 million. The 6% increase in the per unit expense from $1.09 per Mcfe to $1.16 per Mcfe was a result of increased production in the higher cost Gulf Coast region (including a full year impact of the newly acquired Cody properties) and resulted in an $5.6 million increase to DD&A expense for 2001.

    . Impairment of Long-Lived Assets decreased by $4.1 million this year. This year we recorded impairments on four small fields, three of which were in the Gulf Coast and one in the Rocky Mountains. For each of these fields, the capitalized cost exceeded the future undiscounted cash flows. A pipeline in the Eastern region was written down to fair market value. Last year, two fields in the Gulf Coast region were impaired since the cost capitalized exceeded the future undiscounted cash flows. Also in 2001, one natural gas processing plant in the Rocky Mountains area was written down to fair market value. In the fourth quarter of 2001, the Starpath prospect in the Gulf Coast region was impaired.

    . General and administrative expenses increased $2.7 million due to the costs associated with the retirement of the chief executive officer in May 2002.

    . Taxes other than income decreased $3.6 million as a result of lower natural gas and oil revenues.

         Interest expense increased $4.4 million due to the full year impact of the incremental debt used to partially fund the Cody acquisition in August 2001. Interest expense on the credit facility was down slightly due both to lower levels of borrowings and lower interest rates.

         Income tax expense was down $19.8 million due to the comparable decrease in earnings before income tax. Our effective tax rate decreased slightly in 2002 reflecting a shift of activity between states.

2001 and 2000 Compared

         Net Income and Revenues. We reported net income in 2001 of $47.1 million, or $1.56 per share. During 2000, we reported net income of $29.2 million, or $1.07 per share. Operating income increased $30.5 million, or 47%, and operating revenues increased $78.4 million, or 21%, in 2001. The improvement in operating revenues was mainly a result of the $107.3 million rise in natural gas sales due to the increases in both natural gas prices and production, and the $22.0 million increase in crude oil sales revenue. In 2001 our natural gas revenue and our realized price were bolstered by the use of collar arrangements resulting in a $0.50 per Mcf increase to our realized natural gas price. See further discussion in Item 7A. These improvements were partially offset by a decline in brokered natural gas volume that reduced operating revenues by $50.4 million. Operating income was similarly impacted by these revenue changes.

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

         Other operating revenues decreased $0.7 million to $7.1 million. In 2001, we received a $0.8 million settlement as a result of a lawsuit. In 2000, we realized miscellaneous net revenue of approximately $2.2 million primarily from the settlement of a natural gas sales contract.

         Costs and Expenses. Total costs and expenses from operations increased $47.9million, or 16%, from 2000 due primarily to the following:

    . Brokered natural gas cost decreased $47.9 million, or 35%, primarily due to the $73.0 million impact of the lower volume of brokered sales in 2001. This was partially offset by a $25.1 million increase due to higher natural gas costs compared to the prior year.

    . Production and pipeline expense increased $5.5 million, or 15%, primarily as a result of costs associated with operating the Cody Company properties acquired in August 2001. Additionally, increased staffing and insurance costs were incurred to support the expanded 2001 drilling program. The 2000 expense includes $0.5 million related to the closure of the region office in Pittsburgh. On a units-of-production basis, our company-wide production and pipeline expense was $0.51 per Mcfe in 2001 versus $0.53 per Mcfe in 2000 as a result of the increased production discussed above.

    . Exploration expense increased $51.3 million, or 258%, primarily as a result of the following:

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

    . Depreciation, depletion, amortization and impairment expense increased $30.6 million, or 53%, over 2000. Natural gas equivalent production increased 21%, increasing DD&A expense by $12.3 million. The 27% increase in the per unit expense from $0.86 per Mcfe to $1.09 per Mcfe was a result of increased production in the higher cost Gulf Coast region (including the newly acquired Cody properties) and resulted in an $18.3 million increase to DD&A expense for 2001.

    . Impairment of long-lived assets decreased $2.3 million from 2000. In 2001, two fields in the Gulf Coast region were impaired since the cost capitalized exceeded the future undiscounted cash flows. Also in 2001, one natural gas processing plant in the Rocky Mountains area was written down to fair market value. In the fourth quarter of 2001, the Starpath prospect in the Gulf Coast region was impaired. During 2000, we recorded a $9.1 million impairment on one field in the Gulf Coast due to casing collapse in two of the field's wells.

    . General and administrative expenses increased $5.4 million, primarily as a result of increased staffing during the transition period following the Cody Company acquisition and other staffing increases that support our larger operations. Additional cost increases were realized in incentive compensation programs as well as technology updates and related software maintenance.

    . Taxes other than income increased $5.3 million as a result of higher natural gas and oil revenues.

         Interest expense decreased $2.1 million due to a lower weighted average interest rate realized in 2001. This was despite the new Notes issued to partially fund the acquisition of Cody Company in August 2001.

         Income tax expense was up $11.0 million due to the comparable increase in earnings before income tax. Our effective tax rate decreased in 2001 reflecting a shift of activity between states.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and gas prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.

         Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Oil and gas prices declined substantially in 1998 and early 1999, moved higher through 2000 and into 2001 before declining back to year-end 1998 levels in October 2001. Prices continued to decline for the remainder of 2001. From the end of 2001 through half of 2002 oil and gas prices were constant with an increase in prices during the fourth quarter. Because our reserves are predominantly natural gas, changes in natural gas prices may have a particularly significant impact on our financial results.

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

Commodity Price Swaps and Options

Hedges on Production - Swaps

         From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. Under our Revolving Credit Agreement, the aggregate level of commodity hedging must not exceed 80% of the anticipated future production during the period covered by the hedges. We did not have crude oil swap arrangements covering our production in 2000, 2001, or 2002. During 2002, we fixed the price at an average of $4.44 per Mcf on quantities totaling 7,870 Bcf, representing 11% of our 2002 natural gas production. During 2001, we fixed the price at an average of $3.75 per Mcf on quantities totaling 918 Mmcf, representing approximately 1% of our 2001 natural gas production. During 2000, we fixed the price at an average of $4.54 per Mcf on quantities totaling 315 Mmcf, representing less than 1% of our 2000 natural gas production.

         As of the years ended December 31, 2002, and 2001, we had no crude oil swap contracts that qualified as hedges outstanding. We had open natural gas price swap contracts on our production as follows:

                                                      Natural Gas Price Swaps
                                               ---------------------------------------
                                                Volume     Weighted      Unrealized
                                                  in        Average         Loss
         Contract Period                         Mmcf   Contract Price (In $ millions)
         -----------------------------------------------------------------------------
         As of December 31, 2002
         -----------------------
           Natural Gas Price Swaps on Production in:
           -----------------------------------------
           First Quarter of 2003                  8,333    $   4.44
           Second Quarter of 2003                 7,107        4.24
           Third Quarter of 2003                  7,186        4.24
           Fourth Quarter of 2003                 7,186        4.24
                                                  -----        ----
              Full Year of 2003                  29,812        4.29       $ 15,062

           First Quarter of 2004                  2,089    $   4.42
           Second Quarter of 2004                 2,089        4.42
           Third Quarter of 2004                  2,112        4.42
           Fourth Quarter of 2004                 2,112        4.42
                                                  -----        ----
              Full Year of 2004                   8,402        4.42       $  1,753

         As of December 31, 2001
         -----------------------
             None

         Natural gas price swaps increased revenue by $0.9 million in 2002 and reduced revenue by $0.8 million in 2001.

         From time to time we enter into crude oil range swaps with counterparties. These derivatives do not qualify for hedge accounting under SFAS 133 and are recorded at fair value at the balance sheet date. We entered into two crude oil range swap arrangements as follows:

         . A fixed price swap at $28.15 per barrel, unless the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel. If the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel for any month, the swap is cancelled for that month. This instrument covers 730 Mbbls of production over the period January 2003 through December 2003.

         . A fixed price swap at $27.75 per barrel, unless the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel. If the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel for any month, the swap is cancelled for that month. This instrument covers 276 Mbbls of production over the period July 2003 through December 2003.

         The crude oil range swaps at December 31, 2002 had a pre-tax unrealized loss in the amount of $0.7 million, which is reflected in crude oil operating revenue, and covered approximately 31% of our anticipated crude oil production during this period. We had no crude oil range swap contracts outstanding during 2001.

         In January 2003, we entered into a natural gas swap arrangement to reduce the price risk on an additional portion of our 2003 production. The swap arrangement is in place for the months of February through December 2003 with a fixed price of $5.39 per Mcf. This hedge covers 1,597 Mmcf of our anticipated natural gas production for the year.

Hedges on Production - Options

         In December 2001 and March 2002, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our 2002 production through the use of a series of collars. Under the collar arrangements, if the index rises above the ceiling price, we pay the counterparty. If the applicable index falls below the floor, the counterparty pays us. The 2002 natural gas price hedges include several collar arrangements based on nine price indexes. The first series of natural gas price collars were in place for the months of January through April 2002 with a weighted average price floor of $2.68 per Mcf and a weighted average price ceiling of $3.53 per Mcf. These hedges covered 16,145 Mmcf, or 22% of our natural gas production for the year. The second series of natural gas price collars were in place for the months of May through August 2002 with a weighted average price floor of $2.54 per Mcf and a weighted average price ceiling of $3.17 per Mcf. These hedges covered 18,284 Mmcf, or 25% of our natural gas production for the year.

         All indexes were within the collars during the month of January, all were below the floor for February through March, and most were above the ceiling in April through August, resulting in a cash expenditure of $1.4 million for the year. Overall, the natural gas collar and swap arrangements resulted in a reduction of $0.01 per Mcf to our average realized natural gas price for 2002.

         During 2001, we used several costless collar arrangements to hedge a portion of our 2001 natural gas production. The 2001 natural gas price hedges include several costless collar arrangements based on eight price indexes at which we sell a portion of our production. These hedges were in place for the months of February through October 2001 and covered 24,404 Mmcf, or 35%, of our natural gas production for the year. All indexes were within the collars during February and April, some fell below the floor during the period of March, and all indexes were below the floor from June through October, resulting in a $34.6 million cash revenue for the year. These gains contributed $0.50 per Mcf to our average realized natural gas price for 2001.

         Again in August 2002, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our 2003 production through the use of natural gas price collar arrangements. As of the years ended December 31, 2002, and 2001, we had open natural gas price collar contracts on our production as follows:

                                                               Natural Gas Price Collars
                                               -----------------------------------------------------
                                                  Volume               Weighted         Unrealized
                                                    in                  Average            Loss
         Contract Period                           Mmcf             Ceiling / Floor   (In $ millions)
         -------------------------------------------------------------------------------------------
         As of December 31, 2002
         -----------------------
             Natural Gas Collars on Production in:
             -------------------------------------
             First Quarter of 2003                 2,066              $5.03/$4.36
             Second Quarter of 2003                2,089              $5.03/$4.36
             Third Quarter of 2003                 2,112              $5.03/$4.36
             Fourth Quarter of 2003                2,112              $5.03/$4.36
                                                   -----              -----------
                Full Year of 2003                  8,379              $5.03/$4.36           $ 2,090

         As of December 31, 2001
         -----------------------
             Natural Gas Costless Collars on Production in:
             ----------------------------------------------
             First Quarter of 2002                12,082              $3.54/$2.68
             Second Quarter of 2002                4,027              $3.54/$2.68
                                                  ------              -----------
               Full Year of 2002                  16,109              $3.54/$2.68                --

         The natural gas price collars open at December 31, 2002, noted above, included several collar arrangements based on two price indexes at which we sell a portion of our production. These hedges are in place for the full year of 2003 and cover approximately 11% of our anticipated natural gas production during this period. We also have crude oil collars open at December 31, 2002. These hedges are in place for the months of January through June 2003 with a weighted average price floor of $24.75 and a weighted average price ceiling of $28.86. These hedges cover approximately 11% of our anticipated crude oil production during this period. Crude oil collars reduced revenue by $5.2 million during 2002, but had no impact on 2001 results.

         Subsequent to year end we entered into a series of natural gas costless collar and natural gas and crude oil price swap arrangements to significantly reduce the price risk on a portion of our 2003 and 2004 production. These arrangements are as follows:

         . A natural gas costless collar in place for the months of February through December 2003 with a weighted average price floor of $4.71 per Mcf and a weighted average price ceiling of $5.98 per Mcf. This hedge covers 6,386 Mmcf of our anticipated natural gas production for the year.

         . A natural gas costless collar in place for the full year of 2004 with a weighted average price floor of $4.33 per Mcf and a weighted average price ceiling of $5.42 per Mcf. This hedge covers 5,041 Mmcf of our anticipated natural gas production for the year.

         . A natural gas costless collar in place for the full year of 2004 with a weighted average price floor of $4.16 per Mcf and a weighted average price ceiling of $5.25 per Mcf. This hedge covers 3,346 Mmcf of our anticipated natural gas production for the year.

         . A natural gas costless collar in place for the months of March through December 2003 with a weighted average price floor of $3.91 per Mcf and a weighted average price ceiling of $5.08 per Mcf. This hedge covers 1,371 Mmcf of our anticipated natural gas production for the year.

         . A natural gas price swap in place for the months of March through December 2003 with a fixed price of $4.46 per Mcf. This hedge covers 1,371 Mmcf of our anticipated natural gas production for the year.

         . A fixed price swap at $30.00 per barrel, unless the NYMEX West Texas Intermediate monthly average price falls below $22.00 per barrel. If the NYMEX West Texas Intermediate monthly average price falls below $22.00 per barrel for any month, the swap is cancelled for that month. This instrument covers 92 Mbbls of production over the period July 2003 through December 2003.

Adoption of SFAS 133

         We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. Under SFAS 133, the fair value of each derivative instrument is recorded as either an asset or liability on the balance sheet. At the end of each period, these instruments are marked-to-market. The gain or loss on the change in fair value is recorded as Other Comprehensive Income, a component of equity, to the extent that the derivative instrument is an effective hedge. Under SFAS 133, effectiveness is a measurement of how closely correlated the hedge instrument is with the underlying physical sale. For example, a natural gas price swap that converts Henry Hub index to a fixed price would be perfectly correlated, and 100% effective, if the underlying gas were sold at the Henry Hub index. Any portion of the gains or losses that are considered ineffective under the SFAS 133 test are recorded immediately as a component of operating revenue on the statement of operations.

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

         As of December 31, 2001, we had a series of nine natural gas price collar arrangements outstanding. As of December 31, 2002 we had a series of 16 natural gas price swap arrangements, two natural gas price collar arrangements, two crude oil price collar arrangements, and two crude oil swap arrangements outstanding. In accordance with the latest guidance from the FASB's Derivative Implementation Group, we test the effectiveness of the combined intrinsic and time values and the effective portion of each will be recorded as a component of Other Comprehensive Income. Any ineffective portion will be recorded as a gain or loss in the current period. As of December 31, 2002, we had recorded $18.8 million of Other Comprehensive Income ($11.6 million net of deferred taxes), a $0.6 million Unrealized Hedge Loss in revenue, a $0.6 million Hedge Asset, and a $20.0 million Hedge Liability, exclusive of the crude oil range swaps. As of December 31, 2001, we had recorded $1.4 million of Other Comprehensive Income ($0.8 million net of deferred taxes), a $0.1 million Unrealized Hedge Gain in revenue and a $1.5 million Hedge Asset.

Fair Market Value of Financial Instruments

         The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The Company uses available marketing data and valuation methodologies to estimate fair value of debt. This disclosure is presented in accordance with SFAS 107, "Disclosures about Fair Value of Financial Instruments" and does not impact our financial position, results of operations or cash flows.

Long-Term Debt

                                  December 31, 2002         December 31, 2001
                               Carrying     Estimated     Carrying     Estimated
         (In thousands)         Amount     Fair Value      Amount     Fair Value
         -----------------------------------------------------------------------
         Debt
           7.19% Notes       $   100,000  $   113,591  $   100,000  $   104,961
           7.26% Notes            75,000       84,231       75,000       79,187
           7.36% Notes            75,000       86,461       75,000       79,225
           7.46% Notes            20,000       23,322       20,000       21,097
           Credit Facility        95,000       95,000      123,000      123,000
                             --------------------------------------------------
                             $   365,000  $   402,605  $   393,000  $   407,470
                             ==================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page
    -------------------------------------------------------------------------------------------------------------
    Report of Independent Accountants                                                                          42
    Consolidated Statement of Operations for the Years Ended December 31, 2002, 2001 and 2000                  43
    Consolidated Balance Sheet at December 31, 2002 and 2001                                                   44
    Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                  45
    Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000        46
    Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000        47
    Notes to the Consolidated Financial Statements                                                             48
    Supplemental Oil and Gas Information (Unaudited)                                                           72
    Quarterly Financial Information (Unaudited)                                                                76

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

Dan O. Dinges
Chairman of the Board, Chief Executive Officer and President

February 21, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Cabot Oil & Gas Corporation:

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Oil & Gas Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations, their cash flows and their comprehensive income for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 11 to the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for its derivative instruments and hedging activities in connection with its adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001.

PricewaterhouseCoopers LLP

Houston, Texas
February 17, 2003

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Year Ended December 31,
         (In thousands, except per share amounts)             2002              2001             2000
         -----------------------------------------------------------------------------------------------
         OPERATING REVENUES
             Natural Gas Production                       $   221,101      $   301,671       $   194,185
             Brokered Natural Gas                              58,729           90,710           141,085
             Crude Oil and Condensate                          67,548           47,544            25,544
             Other (Note 13)                                    6,378            7,117             7,837
                                                          ----------------------------------------------
                                                              353,756          447,042           368,651
         OPERATING EXPENSES
             Brokered Natural Gas Cost                         53,007           87,785           135,700
             Direct Operations - Field and Pipeline            50,047           41,217            35,727
             Exploration                                       40,167           71,165            19,858
             Depreciation, Depletion and Amortization          96,512           80,619            53,441
             Impairment of Unproved Properties                  9,348            7,803             4,368
             Impairment of Long-Lived Assets                    2,720            6,852             9,143
             General and Administrative                        28,377           25,650            20,421
             Bad Debt Expense (Note 3)                             --            2,270             2,096
             Taxes Other Than Income                           24,734           28,341            23,041
                                                          ----------------------------------------------
                                                              304,912          351,702           303,795
         Gain (Loss) on Sale of Assets                            244               26               (39)
                                                          ----------------------------------------------
         INCOME FROM OPERATIONS                                49,088           95,366            64,817
         Interest Expense and Other                            25,311           20,817            22,878
                                                          ----------------------------------------------
         Income Before Income Tax Expense                      23,777           74,549            41,939
         Income Tax Expense                                     7,674           27,465            16,467
                                                          ----------------------------------------------
         NET INCOME                                            16,103           47,084            25,472
         Preferred Stock Dividend (Note 10)                        --               --            (3,749)
                                                          ----------------------------------------------
         Net Income Available to
             Common Stockholders                          $    16,103      $    47,084       $    29,221
                                                          ==============================================

         Basic Earnings per Share Available
             to Common Stockholders                       $      0.51      $      1.56       $      1.07
         Diluted Earnings per Share Available
             to Common Stockholders                       $      0.50      $      1.53       $      1.06

         Average Common Shares Outstanding                     31,737           30,276            27,384

         The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                                         December 31,
         (In thousands, except share amounts)                                         2002         2001
         -------------------------------------------------------------------------------------------------
         ASSETS
         CURRENT ASSETS
           Cash and Cash Equivalents                                          $      2,561    $      5,706
           Accounts Receivable                                                      70,028          50,711
           Inventories                                                              15,252          17,560
           Other                                                                     5,280          11,010
                                                                              ----------------------------
              Total Current Assets                                                  93,121          84,987
         PROPERTIES AND EQUIPMENT (Successful Efforts Method)                      954,737         981,338
         OTHER ASSETS                                                                7,013           2,706
                                                                              ----------------------------
                                                                              $  1,054,871    $  1,069,031
                                                                              ============================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES
           Accounts Payable                                                   $     73,578    $     79,575
           Accrued Liabilities                                                      49,446          30,665
                                                                              ----------------------------
              Total Current Liabilities                                            123,024         110,240
         LONG-TERM DEBT                                                            365,000         393,000
         DEFERRED INCOME TAXES                                                     200,207         200,859
         OTHER LIABILITIES                                                          15,983          18,380
         COMMITMENTS AND CONTINGENCIES (Note 8)
         STOCKHOLDERS' EQUITY
           Preferred Stock
              Authorized - 5,000,000 Shares of $0.10 Par Value
                 - 6% Convertible Redeemable Preferred; $50 Stated Value;
                No Shares Outstanding in 2002 and 2001 (Note 10)                        --              --
           Common Stock
              Authorized - 80,000,000 Shares of $0.10 Par Value
              Issued and Outstanding -
                32,133,118 Shares in 2002 and
                31,905,097 Shares in 2001                                            3,213           3,191
           Additional Paid-in Capital                                              353,093         346,260
           Retained Earnings                                                        11,674             650
           Accumulated Comprehensive (Loss) Income                                 (12,939)            835
           Less Treasury Stock, at Cost
              302,600 Shares in 2002 and 2001                                       (4,384)         (4,384)
                                                                              ----------------------------
           Total Stockholders' Equity                                              350,657         346,552
                                                                              ----------------------------
                                                                              $  1,054,871    $  1,069,031
                                                                              ============================

         The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Year Ended December 31,
         (In thousands)                                            2002           2001           2000
         -----------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income                                          $   16,103     $   47,084      $   25,472
           Adjustments to Reconcile Net Income
              to Cash Provided by Operations
                Depletion, Depreciation and Amortization           96,512         80,619          53,441
                Impairment of Unproved Properties                   9,348          7,803           4,368
                Impairment of Long-Lived Assets                     2,720          6,852           9,143
                Deferred Income Tax Expense                         7,882         14,157          13,162
                (Gain) Loss on Sale of Assets                        (244)           (26)             39
                Exploration Expense                                40,167         71,165          19,858
                Change in Derivative Fair Value                     2,301           (142)             --
                Other                                               3,963          2,995           1,141
              Changes in Assets and Liabilities
                Accounts Receivable                               (19,317)        34,966         (35,286)
                Inventories                                         2,308         (6,523)           (108)
                Other Current Assets                                3,976         (3,524)         (2,357)
                Other Assets                                       (4,307)          (515)            348
                Accounts Payable and Accrued Liabilities            8,301         (7,859)         26,976
                Other Liabilities                                  (4,572)         3,383           2,813
                                                               -----------------------------------------
           Net Cash Provided by Operations                        165,141        250,435         119,010
                                                               -----------------------------------------

         CASH FLOWS FROM INVESTING ACTIVITIES
           Capital Expenditures                                  (103,189)      (127,129)        (99,359)
           Acquisition of Cody Company /(1)/                           --       (187,785)             --
           Proceeds from Sale of Assets                             4,688          6,829           3,150
           Exploration Expense                                    (40,167)       (71,165)        (19,858)
                                                               -----------------------------------------
           Net Cash Used by Investing                            (138,668)      (379,250)       (116,067)
                                                               -----------------------------------------

         CASH FLOWS FROM FINANCING ACTIVITIES
           Increase in Debt                                       180,000        435,000         135,000
           Decrease in Debt                                      (208,000)      (311,000)       (159,000)
           Sale of Common Stock                                     3,461          7,749          85,104
           Common Dividends Paid                                   (5,079)        (4,802)         (4,350)
           Preferred Dividends Paid                                    --             --          (2,202)
           Retirement of Preferred Stock                               --             --         (51,600)
                                                               -----------------------------------------
           Net Cash Provided (Used) by Financing                  (29,618)       126,947           2,952
                                                               -----------------------------------------

         Net Increase (Decrease) in Cash and
           Cash Equivalents                                        (3,145)        (1,868)          5,895
         Cash and Cash Equivalents, Beginning of Year               5,706          7,574           1,679
                                                               -----------------------------------------
         Cash and Cash Equivalents, End of Year                $    2,561     $    5,706      $    7,574
                                                               =========================================

         /(1)/ The amount excludes non-cash consideration of $49.9 million in common stock issued in connection with the acquisition of Cody Company in August 2001. This amount also excludes the $78.0 million deferred taxes pertaining to the difference between the fair value of the assets acquired and the related tax basis. The amount includes the $181.3 million in cash consideration plus $6.4 million in capitalized acquisition costs. See Note 14, Acquisition of Cody Company.

         The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                     Accumulated
                                                                                       Compre-
                                                                                       hensive    Retained
                                 Common    Stock   Preferred    Treasury    Paid-In    Income     Earnings
(In thousands)                   Shares     Par      Stock       Stock      Capital    /(Loss)    (Deficit)   Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999     25,074   $  2,507    $   113  $ (4,384)  $ 254,763               $(66,503) $ 186,496
                                -------------------------------------------------------------------------------------
Net Income                                                                                          25,472     25,472
Exercise of Stock Options           766         77                           14,764                            14,841
Preferred Stock Dividends                                                                            3,749      3,749
Common Stock Dividends
   at $0.16 per Share                                                                               (4,350)    (4,350)
Stock Grant Vesting                 254         25                            1,412                             1,437
Issuance of Common Stock          3,400        340                           71,219                            71,559
Retirement of Preferred Stock                            (113)              (56,586)                          (56,699)
                                -------------------------------------------------------------------------------------
Balance at December 31, 2000     29,494   $  2,949    $    --  $ (4,384)  $ 285,572               $(41,632) $ 242,505
                                 ====================================================================================
Net Income                                                                                          47,084     47,084
Exercise of Stock Options           411         42                            9,339                             9,381
Common Stock Dividends
   at $0.16 per Share                                                                               (4,802)    (4,802)
Other Comprehensive Income                                                                 835                    835
Stock Grant Vesting                                                           1,689                             1,689
Issuance of Common Stock          2,000        200                           49,660                            49,860
                                -------------------------------------------------------------------------------------
Balance at December 31, 2001     31,905   $  3,191    $    --  $ (4,384)  $ 346,260      $ 835    $    650  $ 346,552
                                =====================================================================================
Net Income                                                                                          16,103     16,103
Exercise of Stock Options           228         22                            3,845                             3,867
Common Stock Dividends
   at $0.16 per Share                                                                               (5,079)    (5,079)
Other Comprehensive Loss                                                               (13,774)               (13,774)
Stock Grant Vesting                                                           2,988                             2,988
                                -------------------------------------------------------------------------------------
Balance at December 31, 2002     32,133   $  3,213    $    --  $ (4,384)  $ 353,093   $(12,939)   $ 11,674  $ 350,657
                                =====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                    Year Ended December 31,
         (In thousands)                                                         2002          2001        2000
         ------------------------------------------------------------------------------------------------------
         Net Income Available to Common Stockholders                       $    16,103    $  47,084     $29,221
                                                                           ------------------------------------

         Other Comprehensive (Loss) Income
         ---------------------------------
              Cumulative Effect of Change in Accounting Principle
                 on January 1, 2001                                                 --       (4,269)         --
              Reclassification Adjustments for Settled Contracts                (6,423)      33,762          --
              Changes in Fair Value of Outstanding Hedge Positions             (13,708)     (28,131)         --
              Adjustment to Recognize Minimum Pension Liability                 (2,177)          --          --
              Deferred Income Tax                                                8,534         (527)         --
                                                                           ------------------------------------
                Total Other Comprehensive (Loss) Income                        (13,774)         835          --
                                                                           ------------------------------------
         Comprehensive Income                                              $     2,329    $  47,919     $29,221
                                                                           ====================================

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

Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 resulted in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (3) an increase in operating expense because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in January 2003. The impact on the consolidated financial statements of adopting SFAS 143 is disclosed in Note 12, "Adoption of SFAS 143, Accounting for Asset Retirement Obligations".

         In August 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and therefore were adopted by the Company in 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. See Note 10, "Capital Stock".

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (VIE's). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIE's. The Interpretation requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company has only one entity that could potentially be a VIE. The Company is evaluating this potential VIE, in which it has a one percent general partner interest (Partnership) and that holds an interest in the Kurten field, to determine if it is a VIE. However, pursuant to the Partnership agreement, the limited partner has elected to liquidate the Partnership. It is anticipated that this liquidation will be completed prior to the effective date of the Interpretation. See "Limited Partnership" on page 29 for discussion related to the Cody acquisition.

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

         The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if an impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2002, the Company recorded total impairments of $2.7 million. In 2002, the Company recorded impairments on four small fields, three of which were in the Gulf Coast and one in the Rocky Mountains. For each of these fields, the capitalized cost exceeded the future undiscounted cash flows. In addition, a pipeline in the Eastern region was written down to fair market value. During 2001, the Company recorded a total impairment of $6.9 million primarily related to three Gulf Coast fields for which capitalized cost exceeded the future undiscounted cash flows. Additionally, one natural gas processing plant in the Rocky Mountains was written down to fair market value. During 2000, two wells in the Beaurline field in south Texas experienced casing collapses.

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

         Prior to the adoption of SFAS 143 on January 1, 2003, future estimated plug and abandonment costs were accrued over the productive life of certain oil and gas properties when the residual value of well equipment was not sufficient to cover the plug and abandonment liability. The accrued liability for plug and abandonment costs was included in accumulated depreciation, depletion and amortization. As a component of accumulated depreciation, depletion and amortization, future plug and abandonment costs were $17.1 million at December 31, 2002 and $14.4 million at December 31, 2001. The Company believed that this accrual method adequately provided for its estimated future plug and abandonment costs of certain properties over the reserve life of the wells. The total estimated liability to plug and abandon all wells was $53.0 million at December 31, 2002 and $50.8 million at December 31, 2001, excluding the residual value of well equipment. See Note 12, "Adoption of SFAS 143, Accounting for Asset Retirement Obligations", for additional information.

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

         The Company realizes brokered margin as a result of buying and selling natural gas in back-to-back transactions. The Company realized $5.7 million, $2.9 million, and $5.4 million of brokered natural gas margin in 2002, 2001, and 2000, respectively.

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

Accounts Payable

         This account includes credit balances from outstanding checks in zero balance cash accounts. These credit balances included in accounts payable were $1.0 million at December 31, 2002, and $9.7 million at December 31, 2001.

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

         When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on the sale or settlement of the underlying item. For example, in the case of natural gas price hedges, the gain or loss is reflected in natural gas revenue. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized currently in the results of operations to the extent the market value changes in the derivative have not been offset by the effects of the price changes on the hedged item since the inception of the hedge. See Note 11, Financial Instruments, for further discussion.

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented according to the provisions of SFAS 133. SFAS 138 amended portions of SFAS 133 and was adopted with SFAS 133.

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

Stock Based Compensation

         The Company accounts for stock-based compensation in accordance with the intrinsic value based method recommended by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The impact on the financial statements of using this method is disclosed in Note 10, "Capital Stock", to the financial statements.

Cash Equivalents

         The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At December 31, 2002, and 2001, the cash and cash equivalents are primarily concentrated in one and two financial institutions, respectively. The Company periodically assesses the financial condition of these institutions and believes that any possible credit risk is minimal.

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

2. Properties and Equipment

     Properties and equipment are comprised of the following:

                                                           December 31,
     (In thousands)                                  2002               2001
     -------------------------------------------------------------------------
     Proved Oil and Gas Properties              $  1,459,240      $  1,400,341
     Unproved Oil and Gas Properties                  76,959            70,709
     Gathering and Pipeline Systems                  137,137           131,768
     Land, Building and Improvements                   4,884             4,674
     Other                                            29,457            27,513
                                                 -----------------------------
                                                   1,707,677         1,635,005
     Accumulated Depreciation,
       Depletion, Amortization and Impairments      (752,940)         (653,667)
                                                ------------------------------
                                                $    954,737      $    981,338
                                                ==============================

         As a component of accumulated depreciation, depletion and amortization, total future plug and abandonment costs were $17.1 million at December 31, 2002 and $14.4 million at December 31, 2001. See further discussion in Note 1.

3.       Additional Balance Sheet Information

         Certain balance sheet amounts are comprised of the following:

                                                               December 31,
         (In thousands)                                     2002         2001
         ----------------------------------------------------------------------
         Accounts Receivable
             Trade Accounts                              $  65,796     $ 39,570
             Joint Interest Accounts                         6,601       12,889
             Current Income Tax Receivable                   2,479        2,662
             Other Accounts                                    619          986
                                                         ----------------------
                                                            75,495       56,107
             Allowance for Doubtful Accounts /(1)/          (5,467)      (5,396)
                                                         ----------------------
                                                         $  70,028     $ 50,711
                                                         ======================
         Other Current Assets
             Derivative Instrument Asset - SFAS 133      $     634     $  2,387
             Drilling Advances                                 558        2,111
             Prepaid Balances                                2,131        2,114
             Restricted Cash and Other Accounts /(2)/        1,957        4,398
                                                         ----------------------
                                                         $   5,280     $ 11,010
                                                         ======================
         Accounts Payable
             Trade Accounts                              $  13,317     $ 19,914
             Natural Gas Purchases                           6,058        4,559
             Wellhead Gas Imbalances                         2,817        2,353
             Royalty and Other Owners                       20,254       11,041
             Capital Costs                                  13,900       30,923
             Taxes Other than Income                         3,076        2,686
             Drilling Advances                               7,254        2,627
             Other Accounts                                  6,902        5,472
                                                         ----------------------
                                                         $  73,578     $ 79,575
                                                         ======================
         Accrued Liabilities
             Employee Benefits                           $   8,751     $  7,151
             Taxes Other than Income                         9,887       13,623
             Interest Payable                                7,076        6,996
             Derivative Instrument Payable - FAS 133        20,680           --
             Other Accrued                                   3,052        2,895
                                                         ----------------------
                                                         $  49,446     $ 30,665
                                                         ======================
         Other Liabilities
             Postretirement Benefits Other than Pension  $   1,843     $  1,689
             Accrued Pension Cost                            8,486        7,280
             Taxes Other than Income and Other               5,654        9,411
                                                         ----------------------
                                                         $  15,983     $ 18,380
                                                         ======================

         ----------------------------------------------------------------------
         /(1)/ Includes a $2.3 million addition in 2001 in connection with the
               Enron Corp. bankruptcy.
         /(2)/ Primarily represents cash in escrow for assumed Cody Company liabilities.

4.       Inventories

         Inventories are comprised of the following:
                                                             December 31,
         (In thousands)                                  2002            2001
         ----------------------------------------------------------------------
         Natural Gas and Oil in Storage               $  11,519        $ 12,622
         Tubular Goods and Well Equipment                 3,334           4,059
         Pipeline Exchange Balances                         399             879
                                                      -------------------------
                                                      $  15,252        $ 17,560
                                                      =========================

          Natural gas and oil in storage is valued at average cost. Tubular goods and well equipment is valued at historical cost. All inventory balances are carried at the lower of cost or market.

5.   Debt and Credit Agreements

10.18% Notes

         In May 1990, the Company issued an aggregate principal amount of $80 million of its 12-year 10.18% Notes (10.18% Notes) to a group of nine institutional investors in a private placement offering. The 10.18% Notes required five annual $16 million principal payments each May starting in 1998. The Company paid the outstanding principal balance of $32 million, together with accrued interest and a $0.9 million prepayment penalty (which was recorded as a component of interest expense) in May 2001.

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

                          Principal        Term      Coupon
                         ----------------------------------
         Tranche 1       $75,000,000      10-year     7.26%
         Tranche 2       $75,000,000      12-year     7.36%
         Tranche 3       $20,000,000      15-year     7.46%

         The Notes were issued under the same Note Purchase Agreement as the 7.19% Notes.

Revolving Credit Agreement

         The Company has a $250 million Revolving Credit Agreement (Credit Facility) that utilizes nine banks. The term of the Credit Facility expires in October 2006. The available credit line is subject to adjustment from time to time on the basis of the projected present value (as determined by the banks' petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. While the Company does not expect a reduction in the available credit line, in the event that it is adjusted below the outstanding level of borrowings, the Company has a period of three months to reduce its outstanding debt to the adjusted credit line available with a requirement to provide additional borrowing base assets or pay down one-third of the excess during each of the three months.

         Interest rates under the Credit Facility are based on Euro-Dollars (LIBOR) or Base Rate (Prime) indications, plus a margin. These associated margins are subject to increase if the total indebtedness is either greater than 60% or 80% of the Company's debt limit of $520 million, as shown below.

                                          Debt Percentage
                             ------------------------------------------
                             Lower than 60%  60% - 80%  Higher than 80%
                             ------------------------------------------
       Euro-Dollar margin        1.250%       1.500%        1.750%
       Base Rate margin          0.250%       0.500%        0.750%

         The Company's effective interest rates for the Credit Facility in the years ended December 31, 2002, 2001, and 2000 were 3.4%, 7.6%, and 7.8%, respectively. The Credit Facility provides for a commitment fee on the unused available balance at an annual rate of three-eighths of 1%. The Credit Facility also contains various customary restrictions, which include the following:
     (a) Maintenance of a minimum asset coverage ratio (present value of proved reserves to debt and other liabilities) that must be at least 1.5 to 1.0,
     (b) Maintenance of a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0.
     (c) Prohibition on the merger or sale of all, or substantially all, of the Company's or any subsidiary's assets to a third party, except under certain limited conditions.
     (d) The aggregate level of commodity hedging must not exceed 80% of the anticipated future production during the period covered by the hedges.

The Company was in compliance with all covenants at December 31, 2002 and 2001.

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

         Net periodic pension cost of the Company for the years ended December 31, 2002, 2001 and 2000 are comprised of the following:

         (In thousands)                                        2002         2001         2000
         --------------------------------------------------------------------------------------
         Qualified
           Current Year Service Cost                         $ 1,056     $   914     $    832
           Interest Accrued on Pension Obligation              1,362       1,198        1,070
           Expected Return on Plan Assets                       (991)     (1,064)      (1,123)
           Net Amortization and Deferral                          88          88           88
           Recognized Loss (Gain)                                 21         (28)        (282)
                                                             --------------------------------
           Net Periodic Pension Cost                         $ 1,536     $ 1,108     $    585
                                                             ================================

         (In thousands)                                        2002         2001         2000
         --------------------------------------------------------------------------------------
         Non-Qualified
           Current Year Service Cost                         $    78     $    88     $     60
           Interest Accrued on Pension Obligation                 29          72           42
           Net Amortization                                       77          77           77
           Loss Recognized from Settlement                       963          --           --
           Recognized (Gain) Loss                                  7          21           (5)
                                                             --------------------------------
           Net Periodic Pension Cost                         $ 1,154    $    258     $    174
                                                             ================================

          The following table illustrates the funded status of the Company's pension plans at December 31, 2002, and 2001, respectively:

                                                               2002                         2001
         (In thousands)                               Qualified   Non-Qualified    Qualified  Non-Qualified
         --------------------------------------------------------------------------------------------------
         Actuarial Present Value of:
           Accumulated Benefit Obligation            $  18,136       $  338       $ 14,279       $   816

           Projected Benefit Obligation              $  23,530       $2,511       $ 18,996       $   898
         Plan Assets at Fair Value                      10,279           --          9,909            --
                                                     ---------------------------------------------------
         Projected Benefit Obligation in Excess
            of Plan Assets                              13,251        2,511          9,087           898
         Unrecognized Net Loss                          (7,283)      (2,462)        (2,153)         (260)
         Unrecognized Prior Service Cost                  (424)        (475)          (511)         (553)
         Adjustment to Recognize Minimum
            Liability                                    2,313          764             --           731
                                                     ---------------------------------------------------
         Accrued Pension Cost                        $   7,857       $  338       $  6,423       $   816
                                                     ===================================================

          The change in the combined projected benefit obligation of the Company's qualified and non-qualified pension plans during the last three years is explained as follows:

         (In thousands)                                           2002           2001           2000
         --------------------------------------------------------------------------------------------
         Beginning of Year                                     $  19,894      $  17,151     $  14,546
         Service Cost                                              1,134          1,002           892
         Interest Cost                                             1,391          1,270         1,112
         Actuarial Loss                                            5,860          1,166         1,328
         Benefits Paid                                            (2,237)          (695)         (727)
                                                               --------------------------------------
         End of Year                                           $  26,042      $  19,894     $  17,151
                                                               ======================================

          The change in the combined plan assets at fair value of the Company's qualified and non-qualified pension plans during the last three years is explained as follows:

         (In thousands)                                           2002           2001           2000
         --------------------------------------------------------------------------------------------
         Beginning of Year                                     $   9,908      $  11,801     $  12,092
         Actual Return on Plan Assets                             (1,280)        (1,527)         (440)
         Employer Contribution                                     4,080            584         1,172
         Benefits Paid                                            (2,237)          (695)         (727)
         Expenses Paid                                              (192)          (254)         (296)
                                                               --------------------------------------
         End of Year                                           $  10,279      $   9,909     $  11,801
                                                               ======================================

          The reconciliation of the combined funded status of the Company's qualified and non-qualified pension plans at the end of the last three years is explained as follows:

         (In thousands)                                           2002           2001           2000
         --------------------------------------------------------------------------------------------
         Funded Status                                         $  15,762      $   9,985     $   5,350
         Unrecognized Gain (Loss)                                 (9,745)        (2,413)        1,605
         Unrecognized Prior Service Cost                            (899)        (1,064)       (1,229)
                                                               --------------------------------------
         Net Amount Recognized                                 $   5,118      $   6,508     $   5,726
                                                               ======================================

         Accrued Benefit Liability - Qualified Plan            $   7,857      $   6,423     $   5,729
         Accrued Benefit Liability - Non-Qualified Plan              338            816           753
         Intangible Asset                                         (3,077)          (731)         (756)
                                                               --------------------------------------
         Net Amount Recognized                                 $   5,118      $   6,508     $   5,726
                                                               ======================================

         Assumptions used to determine projected post-retirement benefit obligations and pension costs are as follows:

                                                            2002           2001          2000
         --------------------------------------------------------------------------------------
         Discount Rate/(1)/                                6.50%          7.25%          7.50%
         Rate of Increase in Compensation Levels           4.00%          4.00%          4.00%
         Long-Term Rate of Return on Plan Assets           9.00%          9.00%          9.00%

         -----------------------------------------------------------------------
         /(1)/ Represents the rate used to determine the benefit obligation. A
               7.25% discount rate was used to compute pension costs in 2002, a rate of 7.50% in 2001, and a rate of 7.75% was used in 2000.

Savings Investment Plan

         The Company has a Savings Investment Plan (SIP) which is a defined contribution plan. The Company matches a portion of employees' contributions in cash. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company charged to expense plan contributions of $1.3 million, $1.0 million, and $0.7 million in 2002, 2001, and 2000, respectively. The plan contribution rose in 2002 and 2001 due to an increase in the Company's matching program. Effective July 1, 2001, the Company increased its dollar-for-dollar matching limit from 4% to 6% of an employee's pretax earnings. The Company's Common Stock is an investment option within the SIP.

Deferred Compensation Plan

         In 1998, the Company established a Deferred Compensation Plan. This plan is available to officers of the Company and acts as a supplement to the Savings Investment Plan. The Company matches a portion of the employee's contribution and those assets are invested in instruments selected by the employee. Unlike the SIP, the Deferred Compensation Plan does not have dollar limits on tax deferred contributions. However, the assets of this plan are held in a rabbi trust and are subject to additional risk of loss in the event of bankruptcy or insolvency of the Company. At December 31, 2002, the balance in the Deferred Compensation Plan's rabbi trust was $2.8 million.

         The employee participants guide the diversification of trust assets. The trust assets are invested in 13 mutual funds that cover the investment spectrum from equity to money market. These mutual funds are publicly quoted and reported at market value. No shares of Cabot Oil & Gas stock are held by the trust. Settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The market value of the trust assets is recorded on the Company's balance sheet as a component of Other Assets and the corresponding liability is recorded as a component of Other Liabilities.

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

Postretirement Benefits Other than Pensions

         In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees, including their spouses, eligible dependents and surviving spouses (retirees). These benefits are commonly called postretirement benefits. Most employees become eligible for these benefits if they meet certain age and service requirements at retirement. The Company was providing postretirement benefits to 246 retirees at the end of 2002 and 240 retirees at the end of 2001.

         When the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pension", in 1992, it began amortizing the $16.9 million accumulated postretirement benefit, known as the Transition Obligation, over a period of 20 years.

         Postretirement benefit costs recognized during the last three years are as follows:

         (In thousands)                                          2002         2001       2000
         -------------------------------------------------------------------------------------
         Service Cost of Benefits Earned During the Year        $   215      $  175     $  187
         Interest Cost on the Accumulated Postretirement
              Benefit Obligation                                    381         388        534
         Amortization Benefit of the Unrecognized Gain             (267)       (291)      (132)
         Amortization Benefit of the Unrecognized
              Transition Obligation                                 662         662        662
                                                                ------------------------------
         Total Postretirement Benefit Cost                      $   991      $  934     $1,251
                                                                ==============================

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

         The funded status of the Company's postretirement benefit obligation at December 31, 2002, and 2001 is comprised of the following:

         (In thousands)                                                    2002         2001
         ------------------------------------------------------------------------------------
         Plan Assets at Fair Value                                      $     --      $    --
         Accumulated Postretirement Benefits Other Than Pensions           6,185        5,507
         Unrecognized Cumulative Net Gain                                  2,113        3,292
         Unrecognized Transition Obligation                               (5,955)      (6,617)
                                                                        ---------------------
           Accrued Postretirement Benefit Liability                     $  2,343      $ 2,182
                                                                        =====================

         The change in the accumulated postretirement benefit obligation during the last three years is presented as follows:

         (In thousands)                                     2002           2001          2000
         -------------------------------------------------------------------------------------
         Beginning of Year                                $ 5,507       $  5,429       $ 7,243
         Service Cost                                         215            175           187
         Interest Cost                                        381            388           534
         Amendments                                            --             --            --
         Actuarial Loss (Gain)                                912            265        (1,923)
         Benefits Paid                                       (830)          (750)         (612)
                                                          ------------------------------------
         End of Year                                      $ 6,185       $  5,507       $ 5,429
                                                          ====================================

7. Income Taxes

         Income tax expense is summarized as follows:

                                                                     Year Ended December 31,
         (In thousands)                                     2002              2001             2000
         -------------------------------------------------------------------------------------------
         Current
           Federal                                      $  (1,158)/(1)/   $  10,984/(1)/    $  3,089
           State                                              869               496              216
                                                        --------------------------------------------
              Total                                          (289)           11,480            3,305
                                                        --------------------------------------------
         Deferred
           Federal                                          7,931            13,723           11,804
           State                                               32             2,262            1,358
                                                        --------------------------------------------
              Total                                         7,963            15,985           13,162
                                                        --------------------------------------------
         Total Income Tax Expense                       $   7,674         $  27,465         $ 16,467
                                                        ============================================

         -----------------------------------------------------------------------
         /(1)/ Federal Income Taxes Payable is zero at December 31, 2002 and
               2001 primarily due to tax payments made during the current year and prior year overpayments applied to the current year.

         Total income taxes were different than the amounts computed by applying the statutory federal income tax rate as follows:

                                                                     Year Ended December 31,
         (In thousands)                                     2002              2001             2000
         -------------------------------------------------------------------------------------------
         Statutory Federal Income Tax Rate                     35%               35%              35%

         Computed "Expected" Federal Income Tax         $   8,322         $  26,092          $14,679
         State Income Tax, Net of Federal Income Tax          737             2,758            1,552
         Other, Net                                        (1,385)/(1)/      (1,385)/(2)/        236
                                                        --------------------------------------------
         Total Income Tax Expense                       $   7,674         $  27,465          $16,467
                                                        ============================================

         -----------------------------------------------------------------------
         /(1)/ Other, Net includes credit adjustments totaling $0.8 million to deferred taxes as a result of a reduction to the state effective tax rate,$0.8 million to deferred taxes as a result of basis adjustments related to the Cody acquisition, and 2001 estimate-to-actual differences and non-provision additions.
         /(2)/ Other, Net includes credit adjustments totaling $1.7 million to deferred taxes as a result of a reduction to the state effective tax rate.

         The tax effects of temporary differences that resulted in significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 2002, and 2001 were as follows:

         (In thousands)                                                       2002            2001
         -------------------------------------------------------------------------------------------
         Deferred Tax Liabilities
           Property, Plant and Equipment                                 $  229,583       $  224,031
                                                                         ---------------------------
         Deferred Tax Assets
           Alternative Minimum Tax Credit Carryforwards                      12,083            4,943
           Net Operating Loss Carryforwards                                     746            1,715
           Note Receivable on Section 29 Monetization (1)                        --            4,928
           Items Accrued for Financial Reporting Purposes                     8,540           11,059
           Other Comprehensive Income                                         8,007              527
                                                                         ---------------------------
                                                                             29,376           23,172
                                                                         ---------------------------
         Net Deferred Tax Liabilities                                    $  200,207       $  200,859
                                                                         ===========================

         -----------------------------------------------------------------------
         /(1)/ In December 2002, the Company repurchased assets associated with
               Section 29 credits sold in 1995 and 1996. Accordingly, the remaining deferred gain from the installment sale and deferred loss associated with unrealized receivables was recognized in 2002.

         As of December 31, 2002, the Company had a net operating loss carryforward of $11.6 million for state income tax reporting purposes, the majority of which will expire between 2012 and 2018 and none available for regular federal income tax purposes. The Company has alternative minimum tax credit carryforwards of $12.1 million which does not expire and is available to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any such year.

8.   Commitments and Contingencies

Lease Commitments

     The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases. Leases for the Company's offices in Houston and Denver each run for approximately seven more years. With the acquisition of Cody Company in August 2001, the Company assumed certain lease agreements, most of which expire in 2004. Most of the other leases expire within five years and may be renewed. Rent expense under such arrangements totaled $8.8 million, $7.7 million, and $6.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

     Future minimum rental commitments under non-cancelable leases in effect at December 31, 2002 are as follows:

                   (In thousands)
                   ------------------------------------------
                   2003                              $  5,590
                   2004                                 4,805
                   2005                                 4,419
                   2006                                 3,732
                   2007                                 3,488
                   Thereafter                           5,119
                                                     --------
                                                     $ 27,153

Minimum rental commitments are not reduced by minimum sublease rental income of $46.9 million due in the future under non-cancelable subleases.

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

     The Company documents with the notification from the EPA indicating that the Company used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that the Company violated any laws in the disposal of material at the Site. The EPA's actions stem from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site.

     A group of potentially responsible parties, including the Company, formed a group, called the Casmalia Negotiating Committee ("CNC"). The CNC has had extensive settlement discussions with the EPA and has entered into a consent decree, which will require the CNC to pay approximately $27 million toward Site clean up in return for a release from liability. On January 30, 2002, the Company placed $1,283,283 in an escrow account, representing its volumetric share of the CNC/United States settlement. This cash settlement, once released from escrow and paid to the federal government after the consent decree is entered by the court, will resolve all federal claims against the Company for response costs and will release the Company from all response costs related to the Site, except for future claims against the Company for natural resource damage, unknown conditions, transshipment risks and claims by third parties Most of the CNC, including the Company, have purchased insurance designed to protect the Company from these liabilities not covered by the consent decree.

     The State of California, a third party, has asserted a claim against the CNC and other companies alleged to have waste at Casmalia for costs the State incurred and will incur at the site. The CNC has presented the claim to its insurer. The ultimate disposition of this claim is unknown. However, given the size of the State's claim, and the number of parties allegedly responsible, the Company's share of this claim is expected to be immaterial.

     The Company has established a reserve management believes to be adequate to provide for this environmental liability and related legal costs.

Wyoming Royalty Litigation

     In June 2000, the Company was sued by two overriding royalty owners in Wyoming state court for unspecified damages. The plaintiffs have requested class certification under the Wyoming Rules of Civil Procedure and allege that the Company has improperly deducted costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that the Company has failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties. In January 2002, thirteen overriding royalty owners sued the Company in Wyoming federal district court. The plaintiffs in the federal case have made the same general claims pertaining to deductions from their overriding royalty as the plaintiffs in the Wyoming state court case but have not asked for class certification.

     Although management believes that a number of the Company's defenses are supported by Wyoming case law, a recent letter decision handed down by a state district court in another case does not support certain of the defenses. The decision has not been reduced to a formal order and it is not known what effect, if any, the decision will have on the pending cases.

     In the Company's federal case, the judge recently agreed to certify two questions of state law for decision by the Wyoming State Supreme Court. The Wyoming State Supreme Court has agreed to decide both questions, and these decisions should dispose of important issues in these cases. The federal judge refused, however, to certify one question on check stub reporting that had been decided adversely to the Company's position in the state district court letter decision. After the federal judge's refusal to certify this issue, the plaintiffs reduced the damages they were claiming. The plaintiffs in the federal case currently claim $5.5 million in damages for the deductions and related issues and $12.9 million in damages for violation of the check stub reporting statute. In the opinion of our outside counsel, Brown, Drew & Massey, LLP the likelihood of the plaintiffs recovering the stated damages for violation of the check stub reporting statute is remote.

     The Company is vigorously defending both cases. The Company has a reserve that management believes is adequate to provide for these potential liabilities based its estimate of the probable outcome of these matters. Should circumstances change, the potential impact may materially affect quarterly or annual results of operations and cash flows. However, management does not believe it would materially impact our financial position.

West Virginia Royalty Litigation

     In December 2001, the Company was sued by two royalty owners in West Virginia state court for an unspecified amount of damages. The plaintiffs have requested class certification under the West Virginia Rules of Civil Procedure and allege that the Company failed to pay royalty based upon the wholesale market value of the gas produced, that the Company has taken improper deductions from the royalty and have failed to properly inform the plaintiffs and other similarly situated persons of deductions taken from the royalty. The plaintiffs have also claimed that they are entitled to a 1/8th royalty share of the gas sales contract settlement that the Company reached with Columbia in the 1995 Columbia bankruptcy proceeding.

     The Company had removed the lawsuit to federal court, however in February 2003 the Company received an order remanding the lawsuit back to state court. Discovery and pleadings necessary to place the class certification issue before the court have been ongoing. No trial or dispositive motions dates have been set and limited factual discovery is ongoing.

     The investigation into this claim continues and it is in the discovery phase. The Company is vigorously defending the case. The Company has reserves it believes are adequate to provide for these potential liabilities based on its estimate of the probable outcome of this matter. Should circumstances change, the potential impact may materially affect quarterly or annual results of operations and cash flows. However, management does not believe it would materially impact the Company's financial position.

Texas Title Litigation

     On January 6, 2003, the Company was served with Plaintiffs' Second Amended Original Petition in Romeo Longoria, et al. v. Exxon Mobil Corporation, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege that they are the rightful owners of a one-half undivided mineral interest in and to certain lands in Brooks County, Texas. As Cody Energy, Inc. the Company acquired certain leases and wells from Wynn-Crosby 1996, Ltd. in 1997 and 1998 and the Company subsequently acquired a 320 acre lease from Hector and Gloria Lopez in 2001. The plaintiffs allege that they are entitled to be declared the rightful owners of an undivided interest in the surface and minerals and all improvements on the lands on which the Company acquired these leases. The plaintiffs also assert claims for trespass to try title, action to remove a cloud on the title, failure to properly account for royalty, fraud, trespass, conversion, all for unspecified actual and exemplary damages. There is a trial date of May 19, 2003. However, the recent addition of the Company as defendant, as well as others, is expected to lead to a continuance of that trial date. The Company has not had the opportunity to conduct discovery in this matter. The Company estimates that production revenue from this field since its predecessor, Cody Energy, acquired title and since the Company acquired its lease is approximately $12 million. The carrying value of this property is approximately $35 million.

     Although the investigation into this claim has just begun, the Company intends to vigorously defend the case. Management cannot currently determine the likelihood or range of any potential outcome.

9.   Cash Flow Information

         Cash paid for interest and income taxes is as follows:

                                             Year Ended December 31,
           (In thousands)             2002              2001           2000
           ------------------------------------------------------------------
           Interest                 $  25,112        $  16,295       $ 23,180
           Income Taxes             $     266        $  14,395       $  1,419

10.  Capital Stock

Incentive Plans

     On May 3, 2001, the Second Amended and Restated 1994 Long-Term Incentive Plan and the Second Amended and Restated 1994 Non-Employee Director Stock Option Plan were approved by the shareholders. Under these two plans (Incentive Plans), incentive and non-statutory stock options, stock appreciation rights (SARs) and stock awards may be granted to key employees and officers of the Company, and non-statutory stock options may be granted to non-employee directors of the Company. A maximum of 4,200,000 shares of Common Stock may be issued under the Incentive Plans. There are no shares available for award under any previous equity plan. All stock options awarded under the Incentive Plans have a maximum term of five years from the date of grant, vesting over time. The options are issued at market value on the date of grant. No SARs have been granted under the Incentive Plans.

  Information regarding the Company's Incentive Plans is summarized below:

                                                               December 31,
                                                  2002            2001           2000
  -------------------------------------------------------------------------------------
  Shares Under Option at Beginning of Period    1,081,621      1,124,148      1,773,389
  Granted                                         429,300        454,100        299,250
  Exercised                                       181,027        408,949        896,081
  Surrendered or Expired                           42,065         87,678         52,410
                                               ----------------------------------------
  Shares Under Option at End of Period          1,287,829      1,081,621      1,124,148
                                               ========================================

  Options Exercisable at End of Period            570,406        355,778        474,599
                                               ========================================

     For each of the three most recent years, the price range for outstanding options was $15.25 to $27.30 per share. The following tables provide more information about the options by exercise price and year.

Options with exercise prices between $15.25 and $20.00 per share:

                                                                         December 31,
                                                              2002           2001          2000
     ------------------------------------------------------------------------------------------
     Options Outstanding
     -------------------
     Number of Options                                    737,385       480,561       866,498
     Weighted Average Exercise Price                    $   18.97      $  17.79     $   17.63
     Weighted Average Contractual Term (in years)             3.0          1.50          2.60
     Options Exercisable
     -------------------
     Number of Options                                    301,277       211,734       372,418
     Weighted Average Exercise Price                    $   18.39      $  17.29     $   16.27

Options with exercise prices between $20.01 and $27.30 per share:

                                                                         December 31,
                                                              2002           2001          2000
     ------------------------------------------------------------------------------------------
     Options Outstanding
     -------------------
     Number of Options                                    550,444       601,060       257,650
     Weighted Average Exercise Price                    $   25.81      $  25.44     $   22.46
     Weighted Average Contractual Term (in years)             3.0          4.30          1.90
     Options Exercisable
     -------------------
     Number of Options                                    269,129       144,044       102,181
     Weighted Average Exercise Price                    $   25.39      $  22.45     $   22.51

     SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", outlines a fair value based method of accounting for stock options or similar equity instruments. The Company has opted to continue using the intrinsic value based method, as recommended by Accounting Principles Board (APB) Opinion No. 25, to measure compensation cost for its stock option plans.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                              Year Ended December 31
                                                              ----------------------------------------------------
    (In thousands, except per share amounts)                          2002             2001              2000
------------------------------------------------------------------------------------------------------------------
    Net Income, as reported                                    $        16,103  $         47,084  $        29,221
    Deduct: Total stock-based employee compensation expense
        determined under fair value based
        method for all awards, net of tax                                1,605             1,355            1,051
                                                              ----------------------------------------------------
    Pro forma net income                                       $        14,498  $         45,729  $        28,170
                                                              ====================================================

    Earnings per share:
        Basic - as reported                                    $          0.51  $           1.56  $          1.07
        Basic - pro forma                                      $          0.46  $           1.51  $          1.03
        Diluted - as reported                                  $          0.50  $           1.53  $          1.06
        Diluted  - pro forma                                   $          0.45  $           1.49  $          1.02

     The assumptions used in the fair value method calculation as well as additional stock based compensation information are disclosed in the following table.

                                                       Year Ended December 31
                                                       -----------------------
    (In thousands, except per share amounts)            2002    2001     2000
    --------------------------------------------------------------------------
    Compensation Expense in Net Income,
       as reported /1)/                               $2,326  $1,078   $ 595
    Weighted Average Value of
       Options Granted During the Year /2)/           $ 6.23  $ 8.61   $6.63

    Assumptions
       Stock Price Volatility                           35.8%   34.9%   34.5%
       Risk Free Rate of Return                          3.9%    4.7%    5.2%
       Dividend Rate  (per year)                      $ 0.16  $ 0.16   $0.16
       Expected Term (in years)                            4       4       4
    --------------------------------------------------------------------------

    /(1)/ Compensation expense is defined as expense related to the vesting of stock grants, net of tax. Compensation expense in 2002 includes $1.7 million related to the acceleration of stock awards due to the retirement of an executive.
     /2)/ Calculated using the fair value based method.

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

Treasury Stock

     In August 1998, the Board of Directors authorized the Company to repurchase up to two million shares of outstanding Common Stock at market prices. The timing and amount of these stock purchases are determined at the discretion of management. The Company may use the repurchased shares to fund stock compensation programs presently in existence, or for other corporate purposes. As of December 31, 1998, the Company had repurchased 302,600 shares, or 15% of the total authorized number of shares, for a total cost of approximately $4.4 million. No additional shares have been repurchased. The stock repurchase plan was funded from increased borrowings on the revolving credit facility. No treasury shares have been delivered or sold by the Company subsequent to the repurchase.

Purchase Rights

     On January 21, 1991, the Board of Directors adopted the Preferred Stock Purchase Rights Plan and declared a dividend distribution of one right for each outstanding share of Common Stock. On December 8, 2000, the rights agreement for the plan was amended and restated to extend the term of the plan to 2010 and to make other changes. Each right becomes exercisable, at a price of $55, when any person or group has acquired or made a tender or exchange offer for beneficial ownership of 15% or more of the Company's outstanding Common Stock. Each right entitles the holder, other than the acquiring person or group, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (Junior Preferred Stock). After a person or group acquires beneficial ownership of 15% of the Common Stock, each right entitles the holder to purchase Common Stock or other property having a market value (as defined in the plan) of twice the exercise price of the right. An exception to this triggering event applies in the case of a tender or exchange offer for all outstanding shares of Common Stock determined to be fair and in the best interests of the Company and its stockholders by a majority of the independent directors. Under certain circumstances, the Board of Directors may opt to exchange one share of Common Stock for each exercisable right. If there is a 15% holder and the Company is acquired in a merger or other business combination in which it is not the survivor, or 50% or more of the Company's assets or earning power are sold or transferred, each right entitles the holder to purchase common stock of the acquiring company with a market value (as defined in the plan) equal to twice the exercise price of each right. At December 31, 2002, and 2001, there were no shares of Junior Preferred Stock issued or outstanding.

     The rights expire on January 21, 2010, and may be redeemed by the Company for $0.01 per right at any time before a person or group acquires beneficial ownership of 15% of the Common Stock.

Preferred Stock

     At December 31, 1999, 1,134,000 shares of 6% convertible redeemable preferred stock (6% preferred stock) were issued and outstanding. The shares of 6% preferred stock were issued in May 1994 to the seller in connection with Cabot Oil & Gas' acquisition of a subsidiary of the seller. The 6% preferred stock had a liquidation preference of $50 per share, provided for quarterly cash dividends at the rate of 6% per annum, was convertible into Cabot Oil & Gas Class A common stock at the holder's option at a conversion price of $28.75, and was entitled to 1.739 votes per share, generally voting together with the Class A common stock. The 6% preferred stock was not redeemable at the holder's option, but was redeemable at the option of Cabot Oil & Gas commencing in May 1998 at a price of $50 per share, payable in shares of Class A common stock until May 1999 and in cash thereafter, plus cash in an amount equal to accrued and unpaid dividends.

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

11.  Financial Instruments

     The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The Company uses available marketing data and valuation methodologies to estimate fair value of debt. This disclosure is presented in accordance with SFAS 107, "Disclosures about Fair Value of Financial Instruments" and does not impact the Company's financial position, results of operations or cash flows.

Long-Term Debt

                                 December 31, 2002          December 31, 2001
                              Carrying     Estimated      Carrying     Estimated
     (In thousands)            Amount     Fair Value       Amount     Fair Value
     ---------------------------------------------------------------------------
     Debt
       7.19% Notes          $   100,000  $   113,591   $   100,000  $   104,961
       7.26% Notes               75,000       84,231        75,000       79,187
       7.36% Notes               75,000       86,461        75,000       79,225
       7.46% Notes               20,000       23,322        20,000       21,097
       Credit Facility           95,000       95,000       123,000      123,000
                            ---------------------------------------------------
                            $   365,000  $   402,605   $   393,000  $   407,470
                            ===================================================

     The fair value of long-term debt is the estimated cost to acquire the debt, including a premium or discount for the difference between the issue rate and the year-end market rate. The fair value of the 7.19% Notes, the 7.26% Notes, the 7.36% Notes and the 7.46% Notes is based on interest rates currently available to the Company. The Credit Facility approximates fair value because this instrument bears interest at rates based on current market rates.

Commodity Price Swaps and Options

Hedges on Production - Swaps

     From time to time, the Company enters into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of its production. These derivatives are not held for trading purposes. Under these price swaps, the Company receives a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. Under the Revolving Credit Agreement, the aggregate level of commodity hedging must not exceed 80% of the anticipated future production during the period covered by the hedges. During 2002, the Company fixed the price at an average of $4.44 per Mcf on quantities totaling 7,870 Bcf, representing 11% of the Company's 2002 natural gas production. The Company did not have crude oil swap arrangements covering its production in 2002. During 2001, the Company fixed the price at an average of $3.75 per Mcf on quantities totaling 918 Mmcf, representing approximately 1% of the Company's 2001 natural gas production. The Company did not have crude oil swap arrangements covering its production in 2001. During 2000, the Company fixed the price at an average of $4.54 per Mcf on quantities totaling 315 Mmcf, representing less than 1% of the Company's 2000 natural gas production. The Company did not have crude oil swap arrangements covering its production in 2000.

     As of the years ended December 31, 2002, and 2001, the Company had no crude oil swap contracts that qualified as hedges outstanding. The Company had open natural gas price swap contracts on its production as follows:

                                                             Natural Gas Price Swaps
                                              ------------------------------------------------
                                                 Volume          Weighted         Unrealized
                                                   in             Average            Loss
        Contract Period                           Mmcf        Contract Price    (In $ millions)
        --------------------------------------------------------------------------------------
        As of December 31, 2002
        -----------------------
            Natural Gas Price Swaps on Production in:
            -----------------------------------------

            First Quarter of 2003                  8,333         $   4.44
            Second Quarter of 2003                 7,107             4.24
            Third Quarter of 2003                  7,186             4.24
            Fourth Quarter of 2003                 7,186             4.24
                                                   -----             ----
               Full Year of 2003                  29,812             4.29         $ 15,062

            First Quarter of 2004                  2,089          $  4.42
            Second Quarter of 2004                 2,089             4.42
            Third Quarter of 2004                  2,112             4.42
            Fourth Quarter of 2004                 2,112             4.42
                                                   -----             ----
               Full Year of 2004                   8,402             4.42         $  1,753

        As of December 31, 2001
        -----------------------
            None

     Natural gas price swaps increased revenue by $0.9 million in 2002 and reduced revenue by $0.8 million in 2001.

     From time to time the Company enters into crude oil range swaps with counterparties. These derivatives do not qualify for hedge accounting under SFAS 133 and are recorded at fair value at the balance sheet date. The Company entered into two derivative arrangements as follows:

     . A fixed price swap at $28.15 per barrel, unless the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel. If the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel for any month, the swap is cancelled for that month. This instrument covers 730 Mbbls of production over the period January 2003 through December 2003.

     . A fixed price swap at $27.75 per barrel, unless the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel. If the NYMEX West Texas Intermediate monthly average price falls below $21.00 per barrel for any month, the swap is cancelled for that month. This instrument covers 276 Mbbls of production over the period July 2003 through December 2003.

The crude oil range swaps at December 31, 2002, had a pre-tax unrealized loss in the amount of $0.7 million, which is reflected in crude oil operating revenue, and covered approximately 31% of the Company's anticipated crude oil production during this period. The Company had no crude oil range swap contracts outstanding during 2001.

Hedges on Production - Options

     In December 2001 and March 2002, management believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of the Company's 2002 production through the use of a series of collars. Under the collar arrangements, if the index rises above the ceiling price, the Company pays the counterparty. If the applicable index falls below the floor, the counterparty pays the Company. The 2002 natural gas price hedges include several collar arrangements based on nine price indexes. The first series of natural gas price collars were in place for the months of January through April 2002 with a weighted average price floor of $2.68 per Mcf and a weighted average price ceiling of $3.53 per Mcf. These hedges covered 16,145 Mmcf, or 22% of the Company's natural gas production for the year. The second series of natural gas price collars were in place for the months of May through August 2002 with a weighted average price floor of $2.54 per Mcf and a weighted average price ceiling of $3.17 per Mcf. These hedges covered 18,284 Mmcf, or 25% of the Company's natural gas production for the year.

     All indexes were within the collars during the month of January, all were below the floor for February through March, and most were above the ceiling in April through August, resulting in a cash expenditure of $1.4 million for the year. Overall, the natural gas collar and swap arrangements resulted in a reduction of $0.01 per Mcf to the Company's average realized natural gas price for 2002.

     During 2001, the Company used several costless collar arrangements to hedge a portion of its 2001 natural gas production. The 2001 natural gas price hedges include several costless collar arrangements based on eight price indexes at which the Company sells a portion of its production. These hedges were in place for the months of February through October 2001 and covered 24,404 Mmcf, or 35%, of the Company's natural gas production for the year. All indexes were within the collars during February and April, some fell below the floor during the period of March, and all indexes were below the floor from June through October, resulting in a $34.6 million cash revenue for the year. These gains contributed $0.50 per Mcf to the Company's average realized natural gas price for 2001.

     Again in August 2002, management believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of the Company's 2003 production through the use of natural gas price collar arrangements. As of the years ended December 31, 2002, and 2001, the Company had open natural gas price collar contracts on its production as follows:

                                                                    Natural Gas Price Collars
                                                    -----------------------------------------------------
                                                       Volume               Weighted         Unrealized
                                                         in                  Average            Loss
              Contract Period                           Mmcf             Ceiling / Floor   (In $ millions)
              -------------------------------------------------------------------------------------------
              As of December 31, 2002
              -----------------------
                  Natural Gas Collars on Production in:
                  -------------------------------------
                  First Quarter of 2003              2,066             $5.03/$4.36
                  Second Quarter of 2003             2,089             $5.03/$4.36
                  Third Quarter of 2003              2,112             $5.03/$4.36
                  Fourth Quarter of 2003             2,112             $5.03/$4.36
                                                     -----             -----------
                     Full Year of 2003               8,379             $5.03/$4.36             $ 2,090

              As of December 31, 2001
              -----------------------
                  Natural Gas Costless Collars on Production in:
                  ----------------------------------------------
                  First Quarter of 2002             12,082             $3.54/$2.68
                  Second Quarter of 2002             4,027             $3.54/$2.68
                                                   -------             -----------
                  Full Year of 2003                 16,109             $3.54/$2.68                  --

     The natural gas price collars open at December 31, 2002 include collar arrangements based on two price indexes at which the Company sells a portion of its production. These hedges are in place for the full year of 2003 and cover approximately 11% of the Company's anticipated natural gas production during this period. The

Company also has crude oil collars open at December 31, 2002. These hedges are in place for the months of January through June 2003 with a weighted average price floor of $24.75 and a weighted average price ceiling of $28.86. These hedges cover approximately 11% of the Company's anticipated crude oil production during this period. Crude oil collars reduced revenue by $5.2 million during 2002, but had no impact on 2001 results.

          Subsequent to year end the Company entered into a series of natural gas costless collar and natural gas and crude oil price swap arrangements to significantly reduce the price risk on a portion of its 2003 and 2004 production. These arrangements are as follows:

          . A natural gas costless collar in place for the months of February through December 2003 with a weighted average price floor of $4.71 per Mcf and a weighted average price ceiling of $5.98 per Mcf. This hedge covers 6,386 Mmcf of our anticipated natural gas production for the year.

          . A natural gas costless collar in place for the full year of 2004 with a weighted average price floor of $4.33 per Mcf and a weighted average price ceiling of $5.42 per Mcf. This hedge covers 5,041 Mmcf of our anticipated natural gas production for the year.

          . A natural gas costless collar in place for the full year of 2004 with a weighted average price floor of $4.16 per Mcf and a weighted average price ceiling of $5.25 per Mcf. This hedge covers 3,346 Mmcf of our anticipated natural gas production for the year.

          . A natural gas costless collar in place for the months of March through December 2003 with a weighted average price floor of $3.91 per Mcf and a weighted average price ceiling of $5.08 per Mcf. This hedge covers 1,371 Mmcf of our anticipated natural gas production for the .year.

          . A natural gas price swap in place for the months of March through December 2003 with a fixed price of $4.46 per Mcf. This hedge covers 1,371 Mmcf of our anticipated natural gas production for the year.

          . A fixed price swap at $30.00 per barrel, unless the NYMEX West Texas Intermediate monthly average price falls below $22.00 per barrel. If the NYMEX West Texas Intermediate monthly average price falls below $22.00 per barrel for any month, the swap is cancelled for that month. This instrument covers 92 Mbbls of production over the period July 2003 through December 2003.

Adoption of SFAS 133
         The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. Under SFAS 133, the fair value of each derivative instrument is recorded as either an asset or liability on the balance sheet. At the end of each period, these instruments are marked-to-market. The gain or loss on the change in fair value is recorded as Other Comprehensive Income, a component of equity, to the extent that the derivative instrument is an effective hedge. Under SFAS 133, effectiveness is a measurement of how closely correlated the hedge instrument is with the underlying physical sale. For example, a natural gas price swap that converts Henry Hub index to a fixed price would be perfectly correlated, and 100% effective, if the underlying gas were sold at the Henry Hub index. Any portion of the gains or losses that are considered ineffective under the SFAS 133 test are recorded immediately as a component of operating revenue on the statement of operations.

         When the Company adopted SFAS 133, it had two types of hedges in place. The first type was a cash flow hedge that set the price of a certain monthly quantity of natural gas sold in the Gulf Coast region through September 2003. Based on the index price strip, the impact of this hedge on January 1, 2001 was to record a Hedge Loss of $0.1 million and a charge to Other Comprehensive Income of $4.2 million. Correspondingly, a Hedge Liability for $4.3 million was established. This instrument was cancelled in December 2001 with the bankruptcy of the counterparty. No balance related to this hedge remains in Other Comprehensive Income.

         The second type of hedge outstanding at January 1, 2001 was a natural gas price costless collar agreement. The Company had entered into eight of these collars for a portion of its production at regional indexes for the months of February through October 2001. The collars had two components of value: intrinsic value and time value. Under SFAS 133, both components were valued at the end of each reporting period. Intrinsic value arises when the index price is either above the ceiling or below the floor for any period covered by the collar. If the index is above the ceiling for any month covered by the collar, the intrinsic value would be the difference between the index and the ceiling prices multiplied by the notional volume. In accordance with the initial SFAS 133 guidance, intrinsic value related to the current month would be recorded as a hedge loss (if the index is above the ceiling) or gain (if the index is below the floor). Starting in 2001 under amended guidance on SFAS 133, any changes in the intrinsic value component related to future months were recorded in Other Comprehensive Income, a component of stockholders' equity on the balance sheet, rather than to the income statement to the extent that the hedge was proven to be effective. These natural gas price collars were considered to be highly effective with respect to the intrinsic value calculation, since they were tied to the same indexes at which the Company's natural gas is sold. Also under SFAS 133, the time value component, a market premium/discount, was marked-to-market through the income statement each period. Since these collar arrangements were executed on the last business day of 2000, the net premium value at adoption on January 1, 2001 was zero.

     As of December 31, 2001, the Company had a series of nine natural gas price collar arrangements outstanding. As of December 31, 2002 the Company had a series of 16 natural gas price swap arrangements, two natural gas price collar arrangements, two crude oil price collar arrangements, and two crude oil swap arrangements outstanding. In accordance with the latest guidance from the FASB's Derivative Implementation Group, the Company tests the effectiveness of the combined intrinsic and time values and the effective portion of each will be recorded as a component of Other Comprehensive Income. Any ineffective portion will be recorded as a gain or loss in the current period. As of December 31, 2002, the Company had recorded $18.8 million of Other Comprehensive Loss ($11.6 million net of deferred taxes), a $0.6 million Unrealized Hedge Loss in revenue, a $0.6 million Hedge Asset, and a $20.0 million Hedge Liability, exclusive of the crude oil range swaps. As of December 31, 2001, the Company had recorded $1.4 million of Other Comprehensive Income ($0.8 million net of deferred taxes), a $0.1 million Unrealized Hedge Gain in revenue and a $1.5 million Hedge Asset.

Other Comprehensive Income

     Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as Other Comprehensive Income. The Company recorded Other Comprehensive Income for the first time in January of 2001. Following the adoption of SFAS 133, the Company recorded an after-tax credit to Other Comprehensive Income of $0.8 million in 2001 related to the change in fair value of certain derivative financial instruments that has qualified for cash flow hedge accounting. As of December 31, 2002, the Company had recorded $22.3 million of Other Comprehensive Loss ($13.8 million net of deferred taxes). Amounts recorded consisted of a $6.4 million loss for Reclassification Adjustments for Settled Contracts ($4.0 million net of deferred taxes), a $13.7 million loss for Changes in Fair Value of Outstanding Hedge Positions ($8.5 million net of deferred taxes), and a $2.2 million loss for an Adjustment to Recognize Minimum Pension Liability ($1.3 million net of deferred taxes).

Credit Risk

     Although notional contract amounts are used to express the volume of natural gas price agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. The Company does not anticipate any material impact on its financial results due to non-performance by the third parties.

     In 2002, approximately 14% of the Company's total sales were made to one customer. This customer operates certain properties in which the Company has interests in the Gulf Coast and purchases all of the production from these wells. This customer is currently reselling the natural gas and oil to third parties with whom the Company would deal directly if the customer either ceased to exist or stopped buying the Company's portion of the production. The Company had no sales to any customer that exceeded 10% of its total gross revenues in 2001 or 2000.

12.  Adoption of SFAS 143, "Accounting for Asset Retirement Obligations"

     Effective January 1, 2003 the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the assets useful life. The adoption of SFAS 143 resulted in an increase of total liabilities because more retirement obligations are required to be recognized, an increase in the recognized cost of assets because the retirement costs are added to the carrying amount of the long-lived asset and an increase in operating expense because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. However, liabilities will also be recorded for meter stations, pipelines, processing plants and compressors. At January 1, 2003 there are no assets legally restricted for purposes of settling asset retirement obligations. The Company will record a net-of-tax cumulative effect of change in accounting principle loss, in January of 2003, of approximately $6.8 million and record a retirement obligation of approximately $35.1 million. There will be no impact on the Company's cash flows as a result of adopting SFAS 143.

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

Section 29 Tax Credits

     Other revenue includes income generated from the monetization of the value of Section 29 tax credits (monetized credits) from most of the Company's qualifying Eastern and Rocky Mountains properties. Revenue from these monetized credits was $2.0 million in 2002, $2.0 million in 2001, and $2.2 million in 2000. The production, revenues, expenses and proved reserves for these properties was reported by the Company as Other Revenue until the credits were repurchased in December 2002. In this repurchase transaction, the Company acquired 26 Bcfe for $7 million, or $0.27 Mcfe. The effective date of the repurchase was December 31, 2002.

14.  Acquisition of Cody Company

     In August 2001, the Company acquired the stock of Cody Company, the parent of Cody Energy LLC (Cody acquisition) for $231.2 million consisting of $181.3 million of cash and 1,999,993 shares of common stock valued at $49.9 million. Substantially all of the proved reserves of Cody Company are located in the onshore Gulf Coast region. The acquisition was accounted for using the purchase method of accounting. As such, the Company reflected the assets and liabilities acquired at fair value in the Company's balance sheet effective August 1, 2001 and the results of operations of Cody Company beginning August 1, 2001. The Company recorded a purchase price of approximately $315.6 million, which was allocated to specific assets and liabilities based on certain estimates of fair values resulting in approximately $302.4 million allocated to property and $13.2 million allocated to working capital items. The remaining $78.0 million of the recorded purchase price reflected a non-cash item pertaining to the deferred income taxes attributable to the differences between the tax basis and the fair value of the acquired oil and gas properties, and acquisition related fees and costs of $6.4 million.

         The following unaudited pro forma condensed income statement information has been prepared to give effect to the Cody acquisition as if it had occurred on January 1, 2001. The information presented is not necessarily indicative of the results of future operations of the Company.

                                                Year Ended December 31,
           (In thousands)                    2002                    2001
           -----------------------------------------------------------------

           Revenues                      $   353,756             $   505,528

           Net Income                    $    16,103             $    54,513
              per share - Basic          $      0.51             $      1.75
              per share - Diluted        $      0.50             $      1.73

         The decrease in revenues from 2001 to 2002 is primarily the result of lower realized prices both for natural gas and crude oil. The Company's realized natural gas price declined by 31% and crude oil prices declined by 4%. Partially offsetting the decline in revenues were lower operating expenses, including brokered gas cost and exploration expense, as well as a reduction to income tax expense. The results of operations for Cody Company are consolidated with Cabot Oil & Gas Corporation as of August 1, 2001.

         As part of the Cody acquisition, the Company acquired a interest in certain oil and gas properties in the Kurten field, as general partner of a partnership and as an operator. The Company's current interest in Kurten is approximately 25%, including a one percent interest in the partnership. Under the partnership agreement, the Company has the right to a reversionary working interest that would bring its ultimate interest to 50% upon the limited partner reaching payout. Under the partnership agreement, the limited partner has the sole option to trigger a liquidation of the partnership. Effective February 13, 2003, the Kurten partnership commenced liquidation at the limited partner's election. In connection with the liquidation, an appraisal has been obtained to allocate the interest in the partnership assets. Based on the receipt of the appraisal in February 2003, the Company would not receive the reversionary interest as part of the liquidation. Due to the impact of the loss of the reversionary interest on future estimated net cash flows of the Kurten field, the limited partners decision and our decision to proceed with the liquidation, the Company performed an impairment review which resulted in an after-tax charge of approximately $55 million. This impairment charge will be reflected in the first quarter of 2003 as an operating expense but does not impact the Company's cash flows. In addition, the Company will record a downward reserve revision of approximately 16 Bcfe as a result of the loss of the reversionary interest.

15.  Earnings per Common Share

         Full year basic earnings per share for the Company were $0.51, $1.56, and $1.07 in 2002, 2001, and 2000, respectively, and were based on the weighted average shares outstanding of 31,736,975 in 2002, 30,275,906 in 2001, and 27,383,848 in 2000. Diluted earnings per share for the Company were $0.50, $1.53, and $1.06 in 2002, 2001, and 2000, respectively. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include stock awards and stock options, and totaled 338,972 in 2002, 408,361 in 2001, and 281,210 in 2000. Stock awards and stock options excluded from the calculation of diluted earnings per share because the effect was antidilutive were 1,174,507, 913,310, and 947,909 in 2002, 2001 and 2000, respectively.

         No preferred stock was outstanding at the end of 2002, 2001 or 2000. See Note 10, "Capital Stock" for further discussion.

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

         Estimates of proved and proved developed reserves at December 31, 2002, 2001, and 2000 were based on studies performed by the Company's petroleum engineering staff. The estimates were reviewed by Miller and Lents, Ltd., who indicated in their letter dated February 7, 2003, that based on their investigation and subject to the limitations described in their letter, they believe the results of those estimates and projections were reasonable in the aggregate.

         No major discovery or other favorable or unfavorable event after December 31, 2002, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

         The following table illustrates the Company's net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by the Company's engineering staff.

                                                                                 Natural Gas
                                                             -------------------------------------------------
                                                                                December 31,
         (Millions of cubic feet)                               2002                2001                2000
         -----------------------------------------------------------------------------------------------------
         Proved Reserves
             Beginning of Year                                1,036,004            959,222             929,602
             Revisions of Prior Estimates                        14,405            (44,266)            (14,796)
             Extensions, Discoveries and Other Additions         64,945             99,911             103,600
             Production                                         (73,670)           (69,162)            (60,934)
             Purchases of Reserves in Place                      26,262             91,290               5,118
             Sales of Reserves in Place                          (6,987)              (991)             (3,368)
                                                             -------------------------------------------------
             End of Year                                      1,060,959          1,036,004             959,222
                                                             =================================================

         Proved Developed Reserves                              819,412            804,646             754,962
                                                             =================================================

         Percentage of Reserves Developed                          77.2%              77.7%               78.7%
                                                             =================================================

                                                                                   Liquids
                                                             -------------------------------------------------
                                                                                 December 31,
         (Thousands of barrels)                                 2002                 2001               2000
         -----------------------------------------------------------------------------------------------------
         Proved Reserves
             Beginning of Year                                   19,684              9,914               8,189
             Revisions of Prior Estimates                         1,871                254                 562
             Extensions, Discoveries and Other Additions            851              2,257               2,032
             Production                                          (2,909)            (1,996)               (988)
             Purchases ofReserves in Place                          261              9,255                 120
             Sales of Reserves in Place                          (1,365)                --                  (1)
                                                             -------------------------------------------------
             End of Year                                         18,393             19,684               9,914
                                                             =================================================

         Proved Developed Reserves                               13,267             15,328               8,438
                                                             =================================================

         Percentage of Reserves Developed                          72.1%              77.9%               85.1%
                                                             =================================================

Capitalized Costs Relating to Oil and Gas Producing Activities

         The following table illustrates the total amount of capitalized costs relating to natural gas and crude oil producing activities and the total amount of related accumulated depreciation, depletion and amortization.

                                                                            Year Ended December 31,
         (In thousands)                                             2002             2001            2000
         -----------------------------------------------------------------------------------------------------
         Aggregate Capitalized Costs Relating
           to Oil and Gas Producing Activities                $  1,704,746    $   1,632,101    $   1,180,692
         Aggregate Accumulated Depreciation,
           Depletion and Amortization                         $    750,857    $     651,657    $     558,463

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

         Costs incurred in property acquisition, exploration and development activities were as follows:

                                                                             Year Ended December 31,
         (In thousands)                                              2002             2001              2000
         -----------------------------------------------------------------------------------------------------
         Property Acquisition Costs, Proved /(1)/              $      8,799      $    245,079     $      5,954
         Property Acquisition Costs, Unproved /(1)/                   4,869            21,116           10,869
         Exploration and Extension Well Costs /(2)/                  52,012            91,261           40,008
         Development Costs                                           55,165            90,246           59,879
                                                               -----------------------------------------------
         Total Costs                                           $    120,845      $    447,702     $    116,710
                                                               ===============================================

         -----------------------------------------------------------------------
         /(1)/ Excludes the $78.0 million deferred tax gross-up on the Cody acquisition.
         /(2)/ Includes administrative exploration costs of $8,942, $9,831, and $8,442 for the years ended December 31, 2002, 2001, and 2000, respectively. These costs are excluded from the Company's calculation of reserve replacement costs.

Historical Results of Operations from Oil and Gas Producing Activities

         The results of operations for the Company's oil and gas producing activities were as follows:

                                                                             Year Ended December 31,
         (In thousands)                                              2002             2001              2000
         -----------------------------------------------------------------------------------------------------
         Operating Revenues                                     $   280,379       $   339,064      $   214,116
         Costs and Expenses
           Production                                                63,823            58,382           46,721
           Other Operating                                           21,731            22,656           17,249
           Exploration /(1)/                                         40,167            71,165           19,858
           Depreciation, Depletion and Amortization                 102,086            89,286           63,200
                                                                ----------------------------------------------
              Total Costs and Expenses                              227,807           241,489          147,028
                                                                ----------------------------------------------
         Income Before Income Taxes                                  52,572            97,575           67,088
         Provision for Income Taxes                                  18,400            34,151           23,481
                                                                ----------------------------------------------
         Results of Operations                                  $    34,172       $    63,424      $    43,607
                                                                ==============================================

         -----------------------------------------------------------------------
         /(1)/ Includes administrative exploration costs of $8,942, $9,831, and $8,442 for the years ended December 31, 2002, 2001, and 2000, respectively. These costs are excluded from the Company's calculation of reserve replacement costs.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following information has been developed utilizing SFAS 69, "Disclosures about Oil and Gas Producing Activities", procedures and based on natural gas and crude oil reserve and production volumes estimated by the Company's engineering staff. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

         The average prices related to proved reserves at December 31, 2002, 2001, and 2000 for natural gas ($ per Mcf) were $4.41, $2.65, and $9.63, respectively, and for oil ($ per Bbl) were $30.39, $18.56, and $26.18, respectively. Future cash inflows were reduced by estimated future development and production costs based on year-end costs to arrive at net cash flow before tax. Future income tax expense was computed by applying year-end statutory tax rates to future pretax net cash flows, less the tax basis of the properties involved. SFAS 69 requires the use of a 10% discount rate.

         Management does not use only the following information when making investment and operating decisions. These decisions are based on a number of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions considered more representative of a range of anticipated economic conditions.

         Standardized Measure is as follows:

                                                                Year Ended December 31,
         (In thousands)                                 2002 /(1)/    2001 /(1)/    2000 /(1)/
         -------------------------------------------------------------------------------------
         Future Cash Inflows                          $  5,236,349  $  3,107,668  $  9,497,181
         Future Production Costs                        (1,137,615)     (823,988)   (1,435,489)
         Future Development Costs                         (284,165)     (266,833)     (192,893)
                                                      ----------------------------------------
         Future Net Cash Flows Before Income Taxes       3,814,569     2,016,847     7,868,799
         10% Annual Discount for Estimated
           Timing of Cash Flows                         (2,098,669)   (1,065,747)   (4,332,551)
                                                      ----------------------------------------
         Standardized Measure of Discounted Future
           Net Cash Flows Before Income Taxes            1,715,900       951,100     3,536,248
         Future Income Tax Expenses,
           Net of 10% Annual Discount /(2)/               (460,547)     (185,074)   (1,126,416)
                                                      ----------------------------------------
         Standardized Measure of Discounted
           Future Net Cash Flows                      $  1,255,353  $    766,026  $  2,409,832
                                                      ========================================

         -----------------------------------------------------------------------
         /(1)/ Includes the future cash inflows, production costs and development costs, as well as the tax basis, related to the properties.
         /(2)/ Future income taxes before discount were $1,195,082, $558,085, and $2,642,810 for the years ended December 31, 2002, 2001, and 2000, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

         The following is an analysis of the changes in the Standardized
Measure:

                                                                             Year Ended December 31,
         (In thousands)                                              2002             2001             2000
         -----------------------------------------------------------------------------------------------------
         Beginning of Year                                      $   766,026       $ 2,409,832      $   587,557
         Discoveries and Extensions,
           Net of Related Future Costs                              112,269           100,084          486,236
         Net Changes in Prices and Production Costs /(1)/           703,874        (2,545,349)       2,441,921
         Accretion of Discount                                       95,110           353,625           73,782
         Revisions of Previous Quantity
           Estimates, Timing and Other                               51,944          (358,134)         (81,093)
         Development Costs Incurred                                  20,516            26,158           28,540
         Sales and Transfers, Net of Production Costs              (216,555)         (280,682)        (167,395)
         Net Purchases (Sales) of Reserves in Place                  (2,357)          119,149           16,440
         Net Change in Income Taxes                                (275,474)          941,343         (976,156)
                                                                ----------------------------------------------
         End of Year                                            $ 1,255,353       $   766,026      $ 2,409,832
                                                                ==============================================

         -----------------------------------------------------------------------

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

CABOT OIL & GAS CORPORATION

SELECTED DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         (In thousands, except per share amounts)  First       Second         Third       Fourth        Total
         ------------------------------------------------------------------------------------------------------
         2002
           Operating Revenues                   $   75,073   $   89,584   $   85,549   $  103,550   $  353,756
           Impairment of Long-Lived Assets           1,063           --           --        1,657        2,720
           Operating Income                          4,996        9,850       15,111       19,131       49,088
           Net Income (Loss)                          (798)       2,121        6,125        8,655       16,103
           Basic Earnings per Share             $    (0.03)  $     0.07   $     0.19   $     0.27   $     0.51
           Diluted Earnings per Share           $    (0.03)  $     0.07   $     0.19   $     0.27   $     0.50

         2001
           Operating Revenues                   $  154,891   $  107,606   $  104,226   $   80,319   $  447,042
           Impairment of Long-Lived Assets              --           --        1,721        5,131        6,852
           Operating Income (Loss)                  68,526       26,976       21,601      (21,737)      95,366
           Net Income (Loss)                        39,062       13,593       10,031      (15,602)      47,084
           Basic Earnings per Share             $     1.33   $     0.46   $     0.33   $    (0.49)  $     1.56
           Diluted Earnings per Share           $     1.32   $     0.45   $     0.32   $    (0.49)  $     1.53


         ------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the caption "Election of Directors" in the Company's definitive Proxy Statement in connection with the 2002 annual stockholders' meeting is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" in the definitive Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION

         The information under the captions "Beneficial Ownership of Over Five Percent of Common Stock" and "Beneficial Ownership of Directors and Executive Officers" in the definitive Proxy Statement is incorporated by reference.

Equity Compensation Plan Information

         The following table provides information as of December 31, 2002 regarding the number of shares of Common Stock that may be issued under the Company's equity compensation plans. All of the Company's equity compensation plans have been approved by the Company's stockholders.

   -----------------------------------------------------------------------------------------------------
            Plan Category          Number of securities       Weighted-average    Number of securities
                                     to be issued upon       exercise price of    remaining available
                                        exercise of             outstanding       for future issuance
                                   outstanding options,    options, warrants and      under equity
                                    warrants and rights            rights          compensation plans
                                                                                 (excluding securities
                                                                                      reflected in
                                                                                      column (a))
   -----------------------------------------------------------------------------------------------------
      Equity compensation plans
         approved by security            1,287,829                 $21.89             1,169,979/(1)/
         holders
   -----------------------------------------------------------------------------------------------------
      Equity compensation plans
         not approved by security           n/a                     n/a                   n/a
         holders
   -----------------------------------------------------------------------------------------------------

                Total                    1,287,829                 $21.89             1,169,979/(1)/
   -----------------------------------------------------------------------------------------------------

  /(1)/ Includes 225,650 sharesof restricted stock awarded under the Second
        Amended and Restated 1994 Long Term Incentive Plan, the restrictions on which lapse over the period 2003, 2004 and 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit
Number                              Description
--------------------------------------------------------------------------------
 3.1     Certificate of Incorporation of the Company (Registration Statement
         No. 33-32553).
 3.2 Amended and Restated Bylaws of the Company amended September 6, 2001 (Form 10-K for 2001).
 3.3 Certificate of Amendment of Certificate of Incorporation (Form 8-K for July 2, 2002).
 3.4 Certificate of Increase of Shares Designated Series A Junior Participating Preferred Stock (Form 8-K for July 2, 2002).
 4.1 Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
 4.2 Certificate of Designation for Series A Junior Participating Preferred Stock (Form 10-K for 1994).
 4.3 Rights Agreement dated as of March 28, 1991, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock (Form 8-A, File No. 1-10477).
         (a) Amendment No. 1 to the Rights Agreement dated February 24, 1994 (Form 10-K for 1994).
         (b) Amendment No. 2 to the Rights Agreement dated December 8, 2000 (Form 8-K for
               December 21, 2000).
 4.4 Certificate of Designation for 6% Convertible Redeemable Preferred Stock (Form 10-K for 1994).
 4.5 Amended and Restated Credit Agreement dated as of May 30, 1995, among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.
         (a) Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form 10-K for 1995).
         (b)   Amendment No. 2 to Credit Agreement dated December 24, 1996
               (Form 10-K for 1996).
 4.6 Note Purchase Agreement dated May 11, 1990, among the Company and certain insurance companies parties thereto (Form 10-Q for the quarter ended June 30, 1990).
         (a)   First Amendment dated June 28, 1991 (Form 10-K for 1994).
         (b)   Second Amendment dated July 6, 1994 (Form 10-K for 1994).
 4.7 Note Purchase Agreement dated November 14, 1997, among the Company and the purchasers named therein (Form 10-K for 1997).
 4.8 Note Purchase Agreement dated as of July 26, 2001 among Cabot Oil & Gas Corporation and the Purchasers listed therein (Form 8-K for August 30,
         2001).
 4.9 Credit Agreement dated as of October 28, 2002 among the Company, the Banks Parties Hereto and Fleet National Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2002).
10.1 Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr. (Form 10-K for 1995).
10.2 Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 2001).
10.3 Letter Agreement dated January 11, 1990, between Morgan Guaranty Trust Company of New York and the Company (Registration Statement No. 33-32553).
10.4 Form of Annual Target Cash Incentive Plan of the Company (Registration Statement No. 33-32553).
10.5 Form of Incentive Stock Option Plan of the Company (Registration Statement No. 33-32553).
         (a) First Amendment to the Incentive Stock Option Plan (Post-Effective Amendment No. 1 to S-8 dated April 26, 1993).
10.6 Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration
         Statement No. 33-32553).
10.7 Transaction Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
10.8 Tax Sharing Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).
10.9 Amendment Agreement (amending the Transaction Agreement and the Tax Sharing Agreement) dated March 25, 1991 (incorporated by reference from Cabot Corporation's Schedule 13E-4, Am. No. 6, File No. 5-30636).

Exhibit
Number                              Description
--------------------------------------------------------------------------------
10.10    Savings Investment Plan & Trust Agreement of the Company (Form 10-K for
         1991).
         (a) First Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
         (b) Second Amendment to the Savings Investment Plan dated May 21, 1993 (Form S-8 dated November 1, 1993).
         (c) First through Fifth Amendments to the Trust Agreement (Form 10-K for 1995).
         (d) Third through Fifth Amendments to the Savings Investment Plan ( Form 10-K for 1996).
10.11 Supplemental Executive Retirement Agreements of the Company (Form 10-K for 1991).
10.12 Settlement Agreement and Mutual Release (Tax Issues) between Cabot Corporation and the Company dated July 7, 1992 (Form 10-Q for the quarter ended June 30, 1992).
10.13 Agreement of Merger dated February 25, 1994, among Washington Energy Company, Washington Energy Resources Company, the Company and COG Acquisition Company (Form 10-K for 1993).
10.14 1990 Non-employee Director Stock Option Plan of the Company (Form S-8 dated June 23, 1990).
         (a) First Amendment to 1990 Non-employee Director Stock Option Plan (Post-Effective Amendment No. 2 to Form S-8 dated March 7, 1994).
         (b) Second Amendment to 1990 Non-employee Director Stock Option Plan (Form 10-K for 1995).
10.15 Second Amended and Restated 1994 Long-Term Incentive Plan of the Company (Form 10-K for 2001).
10.16 Second Amended and Restated 1994 Non-Employee Director Stock Option Plan (Form 10-K for 2001).
10.17 Employment Agreement between the Company and Ray R. Seegmiller dated September 25, 1995 (Form 10-K for 1995).
10.18 Form of Indemnity Agreement between the Company and Certain Officers (Form 10-K for 1997).
10.19 Deferred Compensation Plan of the Company as Amended September 1, 2001 (Form 10-K for 2001).
10.20 Trust Agreement dated September 2000 between Harris Trust and Savings Bank and the Company (Form 10-K for 2001).
10.21 Lease Agreement between the Company and DNA COG, Ltd. dated April 24, 1998 (Form 10-K for 1998).
10.22 Credit Agreement dated as of December 17, 1998, between the Company and the banks named therein (Form 10-K for 1998).
10.23 Letter Agreement with Puget Sound Energy Company dated September 21, 1999 (Form 10-K for 1999).
10.24 Agreement and Plan of Merger, dated June 20, 2001, among Cabot Oil & Gas Corporation, COG Colorado Corporation, Cody Company and the shareholders of Cody Company (Form 8-K for June 28, 2001).
         (a) Amendment to Agreement and Plan of Merger dated as of July 10, 2001 to the Agreement and plan of Merger, dated June 20, 2001, among Cabot Oil & Gas Corporation, COG Colorado Corporation, Cody Company and the shareholders of Cody Company (Form 8-K for August 30, 2001).
         (b)   Closing Agreement dated August 16, 2001 (Form 8-K for August 30,
               2001).
10.25 Employment Agreement between the Company and Dan O. Dinges dated August 29, 2001 (Form 10-K for 2001).
21.1     Subsidiaries of Cabot Oil & Gas Corporation.
23.1     Consent of PricewaterhouseCoopers LLP
23.2     Consent of Miller and Lents, Ltd.
23.3     Consent of Brown, Drew & Massey, LLP
28.1     Miller and Lents, Ltd. Review Letter dated February 7, 2003.

B.    REPORTS ON FORM 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 18th of February 2003.

                                 CABOT OIL & GAS CORPORATION

                                 By:   /s/ Dan O. Dinges
                                    --------------------------------------------
                                       Dan O. Dinges
                                       Chairman of the Board, Chief Executive
                                       Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


           Signature                              Title                                            Date
------------------------------------------------------------------------------------------------------------------
    /s/ Dan O. Dinges                    Chairman of the Board, Chief Executive              February 18, 2003
--------------------------------         Officer and President
    Dan O. Dinges                        (Principal Executive Officer)



    /s/ Scott C. Schroeder               Vice President, Chief Financial Officer             February 18, 2003
--------------------------------         (Principal Financial Officer)
    Scott C. Schroeder


    /s/ Henry C. Smyth                   Vice President, Controller and Treasurer            February 18, 2003
--------------------------------         (Principal Accounting Officer)
    Henry C. Smyth


    /s/ Robert F. Bailey                 Director                                            February 18, 2003
--------------------------------
    Robert F. Bailey


    /s/ Henry O. Boswell                 Director                                            February 18, 2003
--------------------------------
    Henry O. Boswell


    /s/ John G. L. Cabot                 Director                                            February 18, 2003
--------------------------------
    John G. L. Cabot


    /s/ James G. Floyd                   Director                                            February 18, 2003
--------------------------------
    James G. Floyd


    /s/ C. Wayne Nance                   Director                                            February 18, 2003
--------------------------------
    C. Wayne Nance


    /s/ P. Dexter Peacock                Director                                            February 18, 2003
--------------------------------
    P. Dexter Peacock


    /s/ Arthur L. Smith                  Director                                            February 18, 2003
--------------------------------
    Arthur L. Smith


    /s/ William P. Vititoe               Director                                            February 18, 2003
--------------------------------
    William P. Vititoe

CERTIFICATIONS

I, Dan O. Dinges, certify that:

1.   I have reviewed this annual report on Form 10-K of Cabot Oil & Gas
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003


                                        /s/ Dan O. Dinges
                                      ----------------------------------
                                      Dan O. Dinges
                                      Chairman of the Board, Chief Executive
                                      Officer and President

I, Scott C. Schroeder, certify that:

1.   I have reviewed this annual report on Form 10-K of Cabot Oil & Gas
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003


                                        /s/ Scott C. Schroeder
                                      ------------------------------------------
                                      Scott C. Schroeder
                                      Vice President and Chief Financial Officer