Form 10-Q
period 2003-03-31
CABOT OIL & GAS CORP
filed 2003-04-30
CIK 858470

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 2003

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

              Yes  X                                           No ___
                  ---

         As of April 28, 2003, there were 32,188,413 shares of Common Stock, Par Value $.10 Per Share, outstanding.

                           CABOT OIL & GAS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

Part I.  Financial Information                                                                              Page
                                                                                                            ----
     Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations for the Three Months
           Ended March 31, 2003, and 2002 .............................................................      3

         Condensed Consolidated Balance Sheet at March 31, 2003, and December 31, 2002 ................      4

         Condensed Consolidated Statement of Cash Flows for the Three Months
           Ended March 31, 2003, and 2002 .............................................................      5

         Notes to the Condensed Consolidated Financial Statements .....................................      6

         Report of Independent Accountant's Review of Interim Financial Information ...................     17

     Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..................................................................     18

     Item 3A. Quantitative and Qualitative Disclosures about Market Risk ..............................     26

     Item 4.  Controls and Procedures .................................................................     28


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K ........................................................     29


Signature .............................................................................................     30

Certifications ........................................................................................     31

PART I.    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                              ---------------------------------------
                                                                                   2003                    2002
                                                                              ---------------        ----------------
NET OPERATING REVENUES
 Natural Gas Production ...................................................    $     78,173            $     46,506
 Brokered Natural Gas .....................................................          31,850                  13,698
 Crude Oil and Condensate .................................................          23,174                  13,718
 Change in Derivative Fair Value (Note 8) .................................            (544)                   (616)
 Other ....................................................................           3,263                   1,767
                                                                              ---------------        ----------------
                                                                                    135,916                  75,073
OPERATING EXPENSES
 Brokered Natural Gas Cost ................................................          28,261                  12,267
 Direct Operations - Field and Pipeline ...................................          10,926                  12,235
 Exploration ..............................................................          13,391                   7,056
 Depreciation, Depletion and Amortization .................................          23,507                  23,210
 Impairment of Unproved Properties ........................................           2,337                   2,337
 Impairment of Long-Lived Assets (Note 11) ................................          87,926                   1,063
 General and Administrative ...............................................           6,595                   5,739
 Taxes Other Than Income ..................................................          10,224                   6,152
                                                                              ---------------        ----------------
                                                                                    183,167                  70,059
Gain (Loss) on Sale of Assets .............................................             560                     (18)
                                                                              ---------------        ----------------
INCOME (LOSS) FROM OPERATIONS .............................................         (46,691)                  4,996
Interest Expense and Other ................................................           5,625                   6,226
                                                                              ---------------        ----------------
Loss Before Income Taxes ..................................................         (52,316)                 (1,230)
Income Tax Benefit ........................................................         (19,940)                   (432)
                                                                              ---------------        ----------------
NET LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE ....................         (32,376)                   (798)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 12) ..........................          (6,847)                      -
                                                                              ---------------        ----------------
NET LOSS ..................................................................     $   (39,223)           $       (798)
                                                                              ===============        ================

Basic Loss Per Share - Before Cumulative Effect of Accounting Change ......     $     (1.02)           $      (0.03)
Diluted Loss Per Share - Before Cumulative Effect of Accounting Change ....     $     (1.02)           $      (0.03)
Basic Loss Per Share - Cumulative Effect of Accounting Change.............      $     (0.21)           $          -
Diluted Loss Per Share - Cumulative Effect of Accounting Change............     $     (0.21)           $          -
Basic Loss Per Share ......................................................     $     (1.23)           $      (0.03)
Diluted Loss Per Share ....................................................     $     (1.23)           $      (0.03)

Average Common Shares Outstanding .........................................          31,837                  31,604


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                      (In Thousands, except share amounts)

                                                                       MARCH 31,              DECEMBER 31,
                                                                    --------------           --------------
                                                                         2003                     2002
                                                                    --------------           --------------
ASSETS
Current Assets
    Cash and Cash Equivalents ....................................   $      1,223             $      2,561
    Accounts Receivable ..........................................        108,470                   70,028
    Inventories ..................................................          9,656                   15,252
    Other ........................................................          5,480                    5,280
                                                                    --------------           --------------
       Total Current Assets ......................................        124,829                   93,121
Properties and Equipment, Net (Successful Efforts Method) ........        881,783                  971,754
Other Assets .....................................................          7,214                    7,013
                                                                    --------------           --------------
                                                                     $  1,013,826             $  1,071,888
                                                                    ==============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable .............................................   $     88,910             $     73,578
    Accrued Liabilities ..........................................         70,785                   48,312
                                                                    --------------           --------------
       Total Current Liabilities .................................        159,695                  121,890
Long-Term Debt ...................................................        338,000                  365,000
Deferred Income Taxes ............................................        161,641                  200,207
Other Liabilities ................................................         55,452                   34,134
Stockholders' Equity
    Common Stock:
       Authorized -- 80,000,000 Shares of $.10 Par Value
       Issued and Outstanding -- 32,160,913 Shares and
       32,133,118 Shares in 2003 and 2002, Respectively ..........          3,216                    3,213
    Additional Paid-in Capital ...................................        353,963                  353,093
    Retained Earnings (Accumulated Deficit) ......................        (28,822)                  11,674
    Accumulated Comprehensive Loss (Note 9) ......................        (24,935)                 (12,939)
    Less Treasury Stock, at Cost:
       302,600 Shares in 2003 and 2002 ...........................         (4,384)                  (4,384)
                                                                    --------------           --------------
       Total Stockholders' Equity ................................        299,038                  350,657
                                                                    --------------           --------------
                                                                     $  1,013,826             $  1,071,888
                                                                    ==============           ==============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                    ---------------------------------------
                                                                         2003                     2002
                                                                    --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss .....................................................   $    (39,223)            $       (798)
    Adjustment to Reconcile Net Income to Cash
       Provided by Operating Activities:
          Cumulative Effect of Accounting Change .................          6,847                        -
          Depletion, Depreciation and Amortization ...............         23,507                   23,210
          Impairment of Undeveloped Leasehold ....................          2,337                    2,337
          Impairment of Long-Lived Assets ........................         87,926                    1,063
          Deferred Income Tax Expense ............................        (27,010)                    (471)
          (Gain) Loss on Sale of Assets ..........................           (560)                      18
          Exploration Expense ....................................         13,391                    7,056
          Change in Derivative Fair Value ........................            544                      616
          Other ..................................................           (139)                   1,364
    Changes in Assets and Liabilities:
          Accounts Receivable ....................................        (38,442)                    (924)
          Inventories ............................................          5,596                    5,495
          Other Current Assets ...................................           (621)                  (3,235)
          Other Assets ...........................................           (201)                      93
          Accounts Payable and Accrued Liabilities ...............         22,988                   (6,100)
          Other Liabilities ......................................          2,607                     (175)
                                                                    --------------           --------------
             Net Cash Provided by Operating Activities ...........         59,547                   29,549
                                                                    --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital Expenditures .........................................        (21,321)                 (41,062)
    Proceeds from Sale of Assets .................................          1,602                       (2)
    Exploration Expense ..........................................        (13,391)                  (7,056)
                                                                    --------------           --------------
             Net Cash Used by Investing Activities ...............        (33,110)                 (48,120)
                                                                    --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Debt .............................................         64,000                   56,000
    Decrease in Debt .............................................        (91,000)                 (37,000)
    Sale of Common Stock .........................................            498                      105
    Dividends Paid ...............................................         (1,273)                  (1,264)
                                                                    --------------           --------------
             Net Cash Provided (Used) by Financing Activities ....        (27,775)                  17,841
                                                                    --------------           --------------

Net Decrease in Cash and Cash Equivalents ........................         (1,338)                    (730)
Cash and Cash Equivalents, Beginning of Period ...................          2,561                    5,706
                                                                    --------------           --------------
Cash and Cash Equivalents, End of Period .........................   $      1,223             $      4,976
                                                                    ==============           ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           CABOT OIL & GAS CORPORATION
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       FINANCIAL STATEMENT PRESENTATION

         During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies used in its Annual Report to Stockholders and its Report on Form 10-K filed with the Securities and Exchange Commission. People using financial information produced for interim periods are encouraged to refer to the footnotes in the Annual Report to Stockholders when reviewing interim financial results. In management's opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         Our independent accountants have performed a review of these condensed consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Sections 7 and 11 of the Act.

         In June 2001, the FASB approved for issuance Statement of Financial Accounting Standard (SFAS) 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 resulted in (1) an increase of total liabilities, because more retirement obligations are required to be recognized,
(2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset, and (3) an increase in operating expense, because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 has been reported as a cumulative effect of a change in accounting principle in January 2003. The impact on the financial statements of adopting SFAS 143 is disclosed in Note 12, "Adoption of SFAS 143, Accounting for Asset Retirement Obligations," to the financial statements.

         In December 2002, the FASB issued SFAS 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations or cash flows. See Note 13, "Stock Based Compensation," to the financial statements.

         In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time there is only one entity that could potentially be a VIE. The Company is evaluating this potential VIE, in which it has a one percent general partner interest and that holds an interest in the Kurten field, to determine if it is a VIE. However, pursuant to the partnership agreement, the limited partner has elected to liquidate the partnership; it is anticipated that this liquidation will be completed prior to the effective date of the Interpretation. See Note 11 for additional information related to the partnership.

2.       PROPERTIES AND EQUIPMENT

         Properties and equipment are comprised of the following:

                                                                      MARCH 31,               DECEMBER 31,
                                                                         2003                     2002
                                                                    --------------           --------------
                                                                                 (In Thousands)
Unproved Oil and Gas Properties ..................................   $     78,940             $     76,959
Proved Oil and Gas Properties ....................................      1,494,855                1,459,240
Gathering and Pipeline Systems ...................................        137,546                  137,137
Land, Building and Improvements ..................................          4,884                    4,884
Other ............................................................         29,450                   29,457
                                                                    --------------           --------------
                                                                        1,745,675                1,707,677
Accumulated Depreciation, Depletion and Amortization .............       (863,892)                (735,923)
                                                                    --------------           --------------
                                                                     $    881,783             $    971,754
                                                                    ==============           ==============


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

         Total future plug and abandonment costs of $17.1 million and $1.1 million have been reclassified from Accumulated Depreciation, Depletion and Amortization and Other Accrued Liabilities, respectively, at December 31, 2002, to Other Long-Term Liabilities due to the adoption of SFAS 143 (see Note 12). These reclassifications were made to conform to the current period presentation.

         See Note 11 for information regarding the impairment on the Kurten
Field.

3.       ADDITIONAL BALANCE SHEET INFORMATION

         Certain balance sheet amounts are comprised of the following:

                                                                      MARCH 31,               DECEMBER 31,
                                                                         2003                     2002
                                                                    --------------           --------------
                                                                                 (In Thousands)
Accounts Receivable
    Trade Accounts ...............................................   $    106,905             $     65,796
    Joint Interest Accounts ......................................          4,436                    6,601
    Current Income Tax Receivable ................................          2,481                    2,479
    Other Accounts ...............................................            115                      619
                                                                    --------------           --------------
                                                                          113,937                   75,495
Allowance for Doubtful Accounts ..................................         (5,467)                  (5,467)
                                                                    --------------           --------------
                                                                     $    108,470             $     70,028
                                                                    ==============           ==============

Other Current Assets
    Commodity Hedging Contracts ..................................   $        213             $        634
    Drilling Advances ............................................          1,545                      558
    Prepaid Balances .............................................          1,867                    2,131
    Restricted Cash and Other Accounts ...........................          1,855                    1,957
                                                                    --------------           --------------
                                                                     $      5,480             $      5,280
                                                                    ==============           ==============

Accounts Payable
    Trade Accounts ...............................................   $     16,236             $     13,317
    Natural Gas Purchases ........................................         15,856                    6,058
    Royalty and Other Owners .....................................         30,070                   20,254
    Capital Costs ................................................         10,928                   13,900
    Taxes Other Than Income ......................................          3,760                    3,076
    Drilling Advances ............................................          3,336                    7,254
    Wellhead Gas Imbalances ......................................          2,280                    2,817
    Other Accounts ...............................................          6,444                    6,902
                                                                    --------------           --------------
                                                                     $     88,910             $     73,578
                                                                    ==============           ==============

Accrued Liabilities
    Employee Benefits ............................................   $      5,001             $      8,751
    Taxes Other Than Income ......................................         13,224                    9,887
    Interest Payable .............................................          5,153                    7,076
    Commodity Hedging Contracts - Short-Term .....................         37,847                   20,680
    Other Accrued ................................................          9,560                    1,918
                                                                    --------------           --------------
                                                                     $     70,785             $     48,312
                                                                    ==============           ==============

Other Liabilities
    Postretirement Benefits Other Than Pension ...................   $      1,900             $      1,843
    Accrued Pension Cost .........................................          9,055                    8,486
    Commodity Hedging Contracts - Long-Term ......................          2,789                        -
    Accrued Plugging and Abandonment Liability ...................         35,687                   18,151
    Taxes Other Than Income and Other ............................          6,021                    5,654
                                                                    --------------           --------------
                                                                     $     55,452             $     34,134
                                                                    ==============           ==============

4.       LONG-TERM DEBT

         At March 31, 2003, the Company had $68 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time to time on the basis of the projected present value (as determined by the bank's petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in October 2006 and is subject to renewal. At March 31, 2003, excess capacity totaled $182 million, or 73% of the total available credit line.

         In addition to the credit facility, the Company has the following debt outstanding:

..   $100 million of 12-year 7.19% Notes to be repaid in five annual installments of $20 million beginning in November 2005
..   $75 million of 10-year 7.26% Notes due in July 2011
..   $75 million of 12-year 7.36% Notes due in July 2013
..   $20 million of 15-year 7.46% Notes due in July 2016


5.       EARNINGS PER SHARE

         Basic earnings per share for the first three months of the year were based on the year-to-date weighted average shares outstanding of 31,836,505 in 2003 and 31,603,717 in 2002. The diluted earnings per share amounts are based on weighted average shares outstanding plus common stock equivalents. The computation of diluted earnings per share to determine common stock equivalents includes both stock awards and stock options and did not assume conversion of these instruments due to the antidilutive effect on loss per share. Stock awards and stock options excluded from the calculation of diluted loss per share because the effect was antidilutive were 1,561,973 and 1,755,223 for the first quarter of 2003 and 2002, respectively.

6.       ENVIRONMENTAL LIABILITY

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

         The Company received documents with the notification from the EPA indicating that the Company used the Site principally to dispose of salt water from two wells over a period from 1976 to 1979. There is no allegation that the Company violated any laws in the disposal of material at the Site. The EPA's actions stem from the fact that the owners/operators of the Site do not have the financial means to implement a closure plan for the Site.

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

         The State of California, a third party, has asserted a claim against the CNC and other companies alleged to have waste at Casmalia for costs the State incurred and will incur at the site. The CNC has presented the claim to its insurer. The ultimate disposition of this claim is unknown. However, given the size of the State's claim and the number of parties allegedly responsible, the Company's share of this claim is expected to be immaterial.

         The Company has established a reserve that management believes to be adequate to provide for this environmental liability and related legal costs.

7.       COMMITMENTS AND CONTINGENCIES

Wyoming Royalty Litigation

         In June 2000, the Company was sued by two overriding royalty owners in Wyoming state court for unspecified damages. The plaintiffs have requested class certification under the Wyoming Rules of Civil Procedure and allege that the Company has improperly deducted costs of production from royalty payments to the plaintiffs and other similarly situated persons. Additionally, the suit claims that the Company has failed to properly inform the plaintiffs and other similarly situated persons of the deductions taken from royalties. At a mediation held in April 2003, the plaintiffs in this case claimed total damages of $9.5 million plus attorney fees.

         In January 2002, 13 overriding royalty owners sued the Company in Wyoming federal district court. The plaintiffs in the federal case have made the same general claims pertaining to deductions from their overriding royalty as the plaintiffs in the Wyoming state court case but have not asked for class certification.

         Although management believes that a number of the Company's defenses are supported by Wyoming case law, a recent letter decision handed down by a state district court in another case does not support certain of the defenses. The decision has not been reduced to a formal order and it is not known what effect, if any, the decision will have on the pending cases.

         In the Company's federal case, the judge recently agreed to certify two questions of state law for decision by the Wyoming State Supreme Court. The Wyoming State Supreme Court has agreed to decide both questions, and these decisions should dispose of important issues in these cases. The federal judge refused, however, to certify one question on check stub reporting that had been decided adversely to the Company's position in the state district court letter decision. After the federal judge's refusal to certify this issue, the plaintiffs reduced the damages they were claiming. Based upon the plaintiffs expert witness report filed in March 2003, the plaintiffs are now claiming $21 million in total damages which can be broken down into $15.7 million for alleged violations of the check stub reporting statute and the remainder for all other damages. In the opinion of our outside counsel, Brown, Drew & Massey, LLP the likelihood of the plaintiffs recovering the stated damages for violation of the check stub reporting statute is remote.

         The Company is vigorously defending both cases. The Company has a reserve that management believes is adequate to provide for these potential liabilities based on its estimate of the probable outcome of these matters. Should circumstances change, the potential impact may materially affect quarterly or annual results of operations and cash flows. However, management does not believe it would materially impact our financial position.

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

     The Company had removed the lawsuit to federal court; however, in February 2003, we received an order remanding the lawsuit back to state court. Discovery and pleadings necessary to place the class certification issue before the court have been ongoing. No trial or dispositive motions dates have been set and limited factual discovery is ongoing.

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

Texas Title Litigation

     On January 6, 2003, the Company was served with Plaintiffs' Second Amended Original Petition in Romeo Longoria, et al. v. Exxon Mobil Corporation, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege that they are the rightful owners of a one-half undivided mineral interest in and to certain lands in Brooks County, Texas. As Cody Energy, LLC, the Company acquired certain leases and wells from Wynn-Crosby 1996, Ltd. in 1997 and 1998 and the Company subsequently acquired a 320 acre lease from Hector and Gloria Lopez in 2001. The plaintiffs allege that they are entitled to be declared the rightful owners of an undivided interest in the surface and minerals and all improvements on the lands on which the Company acquired these leases. The plaintiffs also assert claims for trespass to try title, action to remove a cloud on the title, failure to properly account for royalty, fraud, trespass, conversion, all for unspecified actual and exemplary damages. The trial date of May 19, 2003 has been cancelled and a new trial date has not been set. The Company has not had the opportunity to conduct discovery in this matter. The Company estimates that production revenue from this field since its predecessor, Cody Energy, LLC, acquired title and since the Company acquired its lease is approximately $12 million. The carrying value of this property is approximately $35 million.

     Although the investigation into this claim has just begun, the Company intends to vigorously defend the case. Management cannot currently determine the likelihood or range of any potential outcome.

Lease Commitments

     The Company leases certain transportation vehicles, warehouse facilities, office space, and machinery and equipment under cancelable and non-cancelable leases. Leases for the Company's offices in Houston and Denver each run for approximately seven more years. Rent expense under such arrangements totaled $1.9 million and $2.1 million for the three months ended March 31, 2003, and 2002, respectively. Most of the other leases expire within five years and may be renewed.

     Future minimum rental commitments under non-cancelable leases in effect at March 31, 2003, are as follows:

                  (In thousands)
                  ------------------------------------------
                  2003                              $  4,193
                  2004                                 4,805
                  2005                                 4,419
                  2006                                 3,732
                  2007                                 3,488
                  Thereafter                           5,119
                                                    --------
                                                    $ 25,756
                                                    ========

     Minimum rental commitments are not reduced by an insignificant amount of minimum sublease rental income due in the future under non-cancelable subleases.

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At March 31, 2003, the Company had 24 cash flow hedges open: eight natural gas price collar arrangements, 14 natural gas price swap arrangements and two crude oil price collar arrangements. Additionally, the Company had three crude oil price range swaps open at March 31, 2003, that did not qualify for hedge accounting under SFAS 133. At March 31, 2003, a $38.1 million ($23.6 million net of tax) unrealized loss was recorded to Other Comprehensive Income, along with a $40.6 million derivative liability and a $0.7 million derivative receivable. A charge related to the change in fair value of derivative instruments of $0.5 million is reflected in Operating Income and is comprised of $0.4 million and $0.1 million for gas derivative instruments and oil derivative instruments, respectively, inclusive of the range swaps described below.

     From time to time the Company enters into crude oil range swaps with counterparties. These derivatives do not qualify for hedge accounting under SFAS 133 and are recorded at fair value at the balance sheet date. At March 31, 2003, the Company had three open crude oil range swap arrangements with an unrealized net loss of $0.8 million reflected in Operating Revenue.

9.   COMPREHENSIVE INCOME

     Comprehensive Income includes Net Income and certain items recorded directly to Stockholders' Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of Comprehensive Income for the three-month periods ended March 31:

                                                                           THREE MONTHS ENDED
                                                     -----------------------------------------------------
                                                          MARCH 31, 2003                 MARCH 31, 2002
                                                     -------------------------     -----------------------
                                                                           (In Thousands)

Accumulated Other Comprehensive Income (Loss) -
    Beginning of Period .........................                   $  (12,939)                  $     835
Net Loss ........................................     $  (39,223)                  $     (798)

Other Comprehensive Loss (Net of Tax)
    Reclassification Adjustments for
       Settled Contracts ........................        (16,131)                      (1,592)
    Changes in Fair Value of Outstanding
       Hedge Positions ..........................          4,135                       (7,831)
                                                      ----------    ----------     ----------    ---------
Total Other Comprehensive Loss ..................     $  (11,996)   $  (11,996)    $   (9,423)   $  (9,423)
                                                      ----------    ----------     ----------    ---------
Comprehensive Loss ..............................     $  (51,219)                  $  (10,221)
                                                      ==========                   ==========
Accumulated Comprehensive Loss -
    End of Period ...............................                   $  (24,935)                  $  (8,588)
                                                                    ==========                   =========

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

11.  ACQUISITION OF CODY COMPANY

     In August 2001, the Company acquired the stock of Cody Company, the parent of Cody Energy LLC ("Cody acquisition") for $231.2 million, consisting of $181.3 million cash and 1,999,993 shares of common stock valued at $49.9 million. Substantially all of the proved reserves of Cody Company are located in the onshore Gulf Coast region. The acquisition was accounted for using the purchase method of accounting. As such, the Company reflected the assets and liabilities acquired at fair value in the Company's balance sheet effective August 1, 2001, and the results of operations of Cody Company beginning August 1, 2001. The Company recorded a purchase price of approximately $315.6 million, which was allocated to specific assets and liabilities based on certain estimates of fair values, resulting in approximately $302.4 million allocated to property and $13.2 million allocated to working capital items. The remaining $78.0 million of the recorded purchase price reflected a non-cash item pertaining to the deferred income taxes attributable to the differences between the tax basis and the fair value of the acquired oil and gas properties, and acquisition related fees and costs of $6.4 million.

     As part of the Cody acquisition, the Company acquired an interest in certain oil and gas properties in the Kurten field, as general partner of a partnership and as an operator. The Company's current interest in Kurten is approximately 25%, including a one percent interest in the partnership. Under the partnership agreement, the Company has the right to a reversionary working interest that would bring its ultimate interest to 50% upon the limited partner reaching payout. Under the partnership agreement, the limited partner has the sole option to trigger a liquidation of the partnership. Effective February 13, 2003, the Kurten partnership commenced liquidation at the limited partner's election. In connection with the liquidation, an appraisal was obtained to allocate the interest in the partnership assets. Based on the receipt of the appraisal in February 2003, the Company would not receive the reversionary interest as part of the liquidation. Due to the impact of the loss of the reversionary interest on future estimated net cash flows of the Kurten field, the limited partners' decision and our decision to proceed with the liquidation, the Company performed an impairment review that resulted in an after-tax charge of $54 million. This impairment charge is reflected in the first quarter of 2003 as an operating expense but does not impact the Company's cash flows. In addition, the Company recorded a downward reserve revision of approximately 16 Bcfe as a result of the loss of the reversionary interest.

12.  ADOPTION OF SFAS 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS"

     Effective January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the assets useful life. The adoption of SFAS 143 resulted in an increase of total liabilities because more retirement obligations are required to be recognized, an increase in the recognized cost of assets because the retirement costs are added to the carrying amount of the long-lived asset and an increase in operating expense because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. However, liabilities will also be recorded for meter stations, pipelines, processing plants and compressors. At January 1, 2003, there are no assets legally restricted for purposes of settling asset retirement obligations. The Company recorded a net-of-tax cumulative effect of change in accounting principle loss in January 2003 of $6.8 million and recorded a retirement obligation of $35.2 million. There was no impact on the Company's cash flows as a result of adopting SFAS 143. See Note 2 for additional information on plugging and abandonment costs.

     Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement liabilities, settled liabilities, accretion expense and revisions of estimated cash flows.

     The following unaudited pro forma information has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002.

                                    QUARTER ENDED
                                    MARCH 31, 2002
                             --------------------------
                                    (In Thousands)
                              (Except Per Share Amounts)
Net Loss                                 $       (1,409)
                                         --------------
   Per Share - Basic .......             $        (0.04)
   Per Share - Diluted .....             $        (0.04)

13.  STOCK BASED COMPENSATION

     SFAS 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," outlines a fair value based method of accounting for stock options or similar equity instruments. The Company has opted to continue using the intrinsic value based method, as recommended by Accounting Principles Board (APB) Opinion 25, to measure compensation cost for its stock option plans.

     The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                        QUARTER ENDED MARCH 31,
                                                        -----------------------
(In Thousands, Except Per Share Amounts)                     2003          2002
-------------------------------------------------------------------------------
Net Loss, as reported                                   $ (39,223)   $     (798)

Deduct:  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of tax                     (1,802)       (1,469)
                                                        ---------    ----------
Pro forma net loss                                      $ (41,025)   $   (2,267)
                                                        =========    ==========

Earnings per share:
     Basic - as reported                                $   (1.23)   $    (0.03)
     Basic - pro forma                                  $   (1.29)   $    (0.07)
     Diluted - as reported                              $   (1.23)   $    (0.03)
     Diluted - pro forma                                $   (1.29)   $    (0.07)

     The assumptions used in the fair value method calculation as well as additional stock based compensation information are disclosed in the following table.

                                                        QUARTER ENDED MARCH 31,
                                                     --------------------------
(In Thousands, Except Per Share Amounts)                 2003          2002
-------------------------------------------------------------------------------
Compensation Expense in Net Income, as reported (1)   $      248    $      339
Weighted Average Value of Options Granted
     During the Quarter (2)                           $     6.75    $     6.02

Assumptions
     Stock Price Volatility                                 35.4%         35.8%
     Risk Free Rate of Return                                2.5%          3.9%
     Dividend Rate (per year)                               0.16          0.16
     Expected Term (in years)                                  4             4
-------------------------------------------------------------------------------
(1) Compensation expense is defined as expense related to the vesting of stock grants, net of tax.

(2)  Calculated using the Black Sholes fair value based method.

     The fair value of stock options included in the pro forma results for each of the periods presented is not necessarily indicative of future effects on Net Income and Earnings Per Share.

Report of Independent Accountants

To the Board of Directors and Shareholders of Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for each of the three-month periods ended March 31, 2003 and March 31, 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Notes 1 and 12 to the condensed consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003.

PricewaterhouseCoopers LLP

Houston, Texas
April 25, 2003

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following review of operations for the first quarter of 2003 and 2002 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management's Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 2002.

Overview

         In the first quarter of 2003, we produced 21.9 Bcfe, a decrease of 3% over the 2002 first quarter. Natural gas production was 17.2 Bcf, down 1.2 Bcf, or 7%, compared to the 2002 first quarter. Oil production was 750 Mbbls, up 82 Mbbls, or 12% over the comparable quarter of last year. Production in the current period decreased slightly from the same period in 2002, which is when we experienced the highest annual production levels in our history. Our current production levels are attributable to drilling successes in the Gulf Coast and Eastern regions.

         Commodity prices were unusually high during the first quarter of 2003, and our financial results reflected their impact. In the first quarter of 2003, natural gas prices were 80% higher and crude oil prices were 50% higher than in 2002. Although our hedge positions limited the upside in the first quarter, the strong commodity price environment resulted in an increase to gas revenue of $31.7 million, or 68%, and an increase in oil revenue of $9.5 million, or 69%. Operating cash flows were similarly impacted, increasing by $30.0 million, or 102%, over last year.

         Despite the increase in commodity prices our first quarter resulted in a net loss of $39.2 million, or $1.23 per share. This loss is substantially attributable to an $87.9 million non-cash impairment related to the liquidation of a limited partnership interest in the Kurten field (see Note 11) and a $6.8 million charge from the adoption of SFAS 143 (see Note 12).

         In the first quarter of 2003, we drilled 25 gross wells (22 development and three exploratory wells) with a success rate of 88% compared to 21 gross wells (17 development and four exploratory wells) and a 95% success rate in the first quarter of 2002. For the full year, we plan to drill 180 gross wells and spend approximately $153.0 million in capital and exploration expenditures compared to 108 gross wells and $126.3 million of capital and exploration expenditures in 2002. Total capital and exploration expenditures were $31.7 million for the first quarter of 2003, compared to $34.5 million for the comparable period in 2002.

         We remain focused on our strategies of concentrating our capital spending program on projects balancing acceptable risk with the strongest economics. As in the past, we will use a portion of the cash flow from our long-lived Eastern and Mid-Continent natural gas reserves to fund our exploration and development efforts in the Gulf Coast and Rocky Mountain areas. In addition, we have begun to expand our interest in the offshore Gulf of Mexico. We believe these strategies are appropriate in the current industry environment, enabling Cabot Oil & Gas to add shareholder value over the long term.

         The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 25.

Financial Condition

         Capital Resources and Liquidity

         Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves. The level of earnings and cash flows depend on many factors, including the price of crude oil and natural gas and our ability to control and reduce costs. Demand for crude oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, demand and prices moved higher, strengthening from the first quarter of 2002 into the summer and continued to strengthen through the first quarter of 2003. Prices in the first quarter of 2003 were the result of a higher demand associated with colder than normal winter temperatures, combined with historical low inventory levels.

         Our primary source of cash during the first quarter of 2003 was from funds generated from operations. Cash was primarily used to fund exploration and development expenditures, reduce debt and to pay dividends.

         We had a net cash outflow of $1.3 million in the first quarter of 2003. Cash inflows from operating activities totaled $59.5 million in the current quarter. The $34.7 million of capital and exploration expenditures were funded with our operating cash flows.

                                                  THREE MONTHS ENDED MARCH 31,
                                                  2003                   2002
                                                --------                --------
                                                          (In millions)

Cash Flows Provided by Operating Activities ..  $   59.5                $   29.6
                                                ========                ========

         Cash flows from operating activities in the 2003 first quarter were $29.9 million higher than the corresponding quarter of 2002 primarily due to higher natural gas and oil prices.

                                                THREE MONTHS ENDED MARCH 31,
                                                2003                    2002
                                              ---------               ---------
                                                        (In millions)

Cash Flows Used by Investing Activities ..... $  (33.1)               $  (48.1)
                                              =========               =========

         Cash flows used by investing activities in the first quarter of 2003 were substantially attributable to capital and exploration expenditures of $34.7 million, partially offset by proceeds from the sale of certain oil and gas properties of $1.6 million. Cash flows used by investing activities in the first quarter of 2002 were entirely for capital and exploration expenditures of $48.1 million.

                                                    THREE MONTHS ENDED MARCH 31,
                                                       2003             2002
                                                    ---------        -----------
                                                            (In millions)

Cash Flows Provided (Used) by Financing
 Activities ......................................   $  (27.8)         $   17.8
                                                     =========         ========

         Cash flows used by financing activities in the first quarter of 2003 consist primarily of $27.0 million of borrowing repayments on the revolving credit facility and $1.3 million of dividend payments. Cash flows provided by financing activities in the first quarter of 2002 consist primarily of $19.0 million in increased borrowings on the revolving credit facility. Partially offsetting the use of cash flow by financing activities were proceeds from the exercise of stock options in the first quarter of $0.5 million in 2003 and $0.1 million in 2002. Our 2003 interest expense is expected to be approximately $23.6 million.

         The available credit line under our revolving credit facility, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the bank's petroleum engineer) and other assets. The revolving term of the credit facility ends in October 2006. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

         Non-GAAP Financial Measures

         From time to time management discloses discretionary cash flow and net income and earnings per share, excluding selected items. These non-GAAP financial measure calculations and reconciliations to the most comparable GAAP financial measure for the period are presented with each earnings release of the Company, furnished in Form 8-K to the Securities and Exchange Commission.

         Discretionary cash flow is defined as Net Income plus non-cash charges and Exploration Expense. Discretionary cash flow is widely accepted as a financial indicator of an oil and gas company's ability to generate cash which is used to internally fund exploration and development activities, pay dividends and service debt. Discretionary cash flow is presented based on management's belief that this non-GAAP measure is useful information to investors because it is widely used by professional research analysts in the valuation, comparison, rating and investment recommendations of companies within the oil and gas exploration and production industry. Many investors use the published research of these analysts in making their investment decisions. Discretionary cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities, as defined by GAAP, or as a measure of liquidity, or an alternative to Net Income.

         Net Income excluding selected items and Earnings Per Share excluding selected items is presented based on managements belief that these non-GAAP measures enable a user of the financial information to understand the impact of these items on reported results. Additionally, this presentation provides a Beneficial Comparison to Similarly adjusted measurements of prior periods. Net Income and Earnings Per Share excluding selected items is not a measure of financial performance under GAAP and should not be considered as an alternative to Net Income and Earnings Per Share, as defined by GAAP.

         Capitalization

         Our capitalization information is as follows:

                                        MARCH 31,          DECEMBER 31,
                                          2003                  2002
                                        ---------          ------------
                                                  (In millions)

         Debt ........................  $  338.0               $  365.0
         Stockholders' Equity /(1)/ ..     299.0                  350.7
                                        --------               --------
         Total Capitalization ........  $  637.0               $  715.7
                                        ========               ========

         Debt to Capitalization             53.1%                  51.0%

         /(1)/ Includes common stock, net of treasury stock. No shares of preferred stock were outstanding.

         During the first quarter of 2003, we paid dividends of $1.3 million on the Common Stock. A regular dividend of $0.04 per share of Common Stock has been declared for each quarter since we became a public company.

         Capital and Exploration Expenditures

         On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures while considering projected cash flows for the year.

         The following table presents major components of capital and exploration expenditures:

                                              THREE MONTHS ENDED MARCH 31,
                                               2003                  2002
                                           -----------           -----------
                                                      (In millions)
         Capital Expenditures

             Drilling and Facilities ......  $   14.5              $   25.9
             Leasehold Acquisitions .......       2.8                   1.0
             Pipeline and Gathering .......       1.0                   0.2
             Other ........................       0.0                   0.3
                                             --------              --------
                                                 18.3                  27.4
         Exploration Expenses .............      13.4                   7.1
                                             --------              --------
             Total ........................  $   31.7              $   34.5
                                             ========              ========

         Total capital and exploration expenditures in the first quarter of 2003 decreased $2.8 million compared to the same quarter of 2002, primarily as a result of decreased drilling activity.

         We plan to drill 180 gross wells in 2003 compared with 108 gross wells drilled in 2002. This 2003 drilling program includes approximately $153.0 million in total capital and exploration expenditures, up from $126.3 million in 2002. Budgeted spending in 2003 includes approximately $89 million for drilling and dry hole exposure, $11 million for lease acquisition and $13 million in geological and geophysical expenses. In addition to the drilling and exploration program, other 2003 capital expenditures are planned primarily for production equipment, workovers, and for gathering and pipeline infrastructure maintenance and construction. We will continue to assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly.

Results of Operations


         Selected Financial and Operating Data

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------
                                                                               2003                    2002
                                                                             --------                --------
                                                                             (In millions, except where noted)
Operating Revenues .......................................................   $ 135.9                 $  75.1
Operating Expenses .......................................................     183.2                    70.1
Operating Income (Loss) ..................................................     (46.7)                    5.0
Interest Expense .........................................................       5.6                     6.2
Net Loss, Before Accounting Change .......................................     (32.4)                   (0.8)
Net Loss .................................................................     (39.2)                   (0.8)
Loss Per Share - Basic, Before Accounting Change .........................   $ (1.02)                $ (0.03)
Loss Per Share - Diluted, Before Accounting Change .......................   $ (1.02)                $ (0.03)
Loss Per Share - Basic, Accounting Change.................................   $ (0.21)                $  0.00
Loss Per Share - Diluted, Accounting Change...............................   $ (0.21)                $  0.00
Loss Per Share - Basic ...................................................   $ (1.23)                $ (0.03)
Loss Per Share - Diluted .................................................   $ (1.23)                $ (0.03)


Natural Gas Production (Bcf)
     Gulf Coast ..........................................................       6.7                     7.5
     West ................................................................       6.1                     6.4
     East ................................................................       4.4                     4.5
                                                                             -------                  ------
     Total Company .......................................................      17.2                    18.4
                                                                             =======                  ======

Natural Gas Production Sales Prices ($/Mcf)
     Gulf Coast ..........................................................   $  4.88                 $  2.67
     West ................................................................   $  3.61                 $  2.14
     East ................................................................   $  5.35                 $  2.85
     Total Company .......................................................   $  4.55                 $  2.53

Crude Oil Production (Mbbl)
     Gulf Coast ..........................................................       696                     610
     West ................................................................        48                      50
     East ................................................................         6                       8
                                                                             -------                 -------
     Total Company .......................................................       750                     668
                                                                             =======                 =======

Crude Oil Production Sales Prices ($/Bbl)
     Gulf Coast ..........................................................   $ 30.84                 $ 20.57
     West ................................................................   $ 32.05                 $ 20.97
     East ................................................................   $ 25.79                 $ 16.41
     Total Company .......................................................   $ 30.88                 $ 20.55

Brokered Natural Gas Margin
     Volume (Bcf) ........................................................       3.9                     3.2
     Margin ($/Mcf)/(1)/ .................................................   $  0.92                 $  0.45
        (1)    Amount represents brokered natural gas revenue less brokered natural gas cost, divided by brokered natural gas volumes.


         First Quarters of 2003 and 2002 Compared

         Net Income and Revenues. We reported a net loss in the first quarter of 2003 of $39.2 million, or $1.23 per share. During the corresponding quarter of 2002, we reported a net loss of $0.8 million, or $0.03 per share. Net operating revenues increased by $60.8 million, or 81% and operating income decreased by $51.7 million. The decrease in operating income was substantially due to the impairment on the Kurten field (Note 11). Natural gas sales made up 58%, or $78.2 million, of operating revenue. The 81% increase in operating revenues was primarily due to an 80% and 50% increase in our realized average natural gas price and crude oil price, respectively, compared to the first quarter of 2002, as well as a 12% increase in crude oil production, partially offset by a 7% decrease in natural gas production. Operating revenues were also impacted by an increase in our brokered natural gas revenues.

         The average realized total company natural gas production sales price was $4.55 per Mcf for the first quarter of 2003. Due to certain derivative instruments this price was reduced by $1.46 per Mcf. The average Gulf Coast natural gas production sales price increased $2.21 per Mcf, or 83%, to $4.88, increasing operating revenues by approximately $14.8 million. In the Western region, the average natural gas production sales price increased $1.47 per Mcf, or 69%, to $3.61, increasing operating revenues by approximately $9.0 million. The average Eastern region natural gas production sales price increased $2.50 per Mcf, or 88%, to $5.35, increasing operating revenues by approximately $11.0 million. The overall weighted average natural gas production sales price increased $2.02 per Mcf, or 80%, to $4.55, increasing revenues by $34.8 million.

         Natural gas production volume in the Gulf Coast region was down 0.8 Bcf, or 11%, to 6.7 Bcf primarily due to the size and timing of the Gulf Coast drilling program, along with the natural decline of existing production. Natural gas production volume in the Western region decreased 0.3 Bcf, or 5%, to 6.1 Bcf primarily due to natural declines and a small drilling program in 2002. Natural gas production volume in the Eastern region was substantially the same as the comparable quarter of 2002 at 4.4 Bcf. The decrease in total natural gas production of 1.2 Bcf, or 7%, resulted in a decrease to natural gas revenue of $3.0 million in the first quarter of 2003.

         The average realized total company crude oil sales price was $30.88 per Bbl first quarter of 2003. Due to certain derivative instruments this price was reduced by $2.54 per Bbl. The volume of crude oil sold in the quarter increased by 82 Mbbls, or 12%, to 750 Mbbls, increasing operating revenues by $1.7 million. This increase in crude oil production was substantially due to production increases in the Gulf Coast region. Additionally, crude oil prices increased $10.33 per Bbl, or 50%, to $30.88, resulting in an increase to operating revenues of $7.8 million. In total, revenue from crude oil sales increased $9.5 million, or 69%, above the 2002 first quarter.

         Brokered natural gas revenue increased $18.2 million, or 133%, over the first quarter of last year. The sales price of brokered natural gas rose 89%, resulting in an increase in revenue of $15.0 million, combined with a 24% increase in volume of natural gas brokered this quarter, increasing revenues by $3.2 million. After including the related brokered natural gas costs, we realized a net margin of $3.6 million in the first quarter of 2003 and $1.4 million in the comparable quarter of 2002.

         Other operating revenues increased $1.5 million to $3.3 million. This change was primarily a result of:
    . A $0.4 million increase in transportation revenue due to a substantial increase in volumes, offset slightly by a decrease in price.
    . A $0.8 million increase in natural gas liquids revenue as a result of increased volumes in the current quarter.
    .    A $0.3 million increase in natural gas processing plant revenue.

         Costs and Expenses. Total costs and expenses from operations increased $113.1 million in the first quarter of 2003 compared to the same quarter of 2002. The primary reasons for this fluctuation are as follows:

    . Brokered natural gas cost increased $16.0 million, or 130%, from the first quarter of last year. The cost of brokered natural gas rose 86%, resulting in an increase to expense of $13.1 million. Additionally, a 24% increase in volume of natural gas brokered this quarter increased costs by $2.9 million.

    . Direct operating expense decreased $1.3 million, or 11%. Operating costs have decreased in the Gulf Coast, and to a lesser extent in the Rocky Mountains. The decrease in the Gulf Coast is attributable to timing of expenditures. The decrease in the Rocky Mountains is due to a milder winter, which resulted in less required maintenance, and to a lesser extent, timing of expenditures. On a per unit basis, operating expense declined from $0.54 to $0.50 per Mcfe produced in the first quarter of 2002 and 2003, respectively.

    . Exploration expense increased $6.3 million, or 90%, primarily as a result of increased spending on geological and geophysical expenses and dry hole expense in 2003. During the first quarter of 2003, we spent an additional $5.2 million on geological and geophysical activities and incurred an additional $0.7 million in dry hole expense.

    . Impairment of long-lived assets expense increased $86.9 million due to the impairment on the Kurten field (see Note 11).

    . General and administrative costs increased $0.9 million, or 15%, as a result of an increase in employee fringe benefit expenses.

    . Taxes other than income increased $4.1 million, or 66%, as a result of higher commodity prices realized this quarter.

         Interest expense decreased $0.6 million as a result of a lower average level of outstanding debt during the first quarter of 2003 when compared to the first quarter of 2002 and a decline in interest rates on the revolving credit facility.

         Income tax benefit increased from $0.4 million to $19.9 million in the first quarter of 2002 and 2003, respectively. The increase is due to a comparable increase in our net loss.

         Recently Issued Accounting Pronouncements

         In June 2001, the FASB approved for issuance Statement of Financial Accounting Standard (SFAS) 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 resulted in (1) an increase of total liabilities, because more retirement obligations are required to be recognized,
(2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset, and (3) an increase in operating expense, because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 has been reported as a cumulative effect of a change in accounting principle in January 2003. The impact on the financial statements of adopting SFAS 143 is disclosed in Note 12, "Adoption of SFAS 143, Accounting for Asset Retirement Obligations," to the financial statements.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. See Note 13, "Stock Based Compensation," to the financial statements.

         In January 2003, the FASB issued Financial Interpretation 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB 51" (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time we have only one entity that could potentially be a VIE. We are evaluating this potential VIE, in which we have a one percent general partner interest and that holds an interest in the Kurten field, to determine if it is a VIE. However, pursuant to the partnership agreement, the limited partner has elected to liquidate the partnership; it is anticipated that this liquidation will be completed prior to the effective date of the Interpretation. See Note 11 for additional information related to this partnership.

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

         Conclusion

         Our financial results depend upon many factors, particularly the price of natural gas and oil and our ability to market gas and oil on economically attractive terms. The average produced natural gas sales price received in the first three months of 2003 was 80% higher than in 2002 and the average oil sales price was 50% higher than in the comparable period of 2002. The volatility of natural gas prices in recent years remains prevalent in 2003 with wide price swings in day-to-day trading on the NYMEX futures market. Additionally, we have natural gas price swaps and collars in place through December 2004 and oil price collars and range swaps in place through June 2003 and December 2003, respectively, which all offer some protection against price volatility. Given this continued price volatility, we cannot predict with certainty what pricing levels will be in the future. Because future cash flows are subject to these variables, we cannot assure you that our operations will provide cash sufficient to fully fund our planned capital expenditures. See Item 3A., "Quantitative and Qualitative Disclosures about Market Risk" for additional information regarding these derivative instruments.

         We believe our capital resources, supplemented with external financing, if necessary, are adequate to meet our capital requirements.

         The preceding paragraphs contain forward-looking information. See Forward-Looking Information above.

ITEM 3A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Swaps and Options

     Our hedging policy is designed to reduce the risk of price volatility for our production in the natural gas, natural gas liquids and crude oil markets. A hedging committee that consists of members of senior management oversees our hedging activity. Our hedging arrangements apply to only a portion of our production and provide only partial price protection against declines in oil and gas prices. These hedging arrangements may expose us to risk of financial loss and limit the benefit to us of increases in prices. Please read the discussion below related to commodity price swaps and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for a more detailed discussion of our hedging arrangements.

     Hedges on Production - Swaps

     From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. Under our Revolving Credit Agreement, the aggregate level of commodity hedging must not exceed 80% of the anticipated future production during the period covered by the hedges. During the first quarter of 2003, natural gas price swaps covered 8,754 Mmcf, or 51% of our first quarter production, fixing the sales price of this gas at an average of $4.47 per Mcf. During the first quarter of 2002, we did not have any natural gas price swaps covering our production. During the first quarter of 2003 and 2002, we did not have any crude oil price swaps covering our production that qualified for hedge accounting.

     At March 31, 2003, we had open natural gas price swap contracts covering our 2003 and 2004 production as follows:

                                                                   Natural Gas Price Swaps
                                                     -----------------------------------------------
                                                         Volume        Weighted       Unrealized
                                                           in          Average            Loss
Contract Period                                           Mmcf      Contract Price   (In Thousands)
----------------------------------------------------------------------------------------------------
As of March 31, 2003
     Natural Gas Price Swaps on Production in:
     Second Quarter 2003                                  7,950      $   4.31
     Third Quarter 2003                                   8,037          4.31
     Fourth Quarter 2003                                  8,037          4.31
                                                     -----------------------------------------------
          Nine Months Ended December 31, 2003            24,024      $   4.31          $  25,850

     First Quarter 2004                                   2,089      $   4.42
     Second Quarter 2004                                  2,089          4.42
     Third Quarter 2004                                   2,112          4.42
     Fourth Quarter 2004                                  2,112          4.42
                                                     -----------------------------------------------
          Full Year 2004                                  8,402      $   4.42          $   5,153

     From time to time we enter into crude oil range swaps with counterparties. These derivatives do not qualify for hedge accounting under SFAS 133 and are recorded at fair value at the balance sheet date. At March 31, 2003, these instruments resulted in an unrealized net loss of $0.8 million recognized in operating revenue.

     Hedges on Production - Options

     Throughout 2002 and the first quarter of 2003, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of natural gas and crude oil collars. Under the collar arrangements, if the index rises above the ceiling price, we pay the counterparty. If the applicable index falls below the floor, the counterparty pays us.

     The 2003 and 2004 natural gas price collar hedges included several collar arrangements based on eight price indexes at which we sell a portion of our production. During the first quarter of 2003, natural gas price collars covered 3,333 Mmcf, or 19% of our first quarter production, with a weighted average floor of $4.46 per Mcf and a weighted average ceiling of $5.35 per Mcf. During the first quarter of 2002, natural gas price collars covered 12,109 Mmcf, or 66% of our production, with a weighted average price floor of $2.68 per Mcf and a weighted average price ceiling of $3.53 per Mcf.

     At March 31, 2003, we had open natural gas price collar contracts covering our 2003 and 2004 production as follows:

                                                                 Natural Gas Price Collars
                                                    -----------------------------------------------
                                                       Volume         Weighted       Unrealized
                                                         in           Average           Loss
Contract Period                                         Mmcf      Ceiling / Floor  (In Thousands)
---------------------------------------------------------------------------------------------------
As of March 31, 2003
     Natural Gas Price Collars on Production in:
     Second Quarter 2003                                4,237      $5.42 / $4.46
     Third Quarter 2003                                 4,283      $5.42 / $4.46
     Fourth Quarter 2003                                4,283      $5.42 / $4.46
                                                    -----------------------------------------------
          Nine Months Ended December 31, 2003          12,803      $5.42 / $4.46     $  6,636

     First Quarter 2004                                 2,955      $5.78 / $4.32
     Second Quarter 2004                                2,955      $5.78 / $4.32
     Third Quarter 2004                                 2,988      $5.78 / $4.32
     Fourth Quarter 2004                                2,988      $5.78 / $4.32
                                                    -----------------------------------------------
          Full Year 2004                               11,886      $5.78 / $4.32     $  1,420

     We have 2003 crude oil price collars in place for the months of January through June, covering 362 Mbbls of production with a weighted average price floor of $24.75 per Mbbl and a weighted average price ceiling of $28.86 per Mbbl. At March 31, 2003, we have no open crude oil price collar arrangements to cover our 2004 production.

     We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

     The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in the future market prices of energy commodities. See Forward-Looking Information on page 25.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

               4.3 - Rights Agreement dated as of March 28, 1991, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock (Form 8-A, File No. 1-10477).
               (a) Amendment No. 1 to the Rights Agreement dated February 24,
                   1994 (Form 10-K for 1994).
               (b) Amendment No. 2 to the Rights Agreement dated December 8,
                   2000 (Form 8-K for December 21, 2000).
               (c) Amendment No. 3 to the Rights Agreement dated January 1,
                   2003.

               10.16 - Second Amended and Restated 1994 Non-Employee Director Stock Option Plan (Form 10-K for 2001 ).
               (a) First Amendment to the Cabot Oil & Gas Corporation Second
                   Amended and Restated 1994 Non-Employee Director Stock Option Plan dated March 17, 2003.

               15.1 - Awareness letter of PricewaterhouseCoopers LLP

               15.2 - Consent of Brown, Drew & Massey, LLP

          (b) Reports on Form 8-K
              Item 5: Other Events filing made on February 13, 2003, includes
              Item 7. Press Release dated February 13, 2003, and titled "Cabot Oil & Gas Announces First Quarter Impairment and SFAS 143 Adoption."

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CABOT OIL & GAS CORPORATION
                                       (Registrant)

April 30, 2003                   By:   /s/ Dan O. Dinges
                                     -------------------------------------------
                                     Dan O. Dinges
                                     Chairman of the Board,
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)

April 30, 2003                   By:   /s/ Scott C. Schroeder
                                     -------------------------------------------
                                     Scott C. Schroeder
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

April 30, 2003                   By:   /s/ Henry C. Smyth
                                     -------------------------------------------
                                     Henry C. Smyth
                                     Vice President, Controller and Treasurer
                                     (Principal Accounting Officer)

CERTIFICATIONS

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

Date: April 30, 2003

                                           /s/ Dan O. Dinges
                                          --------------------------------------
                                          Dan O. Dinges
                                          Chairman of the Board,
                                          Chief Executive Officer and President

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

Date: April 30, 2003

                                      /s/ Scott C. Schroeder
                                     ------------------------------------------
                                     Scott C. Schroeder
                                     Vice President and Chief Financial Officer