Form 10-Q
period 2003-09-30
CABOT OIL & GAS CORP
filed 2003-10-30
CIK 858470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-10447

CABOT OIL & GAS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	04-3072771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 28, 2003, there were 32,493,157 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
NET OPERATING REVENUES
Natural Gas Production	$84,555	$52,029	$242,841	$152,684
Brokered Natural Gas	18,709	10,838	73,929	40,223
Crude Oil and Condensate	21,455	20,754	65,098	51,792
Other	752	1,928	6,275	5,508

	125,471	85,549	388,143	250,207
OPERATING EXPENSES
Brokered Natural Gas Cost	16,602	9,771	66,402	36,619
Direct Operations - Field and Pipeline	11,271	11,652	36,022	35,808
Exploration	13,999	9,803	43,053	27,683
Depreciation, Depletion and Amortization	23,647	25,420	70,918	72,083
Impairment of Unproved Properties	2,337	2,337	7,011	7,011
Impairment of Long-Lived Assets (Note 11)	5,870	—	93,796	1,063
General and Administrative	5,802	5,966	18,569	21,277
Taxes Other Than Income	9,301	5,273	28,176	18,900

	88,829	70,222	363,947	220,444
Gain (Loss) on Sale of Assets	6,988	(216)	7,593	195

INCOME FROM OPERATIONS	43,630	15,111	31,789	29,958
Interest Expense and Other	6,972	6,314	18,549	18,871

Income Before Income Taxes	36,658	8,797	13,240	11,087
Income Tax Expense	13,990	2,672	5,044	3,638

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	22,668	6,125	8,196	7,449
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 12)	—	—	(6,847)	—

NET INCOME	$22,668	$6,125	$1,349	$7,449

Basic Earnings Per Share - Before Accounting Change	$0.70	$0.19	$0.26	$0.23
Diluted Earnings Per Share - Before Accounting Change	$0.70	$0.19	$0.25	$0.23
Basic Loss Per Share - Accounting Change	$—	$—	$(0.21)	$—
Diluted Loss Per Share - Accounting Change	$—	$—	$(0.21)	$—
Basic Earnings Per Share	$0.70	$0.19	$0.04	$0.23
Diluted Earnings Per Share	$0.70	$0.19	$0.04	$0.23
Average Common Shares Outstanding	32,179	31,793	32,000	31,712
Diluted Common Shares (Note 5)	32,435	32,136	32,238	32,080

The accompanying notes are an intergral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In Thousands, except share amounts)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$4,346	$2,561
Restricted Cash (Note 1)	15,761	—
Accounts Receivable	78,668	70,028
Inventories	21,860	15,252
Other	10,734	5,280

Total Current Assets	131,369	93,121
Properties and Equipment, Net (Successful Efforts Method)	881,722	971,754
Other Assets	6,901	7,013

	$1,019,992	$1,071,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$91,381	$73,578
Accrued Liabilities	57,406	48,312

Total Current Liabilities	148,787	121,890
Long-Term Debt	285,000	365,000
Deferred Income Taxes	174,822	200,207
Other Liabilities	55,337	34,134
Stockholders’ Equity
Common Stock:
Authorized — 80,000,000 Shares of $.10 Par Value Issued and Outstanding — 32,187,557 Shares and 32,133,118 Shares in 2003 and 2002, Respectively	3,249	3,213
Additional Paid-in Capital	359,289	353,093
Retained Earnings	9,268	11,674
Accumulated Other Comprehensive Loss (Note 9)	(11,376)	(12,939)
Less Treasury Stock, at Cost:
302,600 Shares in 2003 and 2002	(4,384)	(4,384)

Total Stockholders’ Equity	356,046	350,657

	$1,019,992	$1,071,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In Thousands)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,668	$6,125	$1,349	$7,449
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative Effect of Accounting Change	—	—	6,847	—
Depletion, Depreciation and Amortization	23,647	25,420	70,918	72,083
Impairment of Unproved Properties	2,337	2,337	7,011	7,011
Impairment of Long-Lived Assets	5,870	—	93,796	1,063
Deferred Income Tax Expense	3,072	2,492	(22,176)	2,443
(Gain) Loss on Sale of Assets	(6,988)	216	(7,593)	(195)
Exploration Expense	13,999	9,803	43,053	27,683
Other	(658)	(926)	868	3,160
Changes in Assets and Liabilities:
Accounts Receivable	6,490	4,034	(8,640)	2,030
Inventories	(11,900)	(4,308)	(6,608)	(1,899)
Other Current Assets	1,742	(47)	(3,870)	(2,443)
Other Assets	(102)	(1,525)	112	(1,547)
Accounts Payable and Accrued Liabilities	4,783	(20,528)	29,893	(5,412)
Other Liabilities	942	2,159	746	(3,145)

Net Cash Provided by Operating Activities	65,902	25,252	205,706	108,281

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(33,985)	(15,460)	(85,384)	(86,649)
Proceeds from Sale of Assets	15,821	228	18,181	3,671
Restricted Cash	(15,761)	—	(15,761)	—
Exploration Expense	(13,999)	(9,803)	(43,053)	(27,683)

Net Cash Used by Investing Activities	(47,924)	(25,035)	(126,017)	(110,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Debt	50,000	36,000	181,000	136,000
Decrease in Debt	(69,000)	(38,000)	(261,000)	(134,000)
Sale of Common Stock Proceeds	3,393	13	5,851	3,150
Dividends Paid	(1,287)	(1,272)	(3,755)	(3,808)

Net Cash Provided (Used) by Financing Activities	(16,894)	(3,259)	(77,904)	1,342

Net Increase (Decrease) in Cash and Cash Equivalents	1,084	(3,042)	1,785	(1,038)
Cash and Cash Equivalents, Beginning of Period	3,262	7,710	2,561	5,706

Cash and Cash Equivalents, End of Period	$4,346	$4,668	$4,346	$4,668

The accompanying notes are an intergral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

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

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2001, the FASB approved for issuance Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 resulted in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset, and (3) an increase in operating expense, because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 has been reported as a cumulative effect of a change in accounting principle in January 2003. The impact on the financial statements of adopting SFAS 143 is disclosed in Note 12, “Adoption of SFAS 143, Accounting for Asset Retirement Obligations,” to the financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The Company is evaluating whether to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. The adoption of the recognition provisions would impact the Company’s financial position and results of operations. See Note 1, “Stock Based Compensation,” to the financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) 51” (FIN 46 or Interpretation). FIN 46 is an interpretation of ARB 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, on October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN 46. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003 financial statements.

There was only one entity that could potentially be a VIE. The Company had a one percent general partner interest in a partnership which held an interest in the Kurten field. However, pursuant to the partnership agreement, the limited partner elected to liquidate the partnership; the liquidation was effective July 31, 2003. See Note 11 for additional information related to the partnership.

In April 2003 the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS 149 did not have an impact on the Company’s condensed consolidated financial statements.

In May 2003 the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was developed in response to concerns expressed by preparers, auditors, regulators, investors, and other users of financial statements about issuers’ classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares.

In accordance with SFAS 150, companies with consolidated entities that will terminate by a specified date, such as limited-life partnerships, will have to measure the liabilities for the other owners’ interests in those limited-life entities based on the fair values of the limited-life entities’ assets. Period-to-period changes in the liabilities are to be reported in the consolidated income statement as interest costs. As a result of SFAS 150, liability amounts and related interest costs may be significantly greater than the minority interests previously recognized. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

The Company has been made aware of an issue regarding the application of provisions of SFAS 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets ( SFAS 142 ) to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities ( SFAS 69 ). Also under consideration is whether SFAS 142 requires registrants to provide the additional disclosures prescribed by SFAS 142 for intangible assets for costs associated with mineral rights.

If it is ultimately determined that SFAS 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the Company currently believes that its results of operations and financial condition would not be affected, since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. In addition, costs associated with mineral rights would continue to be characterized as oil and gas property costs in our required disclosures under SFAS 69.

At September 30, 2003, the Company had undeveloped leaseholds of approximately $39.1 million that would be classified on our balance sheet as intangible undeveloped leaseholds and developed leaseholds of approximately $354.1 million (net of accumulated depletion) that would be classified as intangible developed leaseholds if the Company applied the interpretation currently being discussed.

Restricted Cash

Restricted cash consists of $15.8 million of cash held in an escrow account related to the divestiture of certain non-strategic properties in the East. A gain of $7.0 million was recognized on the sale of these properties. The Company is currently evaluating the potential purchase of other properties. If additional properties are acquired the transaction may be treated as a tax-deferred exchange transaction. For a transaction to qualify for tax-deferred exchange treatment the Company has 45 days to identify a replacement property. Once a replacement property has been identified, the Company has an additional 135 days to close on the property.

Stock Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation

— Transition and Disclosure,” outlines a fair value based method of accounting for stock options or similar equity instruments. The Company has opted to continue using the intrinsic value based method, as recommended by Accounting Principles Board (APB) Opinion 25, to measure compensation cost for its stock option plans. However, the Company is evaluating the adoption of the recognition provisions of SFAS 123, as amended by SFAS 148.

The following table illustrates the effect on Net Income and Earnings Per Share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)	2003	2002	2003	2002
Net Income, as reported	$22,668	$6,125	$1,349	$7,449
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(479)	(464)	(1,473)	(1,410)

Pro forma net income (loss)	$22,189	$5,661	$(124)	$6,039

Earnings per share:
Basic - as reported	$0.70	$0.19	$0.04	$0.23
Basic - pro forma	$0.69	$0.18	$—	$0.19
Diluted - as reported	$0.70	$0.19	$0.04	$0.23
Diluted - pro forma	$0.68	$0.18	$—	$0.19

The assumptions used in the fair value method calculation as well as additional stock based compensation information are disclosed in the following table.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(In Thousands, Except Per Share Amounts)	2003	2002	2003	2002
Compensation Expense in Net Income, as reported (1)	$238	$681	$763	$3,354
Weighted Average Value per Option Granted
During the Period (2)	$—	$—	$6.77	$6.23
Assumptions (3)
Stock Price Volatility	—	—	35.3%	35.8%
Risk Free Rate of Return	—	—	2.5%	3.9%
Dividend Rate (per year)	$—	$—	$0.16	$0.16
Expected Term (in years)	—	—	4	4

(1)	Compensation expense is defined as expense related to the vesting of stock grants, net of tax.

(2)	Calculated using the Black Sholes fair value based method.

(3)	There were no stock options issued in the third quarter of 2003 and 2002.

The fair value of stock options included in the pro forma results for each of the periods presented is not necessarily indicative of future effects on Net Income and Earnings Per Share.

2.	PROPERTIES AND EQUIPMENT

Properties and equipment are comprised of the following:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(In Thousands)
Unproved Oil and Gas Properties	$86,072	$76,959
Proved Oil and Gas Properties	1,526,872	1,459,240
Gathering and Pipeline Systems	141,551	137,137
Land, Building and Improvements	4,884	4,884
Other	30,781	29,457

	1,790,160	1,707,677
Accumulated Depreciation, Depletion and Amortization	(908,438)	(735,923)

	$881,722	$971,754

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

In the current quarter the Company recorded a pre-tax non-cash impairment charge of $5.9 million related to a field in the East which had capitalized costs that exceeded the future undiscounted cash flows. See Note 11 for information regarding the impairment on the Kurten Field.

3.	ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(In Thousands)
Accounts Receivable
Trade Accounts	$75,063	$65,796
Joint Interest Accounts	6,238	6,601
Current Income Tax Receivable	2,384	2,479
Other Accounts	390	619

	84,075	75,495
Allowance for Doubtful Accounts	(5,407)	(5,467)

	$78,668	$70,028

Other Current Assets
Commodity Hedging Contracts - SFAS 133	$2,219	$634
Drilling Advances	2,219	558
Prepaid Balances	5,466	2,131
Other Accounts	830	1,957

	$10,734	$5,280

Accounts Payable
Trade Accounts	$23,970	$13,317
Natural Gas Purchases	9,540	6,058
Royalty and Other Owners	26,899	20,254
Capital Costs	13,190	13,900
Taxes Other Than Income	2,831	3,076
Drilling Advances	5,541	7,254
Wellhead Gas Imbalances	2,475	2,817
Other Accounts	6,935	6,902

	$91,381	$73,578

Accrued Liabilities
Employee Benefits	$6,989	$8,751
Taxes Other Than Income	14,408	9,887
Interest Payable	5,093	7,076
Commodity Hedging Contracts - SFAS 133	16,857	20,680
Other Accounts	14,059	1,918

	$57,406	$48,312

Other Liabilities
Postretirement Benefits Other Than Pension	$2,024	$1,843
Accrued Pension Cost	7,647	8,486
Commodity Hedging Contracts - FAS 133	2,957	—
Accrued Plugging and Abandonment Liability	36,343	18,151
Taxes Other Than Income and Other	6,366	5,654

	$55,337	$34,134

4.	LONG-TERM DEBT

At September 30, 2003, the Company had $15 million outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time to time on the basis of the projected present value (as determined by the bank’s petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in October 2006 and is subject to renewal. At September 30, 2003, the Company had $235 million of credit available on the revolving credit facility.

In addition to the credit facility, the Company has the following debt outstanding:

•	$100 million of 12-year 7.19% Notes to be repaid in five annual installments of $20 million beginning in November 2005

•	$75 million of 10-year 7.26% Notes due in July 2011

•	$75 million of 12-year 7.36% Notes due in July 2013

•	$20 million of 15-year 7.46% Notes due in July 2016

5.	EARNINGS PER SHARE

Basic earnings per common share (EPS) is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that could occur if outstanding stock options and stock awards outstanding at the end of the applicable period were exercised for common stock.

The following is a calculation of basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2003 and 2002:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Shares - basic	32,179,445	31,793,342	31,999,999	31,712,145
Dilution effect of stock options and awards at end of period	255,786	342,675	238,207	367,471

Shares - diluted	32,435,231	32,136,017	32,238,206	32,079,616

Stock awards and shares excluded from diluted earnings per share due to the anti-dilutive effect	998,711	1,231,132	1,027,110	1,206,336

6.	ENVIRONMENTAL LIABILITY

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

A group of potentially responsible parties, including the Company, formed a group, called the Casmalia Negotiating Committee (“CNC”). The CNC had extensive settlement discussions with the EPA and entered into a consent decree requiring the CNC to pay approximately $27 million toward Site clean up in return for a release from liability. On January 30, 2002, the Company placed $1,283,283 in an escrow account, representing its volumetric share of the CNC/United States settlement. The consent decree was approved by the court on August 14, 2003 and the funds in the escrow account were paid to the government on September 8, 2003. The settlement has resolved all federal claims against the Company for response costs and releases the Company from all response costs related to the Site, except for future claims against the Company for natural resource damage, unknown conditions, transshipment risks and claims by third parties. Most of the CNC, including the Company, have purchased insurance designed to protect the Company from these liabilities not covered by the consent decree.

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

With the entry of the consent decree and the purchase of the insurance, any potential material claims against the Company related to Casmalia have been resolved and the Company does not plan to report on this Site in future disclosures.

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

Although management believes that a number of the Company’s defenses are supported by Wyoming case law, two letter decisions handed down by state district court judges in other cases do not support certain of the defenses. The decisions have not been reduced to formal orders and it is not known what effect, if any, the decisions will have on the pending cases. In addition, in 2000 a district court judge’s decision supported the defenses of the Company, and that decision was recently orally confirmed by another state district court judge. Accordingly, there is a split of authority concerning the interpretation of the reporting penalty provisions of the Wyoming Royalty Payment Act, which will need to be resolved by the Wyoming Supreme Court.

In the Company’s federal case, the judge agreed to certify two questions of state law for decision by the Wyoming State Supreme Court. The Wyoming State Supreme Court has agreed to decide both questions, and these decisions should dispose of important issues in these cases. The federal judge refused, however, to certify a question relating to the issue of the proper calculation of damages for failure to provide certain information required by statute on overriding royalty owner check stubs that had been decided adversely to the Company’s position in the state district court letter decision. After the federal judge’s refusal to certify this issue, the plaintiffs reduced the damages they were claiming. Based upon the plaintiffs expert witness report filed in March 2003, the plaintiffs are now claiming $21 million in total damages which can be broken down into $15.7 million for alleged violations of the check stub reporting statute and the remainder for all other damages. In the opinion of our outside counsel,

Brown, Drew & Massey, LLP the likelihood of the plaintiffs recovering the stated damages for violation of the check stub reporting statute is remote.

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

The Company had removed the lawsuit to federal court; however, in February 2003, we received an order remanding the lawsuit back to state court. Discovery and pleadings necessary to place the class certification issue before the court have been ongoing. The class certification hearing was held on October 20 but the court has not yet ruled on the plaintiff’s motion for class certification; dispositive motions to be filed by December 1; and trial to be held March 29, 2004. Based on the current status of discovery, the dispositive motion and trial dates are likely to be continued to a later date.

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

Texas Title Litigation

On January 6, 2003, the Company was served with Plaintiffs’ Second Amended Original Petition in Romeo Longoria, et al. v. Exxon Mobil Corporation, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege that they are the rightful owners of a one-half undivided mineral interest in and to certain lands in Brooks County, Texas. As Cody Energy, LLC, the Company acquired certain leases and wells from Wynn-Crosby 1996, Ltd. in 1997 and 1998 and the Company subsequently acquired a 320 acre lease from Hector and Gloria Lopez in 2001. The plaintiffs allege that they are entitled to be declared the rightful owners of an undivided interest in the surface and minerals and all improvements on the lands on which the Company acquired these leases. The plaintiffs also assert claims for trespass to try title, action to remove a cloud on the title, failure to properly account for royalty, fraud, trespass, conversion, all for unspecified actual and exemplary damages. The trial date of May 19, 2003 has been cancelled and a new trial date has not been set. The Company has not had the opportunity to conduct discovery in this matter. The Company estimates that production revenue from this field since its predecessor, Cody Energy, LLC, acquired title and since the Company acquired its lease is approximately $12 million. The carrying value of this property is approximately $35 million. Co-defendants Shell Oil Company and Shell Western E&P have filed a motion for summary judgment seeking dismissal of plaintiffs’ causes of action on multiple grounds. The Company was in the process of joining in that motion, when the plaintiffs’ attorneys asked permission from the Court to withdraw from the representation. The Court granted that request, and new attorneys for some, but not all of the plaintiffs have recently entered the case. We expect that the motion for summary judgment will be reset for hearing in the next several months, at which time the Company will join in the motion. Although the investigation into this claim has just begun, the Company intends to vigorously defend the case. Management cannot currently determine the likelihood or range of any potential outcome.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At September 30, 2003, the Company had 31 cash flow hedges open: 10 natural gas price collar arrangements and 21 natural gas price swap arrangements. Additionally, the Company had five crude oil financial instruments and one natural gas financial instrument open at September 30, 2003, that did not qualify for hedge accounting under SFAS 133. At September 30, 2003, a $16.2 million ($10.0 million net of tax) unrealized loss was recorded to Other Comprehensive Income, along with a $19.8 million derivative liability and a $2.4 million derivative receivable. The change in derivative fair value for the current and prior periods have been included as a component of Natural Gas Production and Crude Oil and Condensate revenue, as appropriate. This classification is a modification of prior period disclosures that segregated the ineffective portion of cash flow hedges and the mark-to-market value changes on instruments that do not qualify for hedge accounting as the Change in Derivative Fair Value on the Statement of Operations.

Unrealized income related to the change in fair value of derivative instruments of $1.2 million ($0.7 million for gas and $0.5 million for oil) is reflected in the respective Net Operating Revenues line item for the three-month period ending September 30, 2003. For the nine-month period ending September 30, 2003 an unrealized charge of $0.3 million is reflected in natural gas production revenue and unrealized income of $0.3 million is reflected in crude oil and condensate revenue. For the nine-month and three-month periods ending September 30, 2003, the company has reflected realized charges of $48.3 million ($45.4 million for gas and $2.9 million for oil) and $8.6 million ($7.9 million for gas and $0.7 million for oil), respectively, in the respective Net Operating Revenue line items.

Assuming no change in commodity prices, after September 30, 2003 the Company would reclassify to earnings, over the next 12 months, $8.5 million in after-tax expenditures associated with commodity derivatives out of the net after-tax $10.0 million recorded in other comprehensive income at September 30, 2003.

From time to time the Company enters into natural gas and crude oil swap arrangements that do not qualify for hedge accounting in accordance with SFAS 133. These financial instruments are recorded at fair value at the balance sheet date. At September 30, 2003, the Company had five open crude oil swap arrangements and one natural gas swap arrangement with an unrealized net loss of $0.4 million and $0.2 million recognized in Operating Revenue, respectively.

9.	COMPREHENSIVE INCOME

Comprehensive Income includes Net Income and certain items recorded directly to Stockholders’ Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of Comprehensive Income for the nine-month periods ended September 30, 2003 and 2002:

	NINE MONTHS ENDED
	SEPTEMBER 30, 2003		SEPTEMBER 30, 2002
	(In Thousands)
Accumulated Other Comprehensive Income (Loss) - Beginning of Period		$(12,939)		$835
Net Income	$1,349		$7,449

Other Comprehensive Loss
Reclassification Adjustment for Settled Contracts	44,479		4,607
Changes in Fair Value of
Hedge Positions	(41,911)		(7,535)
Deferred Income Tax	(1,005)		1,126

Total Other Comprehensive Income (Loss)	$1,563	$1,563	$(1,802)	$(1,802)

Comprehensive Income	$2,912		$5,647

Accumulated Other Comprehensive Loss - End of Period		$(11,376)		$(967)

10.	RETIREMENT OF EXECUTIVE OFFICER

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

As part of the Cody acquisition, the Company acquired an interest in certain oil and gas properties in the Kurten field, as general partner of a partnership and as an operator. The Company’s interest in Kurten was approximately 25%, including a one percent interest in the partnership. Under the partnership agreement, the Company had the right to a reversionary working interest that would bring its ultimate interest to 50% upon the limited partner reaching payout. Under the partnership agreement, the limited partner had the sole option to trigger a liquidation of the partnership. Effective February 13, 2003, the Kurten partnership commenced liquidation at the limited partner’s election. In connection with the liquidation, an appraisal was obtained to allocate the interest in the partnership assets. Based on the receipt of the appraisal in February 2003, the Company did not receive the reversionary interest as part of the liquidation. Due to the impact of the loss of the reversionary interest on future estimated net cash flows of the Kurten field and the limited partners’ decision to proceed with the liquidation, the Company performed an impairment review that resulted in an after-tax charge of $54 million. This impairment charge is reflected in the first quarter of 2003 as an operating expense but does not impact the Company’s cash flows. In addition, the Company recorded a downward reserve revision of approximately 16 Bcfe as a result of the loss of the reversionary interest. The partnership liquidation was effective July 31, 2003.

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

Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional retirement liabilities, settled liabilities, and revisions of estimated cash flows. Additional retirement obligations increase the liability associated with new oil and gas wells and other facilities as these obligations are incurred. Accretion expense for the nine-month and three-month periods ended September 30, 2003 is $1.4 million and $0.3 million, respectively.

The following unaudited pro forma information has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on January 1, 2002.

	PERIOD ENDING SEPTEMBER 30, 2002
	QUARTER	NINE MONTHS
	(In Thousands)
	(Except Per Share Amounts)
Net Income	$5,833	$6,592

Per Share - Basic	$0.18	$0.21
Per Share - Diluted	$0.18	$0.21

Report of Independent Accountants

To the Board of Directors and Shareholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for each of the three-month and nine-month periods ended September 30, 2003 and September 30, 2002. These interim financial statements are the responsibility of the Company’s management.

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

October 29, 2003

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the third quarter and first nine months of 2003 and 2002 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Form 10-K for the year ended December 31, 2002.

Overview

In the first nine months of 2003, we produced 67.1 Bcfe compared to production of 68.7 Bcfe for the comparable period of the prior year. Natural gas production was 53.7 Bcf and oil production was 2,193 Mbbls. Natural gas production in the current period decreased slightly from the same period in 2002, which is when we experienced the highest annual production levels in our history. The decline in our natural gas production is essentially attributable to the size and timing of the Gulf Coast and West regions drilling program, along with the natural decline of existing production.

In the nine months ended September 30, 2003, we drilled123 gross wells (106 development and 17 exploratory wells) with a success rate of 90% compared to 85 gross wells (79 development and six exploratory wells) with a success rate of 93% for the comparable period of the prior year. For the full year, we plan to drill 185 gross wells compared to 108 gross wells in 2002.

We had net income of $1.3 million, or $0.04 per share, for the nine months ended September 30, 2003 despite impairment charges of $93.8 million and the $6.8 million impact of a cumulative effect of accounting change. The pre-tax non-cash impairment charges consist of $87.9 million related to the liquidation of a limited partnership interest in the Kurten field and $5.9 million related to a field in the East. The cumulative effect of accounting change is related to a $6.8 million charge from the adoption of SFAS 143. These charges were partially offset by a pre-tax gain of $7.6 million recognized on the sale of oil and gas properties.

In the first nine months of 2003, commodity prices were unusually high, and our financial results reflected their impact. Our realized natural gas price was 64% higher and our realized crude oil price was 26% higher than in 2002. Commodity prices are determined by factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGLs and crude oil prices, and therefore, cannot accurately predict revenues.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. In 2003, excluding acquisitions, we expect to spend approximately $172.0 million in capital and exploration expenditures. For the nine months ended September 30, 2003, $127.7 million of capital and exploration expenditures have been incurred.

We remain focused on our strategies of concentrating our capital spending program on projects balancing acceptable risk with the strongest economics. As in the past, we will use a portion of the cash flow from our long-lived Eastern and Mid-Continent natural gas reserves to fund our exploration and development efforts in the Gulf Coast and Rocky Mountain areas. In addition, we have begun to expand our interest in the offshore Gulf of Mexico and Canada. We believe these strategies are appropriate in the current industry environment and should enable Cabot Oil & Gas to add shareholder value over the long term.

The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information on page 29.

Financial Condition

Capital Resources and Liquidity

Our capital resources consist primarily of cash flows from our oil and gas properties and asset-based borrowings supported by our oil and gas reserves. The level of earnings and cash flows depend on many factors, including the price of crude oil and natural gas and our ability to control and reduce costs. Demand for crude oil and natural gas has historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. However, demand and prices moved higher, strengthening from the first half of 2002 into the summer and continued to strengthen through 2003. Prices in the first nine months of 2003 were the result of a higher demand associated with colder than normal winter temperatures, combined with higher storage injection demand in the second and third quarters.

Our primary source of cash during the first nine months of 2003 was from funds generated from operations. Cash was primarily used to fund exploration and development expenditures, reduce debt and pay dividends. We had a net cash inflow of $1.8 million for the nine months ended September 30, 2003. See below for additional discussion and analysis of cash flow.

	Nine-Months Ended September 30,
	2003	2002	Variance
Cash Flows Provided by Operating Activities	205,706	108,281	97,425
Cash Flows Used by Investing Activities	(126,017)	(110,661)	(15,356)
Cash Flows (Used) Provided by Financing Activities	(77,904)	1,342	(79,246)

Net Increase (Decrease) in Cash and Cash Equivalents	1,785	(1,038)	2,823

Cash flow discussion and analysis:

•	Cash flows from operating activities increased due to higher commodity prices partially offset by lower natural gas production sales volumes.

•	Cash flows used in investing activities increased due to an increase in exploration expense.

•	Cash flows used in financing activities increased due to additional debt repayments.

The available credit line under our revolving credit facility, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the bank’s petroleum engineer) and other assets. At September 30, 2003, excess capacity totaled $235 million of the total available credit facility. The revolving term of the credit facility ends in October 2006. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

Capitalization

Our capitalization information is as follows:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(In millions)
Debt	$285.0	$365.0
Stockholders’ Equity (1)	356.0	350.7

Total Capitalization	$641.0	$715.7

Debt to Capitalization	44%	51%

(1)	Includes common stock, net of treasury stock.

During the first nine months of 2003, we paid dividends of $3.8 million on our Common Stock. A regular dividend of $0.04 per share of Common Stock has been declared for each quarter since we became a public company.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures while considering projected cash flows for the year.

The following table presents major components of capital and exploration expenditures:

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(In Millions)
Capital Expenditure
Drilling and Facilities	$65.2	$55.6
Leasehold Acquisitions	12.3	2.0
Pipeline and Gathering	4.5	2.4
Other	1.5	0.8

	83.5	60.8

Proved Property Acquisitions	1.1	2.1
Exploration Expense	43.1	27.7

Total	$127.7	$90.6

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operation are based upon condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion.

Results of Operations

Third Quarters of 2003 and 2002 Compared

Net Income and Operating Revenue

We reported net income in the third quarter of 2003 of $22.7 million, or $0.70 per share. During the corresponding quarter of 2002, we reported net income of $6.1 million, or $0.19 per share. Operating income increased by $28.5 million compared to the comparable period of the prior year. The increase in net income and operating income was substantially due to an increase in our realized natural gas and crude oil prices.

Natural Gas Production Revenues

The average total company realized natural gas production sales price, including the impact of derivative instruments, was $4.53 per Mcf. Due to derivative instruments this price was reduced by $0.42 per Mcf. The following table excludes the impact of the change in derivative fair value of $0.7 million and $0.2 million for the three months ended September 30, 2003 and 2002, respectively. These amounts have been included in the Natural Gas Production revenues line item on the Statement of Operations.

	THREE MONTHS ENDED SEPTEMBER 30,		Variance
	2003	2002	Amount	Percent
Natural Gas Production (Bcf)
Gulf Coast	7.7	8.0	(0.3)	(4%)
West	5.9	6.2	(0.3)	(5%)
East	4.9	4.5	0.4	9%

Total Company	18.5	18.7	(0.2)	(1%)

Natural Gas Production Sales Price ($/Mcf)
Gulf Coast	$4.68	$3.21	$1.47	46%
West	$3.75	$2.00	$1.75	88%
East	$5.24	$3.04	$2.20	72%
Total Company	$4.53	$2.77	$1.76	64%

Natural Gas Production Revenue (in millions)
Gulf Coast	$36.1	$25.8	$10.3	40%
West	22.0	12.4	9.6	77%
East	25.8	13.7	12.1	88%

Total Company	$83.9	$51.9	$32.0	62%

Price Variance Impact on Natural Gas Production Revenue
Gulf Coast	$11.6
West	10.2
East	10.8

Total Company	$32.6

Volume Variance Impact on Natural Gas Production Revenue
Gulf Coast	$(1.1)
West	(0.7)
East	1.2

Total Company	$(0.6)

The decline in natural gas production is due substantially to the size and timing of Gulf Coast and West drilling program, along with the natural decline of existing production. The increase in the realized natural gas price combined with the decline in production resulted in a net revenue increase of $32.0 million.

Brokered Natural Gas Revenue and Cost

	THREE MONTHS ENDED SEPTEMBER 30,		Variance
	2003	2002	Amount	Percent
Brokered Natural Gas Revenues	$18.7	$10.8
Brokered Natural Gas Cost	16.6	9.8

Brokered Natural Gas Margin	$2.1	$1.0	$1.1	110%

Brokered Natural Gas Volume (Bcf)	6.1	5.7

Sales Price Variance Impact on Revenue	$7.0
Volume Variance Impact on Revenue	0.9

	$7.9

Purchase Price Variance Impact on Purchases	$6.0
Volume Variance Impact on Purchases	0.8

	$6.8

Crude Oil and Condensate Revenues

The average total company realized crude oil sales price, including the impact of derivative instruments, was $28.40 per Bbl for the third quarter of 2003. Due to derivative instruments this price was reduced by $1.00 per Bbl. The following table excludes the impact of the change in derivative fair value of $0.5 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively. These amounts have been included in the Crude Oil and Condensate revenues line item on the Statement of Operations.

	THREE MONTHS ENDED SEPTEMBER 30,		Variance
	2003	2002	Amount	Percent
Crude Oil Production (Mbbl)
Gulf Coast	683	697	(14)	(2%)
West	46	61	(15)	(25%)
East	7	8	(1)	(13%)

Total Company	736	766	(30)	(4%)

Crude Oil Sales Price ($/Bbl)
Gulf Coast	$28.32	$24.76	$3.56	14%
West	$29.75	$27.29	$2.46	9%
East	$28.02	$25.90	$2.12	8%
Total Company	$28.40	$24.97	$3.43	14%

Crude Oil Revenue (in millions)
Gulf Coast	$19.3	$17.2	$2.1	12%
West	1.4	1.7	(0.3)	(18%)
East	0.2	0.2	0.0	0%

Total Company	$20.9	$19.1	$1.8	9%

Price Variance Impact on Crude Oil Revenue
Gulf Coast	$2.5
West	0.1
East	0.0

Total Company	$2.6

Volume Variance Impact on Crude Oil Revenue
Gulf Coast	$(0.4)
West	(0.4)
East	0.0

Total Company	$(0.8)

The decline in crude oil production is due substantially to the size and timing of the Gulf Coast drilling program, along with the natural decline of existing production. The increase in the realized crude oil price combined with the decline in production resulted in a net revenue increase of $1.8 million.

Other Net Operating Revenues

Other operating revenues decreased $1.2 million. This change was a result of a decline in natural gas liquid revenue combined with the expiration of section 29 tax credits at December 31, 2002.

Operating Expenses

Total costs and expenses from operations increased $18.6 million in the third quarter of 2003 compared to the same quarter of 2002. The primary reasons for this fluctuation are as follows:

•	Brokered natural gas cost increased $6.8 million. For additional information related to this increase see the analysis performed for Brokered Natural Gas Revenue and Cost.

•	Exploration expense increased $4.2 million as a result of higher dry hole expense in 2003. During the third quarter of 2003, we drilled 10 exploratory wells compared to 1 in the corresponding period of 2002.

•	Impairment of natural gas producing properties expense increased $5.9 million.

•	Taxes other than income increased $4 million as a result of higher commodity prices realized this quarter.

Interest Expense

Interest expense increased $0.7 million. This variance is the combination of a decrease due to a lower average level of outstanding debt during the third quarter of 2003 when compared to the corresponding period of the prior year and a decline in interest rates on the revolving credit facility, offset by a charge related to the adoption of SFAS 150.

Income Tax Expense

Income tax expense increased $11.3 million due to a comparable increase in our pre-tax net income.

Nine Months of 2003 and 2002 Compared

Net Income and Operating Revenue

We reported net income for the nine months ended September 30, 2003 of $1.3 million, or $0.04 per share. During the corresponding period of the prior year, we reported net income of $7.5 million, or $0.23 per share. The decrease in net income is due to impairment charges of $93.8 million and the impact of a cumulative effect of accounting change. The pre-tax non-cash impairment charges consist of an $87.9 million expenditure related to the liquidation of a limited partnership interest in the Kurten field and a $5.9 million expenditure related to a field in the East. These charges were partially offset by a pre-tax gain of $7.6 million recognized on the sale of oil and gas properties. The cumulative effect of accounting change is related to a $6.8 million charge from the adoption of SFAS 143. These amounts were substantially offset by the impact of an increase in our realized natural gas and crude oil prices. Operating income increased by $1.8 million compared to the comparable period of the prior year. The increase in operating income was due to an increase in our realized natural gas and crude oil prices, substantially offset by the impairment charges.

Natural Gas Production Revenues

The average total company realized natural gas production sales price, including the impact of derivative instruments, was $4.53 per Mcf. Due to derivative instruments this price was reduced by $0.84 per Mcf. The following table excludes the impact of the change in derivative fair value of $(0.3) million and $(1.0) million for the nine months ended September 30, 2003 and 2002, respectively. These amounts have been included in the Natural Gas Production revenues line item on the Statement of Operations.

	NINE MONTHS ENDED SEPTEMBER 30,		Variance
	2003	2002	Amount	Percent
Natural Gas Production (Bcf)
Gulf Coast	21.8	23.2	(1.4)	(6%)
West	18.0	19.0	(1.0)	(5%)
East	13.9	13.5	0.4	3%

Total Company	53.7	55.7	(2.0)	(4%)

Natural Gas Production Sales Price ($/Mcf)
Gulf Coast	$4.83	$3.07	$1.76	57%
West	$3.65	$2.18	$1.47	67%
East	$5.17	$3.07	$2.10	68%
Total Company	$4.53	$2.76	$1.77	64%

Natural Gas Production Revenue (in millions)
Gulf Coast	$105.6	$71.0	$34.6	49%
West	65.6	41.4	24.2	58%
East	72.0	41.3	30.7	74%

Total Company	$243.2	$153.7	$89.5	58%

Price Variance Impact on Natural Gas Production Revenue
Gulf Coast	$38.6
West	26.4
East	29.3

Total Company	$94.3

Volume Variance Impact on Natural Gas Production Revenue
Gulf Coast	$(4.1)
West	(2.2)
East	1.5

Total Company	$(4.8)

The decline in natural gas production is due substantially to the size and timing of Gulf Coast and West drilling program, along with the natural decline of existing production. The increase in the realized natural gas price combined with the decline in production resulted in a net revenue increase of $89.5 million.

Brokered Natural Gas Revenue and Cost

	NINE MONTHS ENDED SEPTEMBER 30,		Variance
	2003	2002	Amount	Percent
Brokered Natural Gas Revenues	$74.0	$40.2
Brokered Natural Gas Cost	66.4	36.6

Brokered Natural Gas Margin	$7.6	$3.6	$4.0	111%

Brokered Natural Gas Volume (Bcf)	14.7	14.7

Sales Price Variance Impact on Revenue	$33.7
Volume Variance Impact on Revenue	0.1

	$33.8

Purchase Price Variance Impact on Purchases	$29.7
Volume Variance Impact on Purchases	0.1

	$29.8

Crude Oil and Condensate Revenues

The average total company realized crude oil sales price, including the impact of derivative instruments, was $29.53 per Bbl for the third quarter of 2003. Due to derivative instruments this price was reduced by $1.31 per Bbl. The following table excludes the impact of the change in derivative fair value of $0.3 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively. These amounts have been included in the Crude Oil and Condensate revenues line item on the Statement of Operations.

	NINE MONTHS ENDED SEPTEMBER 30,		Variance
	2003	2002	Amount	Percent
Crude Oil Production (Mbbl)
Gulf Coast	2,027	1,963	64	3%
West	146	164	(18)	(11%)
East	20	24	(4)	(17%)

Total Company	2,193	2,151	42	2%

Crude Oil Sales Price ($/Bbl)
Gulf Coast	$29.50	$23.27	$6.23	27%
West	$30.07	$24.71	$5.36	22%
East	$28.67	$21.34	$7.33	34%
Total Company	$29.53	$23.36	$6.17	26%

Crude Oil Revenue (in millions)
Gulf Coast	$59.8	$45.6	$14.2	31%
West	4.4	4.1	0.3	7%
East	0.6	0.5	0.1	20%

Total Company	$64.8	$50.2	$14.6	29%

Price Variance Impact on Crude Oil Revenue
Gulf Coast	$12.7
West	0.8
East	0.1

Total Company	$13.6

Volume Variance Impact on Crude Oil Revenue
Gulf Coast	$1.5
West	(0.4)
East	(0.1)

Total Company	$1.0

The increase in crude oil production is due substantially to drilling success in the Gulf Coast drilling program. The increase in the realized crude oil price combined with the increase in production resulted in a net revenue increase of $14.6 million.

Other Net Operating Revenues

Other operating revenues increased $0.8 million. This change was a result of increased natural gas liquids revenue combined with an increase in transportation revenue.

Operating Expenses

Total costs and expenses from operations increased $143.5 million for the nine months ended September 30, 2003 compared to the comparable period of the prior year. The primary reasons for this fluctuation are as follows:

•	Brokered natural gas cost increased $29.8 million. For additional information related to this increase see the analysis performed for Brokered Natural Gas Revenue and Cost.

•	Exploration expense increased $15.4 million primarily as a result of higher dry hole and seismic expense in 2003.

•	Impairment of long-lived assets expense increased $92.7 million. These pre-tax non-cash impairment charges consist of an $87.9 million expenditure related to the liquidation of a limited partnership interest in the Kurten field and a $5.9 million expenditure related to a field in the East.

•	Taxes other than income increased $9.3 million as a result of higher commodity prices realized this quarter.

Interest Expense

Interest expense decreased $0.3 million as a result of a lower average level of outstanding debt during the nine months ended September 30, 2003 when compared to the corresponding period of the prior year and a decline in interest rates on the revolving credit facility, partially offset by a charge related to the adoption of SFAS 150.

Income Tax Expense

Income tax expense increased $1.4 million due to a comparable increase in our pre-tax net income.

Recently Issued Accounting Pronouncements

In June 2001, the FASB approved for issuance Statement of Financial Accounting Standards (SFAS) 143, “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 resulted in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset, and (3) an increase in operating expense, because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 has been reported as a cumulative effect of a change in accounting principle in January 2003. The impact on the financial statements of adopting SFAS 143 is disclosed in Note 12, “Adoption of SFAS 143, Accounting for Asset Retirement Obligations,” to the financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We are evaluating the adoption of the recognition provisions of SFAS 123, as amended by SFAS 148. The adoption of the recognition provisions would impact our financial position and results of operations. See Note 13, “Stock Based Compensation,” to the financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46 or Interpretation). FIN 46 is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (VIEs). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, on October 8, 2003, the FASB decided to grant a broader deferral FIN 46. Pursuant to this deferral, public companies must complete their evaluations of VIEs that existed prior to February 1, 2003, and the consolidation of those for which they are the primary beneficiary for financial statements issued for the first period ending after December 15, 2003. For calendar year companies, consolidation of previously existing VIEs will be required in their December 31, 2003 financial statements.

There was only one entity that could potentially be a VIE. We had a one percent general partner interest in a partnership which held an interest in the Kurten field. However, pursuant to the partnership agreement, the limited partner elected to liquidate the partnership; the liquidation was effective July 31, 2003. See Note 11 for additional information related to this partnership.

In April 2003 the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS 149 did not have an impact on our condensed consolidated financial statements.

In May 2003 the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was developed in response to concerns expressed by preparers, auditors, regulators, investors, and other users of financial statements about issuers’ classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity but that have been presented either entirely as equity or between the liabilities section and the equity section of the statement of financial position. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares.

In accordance with SFAS 150, companies with consolidated entities that will terminate by a specified date, such as limited-life partnerships, will have to measure the liabilities for the other owners’ interests in those limited-life entities based on the fair values of the limited-life entities’ assets. Period-to-period changes in the liabilities are to be reported in the consolidated income statement as interest costs. As a result of SFAS 150, liability amounts and related interest costs may be significantly greater than the minority interests previously recognized. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

We have been made aware of an issue regarding the application of provisions of SFAS 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets ( SFAS 142 ) to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, Cabot and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities ( SFAS 69 ). Also under consideration is whether SFAS 142 requires registrants to provide the additional disclosures prescribed by SFAS 142 for intangible assets for costs associated with mineral rights.

If it is ultimately determined that SFAS 142 requires us to reclassify costs associated with mineral rights from property and equipment to intangible assets, management currently believes that its results of operations and financial condition would not be affected, since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. In addition, costs associated with mineral rights would continue to be characterized as oil and gas property costs in our required disclosures under SFAS 69.

At September 30, 2003, we had undeveloped leaseholds of approximately $39.1 million that would be classified on our balance sheet as intangible undeveloped leaseholds and developed leaseholds of approximately $354.1 million (net of accumulated depletion) that would be classified as intangible developed leaseholds if we applied the interpretation currently being discussed.

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

Hedges on Production – Swaps

From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. Under our Revolving Credit Agreement, the aggregate level of commodity hedging must not exceed 80% of the anticipated future equivalent production during the period covered by the hedges. During the first nine months of 2003, natural gas price swaps covered 25,908 Mmcf, or 48% of our gas production, fixing the sales price of this gas at an average of $4.47 per Mcf.

At September 30, 2003, we had open natural gas price swap contracts covering our 2003 and 2004 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Contract Price	Unrealized Loss (In Thousands)
As of September 30, 2003
Natural Gas Price Swaps on Production in:
Fourth Quarter 2003	8,898	4.54

Three Months Ended December 31, 2003	8,898	$4.54	$4,510

First Quarter 2004	4,218	$5.06
Second Quarter 2004	3,348	4.65
Third Quarter 2004	3,384	4.65
Fourth Quarter 2004	3,384	4.65

Full Year 2004	14,334	$4.77	$8,005

From time to time the Company enters into natural gas and crude oil derivative arrangements that do not qualify for hedge accounting under SFAS 133. These financial instruments are recorded at fair value at the balance sheet date. At September 30, 2003, the Company had five open crude oil swap arrangements and one natural gas swap arrangement with an unrealized net loss of $0.4 million and $0.2 million recognized in Operating Revenues, respectively.

Hedges on Production – Options

Throughout 2002 and 2003, we believed that the pricing environment provided a strategic opportunity to significantly reduce the price risk on a portion of our production through the use of natural gas and crude oil collars. Under the collar arrangements, if the index price rises above the ceiling price, we pay the counterparty. If the index falls below the floor price, the counterparty pays us.

During the first nine months of 2003, natural gas price collars covered 11,853 Mmcf, or 22% of our gas production, with a weighted average floor of $4.46 per Mcf and a weighted average ceiling of $5.40 per Mcf. Additionally, during the first nine months of 2003, we had crude oil price collars which covered 362 Mbbls, or 25% of our production, with a weighted average floor of $24.75 per bbl and a weighted average ceiling of $28.86 per bbl. These crude oil contracts expired in June 2003.

At September 30, 2003, we had open natural gas price collar contracts covering our 2003 and 2004 production as follows:

	Natural Gas Price Collars
Contract Period	Volume in Mmcf	Weighted Average Ceiling / Floor	Unrealized Loss (In Thousands)
As of September 30, 2003
Natural Gas Price Collars on Production in:
Fourth Quarter 2003	4,283	$5.42 / $4.46

Three Months Ended December 31, 2003	4,283	$5.42 / $4.46	$1.0
First Quarter 2004	3,821	$5.42 / $4.45
Second Quarter 2004	3,821	$5.42 / $4.45
Third Quarter 2004	3,863	$5.42 / $4.45
Fourth Quarter 2004	3,863	$5.42 / $4.45

Full Year 2004	15,368	$5.42 / $4.45	$3,397

At September 30, 2003, we have no open crude oil price collar arrangements to cover our 2003 or 2004 production.

We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in the future market prices of energy commodities. See Forward-Looking Information on page 29.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

15.1	- Awareness letter of PricewaterhouseCoopers LLP

15.2	- Consent of Brown, Drew & Massey, LLP

31.1	- 302 Certification - Chairman, President and Chief Executive Officer

31.2	- 302 Certification - Vice President and Chief Financial Officer

32.1	- 906 Certification

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION (Registrant)

October 29, 2003	By:	/s/ Dan O. Dinges

Dan O. Dinges Chairman, President and Chief Executive Officer (Principal Executive Officer)

October 29, 2003	By:	/s/ Scott C. Schroeder

Scott C. Schroeder Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2003	By:	/s/ Henry C. Smyth

Henry C. Smyth Vice President, Controller and Treasurer (Principal Accounting Officer)