Form 10-K/A
period 2003-12-31
CABOT OIL & GAS CORP
filed 2004-08-09
CIK 858470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

CABOT OIL & GAS CORPORATION

AMENDMENT NO. 1 TO THE 2003 ANNUAL REPORT ON FORM 10-K/A

Explanatory Note

This Amendment No. 1 to annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend the Company’s annual report on Form 10-K for the year ended December 31, 2003, which was filed with the SEC on February 18, 2004 (“Original Form 10-K”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of items 6, 8 and 9A of Part II and item 15 of Part IV, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

In August 2004 we determined that deferred tax assets and liabilities associated with current and non-current assets and liabilities that had historically been classified in long-term deferred income taxes should instead be classified as current and non-current deferred tax assets and liabilities based on the classification of the related asset and liability for financial reporting purposes. Accordingly, we have revised our consolidated balance sheet to reflect this change in classification. The net effect of these revisions on the Company’s balance sheets at December 31, 2003 and 2002 was an increase to current assets, non-current assets, total assets, current liabilities, long-term deferred income taxes and total liabilities and stockholders’ equity. Such revisions had no impact on our Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders’ Equity or Consolidated Statement of Comprehensive Income.

The significant effects of the revisions on our consolidated balance sheets from the amounts previously reported are summarized in the following tables (in thousands of dollars):

	As of December 31, 2003
Balance Sheet Line Item	Previously Reported	As Restated	Increase
Deferred Income Taxes - Current Assets	$—	$21,935	$21,935
Total Current Assets	$121,396	$143,331	$21,935

Deferred Income Taxes - Non-Current Assets	$—	$8,920	$8,920
Total Assets	$1,024,201	$1,055,056	$30,855

Deferred Income Taxes - Current Liabilities (1)	$—	$1,826	$1,826
Total Current Liabilities	$154,701	$156,527	$1,826

Deferred Income Taxes - Non-Current Liabilities	$179,926	$208,955	$29,029
Total Liabilities and Stockholders’ Equity	$1,024,201	$1,055,056	$30,855

(1)	This amount has been reported as an accrued liability on the Consolidated Balance Sheet.

	As of December 31, 2002
Balance Sheet Line Item	Previously Reported	As Restated	Increase
Deferred Income Taxes - Current Assets	$—	$14,263	$14,263
Total Current Assets	$92,162	$106,425	$14,263

Deferred Income Taxes - Non-Current Assets	$—	$15,755	$15,755
Total Assets	$1,070,929	$1,100,947	$30,018

Deferred Income Taxes - Current Liabilities (1)	$—	$602	$602
Total Current Liabilities	$120,931	$121,533	$602

Deferred Income Taxes - Non-Current Liabilities	$200,207	$229,623	$29,416
Total Liabilities and Stockholders’ Equity	$1,070,929	$1,100,947	$30,018

(1)	This amount has been reported as an accrued liability on the Consolidated Balance Sheet.

This amendment does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. These statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results of future drilling and marketing activity, future production and costs, and other factors detailed in this document and in our other Securities and Exchange Commission filings. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this document.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

The following table summarizes selected consolidated financial data for Cabot Oil & Gas for the periods indicated. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes.

	Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2003	2002	2001	2000	1999
Income Statement Data
Operating Revenues	$509,391	$353,756	$447,042	$368,651	$294,037
Income from Operations	66,587	49,088	95,366	64,817	39,498
Net Income Available to Common Stockholders	21,132	16,103	47,084	29,221	5,117

Basic Earnings per Share	$0.66	$0.51	$1.56	$1.07	$0.21

Dividends per Common Share	$0.16	$0.16	$0.16	$0.16	$0.16

Balance Sheet Data
Properties and Equipment, Net	$895,955	$971,754	$981,338	$623,174	$590,301
Total Assets (1)	1,055,056	1,100,947	1,092,810	776,353	706,887
Long-Term Debt	270,000	365,000	393,000	253,000	277,000
Stockholders’ Equity	365,197	350,657	346,552	242,505	186,496

(1)	Restated to reflect the revision of deferred income taxes. See Note 2 to the Consolidated Financial Statements for further discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Cabot Oil & Gas Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cabot Oil & Gas Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations, their cash flows and their comprehensive income for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheets to correct the classification of its deferred tax assets and liabilities.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2004, except for Note 2 as to which the date is August 6, 2004

CABOT OIL & GAS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
NET OPERATING REVENUES
Natural Gas Production	$322,556	$221,101	$301,671
Brokered Natural Gas	95,816	58,729	90,710
Crude Oil and Condensate	81,040	67,548	47,544
Other	9,979	6,378	7,117

	509,391	353,756	447,042
OPERATING EXPENSES
Brokered Natural Gas Cost	86,162	53,007	87,785
Direct Operations - Field and Pipeline	50,399	50,047	41,217
Exploration	58,119	40,167	71,165
Depreciation, Depletion and Amortization	94,903	96,512	80,619
Impairment of Unproved Properties	9,348	9,348	7,803
Impairment of Long-Lived Assets (Note 15)	93,796	2,720	6,852
General and Administrative	25,112	28,377	27,920
Taxes Other Than Income	37,138	24,734	28,341

	454,977	304,912	351,702
Gain on Sale of Assets	12,173	244	26

INCOME FROM OPERATIONS	66,587	49,088	95,366
Interest Expense and Other	23,545	25,311	20,817

Income Before Income Taxes	43,042	23,777	74,549
Income Tax Expense	15,063	7,674	27,465

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	27,979	16,103	47,084
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX (Note 13)	(6,847)	—	—

NET INCOME	$21,132	$16,103	$47,084

Basic Earnings Per Share - Before Accounting Change	$0.87	$0.51	$1.56
Diluted Earnings Per Share - Before Accounting Change	$0.87	$0.50	$1.53
Basic Loss Per Share - Accounting Change	$(0.21)	$—	$—
Diluted Loss Per Share - Accounting Change	$(0.21)	$—	$—
Basic Earnings Per Share	$0.66	$0.51	$1.56
Diluted Earnings Per Share	$0.65	$0.50	$1.53

Average Common Shares Outstanding	32,050	31,737	30,276
Diluted Common Shares	32,290	32,076	30,684

The accompanying notes are an intergral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 31,
	2003	2002
	Restated	Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$724	$1,602
Accounts Receivable	87,425	70,028
Inventories	18,241	15,252
Deferred Income Taxes	21,935	14,263
Other	15,006	5,280

Total Current Assets	143,331	106,425
Properties and Equipment, Net (Successful Efforts Method)	895,955	971,754
Deferred Income Taxes	8,920	15,755
Other Assets	6,850	7,013

	$1,055,056	$1,100,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$84,943	$72,619
Accrued Liabilities	71,584	48,914

Total Current Liabilities	156,527	121,533
Long-Term Debt	270,000	365,000
Deferred Income Taxes	208,955	229,623
Other Liabilities	54,377	34,134
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common Stock:
Authorized — 80,000,000 Shares of $.10 Par Value Issued and Outstanding — 32,538,255 Shares and 32,133,118 Shares in 2003 and 2002, Respectively	3,254	3,213
Additional Paid-in Capital	361,699	353,093
Retained Earnings	27,763	11,674
Accumulated Other Comprehensive Loss	(23,135)	(12,939)
Less Treasury Stock, at Cost:
302,600 Shares in 2003 and 2002	(4,384)	(4,384)

Total Stockholders’ Equity	365,197	350,657

	$1,055,056	$1,100,947

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

The accompanying notes are an intergral part of these consolidated financial statements.

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

Prior to the adoption of SFAS 143 on January 1, 2003, future estimated plug and abandonment costs were accrued over the productive life of certain oil and gas properties when the residual value of well equipment was not sufficient to cover the plug and abandonment liability. The accrued liability for plug and abandonment costs was included in accumulated depreciation, depletion and amortization. As a component of accumulated depreciation, depletion and amortization, future plug and abandonment costs were $17.1 million at December 31, 2002 and $14.4 million at December 31, 2001. The total estimated liability to plug and abandon all wells was $53.0 million at December 31, 2002 and $50.8 million at December 31, 2001, excluding the residual value of well equipment. See Note 13, “Adoption of SFAS 143, Accounting for Asset Retirement Obligations”, for additional information.

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

Revenue Recognition and Gas Imbalances

The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. A natural gas imbalance liability is recorded in other liabilities in the consolidated balance sheet if the Company’s excess takes of natural gas exceed its estimated remaining proved reserves for these properties. See Note 4 for a listing of the Company’s liabilities for the current year ended.

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

When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on the sale or settlement of the underlying item. For example, in the case of natural gas price hedges, the gain or loss is reflected in natural gas revenue. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized currently in the results of operations to the extent the market value changes in the derivative have not been offset by the effects of the price changes on the hedged item since the inception of the hedge. See Note 12, Financial Instruments, for further discussion.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2003	2002	2001
Compensation Expense in Net Income, as reported (1)	$1,001	$2,326	$1,078
Weighted Average Value per Option Granted During the Period (2)	$6.77	$6.23	$8.61

Assumptions
Stock Price Volatility	35.3%	35.8%	34.9%
Risk Free Rate of Return	2.5%	3.9%	4.7%
Dividend Rate (per year)	$0.16	$0.16	$0.16
Expected Term (in years)	4	4	4

(1)	Compensation expense is defined as expense related to the vesting of stock grants, net of tax. Compensation expense in 2002 includes $1.7 million related to the acceleration of stock awards due to the retirement of an executive.
(2)	Calculated using the Black Scholes fair value based method.

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

2. Restatement of Financial Statements

In August 2004 we determined that deferred tax assets and liabilities associated with current and non-current assets and liabilities that had historically been classified in long-term deferred income taxes should instead be classified as current and non-current deferred tax assets and liabilities based on the classification of the related asset and liability for financial reporting purposes. Accordingly, we have revised our consolidated balance sheet to reflect this change in classification. Such revisions had no impact on our Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders’ Equity or Consolidated Statement of Comprehensive Income.

The significant effects of the revisions on our consolidated balance sheets from the amounts previously reported are summarized in the following tables (in thousands of dollars):

	As of December 31, 2003
Balance Sheet Line Item	Previously Reported	As Restated
Deferred Income Taxes - Current Assets	$—	$21,935
Total Current Assets	$121,396	$143,331

Deferred Income Taxes - Non-Current Assets	$—	$8,920
Total Assets	$1,024,201	$1,055,056

Deferred Income Taxes - Current Liabilities (1)	$—	$1,826
Total Current Liabilities	$154,701	$156,527

Deferred Income Taxes - Non-Current Liabilities	$179,926	$208,955
Total Liabilities and Stockholders’ Equity	$1,024,201	$1,055,056

(1)	This amount has been reported as an accrued liability on the Consolidated Balance Sheet.

	As of December 31, 2002
Balance Sheet Line Item	Previously Reported	As Restated
Deferred Income Taxes - Current Assets	$—	$14,263
Total Current Assets	$92,162	$106,425

Deferred Income Taxes - Non-Current Assets	$—	$15,775
Total Assets	$1,070,929	$1,100,947

Deferred Income Taxes - Current Liabilities (1)	$—	$602
Total Current Liabilities	$120,931	$121,533

Deferred Income Taxes - Non-Current Liabilities	$200,207	$229,623
Total Liabilities and Stockholders’ Equity	$1,070,929	$1,100,947

(1)	This amount has been reported as an accrued liability on the Consolidated Balance Sheet.

3. Properties and Equipment

Properties and equipment are comprised of the following:

	December 31,
	2003	2002
	(In Thousands)
Unproved Oil and Gas Properties	$86,918	$76,959
Proved Oil and Gas Properties	1,469,751	1,459,240
Gathering and Pipeline Systems	146,909	137,137
Land, Building and Improvements	4,758	4,884
Other	28,658	29,457

	1,736,994	1,707,677
Accumulated Depreciation, Depletion and Amortization	(841,039)	(735,923)

	$895,955	$971,754

During 2003 the Company divested of certain non-strategic assets. These assets include properties in Pennsylvania that were sold for $16.1 million, and resulted in a gain of $6.9 million. Additionally, the Company divested of a water treatment facility in the amount of $3.4 million, which resulted in a gain of $2.5 million.

Prior to the adoption of SFAS 143 on January 1, 2003, future estimated plug and abandonment costs were accrued over the productive life of certain oil and gas properties when the residual value of well equipment was not sufficient to cover the plug and abandonment liability. The accrued liability for plug and abandonment costs was included in Accumulated Depreciation, Depletion and Amortization. Total future plug and abandonment costs of $17.1 million and $1.1 million, recorded at December 31, 2002, have been reclassified from Accumulated Depreciation, Depletion and Amortization and Other Accrued Liabilities, respectively, to Other Long-Term Liabilities due to the adoption of SFAS 143. These reclassifications were made to conform to the current period presentation. See Note 13 for additional discussion regarding the adoption of SFAS 143.

4. ADDITIONAL BALANCE SHEET INFORMATION

    Certain balance sheet amounts are comprised of the following:

	December 31,
	2003	2002
	(In Thousands)
Accounts Receivable
Trade Accounts	$79,439	$65,796
Joint Interest Accounts	13,312	6,601
Current Income Tax Receivable	—	2,479
Other Accounts	81	619

	92,832	75,495
Allowance for Doubtful Accounts	(5,407)	(5,467)

	$87,425	$70,028

Other Current Assets
Commodity Hedging Contracts - SFAS 133	$1,152	$634
Drilling Advances	6,443	558
Prepaid Balances	4,325	2,131
Other Accounts	3,086	1,957

	$15,006	$5,280

Accounts Payable
Trade Accounts	$11,872	$12,358
Natural Gas Purchases	5,751	6,058
Royalty and Other Owners	28,001	20,254
Capital Costs	21,964	13,900
Taxes Other Than Income	3,280	3,076
Drilling Advances	5,721	7,254
Wellhead Gas Imbalances	2,085	2,817
Other Accounts	6,269	6,902

	$84,943	$72,619

Accrued Liabilities
Employee Benefits	$9,105	$8,751
Taxes Other Than Income	13,359	9,887
Interest Payable	6,368	7,076
Commodity Hedging Contracts - SFAS 133	36,582	20,680
Deferred Income Taxes (Restated)	1,826	602
Other Accounts	4,344	1,918

	$71,584	$48,914

Other Liabilities
Postretirement Benefits Other Than Pension	$2,132	$1,843
Accrued Pension Cost	6,232	8,486
Commodity Hedging Contracts - FAS 133	3,051	—
Accrued Plugging and Abandonment Liability	36,848	18,151
Taxes Other Than Income and Other	6,114	5,654

	$54,377	$34,134

5. Inventories

Inventories are comprised of the following:

	December 31,
(In thousands)	2003	2002
Natural Gas and Oil in Storage	$15,191	$11,519
Tubular Goods and Well Equipment	3,367	3,334
Pipeline Exchange Balances	(317)	399

	$18,241	$15,252

Natural gas and oil in storage is valued at average cost. Tubular goods and well equipment is valued at historical cost. All inventory balances are carried at the lower of cost or market.

6. Debt and Credit Agreements

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

7. Employee Benefit Plans

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

8. Income Taxes

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

The tax effects of temporary differences that resulted in significant portions of the deferred tax liabilities and deferred tax assets as of December 31 were as follows:

(In thousands)	2003	2002
	Restated	Restated
Deferred Tax Liabilities
Property, Plant and Equipment	$208,955	$229,623
Items Accrued for Financial Reporting Purposes	1,826	602

Deferred Tax Assets
Alternative Minimum Tax Credit Carryforwards	—	12,083
Net Operating Loss Carryforwards	725	746
Items Accrued for Financial Reporting Purposes	11,679	9,182
Other Comprehensive Income	18,451	8,007

	30,855	30,018

Net Deferred Tax Liabilities	$179,926	$200,207

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

9. Commitments and Contingencies

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

10. Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Year Ended December 31,
(In thousands)	2003	2002	2001
Interest	$18,298	$25,112	$16,295
Income Taxes	$19,267	$266	$14,395

For the year ended December 31, 2003, the Company recorded a benefit of $2.7 million for a tax deduction taken due to employee stock option exercises.

11. Capital Stock

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

12. Financial Instruments

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

At December 31, 2003, the Company had open natural gas price collar contracts covering our 2004 and 2005 production as follows:

	Natural Gas Price Collars
Contract Period	Volume in Mmcf	Weighted Average Ceiling / Floor	Unrealized Loss (In Thousands)
As of December 31, 2003
Natural Gas Price Collars on Production in:
First Quarter 2004	8,835	$6.55 / $5.36
Second Quarter 2004	4,672	$5.75 / $4.41
Third Quarter 2004	4,723	$5.75 / $4.41
Fourth Quarter 2004	4,723	$5.75 / $4.41

Full Year 2004	22,953	$6.06 / $4.78	$7,447

First Quarter 2005	826	$5.45 / $4.90
Second Quarter 2005	836	$5.45 / $4.90
Third Quarter 2005	845	$5.45 / $4.90
Fourth Quarter 2005	845	$5.45 / $4.90

Full Year 2005	3,352	$5.45 /$4.90	$767

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

13. Adoption of SFAS 143, “Accounting for Asset Retirement Obligations”

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

14. Other Revenue

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

15. Acquisition of Cody Company

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

The following unaudited pro forma condensed income statement information for the year ended December 31, 2001 has been prepared to give effect to the Cody acquisition as if it had occurred on January 1, 2001

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

16. Earnings per Common Share

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

Standardized Measure is as follows:

	Year Ended December 31,
(In thousands)	2003(1)	2002(1)	2001(1)
Future Cash Inflows	$6,742,214	$5,236,349	$3,107,668
Future Production Costs	(1,390,398)	(1,137,615)	(823,988)
Future Development Costs	(310,923)	(284,165)	(266,833)

Future Net Cash Flows Before Income Taxes	5,040,893	3,814,569	2,016,847
10% Annual Discount for Estimated Timing of Cash Flows	(2,844,855)	(2,098,669)	(1,065,747)

Standardized Measure of Discounted Future Net Cash Flows Before Income Taxes	2,196,038	1,715,900	951,100
Future Income Tax Expenses, Net of 10% Annual Discount (2)	(716,630)	(460,547)	(185,074)

Standardized Measure of Discounted Future Net Cash Flows	$1,479,408	$1,255,353	$766,026

(1)	Includes the future cash inflows, production costs and development costs, as well as the tax basis, related to the properties.
(2)	Future income taxes before discount were $1,800,519, $1,195,082, and $558,085 for the years ended December 31, 2003, 2002, and 2001, respectively.

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In thousands)	2003	2002	2001
Beginning of Year	$1,255,353	$766,026	$2,409,832
Discoveries and Extensions, Net of Related Future Costs	235,079	112,269	100,084
Net Changes in Prices and Production Costs (1)	475,026	703,874	(2,545,349)
Accretion of Discount	171,590	95,110	353,625
Revisions of Previous Quantity Estimates, Timing and Other	(35,691)	51,944	(358,134)
Development Costs Incurred	27,529	20,516	26,158
Sales and Transfers, Net of Production Costs	(330,800)	(216,555)	(280,682)
Net Purchases (Sales) of Reserves in Place	(62,596)	(2,357)	119,149
Net Change in Income Taxes	(256,082)	(275,474)	941,343

End of Year	$1,479,408	$1,255,353	$766,026

CABOT OIL & GAS CORPORATION

SELECTED DATA (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2003
Operating Revenues	$135,916	$126,756	$125,471	$121,248	$509,391
Impairment of Long-Lived Assets	87,926	—	5,870	—	93,796
Operating Income	(46,691)	34,850	43,630	34,798	66,587
Net Income (Loss) (1)	(39,223)	17,904	23,220	19,231	21,132
Basic Earnings per Share (1)	$(1.23)	$0.56	$0.73	$0.60	$0.66
Diluted Earnings per Share (1)	$(1.23)	$0.55	$0.73	$0.60	$0.65

2002
Operating Revenues	$75,073	$89,584	$85,549	$103,550	$353,756
Impairment of Long-Lived Assets	1,063	—	—	1,657	2,720
Operating Income (Loss)	4,996	9,850	15,111	19,131	49,088
Net Income (Loss)	(798)	2,121	6,125	8,655	16,103
Basic Earnings per Share	$(0.03)	$0.07	$0.19	$0.27	$0.51
Diluted Earnings per Share	$(0.03)	$0.07	$0.19	$0.27	$0.50

(1)	Net income reported in Form 10-Q as of September 30, 2003 has been revised to reflect the reversal of the adoption of SFAS 150. This reversal resulted in an increase of $0.6 million or $0.02 per common and diluted share for the three months then ended.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

In August 2004 we determined that deferred tax assets and liabilities associated with current and non-current assets and liabilities that had historically been classified in long-term deferred income taxes should instead be classified as current and non-current deferred tax assets and liabilities based on the classification of the related asset and liability for financial reporting purposes. We identified this deficiency and we brought it to the attention of our audit committee and auditors promptly. Accordingly, in this Form 10-K/A we revised our consolidated balance sheets at December 31, 2003 and 2002 to reflect the reclassification of deferred income taxes. We believe we have addressed this deficiency as we have implemented internal controls surrounding the calculation and review of deferred income tax classification to enhance our ability to comply with all appropriate tax and related accounting issues.

There have been no significant changes in the Company’s internal controls, other than those related to deferred income taxes, or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A. INDEX

1. Consolidated Financial Statements

See Index on page 6.

2. Financial Statement Schedules

None.

3. Exhibits

The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (Registration Statement No. 33-32553).

3.2	Amended and Restated Bylaws of the Company amended September 6, 2001 (Form 10-K for 2001).

3.3	Certificate of Amendment of Certificate of Incorporation (Form 8-K for July 2, 2002).

3.4	Certificate of Increase of Shares Designated Series A Junior Participating Preferred Stock (Form 8-K for July 2, 2002).

4.1	Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).

4.2	Certificate of Designation for Series A Junior Participating Preferred Stock (Form 10-K for 1994).

4.3	Rights Agreement dated as of March 28, 1991, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock (Form 8-A, File No. 1-10477).

(a) Amendment No. 1 to the Rights Agreement dated February 24, 1994 (Form 10-K for 1994).

(b) Amendment No. 2 to the Rights Agreement dated December 8, 2000 (Form 8-K for December 21, 2000).

4.4	Certificate of Designation for 6% Convertible Redeemable Preferred Stock (Form 10-K for 1994).

4.5	Amended and Restated Credit Agreement dated as of May 30, 1995, among the Company, Morgan Guaranty Trust Company, as agent and the banks named therein.

(a) Amendment No. 1 to Credit Agreement dated September 15, 1995 (Form 10-K for 1995).

(b) Amendment No. 2 to Credit Agreement dated December 24, 1996 (Form 10-K for 1996).

4.7	Note Purchase Agreement dated November 14, 1997, among the Company and the purchasers named therein (Form 10-K for 1997).

4.8	Note Purchase Agreement dated as of July 26, 2001 among Cabot Oil & Gas Corporation and the Purchasers listed therein (Form 8-K for August 30, 2001).

4.9	Credit Agreement dated as of October 28, 2002 among the Company, the Banks Parties Hereto and Fleet National Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2002).

10.1	Supplemental Executive Retirement Agreement between the Company and Charles P. Siess, Jr. (Form 10-K for 1995).

10.2	Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 2001).

10.3	Letter Agreement dated January 11, 1990, between Morgan Guaranty Trust Company of New York and the Company (Registration Statement No. 33-32553).

10.4	Form of Annual Target Cash Incentive Plan of the Company (Registration Statement No. 33-32553).

Exhibit Number	Description
10.5	Form of Incentive Stock Option Plan of the Company (Registration Statement No. 33-32553).

(a) First Amendment to the Incentive Stock Option Plan (Post-Effective Amendment No. 1 to S-8 dated April 26, 1993).

10.6	Form of Stock Subscription Agreement between the Company and certain executive officers and directors of the Company (Registration Statement No. 33-32553).

10.7	Transaction Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).

10.8	Tax Sharing Agreement between Cabot Corporation and the Company dated February 1, 1991 (Registration Statement No. 33-37455).

10.9	Amendment Agreement (amending the Transaction Agreement and the Tax Sharing Agreement) dated March 25, 1991 (incorporated by reference from Cabot Corporation’s Schedule 13E-4, Am. No. 6, File No. 5-30636).

10.10	Savings Investment Plan & Trust Agreement of the Company (Form 10-K for 1991).

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

(b) Closing Agreement dated August 16, 2001 (Form 8-K for August 30, 2001).

10.25	Employment Agreement between the Company and Dan O. Dinges dated August 29, 2001 (Form 10-K for 2001).

Exhibit Number	Description
21.1	Subsidiaries of Cabot Oil & Gas Corporation.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Miller and Lents, Ltd.

23.3	Consent of Brown, Drew & Massey, LLP

28.1	Miller and Lents, Ltd. Review Letter

31.1	302 Certification – Chairman, President and Chief Executive Officer

31.2	302 Certification – Vice President and Chief Financial Officer

32.1	906 Certification

B. REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 9th of August 2004.

CABOT OIL & GAS CORPORATION

By:	/s/ Dan O. Dinges
Dan O. Dinges
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dan O. Dinges Dan O. Dinges	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 9, 2004

/s/ Scott C. Schroeder Scott C. Schroeder	Vice President, Chief Financial Officer (Principal Financial Officer)	August 9, 2004

/s/ Henry C. Smyth Henry C. Smyth	Vice President, Controller and Treasurer (Principal Accounting Officer)	August 9, 2004

/s/ Robert F. Bailey Robert F. Bailey	Director	August 9, 2004

/s/ John G. L. Cabot John G. L. Cabot	Director	August 9, 2004

/s/ James G. Floyd James G. Floyd	Director	August 9, 2004

/s/ Robert Kelley Robert Kelley	Director	August 9, 2004

/s/ C. Wayne Nance C. Wayne Nance	Director	August 9, 2004

/s/ P. Dexter Peacock P. Dexter Peacock	Director	August 9, 2004

/s/ William P. Vititoe William P. Vititoe	Director	August 9, 2004