Form 10-Q/A
period 2004-03-31
CABOT OIL & GAS CORP
filed 2004-08-09
CIK 858470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

CABOT OIL & GAS CORPORATION

AMENDMENT NO. 1 TO THE MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-Q/A

Explanatory Note

This Amendment No. 1 to the March 31, 2004 quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, which was filed with the SEC on April 30, 2004 (“Original Form 10-Q”). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of items 1 and 4 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

In August 2004 we determined that deferred tax assets and liabilities associated with current and non-current assets and liabilities that had historically been classified in long-term deferred income taxes should instead be classified as current and non-current deferred tax assets and liabilities based on the classification of the related asset and liability for financial reporting purposes. Accordingly, we have revised our consolidated balance sheet to reflect this change in classification. The net effect of these revisions on the Company’s balance sheet at March 31, 2004 was an increase to current assets, non-current assets, total assets, current liabilities, long-term deferred income taxes and total liabilities and stockholders’ equity. Such revisions had no impact on our Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders’ Equity or Consolidated Statement of Comprehensive Income.

The significant effects of the revisions on our consolidated balance sheet from the amounts previously reported are summarized in the following table (in thousands of dollars):

	As of March 31, 2004		Increase
Balance Sheet Line Item	Previously Reported	As Restated
Deferred Income Taxes - Current Assets	$—	$30,233	$30,233
Total Current Assets	$148,539	$178,772	$30,233

Deferred Income Taxes - Non-Current Assets	$—	$10,896	$10,896
Total Assets	$1,065,241	$1,106,370	$41,129

Deferred Income Taxes - Current Liabilities (1)	$—	$1,520	$1,520
Total Current Liabilities	$184,581	$186,101	$1,520

Deferred Income Taxes - Non-Current Liabilities	$175,685	$215,294	$39,609
Total Liabilities and Stockholders’ Equity	$1,065,241	$1,106,370	$41,129

(1)	This amount has been reported as an accrued liability on the Consolidated Balance Sheet.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
NET OPERATING REVENUES
Natural Gas Production	$90,379	$77,710
Brokered Natural Gas	31,559	31,850
Crude Oil and Condensate	12,767	23,093
Other	1,899	3,263

	136,604	135,916
OPERATING EXPENSES
Brokered Natural Gas Cost	28,721	28,261
Direct Operations - Field and Pipeline	12,078	10,926
Exploration	16,144	13,391
Depreciation, Depletion and Amortization	24,229	23,507
Impairment of Unproved Properties	2,583	2,337
Impairment of Long-Lived Assets (Note 3)	—	87,926
General and Administrative	6,716	6,595
Taxes Other Than Income	10,102	10,224

	100,573	183,167
Gain on Sale of Assets	59	560

INCOME (LOSS) FROM OPERATIONS	36,090	(46,691)
Interest Expense and Other	5,377	5,625

Income (Loss) Before Income Taxes	30,713	(52,316)
Income Tax Expense (Benefit)	11,702	(19,940)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	19,011	(32,376)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 10)	—	(6,847)

NET INCOME (LOSS)	$19,011	$(39,223)

Basic Earnings (Loss) Per Share - Before Accounting Change	$0.59	$(1.02)
Diluted Earnings (Loss) Per Share - Before Accounting Change	$0.58	$(1.02)
Basic Loss Per Share - Accounting Change	$—	$(0.21)
Diluted Loss Per Share - Accounting Change	$—	$(0.21)
Basic Earnings (Loss) Per Share	$0.59	$(1.23)
Diluted Earnings (Loss) Per Share	$0.58	$(1.23)

Average Common Shares Outstanding	32,398	31,837
Diluted Common Shares (Note 6)	32,866	31,837

The accompanying notes are an intergral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	Restated
ASSETS
Current Assets
Cash and Cash Equivalents	$51,799	$724
Accounts Receivable	72,778	87,425
Inventories	10,991	18,241
Deferred Income Taxes	30,233	21,935
Other	12,971	15,006

Total Current Assets	178,772	143,331
Properties and Equipment, Net (Successful Efforts Method)	909,929	895,955
Deferred Income Taxes	10,896	8,920
Other Assets	6,773	6,850

	$1,106,370	$1,055,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$92,157	$84,943
Accrued Liabilities	93,944	71,584

Total Current Liabilities	186,101	156,527
Long-Term Debt	270,000	270,000
Deferred Income Taxes	215,294	208,955
Other Liabilities	59,212	54,377
Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common Stock:
Authorized — 80,000,000 Shares of $.10 Par Value Issued and Outstanding — 32,793,829 Shares and 32,538,255 Shares in 2004 and 2003, Respectively	3,279	3,254
Additional Paid-in Capital	368,802	361,699
Retained Earnings	45,478	27,763
Accumulated Other Comprehensive Loss	(37,412)	(23,135)
Less Treasury Stock, at Cost: 302,600 Shares in 2004 and 2003	(4,384)	(4,384)

Total Stockholders’ Equity	375,763	365,197

	$1,106,370	$1,055,056

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

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies used in its Annual Report to Stockholders and its Report on Form 10-K/A filed with the Securities and Exchange Commission. People using financial information produced for interim periods are encouraged to refer to the footnotes in the Annual Report to Stockholders when reviewing interim financial results. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Our independent accountants have performed a review of these condensed consolidated interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Sections 7 and 11 of the Act.

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

On December 23, 2003, the FASB issued SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS 87, 88, and 106, and a revision of SFAS 132. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information must be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for 2003 calendar year financial statements. See footnote 11 for the interim disclosures.

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

The significant effects of the revisions on our consolidated balance sheet from the amounts previously reported are summarized in the following table (in thousands of dollars):

	As of March 31, 2004
Balance Sheet Line Item	Previously Reported	As Restated
Deferred Income Taxes - Current Assets	$—	$30,233
Total Current Assets	$148,539	$178,772

Deferred Income Taxes - Non-Current Assets	$—	$10,896
Total Assets	$1,065,241	$1,106,370

Deferred Income Taxes - Current Liabilities (1)	$—	$1,520
Total Current Liabilities	$184,581	$186,101

Deferred Income Taxes - Non-Current Liabilities	$175,685	$215,294
Total Liabilities and Stockholders’ Equity	$1,065,241	$1,106,370

(1)	This amount has been reported as an accrued liability on the Consolidated Balance Sheet.

3. PROPERTIES AND EQUIPMENT

Properties and equipment are comprised of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Unproved Oil and Gas Properties	$86,381	$86,918
Proved Oil and Gas Properties	1,504,723	1,469,751
Gathering and Pipeline Systems	150,027	146,909
Land, Building and Improvements	4,758	4,758
Other	29,235	28,658

	1,775,124	1,736,994
Accumulated Depreciation, Depletion and Amortization	(865,195)	(841,039)

	$909,929	$895,955

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

Total future plug and abandonment costs of $17.1 million and $1.1 million, recorded at December 31, 2002, have been reclassified from Accumulated Depreciation, Depletion and Amortization and Other Accrued Liabilities, respectively, to Other Long-Term Liabilities due to the adoption of SFAS 143 (see Note 10). These reclassifications were made to conform to the current period presentation.

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

4. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Accounts Receivable
Trade Accounts	$70,924	$79,439
Joint Interest Accounts	7,597	13,312
Other Accounts	(336)	81

	78,185	92,832
Allowance for Doubtful Accounts	(5,407)	(5,407)

	$72,778	$87,425

Inventories
Natural Gas in Storage (1)	$5,197	$14,950
Oil in Storage	316	241
Tublar Goods and Well Equipment	3,787	3,367
Pipeline Exchange Balances	1,691	(317)

	$10,991	$18,241

(1) The decline in natural gas inventory is due to an increase in gas sales from storage to meet contractual demands.

Other Current Assets
Commodity Hedging Contracts - SFAS 133	$—	$1,152
Drilling Advances	9,497	6,443
Prepaid Balances	3,269	4,325
Other Accounts	205	3,086

	$12,971	$15,006

Accounts Payable
Trade Accounts	$13,080	$11,872
Natural Gas Purchases	7,748	5,751
Royalty and Other Owners	27,920	28,001
Capital Costs	26,325	21,964
Taxes Other Than Income	4,522	3,280
Drilling Advances	3,976	5,721
Wellhead Gas Imbalances	1,877	2,085
Other Accounts	6,709	6,269

	$92,157	$84,943

Accrued Liabilities
Employee Benefits	$6,624	$9,105
Taxes Other Than Income	14,949	13,359
Interest Payable	5,046	6,368
Commodity Hedging Contracts - SFAS 133	58,124	36,582
Deferred Income Taxes	1,520 (2)	1,826
Other Accounts	7,681	4,344

	$93,944	$71,584

(2) Amount restated as of March 31, 2004.

Other Liabilities
Postretirement Benefits Other Than Pension	$2,186	$2,132
Accrued Pension Cost	7,035	6,232
Commodity Hedging Contracts - FAS 133	9,010	3,051
Accrued Plugging and Abandonment Liability	37,698	36,848
Taxes Other Than Income and Other	3,283	6,114

	$59,212	$54,377

5. LONG-TERM DEBT

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

6. EARNINGS PER SHARE

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

10. ADOPTION OF SFAS 143, “ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS”

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

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Report of Independent Registered Public Accounting Firm

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

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its consolidated balance sheet as of March 31, 2004 to correct the classification of its deferred tax assets and liabilities.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 16, 2004, except for Note 2 of such financial statements as to which the date is August 6, 2004, we expressed an unqualified opinion on those consolidated financial statements in a report that also included explanatory paragraphs referring to changes in accounting principle as discussed in Notes 1, 12 and 13 and a restatement of the consolidated balance sheets to correct the classification of deferred tax assets and liabilities as discussed in Note 2. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

April 27, 2004, except for Note 2

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

In August 2004 we determined that deferred tax assets and liabilities associated with current and non-current assets and liabilities that had historically been classified in long-term deferred income taxes should instead be classified as current and non-current deferred tax assets and liabilities based on the classification of the related asset and liability for financial reporting purposes. We identified this deficiency and we brought it to the attention of our audit committee and auditors promptly. Accordingly, in this Form 10-Q/A we revised our consolidated balance sheet at March 31, 2004 to reflect the reclassification of deferred income taxes. We believe we have addressed this deficiency as we have implemented internal controls surrounding the calculation and review of deferred income tax classification to enhance our ability to comply with all appropriate tax and related accounting issues.

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

CABOT OIL & GAS CORPORATION
(Registrant)

August 9, 2004	By:	/s/ Dan O. Dinges
Dan O. Dinges
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

August 9, 2004	By:	/s/ Scott C. Schroeder
Scott C. Schroeder
Vice President and Chief Financial Officer
(Principal Financial Officer)

August 9, 2004	By:	/s/ Henry C. Smyth
Henry C. Smyth
Vice President, Controller and Treasurer
(Principal Accounting Officer)