Form 10-Q
period 2004-09-30
CABOT OIL & GAS CORP
filed 2004-10-29
CIK 858470

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 27, 2004, there were 33,086,342 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
OPERATING REVENUES
Natural Gas Production	$96,111	$84,555	$276,518	$242,841
Brokered Natural Gas	13,224	18,709	60,411	73,929
Crude Oil and Condensate	8,514	21,455	34,833	65,098
Other	1,574	752	4,007	6,275

	119,423	125,471	375,769	388,143
OPERATING EXPENSES
Brokered Natural Gas Cost	11,627	16,602	53,944	66,402
Direct Operations - Field and Pipeline	13,297	11,271	38,489	36,022
Exploration	6,979	13,999	32,691	43,053
Depreciation, Depletion and Amortization	27,734	23,647	76,585	70,918
Impairment of Unproved Properties	3,054	2,337	8,365	7,011
Impairment of Long-Lived Assets (Note 2)	3,458	5,870	3,458	93,796
General and Administrative	9,001	5,802	25,299	18,569
Taxes Other Than Income	10,115	9,301	30,138	28,176

	85,265	88,829	268,969	363,947
Gain on Sale of Assets	120	6,988	7	7,593

INCOME FROM OPERATIONS	34,278	43,630	106,807	31,789
Interest Expense and Other	5,577	6,972	16,399	18,549

Income Before Income Taxes and Cumulative Effect of Accounting Change	28,701	36,658	90,408	13,240
Income Tax Expense	10,879	13,990	34,257	5,044

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	17,822	22,668	56,151	8,196
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 9)	—	—	—	(6,847)

NET INCOME	$17,822	$22,668	$56,151	$1,349

Basic Earnings Per Share - Before Accounting Change	$0.55	$0.70	$1.73	$0.26
Diluted Earnings Per Share - Before Accounting Change	$0.54	$0.70	$1.71	$0.25
Basic Earnings Per Share - Accounting Change	$—	$—	$—	$(0.21)
Diluted Earnings Per Share - Accounting Change	$—	$—	$—	$(0.21)
Basic Earnings Per Share	$0.55	$0.70	$1.73	$0.04
Diluted Earnings Per Share	$0.54	$0.70	$1.71	$0.04

Average Common Shares Outstanding	32,548	32,179	32,491	32,000
Diluted Common Shares (Note 5)	32,946	32,435	32,886	32,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In Thousands, Except Share Amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$24,886	$724
Accounts Receivable	74,692	87,425
Inventories	25,066	18,241
Deferred Income Taxes	37,204	21,935
Other	22,303	15,006

Total Current Assets	184,151	143,331
Properties and Equipment, Net (Successful Efforts Method)	971,358	895,955
Deferred Income Taxes	16,337	8,920
Other Assets	6,510	6,850

	$1,178,356	$1,055,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$91,712	$84,943
Accrued Liabilities	106,523	71,584

Total Current Liabilities	198,235	156,527
Long-Term Debt	270,000	270,000
Deferred Income Taxes	232,127	208,955
Other Liabilities	74,645	54,377
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common Stock:
Authorized — 80,000,000 Shares of $.10 Par Value Issued and Outstanding — 33,079,742 Shares and 32,538,255 Shares in 2004 and 2003, Respectively	3,308	3,254
Additional Paid-in Capital	378,963	361,699
Retained Earnings	80,009	27,763
Accumulated Other Comprehensive Loss	(45,815)	(23,135)
Less Treasury Stock, at Cost:
546,700 and 302,600 Shares in 2004 and 2003, Respectively	(13,116)	(4,384)

Total Stockholders’ Equity	403,349	365,197

	$1,178,356	$1,055,056

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(In Thousands)

	Nine-Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$56,151	$1,349
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative Effect of Accounting Change	—	6,847
Depletion, Depreciation and Amortization	76,585	70,918
Impairment of Unproved Properties	8,365	7,011
Impairment of Long-Lived Assets	3,458	93,796
Deferred Income Taxes	15,449	(22,176)
Gain on Sale of Assets	(7)	(7,593)
Exploration Expense	32,691	43,053
Change in Derivative Fair Value	13,295	(24)
Performance Share Compensation	3,403	—
Other	1,863	892
Changes in Assets and Liabilities:
Accounts Receivable	12,733	(8,640)
Inventories	(6,825)	(6,608)
Other Current Assets	(8,449)	(3,870)
Other Assets	341	112
Accounts Payable and Accrued Liabilities	5,175	29,893
Other Liabilities	1,701	746

Net Cash Provided by Operating Activities	215,929	205,706

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(157,747)	(85,384)
Proceeds from Sale of Assets	186	18,181
Restricted Cash	—	(15,761)
Exploration Expense	(32,691)	(43,053)

Net Cash Used by Investing Activities	(190,252)	(126,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Debt	75,000	181,000
Decrease in Debt	(75,000)	(261,000)
Sale of Common Stock Proceeds	11,123	5,851
Purchase of Treasury Stock	(8,732)	—
Dividends Paid	(3,906)	(3,755)

Net Cash Used by Financing Activities	(1,515)	(77,904)

Net Increase in Cash and Cash Equivalents	24,162	1,785
Cash and Cash Equivalents, Beginning of Period	724	2,561

Cash and Cash Equivalents, End of Period	$24,886	$4,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies used in its Annual Report to Stockholders and its Report on Form 10-K/A filed with the Securities and Exchange Commission. People using financial information produced for interim periods are encouraged to refer to the footnotes in the Form 10-K/A when reviewing interim financial results. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Our independent registered public accounting firm has performed a review of these condensed consolidated interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Sections 7 and 11 of the Act.

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

Also under consideration was whether SFAS 142 requires registrants to provide the additional disclosures for intangible assets for costs associated with mineral rights. This issue as it pertains to oil and gas companies was referred to the FASB staff, and the staff issued a proposed FASB Staff Position (“FSP”) on the matter on July 19, 2004. On September 2, 2004, the FASB issued FSP 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities,” which concluded that the scope exception in paragraph 8(b) of Statement 142 extends to the balance sheet classification and disclosure provisions for drilling and mineral rights of oil- and gas- producing entities. Therefore, there are no balance sheet reclassifications or additional disclosure requirements necessary.

In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Board directed FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the subsidy). This FSP supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and is effective for the first interim period beginning after June 15, 2004. Our current accumulated projected benefit obligation and net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The Company will continue to assess whether the benefits provided by the plan are actuarially equivalent but management does not expect the adoption of the FSP to have a material impact on operating results, financial position or cash flows of the Company.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2004	2003	2004	2003
Net Income, as reported	$17,822	$22,668	$56,151	$1,349
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(324)	(479)	(1,279)	(1,473)

Pro-Forma Net Income (Loss)	$17,498	$22,189	$54,872	$(124)

Earnings Per Share:
Basic - as reported	$0.55	$0.70	$1.73	$0.04
Basic - pro forma	$0.54	$0.69	$1.69	$—
Diluted - as reported	$0.54	$0.70	$1.71	$0.04
Diluted - pro forma	$0.53	$0.68	$1.67	$—

The assumptions used in the fair value method calculation as well as additional stock based compensation information are disclosed in the following table.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2004	2003	2004	2003
Compensation Expense in Net Income, as reported (1)	$1,544	$238	$3,474	$763
Weighted Average Value per Option Granted During the Period(2) (3)	$—	$—	$11.31	$6.77

Assumptions (3)
Stock Price Volatility	—	—	38.4%	35.3%
Risk Free Rate of Return	—	—	3.3%	2.5%
Dividend Rate (per year)	$—	$—	$0.16	$0.16
Expected Term (in years)	—	—	4	4

(1)	Compensation expense is defined as expense related to the vesting of stock grants and performance shares, net of tax.
(2)	Calculated using the Black Scholes fair value based method.
(3)	There were no stock options issued in the third quarter of 2004 or 2003.

The fair value of stock options included in the pro forma results for each of the periods presented is not necessarily indicative of future effects on Net Income and Earnings Per Share.

2. PROPERTIES AND EQUIPMENT

Properties and equipment are comprised of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Unproved Oil and Gas Properties	$93,068	$86,918
Proved Oil and Gas Properties	1,607,825	1,469,751
Gathering and Pipeline Systems	157,526	146,909
Land, Building and Improvements	4,856	4,758
Other	30,526	28,658

	1,893,801	1,736,994
Accumulated Depreciation, Depletion and Amortization	(922,443)	(841,039)

	$971,358	$895,955

During the third quarter of 2004, the Company recorded an impairment of $3.5 million. The impairment was recorded on a two-well field in south Louisiana and is due to production performance issues related to water encroachment. In the third quarter of 2003 the Company recorded a pre-tax charge of $5.9 million related to production performance matters at a field in the East region. These impairment charges were recorded due to the capitalized cost of the fields exceeding the future undiscounted cash flows. These charges are reflected in the quarterly results and were measured based on discounted cash flows utilizing a discount rate appropriate for risks associated with the related field.

As part of the 2001 Cody acquisition, we acquired an interest in certain oil and gas properties in the Kurten field, as general partner of a partnership and as an operator. We had approximately a 25% interest in the field, including a one percent interest in the partnership. Under the partnership agreement, we had the right to a reversionary working interest that would bring our ultimate interest to 50% upon the limited partner reaching payout. Based on the addition of this reversionary interest, and because the field has over a 40-year reserve life, approximately $91 million was allocated to this field under purchase accounting at the time of the acquisition. Additionally, the limited partner had the sole option to trigger a liquidation of the partnership.

Effective February 13, 2003, liquidation of the partnership commenced at the election of the limited partner. The limited partner was a financial entity and not an industry operator. Their decision to liquidate was based upon their perception that the value of their investment in the partnership had increased due to an increase in underlying commodity prices, primarily oil, since their investment in 1999. We proceeded with the liquidation to avoid having a minority interest in a non-operated water flood field for which the new operator was not designated at the time of liquidation. In connection with the liquidation, an appraisal was required to be obtained to allocate the interest in the partnership assets. Additionally, the Company was required to test the field for recoverability in accordance with FAS 144. Pursuant to the terms of the partnership agreement and based on the appraised value of the partnership assets it was not possible for us to obtain the reversionary interest as part of the liquidation. Due to the impact of the loss of the reversionary interest on future estimated net cash flows of the Kurten field, the limited partner’s decision and our decision to proceed with the liquidation, an impairment review was performed which required an after-tax impairment charge in the first quarter of 2003 of $54.4 million. This impairment charge is reflected in the 2003 Statement of Operations as an operating expense but did not impact our cash flows.

3. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Accounts Receivable
Trade Accounts	$69,303	$79,439
Joint Interest Accounts	10,035	13,312
Other Accounts	641	81

	79,979	92,832
Allowance for Doubtful Accounts	(5,287)	(5,407)

	$74,692	$87,425

Inventories
Natural Gas in Storage	$20,511	$14,950
Oil in Storage	227	241
Tublar Goods and Well Equipment	4,643	3,367
Pipeline Imbalances	(315)	(317)

	$25,066	$18,241

Other Current Assets
Derivative Contracts	$1	$1,152
Drilling Advances	8,123	6,443
Prepaid Balances	6,024	4,325
Federal Income Tax Deposit	7,910	—
Other Accounts	245	3,086

	$22,303	$15,006

Accounts Payable
Trade Accounts	$7,919	$11,872
Natural Gas Purchases	10,757	5,751
Royalty and Other Owners	28,327	28,001
Capital Costs	25,610	21,964
Taxes Other Than Income	5,615	3,280
Drilling Advances	5,245	5,721
Wellhead Gas Imbalances	1,973	2,085
Other Accounts	6,266	6,269

	$91,712	$84,943

Accrued Liabilities
Employee Benefits	$9,622	$9,105
Taxes Other Than Income	16,689	13,359
Interest Payable	5,112	6,368
Derivative Contracts	71,804	36,582
Deferred Income Taxes	1,690	1,826
Other Accounts	1,606	4,344

	$106,523	$71,584

Other Liabilities
Postretirement Benefits Other Than Pension	$2,473	$2,132
Accrued Pension Cost	8,303	6,232
Derivative Contracts	16,956	3,051
Accrued Plugging and Abandonment Liability	39,288	36,848
Other	7,625	6,114

	$74,645	$54,377

4. LONG-TERM DEBT

At September 30, 2004, the Company did not have any debt outstanding under its credit facility, which provides for an available credit line of $250 million. The available credit line is subject to adjustment from time to time on the basis of the projected present value (as determined by the bank’s petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. The revolving term under this credit facility presently ends in October 2006 and is subject to renewal.

The Company has the following debt outstanding at September 30, 2004:

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

The following is a calculation of basic and diluted weighted average shares outstanding for the three-months and nine-months ended September 30, 2004 and 2003:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2004	2003	2004	2003
Shares - basic	32,547,863	32,179,445	32,490,743	31,999,999
Dilution effect of stock options and awards at end of period	397,923	255,786	394,974	238,207

Shares - diluted	32,945,786	32,435,231	32,885,717	32,238,206

Stock awards and shares excluded from diluted earnings per share due to the anti-dilutive effect	—	998,711	—	1,027,110

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

The federal judge refused to certify a question relating to the issue of the proper calculation of damages for failure to provide certain information required by statute on overriding royalty owner check stubs that had been decided adversely to our position in a state district court letter decision in a separate case. After the federal judge’s refusal to certify this issue, the plaintiffs reduced the damages they were claiming. Based upon recent communication from the plaintiffs they are now claiming $26.4 million in total damages which consists of $20.1 million for alleged violations of the check stub reporting statute and $6.3 million for all other damages.

In the opinion of our outside counsel, Brown, Drew & Massey, LLP, the likelihood of the plaintiffs recovering $20.1 million for the check stub reporting statute is remote. However, a reserve that management believes is adequate to provide for the check stub reporting statute and all other damages has been established based on management’s estimate of the probable outcome of this case.

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

Texas Title Litigation

On January 6, 2003, the Company was served with Plaintiffs’ Second Amended Original Petition in Romeo Longoria, et al. v. Exxon Mobil Corporation, et al. in the 79th Judicial District Court of Brooks County, Texas. The plaintiffs allege that they are the rightful owners of a one-half undivided mineral interest in and to certain lands in Brooks County, Texas. As Cody Energy, LLC, the Company acquired certain leases and wells from Wynn-Crosby 1996, Ltd. in 1997 and 1998 and the Company subsequently acquired a 320 acre lease from Hector and Gloria Lopez in 2001. The plaintiffs allege that they are entitled to be declared the rightful owners of an undivided interest in the surface and minerals and all improvements on the lands on which the Company acquired these leases. The plaintiffs also assert claims for trespass to try title, action to remove a cloud on the title, failure to properly account for royalty, fraud, trespass, conversion, all for unspecified actual and exemplary damages. The original trial date of May 19, 2003 has been cancelled and a new trial date has not been set. The Company has not had the opportunity to conduct discovery in this matter. The Company estimates that production revenue from this field since its predecessor, Cody Energy, LLC, acquired title and since the Company acquired its lease is approximately $15 million. The carrying value of this property is approximately $34 million. Co-defendants Shell Oil Company and Shell Western E&P filed a motion for summary judgment seeking dismissal of plaintiffs’ causes of action on multiple grounds. The original plaintiffs’ attorneys asked permission from the Court to withdraw from the representation. The Court granted that request, and new attorneys for some, but not all of the plaintiffs have recently entered the case. The motion for summary judgment was reset and a hearing was held in December of 2003. The Company joined in the motion. After a second hearing, the Court denied the motion for summary judgment.

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

The defendants have filed a counter-claim against the Company and one of the defendants has filed a lien against Cody’s interest in the leases in the Raymondville Area. Cody contends that this lien is improper and has sought damages for its filing. Cody is vigorously prosecuting this case which is in its early stage of discovery. No trial date has been set by the court.

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

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. At September 30, 2004, the Company had 32 cash flow hedges open: 13 natural gas price collar arrangements and 19 natural gas price swap arrangements. Additionally, the Company had six crude oil financial instruments and one natural gas financial instrument that did not qualify for hedge accounting under SFAS 133. At September 30, 2004, a $70.8 million ($43.9 million net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income, along with a $88.8 million derivative liability. The change in derivative fair value for the current and prior periods has been included as a component of Natural Gas Production and Crude Oil and Condensate revenue.

From time to time the Company enters into natural gas and crude oil swap arrangements that do not qualify for hedge accounting in accordance with SFAS 133. These financial instruments are recorded at fair value at the balance sheet date. At September 30, 2004, the Company had six open crude oil swap arrangements and one natural gas swap arrangement with an unrealized net loss of $15.8 million related to the crude oil positions and an unrealized net gain of less than $0.1 million related to the natural gas position. Changes in these amounts are reflected in the respective line items of Net Operating Revenues.

Realized and unrealized gains (losses) recognized in natural gas and crude oil revenue are as follows:

	Three-Months Ended September 30,
	2004		2003
	Realized	Unrealized	Realized	Unrealized
Net Operating Revenues - (In Thousands)
Natural Gas Production	$(11,080)	$349	$(7,860)	$676
Crude Oil	(5,393)	(7,372)	(733)	542

Total	$(16,473)	$(7,023)	$(8,593)	$1,218

	Nine-Months Ended September 30,
	2004		2003
	Realized	Unrealized	Realized	Unrealized
Net Operating Revenues - (In Thousands)
Natural Gas Production	$(31,009)	$(69)	$(45,376)	$(324)
Crude Oil	(10,889)	(13,225)	(2,877)	348

Total	$(41,898)	$(13,294)	$(48,253)	$24

Assuming no change in commodity prices, after September 30, 2004 the Company would reclassify to earnings, over the next 12 months, $34.8 million in after-tax expenditures associated with commodity derivatives. This reclassification represents the net liability associated with open positions at September 30, 2004 related to remaining anticipated 2004 production and a portion of anticipated 2005 production.

8. COMPREHENSIVE INCOME

Comprehensive Income includes Net Income and certain items recorded directly to Stockholders’ Equity and classified as Other Comprehensive Income. The following table illustrates the calculation of Comprehensive Income for the nine-month periods ended September 30, 2004 and 2003:

	Nine-Months Ended September 30,
	2004		2003
	(In Thousands)
Accumulated Other Comprehensive Loss - Beginning of Period		$(23,135)		$(12,939)
Net Income	$56,151		$1,349

Other Comprehensive Income (Loss)
Reclassification Adjustment for Settled Contracts	30,159		44,479
Changes in Fair Value of Hedge Positions	(67,143)		(41,911)
Foreign Currency Translation Adjustment	337		—
Deferred Income Tax	13,967		(1,005)

Total Other Comprehensive Income (Loss)	$(22,680)	(22,680)	$1,563	1,563

Comprehensive Income	$33,471		$2,912

Accumulated Other Comprehensive Loss - End of Period		$(45,815)		$(11,376)

Deferred income tax of $14.0 million at September 30, 2004 represents the net deferred tax liability of ($11.5) million on the Reclassification Adjustment for Settled Contracts, $25.6 million on the Changes in Fair Value of Hedge Positions, and less than ($0.1) million on the Foreign Currency Translation Adjustment.

Deferred income tax of ($1.0) million at September 30, 2003 represents the net deferred tax liability of ($16.9) million on the Reclassification Adjustment for Settled Contracts and $15.9 million on the Changes in Fair Value of Hedge Positions.

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

The following table reflects the changes of the asset retirement obligations during the current period.

(In Thousands)

Carrying amount of asset retirement obligations at December 31, 2003	$36,848
Liabilities added during the current period	1,547
Liabilities settled during the current period	(523)
Current period accretion expense	1,416
Revisions to estimated cash flows	—

Carrying amount of asset retirement obligations at September 30, 2004	$39,288

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months and nine months ended September 30, 2004 and 2003 are as follows:

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Qualified and Non-Qualified Pension Plans
Current Period Service Cost	$504	$440	$1,511	$1,321
Interest Accrued on Pension Obligation	520	420	1,559	1,259
Expected Return on Plan Assets	(369)	(250)	(1,106)	(749)
Net Amortization and Deferral	41	41	124	124
Recognized Loss	203	151	608	452

Net Periodic Benefit Costs	$899	$802	$2,696	$2,407

Postretirement Benefits Other than Pension Plans
Service Cost of Benefits During the Period	$71	$66	$213	$199
Interest Cost on the Accumulated Postretirement Benefit Obligation	93	96	278	289
Recognized Gain	(31)	(39)	(92)	(116)
Amortization of Transition Obligation	165	166	496	497

Total Postretirement Benefit Cost	$298	$289	$895	$869

In 2004 the Company does not have any required minimum funding obligations. Currently, management has not determined if a discretionary funding will be made in 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the Company) as of September 30, 2004, and the related condensed consolidated statement of operations for each of the three and nine month periods ended September 30, 2004 and 2003 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
October 28, 2004

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and nine month periods ended September 30, 2004 and 2003 should be read along with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Form 10-K/A for the year ended December 31, 2003.

Overview

For the nine months ended September 30, 2004 we produced 63.5 Bcfe compared to production of 67.1 Bcfe for the comparable period of the prior year. Natural gas production was 54.2 Bcf and oil production was 1,532 Mbbls. Natural gas production increased slightly when compared to the comparable period of the prior year which had production of 53.7 Bcf. Our ability to maintain natural gas production is attributable to successful drilling efforts on properties acquired in the Cody acquisition and drilling success in the East region in 2003 and 2004 in southern West Virginia. Oil production decreased in the current period when compared to the comparable period of the prior year with 2,193 Mbbls produced in the first nine months of 2003. The decrease in oil production is primarily the result of the continued decline of the CL&F lease in south Louisiana, along with the decline in the production profile in the West region due to declines in expenditures in 2002 and 2003.

In the nine months ended September 30, 2004, we drilled 205 gross wells (190 development and 15 exploratory wells) with a success rate of 97% compared to 123 gross wells (106 development and 17 exploratory wells) with a success rate of 90% for the comparable period of the prior year. For the full year, we plan to drill 272 gross wells compared to 173 gross wells in 2003.

We had net income of $56.2 million, or $1.73 per share, for the nine months ended September 30, 2004 compared to net income of $1.3 million, or $0.04 per share, for the comparable period of the prior year. Prior year net income was substantially impacted by a non-cash impairment charge of $87.9 million (pre-tax) related to the liquidation of a limited partnership interest in the Kurten field and the cumulative effect of accounting change in the amount of $6.8 million due to the adoption of SFAS 143.

In the first nine months of 2004, natural gas prices improved over those of the same period of the prior year and our financial results reflect their impact. Our realized natural gas price was $5.10 per Mcf, or 13% higher, than the $4.53 per Mcf price realized in the same period of the prior year. These realized prices are impacted by realized gains and losses resulting from commodity derivatives. Our 2004 and 2003 natural gas prices include a realized derivative loss per Mcf of $0.57 and $0.84, respectively. Commodity prices are determined by factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGLs and crude oil prices, and therefore, cannot accurately predict revenues.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. In 2004, excluding acquisitions, we expect to spend approximately $255 million in capital and exploration expenditures. For the nine months ended September 30, 2004, $193.9 million of capital and exploration expenditures have been invested in our exploration and development efforts.

We remain focused on our strategies of concentrating our capital spending program on projects balancing acceptable risk with the strongest economics. The favorable drilling results and enhanced infrastructure in our East region in 2003 and the first nine months of 2004 are the result of the refocusing of our production growth efforts in this region. Accordingly, we have expanded our capital budget in the East. We will continue to use a portion of the cash flow from our long-lived Mid-Continent natural gas reserves to fund our exploration and development efforts in the Gulf Coast and Rocky Mountain areas. In addition, we have expanded our interest in the offshore Gulf of Mexico and Canada. Our offshore efforts are an extension of our Gulf Coast region and account for approximately 13% of our current year capital budget. Our Canadian investment is considered a long-term strategic play with a strong focus on growing these operations through our exploration efforts. In the current year we have allocated approximately six percent of our capital budget to these operations. We believe these strategies are appropriate in the current industry environment and will continue to add shareholder value over the long term.

The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. See Forward-Looking Information.

Financial Condition

Capital Resources and Liquidity

Our primary source of cash for the nine months ended September 30, 2004 was from funds generated from operations and proceeds from the sale of common stock under stock option plans. During the nine months ended September 30, 2004 we have purchased 244,100 treasury shares of Cabot stock at a weighted average purchase price of $35.77. The Company generates cash from the sale of natural gas and crude oil. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for crude oil and natural gas have historically been subject to seasonal influences characterized by peak demand and higher prices in the winter heating season. Working capital is substantially influenced by these variables. Fluctuation in cash flow may result in an increase or decrease in our capital and exploration expenditures. See Results of Operations for a review of the impact of prices and volumes on sales. Cash flows provided by operating activities were primarily used to fund exploration and development expenditures and pay dividends. See below for additional discussion and analysis of cash flow.

	Nine Months Ended September 30,
	2004	2003
Cash Flows Provided by Operating Activities	$215,929	$205,706
Cash Flows Used by Investing Activities	(190,252)	(126,017)
Cash Flows Provided (Used) by Financing Activities	(1,515)	(77,904)

Net Increase (Decrease) in Cash and Cash Equivalents	$24,162	$1,785

Operating Activities. Net cash provided by operating activities in 2004 increased $10.2 million over 2003. This increase is primarily due to higher commodity prices. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs. Average natural gas prices increased 13 percent over 2003, while crude oil prices increased six percent over the same period. Production volumes declined slightly with a five percent reduction of equivalent production in 2004 compared to 2003. While the Company believes 2005 commodity production will exceed 2004 levels, the Company is unable to predict future commodity prices, and as a result cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. The primary driver of cash used by investing activities is capital spending and exploration expense. These budgeted amounts are established based on our current estimate of future commodity prices. Due to the volatility of commodity prices the budget may be periodically adjusted during any given year. Cash flows used in investing activities increased for the nine months ended September 30, 2004 in the amount of $64.2 million due to an increase in our capital budget. The increase in our capital budget is due to an overall increase in drilling activity over the prior year as a result of higher commodity prices.

Financing Activities. Cash flows used by financing activities were $1.5 million for the nine months ended September 30, 2004. This is the result of proceeds from the exercise of stock options, offset by the purchase of treasury shares and dividend payments. Cash flows used by financing activities for the nine months ended September 30, 2003 was $77.9 million. This is substantially due to a net repayment on our revolving credit facility in the amount of $80.0 million. Cash utilized for the repayments was generated from operating cash flows.

The available credit line under our revolving credit facility, currently $250 million, is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the bank’s petroleum engineer) and other assets. At September 30, 2004, we had no outstanding balance on the facility with excess capacity totaling $250 million of the total available credit facility. The revolving term of the credit facility ends in October 2006. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including acquisitions.

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

Capitalization

Our capitalization information is as follows:

	September 30, 2004	December 31, 2003
	(In millions)
Debt	$270.0	$270.0
Stockholders’ Equity (1)	403.3	365.2

Total Capitalization	$673.3	$635.2

Debt to Capitalization (2)	40%	43%
Cash and Cash Equivalents	$24.9	$0.7

(1)	Includes common stock, net of treasury stock.
(2)	Includes the impact of the Accumulated Other Comprehensive Loss at September 30, 2004 and December 31, 2003 of $45.8 million and $23.1 million, respectively.

For the nine months ended September 30, 2004, we paid dividends of $3.9 million on our Common Stock. A regular dividend of $0.04 per share of Common Stock has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding major oil and gas property acquisitions, with cash generated from operations, and budget such capital expenditures while considering projected cash flows for the year.

The following table presents major components of capital and exploration expenditures:

	Nine Months Ended September 30,
(In millions)	2004	2003
Capital Expenditures
Drilling and Facilities	$136.3	$65.2
Leasehold Acquisitions	12.0	12.3
Pipeline and Gathering	10.1	4.5
Other	1.0	1.5

	159.4	83.5

Proved Property Acquisitions	1.8	1.1
Exploration Expense	32.7	43.1

Total	$193.9	$127.7

We continually assess the natural gas price environment and may increase or decrease the capital and exploration expenditures accordingly. See the Overview discussion for additional information regarding the current year drilling program.

Results of Operations

Third Quarters of 2004 and 2003 Compared

Net Income and Income from Operations

We reported net income in the third quarter of 2004 of $17.8 million, or $0.55 per share. During the corresponding quarter of 2003, we reported net income of $22.7 million, or $0.70 per share. Operating income decreased $9.4 million compared to the comparable period of the prior year. The decrease in current year operating income was substantially due to a decrease in a gain recognized on the sale of assets in the amount of $6.9 million, an increase in depreciation, depletion and amortization expense in the amount of $4.1 million, an increase in general and administrative expense in the amount of $3.2 million and a decrease in exploration expense in the amount of $7.0 million. The increase in depreciation, depletion and amortization is substantially due to an increase in unit of production expense primarily related to the negative reserve revisions on certain wells in south Louisiana at December 31, 2003. The increase in general and administrative expense is substantially due to incentive stock compensation charges. The decrease in exploration expense is due to our drilling success rate in the current year. See the analysis on Operating Expenses for discussion related to these changes.

Natural Gas Production Revenues

The average total company realized natural gas production sales price, including the realized impact of derivative instruments, was $5.07 per Mcf compared to $4.53 per Mcf for the comparable period of the prior year. These prices include the realized impact of derivative instruments which reduced these prices by $0.59 per Mcf in 2004 and $0.42 per Mcf in 2003. The following table excludes the unrealized gain from the change in derivative fair value of $0.3 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively. These unrealized changes in fair value have been included in the Natural Gas Production revenues line item on the Statement of Operations.

	Three Months Ended September 30,		Variance
	2004	2003	Amount	Percent
Natural Gas Production (Mmcf)
Gulf Coast	8,350	7,722	628	8%
West	5,498	5,866	(368)	(6)%
East	5,004	4,911	93	2%
Canada	37	—	37	100%

Total Company	18,889	18,499	390	2%

Natural Gas Production Sales Price ($/Mcf)
Gulf Coast	$5.26	$4.68	$0.58	12%
West	$4.68	$3.75	$0.93	25%
East	$5.19	$5.24	$(0.05)	(1)%
Canada	$4.39	$—	$4.39	100%
Total Company	$5.07	$4.53	$0.54	12%

Natural Gas Production Revenue (in thousands)
Gulf Coast	$43,902	$36,134	$7,768	21%
West	25,725	21,993	3,732	17%
East	25,975	25,752	223	1%
Canada	160	—	160	100%

Total Company	$95,762	$83,879	$11,883	14%

Price Variance Impact on Natural Gas Production Revenue
Gulf Coast	$4,825
West	5,110
East	(265)
Canada	160

Total Company	$9,830

Volume Variance Impact on Natural Gas Production Revenue
Gulf Coast	$2,943
West	(1,378)
East	488
Canada	—

Total Company	$2,053

The decrease in natural gas production in the West region is due substantially to the natural production decline in the Rocky Mountains as a result of reduced capital expenditures in 2002 and 2003. The impact of the decline in the West region was partially offset by an increase in the Gulf Coast and East regions. The increase in the Gulf Coast region is due to the results of the 2003 drilling program on properties acquired in the Cody acquisition. The increase in the East region is due to successful drilling in 2003 and 2004 in southern West Virginia. The increase in the realized natural gas price combined with an overall increase in production resulted in a net natural gas revenue increase of $11.9 million, excluding the unrealized impact of derivative instruments.

Brokered Natural Gas Revenue and Cost

	Three Months Ended September 30,		Variance
	2004	2003	Amount	Percent
Sales Price	$6.38	$4.85	$1.53	32%
Volume Brokered (Mmcf)	2,079	3,857	(1,778)	(46%)

Brokered Natural Gas Revenues (in thousands)	$13,224	$18,709	$(5,485)

Purchase Price	$5.59	$4.30	$1.29	30%
Volume Brokered (Mmcf)	2,079	3,857	(1,778)	(46%)

Brokered Natural Gas Cost (in thousands)	$11,627	$16,602	$(4,975)

Brokered Natural Gas Margin (in thousands)	$1,597	$2,107	$(510)	(24%)

Sales Price Variance Impact on Revenue	$3,169
Volume Variance Impact on Revenue	$(8,654)

	$(5,485)

Purchase Price Variance Impact on Purchases	$(2,670)
Volume Variance Impact on Purchases	$7,645

	$4,975

The decrease in brokered natural gas revenues of $5.5 million combined with the decline in brokered natural gas cost of $5.0 million resulted in a decrease to the brokered natural gas margin of $0.5 million.

Crude Oil and Condensate Revenues

The average total company realized crude oil sales price, including the realized impact of derivative instruments, was $32.03 per Bbl for the third quarter of 2004 and $28.40 for the comparable period of the prior year. These prices include the realized impact of derivative instruments which reduced these prices by $10.87 per Bbl in 2004 and $1.00 per Bbl in 2003. The following table excludes the unrealized gain (loss) from the change in derivative fair value of ($7.4) million and $0.5 million for the three-months ended September 30, 2004 and 2003, respectively. These unrealized changes in fair value have been included in the Crude Oil and Condensate revenues line item on the Statement of Operations.

	Three Months Ended September 30,		Variance
	2004	2003	Amount	Percent
Crude Oil Production (Mbbl)
Gulf Coast	450	683	(233)	(34)%
West	37	46	(9)	(20)%
East	7	7	—	—
Canada	1	—	1	100%

Total Company	495	736	(241)	(33)%

Crude Oil Sales Price ($/Bbl)
Gulf Coast	$31.01	$28.32	$2.69	10%
West	$42.85	$29.75	$13.10	44%
East	$39.64	$28.02	$11.62	41%
Canada	$36.63	$—	$36.63	100%
Total Company	$32.03	$28.40	$3.63	13%

Crude Oil Revenue (in thousands)
Gulf Coast	$13,961	$19,352	$(5,391)	(28)%
West	1,604	1,355	249	18%
East	269	206	63	30%
Canada	52	—	52	100%

Total Company	$15,886	$20,913	$(5,027)	(24)%

Price Variance Impact on Crude Oil Revenue
Gulf Coast	$1,230
West	490
East	62
Canada	52

Total Company	$1,834

Volume Variance Impact on Crude Oil Revenue
Gulf Coast	$(6,620)
West	(241)
East	—
Canada	—

Total Company	$(6,861)

The decrease in oil production is primarily the result of the continued decline of the CL&F lease in south Louisiana, along with the decline in the production profile in the West region due to declines in expenditures in 2002 and 2003. The increase in the realized crude oil price combined with the decline in production resulted in a net revenue decrease of $5.0 million, excluding the unrealized impact of derivative instruments.

Operating Expenses

Total costs and expenses from operations decreased $3.6 million in the third quarter of 2004 compared to the same quarter of 2003. The primary reasons for this fluctuation are as follows:

•	Brokered Natural Gas Cost declined in the amount of $5.0 million. See the Brokered Natural Gas Revenue and Cost analysis for additional discussion.

•	Exploration expense decreased $7.0 million primarily as a result of decrease in spending on geological and geophysical expenses and a decrease in dry hole expense in 2004. During the third quarter of 2004, we decreased our geological and geophysical expenses by $1.1 million and incurred less dry hole expense in the amount of $4.7 million. The decrease in dry hole expense is substantially due to the overall success of our drilling program.

•	Depreciation, Depletion and Amortization expense increased by $4.1 million. This increase is substantially due to an increase in unit of production expense related primarily to negative reserve revisions on certain wells in south Louisiana at December 31, 2003.

•	General and Administrative expense increased by $3.2 million. This increase is substantially due to the recognition of expense of $2.5 million related to stock compensation plans and $0.6 million of expense related to professional services provided in conjunction with Sarbanes-Oxley 404 compliance.

Interest Expense and Other

Interest expense and other decreased $1.4 million. This variance is the combination of a decrease due to a lower average level of outstanding debt during the third quarter of 2004 when compared to the corresponding period of the prior year and a decline in interest rates on the revolving credit facility.

Income Tax Expense

Income tax expense decreased $3.1 million due to a comparable decrease in our pre-tax income.

Nine Months of 2004 and 2003 Compared

Net Income and Income from Operations

We reported net income in the first nine months of 2004 of $56.2 million, or $1.73 per share. During the corresponding period of 2003, we reported net income of $1.3 million, or $0.04 per share. Operating income increased $75.0 million compared to the comparable period of the prior year. The increase in current year operating income was substantially due to a prior period non-cash impairment charge of $87.9 million, offset by a decrease in Net Operating Revenues of $12.4 million. See the analysis on Net Operating Revenues and Operating Expenses for a discussion related to these changes.

Natural Gas Production Revenues

The average total company realized natural gas production sales price, including the realized impact of derivative instruments, was $5.10 per Mcf compared to $4.53 per Mcf for the comparable period of the prior year. These prices include the realized impact of derivative instruments which reduced these prices by $0.57 per Mcf in 2004 and $0.84 per Mcf in 2003. The following table excludes the unrealized loss from the change in derivative fair value of $0.1 million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. These unrealized changes in fair value have been included in the Natural Gas Production revenues line item on the Statement of Operations.

	Nine Months Ended September 30,		Variance
	2004	2003	Amount	Percent
Natural Gas Production (Mmcf)
Gulf Coast	23,626	21,833	1,793	8%
West	16,280	17,958	(1,678)	(9)%
East	14,283	13,939	344	2%
Canada	37	—	37	100%

Total Company	54,226	53,730	496	1%

Natural Gas Production Sales Price ($/Mcf)
Gulf Coast	$5.17	$4.83	$0.34	7%
West	$4.72	$3.65	$1.07	29%
East	$5.41	$5.17	$0.24	5%
Canada	$4.39	$—	$4.39	100%
Total Company	$5.10	$4.53	$0.57	13%

Natural Gas Production Revenue (in thousands)
Gulf Coast	$122,257	$105,522	$16,735	16%
West	76,846	65,606	11,240	17%
East	77,323	72,037	5,286	7%
Canada	161	—	161	100%

Total Company	$276,587	$243,165	$33,422	14%

Price Variance Impact on Natural Gas Production Revenue
Gulf Coast	$8,071
West	17,369
East	3,507
Canada	161

Total Company	$29,108

Volume Variance Impact on Natural Gas Production Revenue
Gulf Coast	$8,664
West	(6,129)
East	1,779
Canada	—

Total Company	$4,314

The decrease in natural gas production in the West region is due substantially to the natural production decline in the Rocky Mountains as a result of reduced capital expenditures in 2003 and 2002. The impact of the decline in the West region was partially offset by an increase in the Gulf Coast and East regions. The increase in the Gulf Coast region is due to successful drilling efforts on properties acquired in the Cody acquisition. The increase in the East region is due to successful drilling in 2003 and 2004 in southern West Virginia. The increase in the realized natural gas price combined with an overall increase in production resulted in a net revenue increase of $33.4 million, excluding the unrealized impact of derivative instruments.

Brokered Natural Gas Revenue and Cost

	Nine Months Ended September 30,		Variance
	2004	2003	Amount	Percent
Sales Price	$6.24	$5.16	$1.08	21%
Volume Brokered	9,683	14,318	(4,635)	(32)%

Brokered Natural Gas Revenues	$60,411	$73,929	$(13,518)

Purchase Price	$5.57	$4.64	$0.93	20%
Volume Brokered	9,683	14,318	(4,635)	(32)%

Brokered Natural Gas Cost	$53,944	$66,402	$(12,458)

Brokered Natural Gas Margin (in thousands)	$6,467	$7,527	$(1,060)	(14)%

Sales Price Variance Impact on Revenue	$10,459
Volume Variance Impact on Revenue	(23,977)

	$(13,518)

Purchase Price Variance Impact on Purchases	$(9,006)
Volume Variance Impact on Purchases	21,464

	$12,458

The decrease in brokered natural gas revenues of $13.5 million combined with the decline in brokered natural gas cost of $12.5 million resulted in a decrease to the brokered natural gas margin of $1.1 million.

Crude Oil and Condensate Revenues

The average total company realized crude oil sales price, including the realized impact of derivative instruments, was $31.36 per Bbl for the first nine months of 2004 and $29.53 for the comparable period of the prior year. These prices include the realized impact of derivative instruments which reduced these prices by $7.11 per Bbl in 2004 and $1.31 per Bbl in 2003. The following table excludes the unrealized gain (loss) from the change in derivative fair value of ($13.2) million and $0.3 million for the nine months ended September 30, 2004 and 2003, respectively. These unrealized changes in fair value have been included in the Crude Oil and Condensate revenues line item on the Statement of Operations.

	Nine Months Ended September 30,		Variance
	2004	2003	Amount	Percent
Crude Oil Production (Mbbl)
Gulf Coast	1,391	2,027	(636)	(31)%
West	120	146	(26)	(18)%
East	20	20	—	0%
Canada	1	—	1	100%

Total Company	1,532	2,193	(661)	(30)%

Crude Oil Sales Price ($/Bbl)
Gulf Coast	$30.71	$29.50	$1.21	4%
West	$38.06	$30.07	$7.99	27%
East	$35.99	$28.67	$7.32	26%
Canada	$36.63	$—	$36.63	100%
Total Company	$31.36	$29.53	$1.83	6%

Crude Oil Revenue (in thousands)
Gulf Coast	$42,705	$59,784	$(17,079)	(29)%
West	4,568	4,390	178	4%
East	733	576	157	27%
Canada	52	—	52	100%

Total Company	$48,058	$64,750	$(16,692)	(26)%

Price Variance Impact on Crude Oil Revenue
Gulf Coast	$1,689
West	959
East	157
Canada	52

Total Company	$2,857

Volume Variance Impact on Crude Oil Revenue
Gulf Coast	$(18,768)
West	(781)
East	—
Canada	—

Total Company	$(19,549)

The decrease in oil production is primarily the result of the continued decline of the CL&F lease in south Louisiana, along with the decline in the production profile in the West region due to declines in expenditures in 2002 and 2003. The increase in the realized crude oil price combined with the decline in production resulted in a net revenue decrease of $16.7 million, excluding the unrealized impact of derivative instruments.

Other Net Operating Revenues

Other operating revenues decreased $2.1 million. This change is substantially due to a decline in gas transportation revenue of $2.4 million, offset by an increase in plant revenue in the amount of $0.4 million.

Operating Expenses

Total costs and expenses from operations decreased $95.0 million in the first nine months of 2004 compared to the same period of the prior year. The primary reasons for this fluctuation are as follows:

•	Brokered Natural Gas Cost declined in the amount of $12.5 million. See the Brokered Natural Gas Revenue and Cost analysis for additional discussion.

•	Exploration expense decreased $10.4 million primarily as a result of a decrease in dry hole expense in 2004 in the amount of $8.8 million and a decrease in geophysical and geological expense in the amount of $1.6 million.

•	Depreciation, Depletion and Amortization increased $5.7 million. This increase is due to an increase in unit of production expense. This increase is primarily due to negative reserve revisions on certain wells in south Louisiana at December 31, 2003.

•	Impairment of Long-Lived Assets expense decreased $90.3 million. This decrease is substantially related to the liquidation of a limited partnership interest in the Kurten field. See Note 2 of the consolidated financial statements for additional discussion.

•	General and Administrative expense increased by $6.7 million. This increase is due to the recognition of expense of $5.6 million related to stock compensation plans and $1.5 million of expense related to professional services provided in conjunction with Sarbanes-Oxley compliance.

Interest Expense and Other

Interest expense decreased $2.2 million. This variance is the combination of a decrease due to a lower average level of outstanding debt during the first nine months of 2004 when compared to the corresponding period of the prior year and a decline in interest rates on the revolving credit facility.

Income Tax Expense

Income tax expense increased $29.2 million due to a comparable increase in our pre-tax income.

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

Also under consideration was whether SFAS 142 requires registrants to provide the additional disclosures for intangible assets for costs associated with mineral rights. This issue as it pertains to oil and gas companies was referred to the FASB staff, and the staff issued a proposed FASB Staff Position (“FSP”) on the matter on July 19, 2004. On September 2, 2004, the FASB issued FSP 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities,” which concluded that the scope exception in paragraph 8(b) of Statement 142 extends to the balance sheet classification and disclosure provisions for drilling and mineral rights of oil- and gas- producing entities. Therefore, there are no balance sheet reclassifications or additional disclosure requirements necessary.

In May 2004, the FASB issued FSP No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Board directed FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act (the subsidy). This FSP supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” and is effective for the first interim period beginning after June 15, 2004. Our current accumulated projected benefit obligation and net periodic postretirement benefit cost does not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The Company will continue to assess whether the benefits provided by the plan are actuarially equivalent but management does not expect the adoption of the FSP to have a material impact on operating results, financial position or cash flows of the Company.

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

Hedges on Production – Swaps

From time to time, we enter into natural gas and crude oil swap agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under these price swaps, we receive a fixed price on a notional quantity of natural gas and crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. Under our Revolving Credit Agreement, which had no borrowings outstanding at September 30, 2004, the aggregate level of commodity hedging must not exceed 80% of the anticipated future equivalent production during the period covered by the hedges. During the first nine months of 2004, natural gas price swaps covered 22,391 Mmcf of our gas production, fixing the sales price of this gas at an average of $5.06 per Mcf.

At September 30, 2004, we had open natural gas price swap contracts covering our 2004 and 2005 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted Average Contract Price	Unrealized Loss (In thousands)
Natural Gas Price Swaps on Production in:
Fourth Quarter 2004	7,226	4.99

Three Months Ended December 31, 2004	7,226	$4.99	$16,025

First Quarter 2005	5,069	$5.14
Second Quarter 2005	5,125	5.14
Third Quarter 2005	5,181	5.14
Fourth Quarter 2005	5,181	5.14

Full Year 2005	20,556	$5.14	$41,569

From time to time the Company enters into natural gas and crude oil derivative arrangements that do not qualify for hedge accounting under SFAS 133. These financial instruments are recorded at fair value at the balance sheet date. At September 30, 2004, the Company had six open crude oil swap arrangements and one natural gas swap arrangement with an unrealized net loss of $15.8 million related to the crude oil positions and an unrealized net gain of less than $0.1 million related to the natural gas position. Changes in these amounts are reflected in the respective line items of Net Operating Revenues.

Hedges on Production – Options

From time to time, we enter into natural gas and crude oil collar agreements with counterparties to hedge price risk associated with a portion of our production. These derivatives are not held for trading purposes. Under the collar arrangements, if the index price rises above the ceiling price, we pay the counterparty. If the index falls below the floor price, the counterparty pays us. During the first nine months of 2004, natural gas price collars covered 18,230 Mmcf of our gas production, with a weighted average floor of $4.87 per Mcf and a weighted average ceiling of $6.14 per Mcf.

At September 30, 2004, we had open natural gas price collar contracts covering our 2004 and 2005 production as follows:

	Natural Gas Price Collars
Contract Period	Volume in Mmcf	Weighted Average Ceiling /Floor	Unrealized Loss (In thousands)
Natural Gas Price Collars on Production in:
Fourth Quarter 2004	4,723	$5.75 / $4.41

Three Months Ended December 31, 2004	4,723	$5.75 / $4.41	$5,859

First Quarter 2005	4,156	$8.66 / $5.77
Second Quarter 2005	3,367	$8.38 / $5.30
Third Quarter 2005	3,404	$8.38 / $5.30
Fourth Quarter 2005	3,404	$8.38 / $5.30

Full Year 2005	14,331	$8.46 / $5.44	$9,485

At September 30, 2004, we have no open crude oil price collar arrangements to cover our 2004 or 2005 production.

We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in the future market prices of energy commodities. See Forward-Looking Information.

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

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2004	—	$—	—
August 2004	86,000	$39.42	86,000	1,453,300
September 2004	—	$—

Total	86,000

(1)	On August 13, 1998, the Company announced that its Board of Directors (“Board”) authorized the repurchase of two million shares of the Company’s stock in the open market or in negotiated transactions. All purchases executed have been through open market transactions. There is no expiration date associated with the authorization to repurchase securities of the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

15.1	-	Awareness letter of PricewaterhouseCoopers LLP

23.1	-	Consent of Brown, Drew & Massey, LLP

31.1	-	302 Certification - Chairman, President and Chief Executive Officer

31.2	-	302 Certification - Vice President and Chief Financial Officer

32.1	-	906 Certification

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

October 28, 2004	By:	/s/ Dan O. Dinges
Dan O. Dinges
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

October 28, 2004	By:	/s/ Scott C. Schroeder
Scott C. Schroeder
Vice President and Chief Financial Officer
(Principal Financial Officer)

October 28, 2004	By:	/s/ Henry C. Smyth
Henry C. Smyth
Vice President, Controller and Treasurer
(Principal Accounting Officer)