Form 10-Q
period 2007-09-30
CABOT OIL & GAS CORP
filed 2007-10-29
CIK 858470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

As of October 24, 2007, there were 97,097,573 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
OPERATING REVENUES
Natural Gas Production	$140,300	$140,261	$431,178	$436,931
Brokered Natural Gas	15,179	17,075	66,357	67,389
Crude Oil and Condensate	15,084	26,435	39,289	80,283
Other	285	973	1,429	5,703

	170,848	184,744	538,253	590,306
OPERATING EXPENSES
Brokered Natural Gas Cost	13,223	15,282	57,973	59,924
Direct Operations - Field and Pipeline	20,996	19,893	57,131	55,478
Exploration	8,766	13,561	21,243	39,972
Depreciation, Depletion and Amortization	37,744	32,088	105,401	96,815
Impairment of Unproved Properties	5,841	3,826	16,150	11,289
Impairment of Oil & Gas Properties (Note 2)	4,614	—	4,614	—
General and Administrative	9,715	10,715	40,960	38,482
Taxes Other Than Income	14,379	14,366	42,123	44,439

	115,278	109,731	345,595	346,399
Gain / (Loss) on Sale of Assets	(49)	229,733	12,293	229,944

INCOME FROM OPERATIONS	55,521	304,746	204,951	473,851
Interest Expense and Other	3,921	6,978	11,464	19,151

Income Before Income Taxes	51,600	297,768	193,487	454,700
Income Tax Expense	16,147	108,748	68,111	165,651

NET INCOME	$35,453	$189,020	$125,376	$289,049

Basic Earnings Per Share	$0.37	$1.96	$1.29	$2.98
Diluted Earnings Per Share	$0.36	$1.92	$1.28	$2.92

Weighted Average Common Shares Outstanding	97,068	96,459	96,899	97,097
Diluted Common Shares (Note 5)	98,439	98,324	98,122	99,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	$14,451	$41,854
Accounts Receivable, Net	82,845	116,546
Income Taxes Receivable	17,650	24,512
Inventories	36,202	32,997
Deferred Income Taxes	7,995	9,386
Derivative Contracts (Note 7)	27,411	81,982
Other Current Assets	11,281	8,405

Total Current Assets	197,835	315,682
Properties and Equipment, Net (Successful Efforts Method) (Note 2)	1,810,023	1,480,201
Deferred Income Taxes	36,213	30,912
Other Assets	33,175	7,696

	$2,077,246	$1,834,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$152,453	$147,680
Current Portion of Long-Term Debt	20,000	20,000
Deferred Income Taxes	11,289	31,962
Income Taxes Payable	4,179	9,282
Accrued Liabilities	35,744	42,103

Total Current Liabilities	223,665	251,027
Long-Term Liability for Pension Benefits (Note 10)	9,233	7,219
Long-Term Liability for Postretirement Benefits (Note 10)	19,599	18,204
Long-Term Debt (Note 4)	295,000	220,000
Deferred Income Taxes	424,267	347,430
Other Liabilities	53,698	45,413
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common Stock:
Authorized — 120,000,000 Shares of $0.10 Par Value in 2007 and 2006, respectively
Issued and Outstanding — 102,296,678 Shares and 101,418,220 Shares in 2007 and 2006, respectively	10,230	10,142
Additional Paid-in Capital	431,679	417,995
Retained Earnings	683,214	565,591
Accumulated Other Comprehensive Income (Note 8)	12,351	37,160
Less Treasury Stock, at Cost:
5,204,700 Shares in both 2007 and 2006	(85,690)	(85,690)

Total Stockholders’ Equity	1,051,784	945,198

	$2,077,246	$1,834,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$125,376	$289,049
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	105,401	96,815
Impairment of Unproved Properties	16,150	11,289
Impairment of Oil & Gas Properties	4,614	—
Deferred Income Tax Expense	66,930	31,514
Gain on Sale of Assets	(12,293)	(229,944)
Exploration Expense	21,243	39,972
Stock-Based Compensation Expense and Other	13,543	12,262
Changes in Assets and Liabilities:
Accounts Receivable, Net	33,701	51,851
Income Taxes Receivable	251	12,239
Inventories	(3,205)	(16,504)
Other Current Assets	(2,876)	(3,447)
Other Assets	(24,510)	(438)
Accounts Payable and Accrued Liabilities	(33,570)	(34,137)
Income Taxes Payable	8,364	95,278
Other Liabilities	16,297	6,007
Stock-Based Compensation Tax Benefit	(6,857)	(5,756)

Net Cash Provided by Operating Activities	328,559	356,050

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(416,963)	(344,620)
Proceeds from Sale of Assets	5,826	322,987
Exploration Expense	(21,243)	(39,972)

Net Cash Used in Investing Activities	(432,380)	(61,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Debt	85,000	195,000
Decrease in Debt	(10,000)	(135,000)
Sale of Common Stock Proceeds	2,314	3,620
Stock-Based Compensation Tax Benefit	6,857	5,756
Purchase of Treasury Stock	—	(46,492)
Dividends Paid	(7,753)	(5,832)

Net Cash Provided by Financing Activities	76,418	17,052

Net (Decrease) / Increase in Cash and Cash Equivalents	(27,403)	311,497
Cash and Cash Equivalents, Beginning of Period	41,854	10,626

Cash and Cash Equivalents, End of Period	$14,451	$322,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

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

On February 23, 2007, the Board of Directors declared a 2-for-1 split of the Company’s common stock in the form of a stock distribution. The stock dividend was distributed on March 30, 2007 to stockholders of record on March 16, 2007. All common stock accounts and per share data have been retroactively adjusted to give effect to the 2-for-1 split of the Company’s common stock. The effect on the December 31, 2006 Balance Sheet was a reduction to Additional Paid-in Capital and an increase to Common Stock of $5.1 million.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” While there was no impact upon adoption on January 1, 2007, the Company made an adjustment to net interest expense of $1.0 million during the first nine months of 2007 for incremental interest expense that is more likely not payable than payable. For further information regarding the adoption of FIN 48, please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of this Statement is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of the Statement apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating what impact, if any, SFAS No. 159 will have on its financial position or results of operations.

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

2.	PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2007	December 31, 2006
Unproved Oil and Gas Properties	$113,279	$114,108
Proved Oil and Gas Properties	2,503,136	2,109,045
Gathering and Pipeline Systems	223,758	205,473
Land, Building and Improvements	5,051	4,976
Other	35,992	34,067

	2,881,216	2,467,669
Accumulated Depreciation, Depletion and Amortization	(1,071,193)	(987,468)

	$1,810,023	$1,480,201

At September 30, 2007, the Company did not have any capitalized suspended well costs that have been capitalized for greater than one year after drilling.

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

During the third quarter of 2007, the Company recorded an impairment of approximately $4.6 million on the Castor field in Bienville Parish, Louisiana in the Gulf Coast region resulting from two non-commercial development completions. This impairment charge was recorded due to the capitalized cost of the fields exceeding the future undiscounted cash flows. This charge has been reflected in the quarterly results and was measured based on discounted cash flows utilizing a discount rate appropriate for risks associated with the related field. There were no impairments of proved oil and gas properties during the nine months ended September 30, 2006.

Disposition of Assets

On September 29, 2006, the Company substantially completed the sale of its offshore portfolio and certain south Louisiana properties to Phoenix Exploration Company LP for a gross sales price of $340.0 million. The Company received approximately $333.3 million in net proceeds from the sale. In addition to the net gain of $231.2 million ($144.5 million, net of tax) recorded for the year ended December 31, 2006, the Company recorded a net gain of $12.3 million ($7.7 million, net of tax) in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007, which included cash proceeds of $5.8 million received in the first quarter of 2007, $2.1 million in purchase price adjustments and $4.4 million that had been deferred until legal title to certain properties could be assigned.

3.	ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2007	December 31, 2006
ACCOUNTS RECEIVABLE, NET
Trade Accounts	$71,496	$102,023
Joint Interest Accounts	15,691	18,574
Other Accounts	110	501

	87,297	121,098
Allowance for Doubtful Accounts	(4,452)	(4,552)

	$82,845	$116,546

INVENTORIES
Natural Gas and Oil in Storage	$28,969	$22,717
Tubular Goods and Well Equipment	6,725	7,680
Pipeline Imbalances	508	2,600

	$36,202	$32,997

OTHER CURRENT ASSETS
Drilling Advances	$1,043	$651
Prepaid Balances	9,900	7,416
Other Accounts	338	338

	$11,281	$8,405

ACCOUNTS PAYABLE
Trade Accounts	$10,149	$28,569
Natural Gas Purchases	9,221	8,356
Royalty and Other Owners	31,391	37,230
Capital Costs	85,315	59,524
Taxes Other Than Income	4,757	4,805
Drilling Advances	2,252	1,506
Wellhead Gas Imbalances	3,251	2,288
Other Accounts	6,117	5,402

	$152,453	$147,680

ACCRUED LIABILITIES
Employee Benefits	$11,601	$13,575
Current Liability for Pension Benefits	67	67
Current Liability for Postretirement Benefits	577	577
Taxes Other Than Income	15,051	15,696
Interest Payable	4,422	5,995
Other Accounts	4,026	6,193

	$35,744	$42,103

OTHER LIABILITIES
Rabbi Trust Deferred Compensation Plan	$15,587	$6,077
Accrued Plugging and Abandonment Liability	24,156	22,655
Other Accounts	13,955	16,681

	$53,698	$45,413

4.	LONG-TERM DEBT

At September 30, 2007, the Company had $85 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 6.1%. The credit facility provides for an available credit line of $250 million, which can be expanded up to $350 million, either with the existing banks or new banks. The term of the credit facility expires in December 2009. The credit facility is unsecured. The available credit line is subject to adjustment from time to time on the basis of the projected present value (as determined by the banks’ petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. While the Company does not expect a reduction in the available credit line, in the event that it is adjusted below the outstanding level of borrowings, the Company has a period of six months either to reduce its outstanding debt to the adjusted credit line available with a requirement to provide additional borrowing base assets or to pay down one-sixth of the excess during each of the six months.

In addition to borrowings under the credit facility, the Company had the following debt outstanding at September 30, 2007:

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

The Company believes it is in compliance in all material respects with its debt covenants.

5.	EARNINGS PER SHARE

Basic Earnings per Share (EPS) is computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is similarly calculated except that the denominator is increased using the treasury stock method to reflect the potential dilution that could occur if stock options and stock awards outstanding at the end of the applicable period were exercised for common stock.

The following is a calculation of basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-Average Shares - Basic	97,067,586	96,459,378	96,898,663	97,096,978
Dilution Effect of Stock Options and Awards at End of Period	1,371,747	1,864,520	1,223,609	1,919,262

Weighted-Average Shares - Diluted	98,439,333	98,323,898	98,122,272	99,016,240

Weighted-Average Stock Awards and Shares Excluded from Diluted Earnings per Share due to the Anti-Dilutive Effect	143,613	—	331,996	—

6.	COMMITMENTS AND CONTINGENCIES

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

West Virginia Royalty Litigation

In December 2001, the Company was sued by two royalty owners in West Virginia state court for an unspecified amount of damages. The plaintiffs requested class certification and alleged that the Company failed to pay royalty based upon the wholesale market value of the gas, that the Company had taken improper deductions from the royalty and that it failed to properly inform royalty owners of the deductions. The plaintiffs also claimed that they are entitled to a 1/8th royalty share of the gas sales contract settlement that the Company reached with Columbia Gas Transmission Corporation in 1995 bankruptcy proceedings. The Court entered an order on June 1, 2005 granting the motion for class certification.

The parties have reached a tentative settlement, pursuant to which the Company will pay $11.6 million to the class members. The Company and the class members also agreed in the tentative settlement to a methodology for payment of future royalties and the reporting format such methodology will take. The tentative settlement is not final or binding until approved by the Court. A hearing for final approval of the settlement is tentatively scheduled for December 18, 2007. A reserve has been established that management believes is adequate based on its estimate of the probable outcome of this case.

Commitment and Contingency Reserves

The Company has established reserves for certain legal proceedings. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur approximately $7.8 million of additional loss with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.

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

Firm Gas Transportation Agreements

The Company has incurred, and will incur over the next several years, demand charges on firm gas transportation agreements. The agreements provide firm transportation capacity rights on pipeline systems in Canada, the West region and the East region. The remaining terms on these agreements range from less than one year to 20 years and require the Company to pay transportation demand charges regardless of the amount of pipeline capacity utilized by the Company.

The amount of demand charges on firm gas transportation agreements decreased in the first nine months of 2007 by approximately $1.8 million from the amount previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. For further information on these future obligations, please refer to Note 7 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006.

Drilling Rig Commitments

In its Annual Report on Form 10-K for the year ended December 31, 2006, the Company disclosed that it had commitments on seven drilling rigs under contract in the Gulf Coast and that one of these rigs had not yet been delivered. This rig was delivered in April 2007. As of September 30, 2007, the total commitment decreased by $0.2 million in the aggregate from the amount disclosed in the Annual Report on Form 10-K (decreased by $5.7 million in 2007, increased by $0.1 million in 2008 and increased by $5.4 million in 2009). For further information on these future obligations, please refer to Note 7 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. Under the Company’s revolving credit agreement, the aggregate level of commodity hedging must not exceed 100% of the anticipated future equivalent production during the period covered by these cash flow hedges. At September 30, 2007, the Company had 25 cash flow hedges open: 23 natural gas price collar arrangements and two crude oil collar arrangements. At September 30, 2007, a $26.9 million ($16.8 million, net of tax) unrealized gain was recorded in Accumulated Other Comprehensive Income, along with a $27.4 million short-term derivative receivable, a $1.1 million short-term derivative liability (included within Accrued Liabilities on the Balance Sheet), a $1.0 million long-term derivative receivable (included within Other Assets on the Balance Sheet) and a $0.4 million long-term derivative liability (included within Other Liabilities on the Balance Sheet). The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income. The ineffective portion, if any, of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, is recorded currently in earnings as a component of Natural Gas Production and Crude Oil and Condensate Revenue, as appropriate. During the first nine months of 2007 and 2006, there was no ineffectiveness recorded in the Condensed Consolidated Statement of Operations.

Assuming no change in commodity prices, after September 30, 2007 the Company would expect to reclassify to the Condensed Consolidated Statement of Operations, over the next 12 months, $16.4 million in after-tax income associated with commodity hedges. This reclassification represents the net short-term receivable associated with open positions currently not reflected in earnings at September 30, 2007 related to anticipated 2007 and 2008 production.

During the first nine months of 2007, the Company entered into four new natural gas collar contracts and one new crude oil collar contract covering a portion of its 2008 production. As of September 30, 2007, natural gas price collars for the full 2008 year will cover 13,018 Mmcf of production at a weighted average floor of $8.01 per Mcf and a weighted average ceiling of $10.28 per Mcf. As of September 30, 2007, the crude oil price collar for the full 2008 year will cover 366 Mbbls of production at a floor of $60.00 per Bbl and a ceiling of $80.00 per Bbl.

8.	COMPREHENSIVE INCOME

Comprehensive Income includes Net Income and certain items recorded directly to Stockholders’ Equity and classified as Accumulated Other Comprehensive Income. The following table illustrates the calculation of Comprehensive Income for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,					Nine Months Ended September 30,
(In thousands)	2007			2006		2007			2006
Accumulated Other Comprehensive
Income / (Loss) - Beginning of Period			$14,051		$15,330			$37,160		$(15,115)
Net Income		$35,453		$189,020			$125,376		$289,049
Other Comprehensive Income / (Loss):
Reclassification Adjustment for Settled Contracts, net of taxes of $10,917, $3,242, $22,598 and $6,523, respectively		(17,966)		(5,290)			(37,186)		(10,643)
Changes in Fair Value of Hedge Positions, net of taxes of $(7,144), $(18,913), $(2,035) and $(40,292), respectively		11,756		30,859			2,699		65,740
Defined Benefit Pension and Postretirement Plans:
Amortization of Net Obligation at Transition, net of taxes of $(60) and $(179)	$98					$295
Amortization of Prior Service Cost, net of taxes of $(103) and $(310)	170					510
Amortization of Net Loss, net of taxes of $(122) and $(364)	200					598

Total Defined Benefit Pension and Postretirement Plans, net of taxes of $(285), $ -, $(853) and $ -, respectively	468	468		—		1,403	1,403		—
Foreign Currency Translation Adjustment, net of taxes of $(2,456), $38, $(5,029) and $(525), respectively		4,042		(60)			8,275		857

Total Other Comprehensive Income / (Loss)		(1,700)	(1,700)	25,509	25,509		(24,809)	(24,809)	55,954	55,954

Comprehensive Income		$33,753		$214,529			$100,567		$345,003

Accumulated Other Comprehensive Income - End of Period			$12,351		$40,839			$12,351		$40,839

Changes in the components of accumulated other comprehensive income, net of taxes, for the nine months ended September 30, 2007 were as follows:

Accumulated Other Comprehensive Income (In thousands)	Net Gains / (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2006	$51,239	$(14,168)	$89	$37,160

Net change in unrealized gains on cash flow hedges, net of taxes of $20,563	(34,487)	—	—	(34,487)
Net change in defined benefit pension and postretirement plans, net of taxes of $(853)	—	1,403	—	1,403
Change in foreign currency translation adjustment, net of taxes of $(5,029)	—	—	8,275	8,275

Balance at September 30, 2007	$16,752	$(12,765)	$8,364	$12,351

9.	ASSET RETIREMENT OBLIGATIONS

The following table reflects the changes in the asset retirement obligations during the nine months ended September 30, 2007:

(In thousands)
Carrying amount of asset retirement obligations at December 31, 2006	$22,655
Liabilities added during the current period	1,159
Liabilities settled and divested during the current period	(432)
Current period accretion expense	774

Carrying amount of asset retirement obligations at September 30, 2007	$24,156

Accretion expense was $0.8 million and $1.1 million, respectively, for the nine months ended September 30, 2007 and 2006 and is included within Depreciation, Depletion and Amortization expense on the Company’s Condensed Consolidated Statement of Operations.

10.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Qualified and Non-Qualified Pension Plans
Current Period Service Cost	$733	$680	$2,199	$2,040
Interest Cost	692	583	2,076	1,749
Expected Return on Plan Assets	(754)	(521)	(2,262)	(1,473)
Amortization of Prior Service Cost	36	44	108	132
Amortization of Net Loss	272	303	816	909

Net Periodic Pension Cost	$979	$1,089	$2,937	$3,357

Postretirement Benefits Other than Pension Plans
Current Period Service Cost	$211	$197	$646	$591
Interest Cost	273	219	812	658
Plan Termination Gain	—	(21)	—	(64)
Amortization of Net Loss	55	8	152	24
Amortization of Prior Service Cost	238	238	714	714
Amortization of Net Obligation at Transition	158	158	474	474

Total Postretirement Benefit Cost	$935	$799	$2,798	$2,397

Employer Contributions

The funding levels of the pension and postretirement plans are in compliance with standards set by applicable law or regulation. The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute less than $0.1 million to its non-qualified pension plan and approximately $0.6 million to the postretirement benefit plan during 2007. It is anticipated that these contributions will be made in the fourth quarter of 2007. The Company does not have any required minimum funding obligations for its qualified pension plan in 2007. Subsequent to September 30, 2007, the Company determined that a $5 million contribution to the qualified pension plan would be made in the fourth quarter of 2007.

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

Stock-Based Compensation Expense

Compensation expense charged against income for stock-based awards during the first nine months of 2007 and 2006 was $12.7 million and $12.2 million, pre-tax, respectively, and is included in General and Administrative Expense in the Condensed Consolidated Statement of Operations. Of this expense, $1.9 million and $3.2 million were incurred during the third quarters of 2007 and 2006, respectively.

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

During the first nine months of 2007, there were 51,500 shares of restricted stock granted with a grant date per share value of $32.89. These awards vest at the end of a three year service period commencing in July 2007. Compensation expense recorded for all unvested restricted stock awards for the first nine months of 2007 and 2006 was $2.6 million and $4.8 million, respectively. Included in 2007 and 2006 restricted stock expense was $0.1 million and $0.5 million, respectively, related to the immediate expensing of shares granted to retirement-eligible employees.

Restricted Stock Units

Restricted stock units are granted from time to time to non-employee directors of the Company. The fair value of these units is measured at the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are paid out when the director ceases to be a director of the Company.

During the first nine months of 2007, 24,654 restricted stock units were granted with a grant date per share value of $35.49. The compensation cost, which reflects the total fair value of these units, recorded in the first quarter of 2007 was $0.9 million. During the second quarter of 2006, the Company recorded $0.9 million of expense related to restricted stock units.

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

During the first nine months of 2007, there were no stock options granted. Compensation expense recorded during the first nine months of 2007 and 2006 for amortization of stock options was $0.1 million and $0.2 million, respectively.

Stock Appreciation Rights

During the first nine months of 2007, the Compensation Committee granted 107,200 SARs to employees. These awards allow the employee to receive any intrinsic value over the $35.22 grant date fair market value that may result from the price appreciation on a set number of common shares during the contractual term of seven years. All of these awards have graded-vesting features and will vest over a service period of three years, with one-third of the award becoming exercisable each year on the anniversary date of the grant. As these SARs are paid out in stock, rather than in cash, the Company calculates the fair value in the same manner as stock options, by using a Black-Scholes model.

The assumptions used in the Black-Scholes fair value calculation for SARs are as follows:

Nine Months Ended September 30, 2007
Weighted-Average Value per Stock Appreciation Right Granted During the Period (1)	$11.26
Assumptions
Stock Price Volatility	32.6%
Risk Free Rate of Return	4.6%
Expected Dividend	0.2%
Expected Term (in years)	4.0

(1)	Calculated using the Black-Scholes fair value based method.

Compensation expense recorded during the first nine months of 2007 and 2006 for SARs was $1.3 million and $0.7 million, respectively. Included in the 2007 amount was $0.5 million related to the immediate expensing of shares granted to retirement-eligible employees.

Performance Share Awards

During 2007, the Compensation Committee granted three types of performance share awards to employees for a total of 387,100 performance shares. The performance period for two of these awards commences on January 1, 2007 and ends December 31, 2009. Both of these types of awards vest at the end of the three year performance period.

Awards totaling 98,200 performance shares are earned, or not earned, based on the comparative performance of the Company’s common stock measured against sixteen other companies in the Company’s peer group over a three year performance period. The grant date per share value of the equity portion of this award was $30.72. Depending on the Company’s performance, employees may receive the aggregate of up to 100% of the fair market value of a share of common stock payable in common stock plus up to 100% of the fair market value of a share of common stock payable in cash.

Awards totaling 196,500 performance shares are earned, or not earned, based on the Company’s internal performance metrics rather than a peer group. The grant date per share value of this award was $35.22. These awards represent the right to receive up to 100% of the award in shares of common stock. The actual number of shares issued at the end of the performance period will be determined based on the Company’s performance against three performance criteria set by the Company’s Compensation Committee. An employee will earn one-third of the award granted for each internal performance metric that the Company meets at the end of the performance period. These performance criteria measure the Company’s average production, average finding costs and average reserve replacement over three years. Based on the Company’s probability assessment at September 30, 2007, it is currently considered probable that these three criteria will be met.

The third performance share award, totaling 92,400 performance shares, with a grant date per share value of $35.22, has a three-year graded vesting schedule, vesting one-third on each anniversary date following the date of grant, provided that the Company has positive operating income for the year preceding the vesting date. If the Company does not have positive operating income for the year preceding a vesting date, then the portions of the performance shares that would have vested on that date will be forfeited. As of September 30, 2007, it is considered probable that this performance metric will be met.

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

The following assumptions were used as of September 30, 2007 for the Monte Carlo model to value the liability component of the peer group measured performance share awards. The equity portion of the award has already been valued on the date of grant using the Monte Carlo model and this portion was not marked to market.

As of September 30, 2007
Risk Free Rate of Return	4.0% - 4.9%
Stock Price Volatility	33.7%
Correlation in Stock Price Movement	90%
Expected Dividend	0.3%

The liability component for all outstanding market condition performance share awards ranged from $6.98 to $27.38 at September 30, 2007. The long-term liability for all market condition performance share awards, included in Other Liabilities in the Condensed Consolidated Balance Sheet, at September 30, 2007 and 2006 was $1.9 million and $1.6 million, respectively. The short-term liability, included in Accrued Liabilities in the Condensed Consolidated Balance Sheet, at September 30, 2007 and 2006, for certain market condition performance share awards was $4.1 million and $0.4 million, respectively.

Total compensation cost recognized for both the equity and liability components of all performance share awards during the nine months ended September 30, 2007 and 2006 was $7.7 million and $5.6 million, respectively.

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

The Company recognizes accrued interest related to uncertain tax positions in Interest Expense and Other and accrued penalties in General and Administrative expense in the Condensed Consolidated Statement of Operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $0.9 million for interest. During the first nine months of 2007, the Company reversed this liability and recorded interest receivable of $0.1 million. This resulted in an adjustment to net interest expense of $1.0 million. As of September 30, 2007, the Company determined that no accrual for penalties was appropriate.

As of January 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $1.0 million. This amount, if recognized, would not affect the effective tax rate. As of September 30, 2007, it is reasonably possible that the 2001-2004 years currently pending before the IRS Appeals Division will be settled within the next twelve months. Discussions are ongoing with the taxing authorities regarding these years. The amounts recorded reflect the Company’s best estimate as to the ultimate resolution of these matters. For the nine months ended September 30, 2007, the unrecognized tax benefit increased by $1.4 million. The amount of unrecognized tax benefits, if recognized, would not have a significant impact on the effective tax rate.

It is possible that the amount of unrecognized tax benefits will change in the next twelve months. The Company does not expect that a change would have a significant impact on its results of operations, financial position or cash flows.

The U.S. federal statute of limitations remains open for years 2001 and onward. State income tax returns are generally subject to examination for a period of three to four years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by state authorities in major jurisdictions include Texas and West Virginia (2001 onward). The Company is not currently under examination, nor has it been notified of an upcoming examination, by West Virginia. The Company has been audited by Texas for report years through 2006. The audits were resolved successfully and no material adjustments were needed.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the Company) as of September 30, 2007, the related condensed consolidated statement of operations for each of the three and nine month periods ended September 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 29, 2007

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and nine month periods ended September 30, 2007 and 2006 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

Operating revenues for the nine months ended September 30, 2007 decreased by $52.0 million, or nine percent, from the nine months ended September 30, 2006 due to decreased equivalent production resulting from the disposition of our offshore portfolio and certain south Louisiana properties to a third party, which was substantially completed in the third quarter of 2006 (the 2006 south Louisiana and offshore properties sale), which accounted for approximately 9.0 Bcf of natural gas production and 705 Mbbls of crude oil production sold in the nine months ended September 30, 2006, and, to a lesser extent, decreased realized commodity prices. Natural gas revenues decreased by $5.7 million, or one percent, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease is due to a decrease in natural gas production as a result of the 2006 south Louisiana and offshore properties sale, as well as a slight decrease in realized prices. Oil revenues decreased by $41.0 million, or 51%, for the first nine months of 2007 as compared to the first nine months of 2006. This decrease is primarily due to a decrease in crude oil production as a result of the 2006 south Louisiana and offshore properties sale as well as a decrease in crude oil realized prices in the first nine months of 2007 as compared to the first nine months of 2006. Excluding $70.3 million and $47.3 million, respectively, of natural gas and crude oil revenues from our 2006 results attributable to the 2006 south Louisiana and offshore properties sale, natural gas revenues for the first nine months of 2007 would have increased by 18% and crude oil revenues would have increased by 19%. Brokered natural gas revenues decreased by $1.0 million due to a decrease in brokered volumes, offset in part by an increase in sales price.

Our realized natural gas price for the nine months ended September 30, 2007 was $7.15 per Mcf, one percent lower than the $7.22 per Mcf price realized in the same period of the prior year. Our realized crude oil price was $62.17 per Bbl, six percent lower than the $66.42 per Bbl price realized in the same period of the prior year. These realized prices include realized gains and losses resulting from commodity derivatives (costless collars). For information about the impact of these derivatives on realized prices, refer to the “Results of Operations” section. Commodity prices are determined by factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGL and crude oil prices and, therefore, cannot accurately predict revenues.

On an equivalent basis, our production for the first nine months of 2007 decreased by five percent from the first nine months of 2006. For the nine months ended September 30, 2007, we produced 64.1 Bcfe compared to production of 67.8 Bcfe for the comparable period of the prior year. Natural gas production was 60.3 Bcf and oil production was 632 Mbbls for the first nine months of 2007. Natural gas production decreased by less than one percent when compared to the comparable period of the prior year, which had production of 60.5 Bcf. This decrease was primarily a result of a decline in production in the Gulf Coast, partially offset by increased production in the West and East regions associated with an increase in the drilling program and an increase in Canada due to increased pipeline capacity in Canada for the Hinton field. The Gulf Coast region experienced an overall decrease in natural gas production of 4.1 Bcf, or 17%. Excluding 9.0 Bcf of natural gas production related to the 2006 south Louisiana and offshore properties sale, the Gulf Coast region would have experienced a 4.9 Bcf, or 33%, increase in production in the first nine months of 2007 compared to the first nine months of 2006, primarily as a result of increased drilling in the Minden and McCampbell fields and recompletions in the Raymondville field. Oil production decreased by 577 Mbbls, or 48%, from 1,209 Mbbls in the first nine months of 2006 to 632 Mbbls produced in the first nine months of 2007. This was primarily the result of a decrease of 558 Mbbls in the Gulf Coast region. Excluding 705 Mbbls of crude oil production related to the 2006 south Louisiana and offshore properties sale, oil production would have increased by 25% in the first nine months of 2007 compared to the first nine months of 2006, due primarily to the increase in drilling and workover activity in the McCampbell field, and to a lesser extent, in the Minden field. Oil production remained relatively flat in the East region, decreased slightly in the West region due to natural decline and increased by six Mbbls in Canada.

In response to continued weakness in Rocky Mountain natural gas prices, we shut-in 10 Mmcf per day of the West region’s gas production for the month of October. Production is expected to resume in November.

We had net income of $125.4 million, or $1.29 per share, for the nine months ended September 30, 2007 compared to net income of $289.0 million, or $2.98 per share, for the comparable period of the prior year. The decrease in net income is primarily due to a $229.7 million gain on sale of assets that was recognized in the third quarter of 2006 resulting from the 2006 south Louisiana and offshore properties sale. For the nine months ended September 30, 2007, the gain on sale of assets was $12.3 million. In addition, operating revenues decreased by $52.0 million due to decreases in crude oil and natural gas production revenues, as discussed above. Partially offsetting this revenue decrease was a decrease in total operating expenses of $0.8 million in the first nine months of 2007 as compared to the first nine months of 2006, primarily due to decreased exploration charges and, to a lesser extent, taxes other than income and brokered costs, partially offset by increased depreciation, depletion and amortization (DD&A), impairment expenses and general and administrative expenses. This decrease in operating expenses also reflected reduced expenses in 2007 due to the 2006 south Louisiana and offshore properties sale. These impacts, along with a $7.6 million decrease in interest and other expenses, reduced income before taxes by $261.2 million and consequently decreased income tax expense by $97.6 million. Also contributing to the decrease in income taxes was the decrease in the effective tax rate primarily due to a reduction in our overall state income tax liability.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. In 2007, we expect to spend approximately $600 million in capital and exploration expenditures. Funding of the program will come from operating cash flow, existing cash and increased borrowings, if required. For the nine months ended September 30, 2007, approximately $478.7 million has been invested in our exploration and development efforts.

During the nine months ended September 30, 2007, we drilled 359 gross wells (346 development, 6 exploratory and 7 extension wells) with a success rate of 98% compared to 301 gross wells (278 development, 14 exploratory and 9 extension wells) with a success rate of 97% for the comparable period of the prior year. For the full year of 2007, we plan to drill approximately 480 gross wells compared to 387 gross wells drilled in 2006.

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

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the nine months ended September 30, 2007 were from funds generated from the sale of natural gas and crude oil production, borrowings under our revolving credit facility and, to a lesser extent, proceeds from the sale of assets. Cash flows provided by operating activities were primarily used to fund development and, to a lesser extent, exploratory expenditures, and to pay dividends. See below for additional discussion and analysis of cash flow.

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

	Nine Months Ended September 30,
(In thousands)	2007	2006
Cash Flows Provided by Operating Activities	$328,559	$356,050
Cash Flows Used in Investing Activities	(432,380)	(61,605)
Cash Flows Provided by Financing Activities	76,418	17,052

Net (Decrease) / Increase in Cash and Cash Equivalents	$(27,403)	$311,497

Operating Activities. Net cash provided by operating activities in the first nine months of 2007 decreased by $27.5 million over the comparable period in 2006. This decrease is primarily due to a decrease in working capital changes as well as a decrease in net income due to decreased equivalent production and commodity prices. Key components impacting net operating cash flows are commodity prices, production volumes and operating costs. Average crude oil realized prices decreased by six percent for the first nine months of 2007 versus the 2006 period and average realized natural gas prices decreased by one percent over the same period. Equivalent production volumes decreased by approximately five percent in the first nine months of 2007 compared to the comparable period in 2006. We are unable to predict future commodity prices, and as a result, cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. The primary uses of cash in investing activities are capital spending and exploration expense. We establish the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices, our capital expenditures budget may be periodically adjusted during any given year. Cash flows used in investing activities increased by $370.8 million from the first nine months of 2006 compared to the first nine months of 2007. The increase from 2006 to 2007 is due to a decrease of $317.2 million in the 2007 period in proceeds from the sale of assets and an increase of $72.3 million in the 2007 period in capital expenditures, partially offset by reduced exploration expenditures of $18.8 million.

Financing Activities. Cash flows provided by financing activities were $76.4 million for the first nine months of 2007, and were comprised of a net increase in borrowings under our revolving credit facility, proceeds from the exercise of stock options and the tax benefit received from stock-based compensation payments, partially offset by dividend payments. Cash flows provided by financing activities were $17.1 million for the nine months ended September 30, 2006, due to inflows from the net increase in borrowings under our revolving credit facility, the tax benefit received from stock-based compensation and proceeds from the exercise of stock options, partially offset by payments made to purchase treasury stock and to pay dividends.

At September 30, 2007, we had $85 million of borrowings outstanding under our credit facility at a weighted-average interest rate of 6.1%. The credit facility provides for an available credit line of $250 million, which can be expanded up to $350 million, either with the existing banks or new banks. The available credit line is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks’ petroleum engineer) and other assets. The revolving term of the credit facility ends in December 2009. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including potential acquisitions.

Our Board of Directors has authorized a share repurchase program under which we may purchase shares of our common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the nine months ended September 30, 2007, we did not repurchase any shares of our common stock. All purchases executed to date have been through open market transactions. The maximum number of shares that may yet be purchased under the plan as of September 30, 2007 was

4,795,300. See “Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities” in Item 2 of Part II of this quarterly report.

Capitalization

Information about our capitalization is as follows:

(In millions)	September 30, 2007	December 31, 2006
Debt (1)	$315.0	$240.0
Stockholders’ Equity	1,051.8	945.2

Total Capitalization	$1,366.8	$1,185.2

Debt to Capitalization	23%	20%

Cash and Cash Equivalents	$14.5	$41.9

(1)

Includes $20.0 million of current portion of long-term debt at both September 30, 2007 and December 31, 2006. Includes $85.0 million and $10.0 million of borrowings outstanding under our revolving credit facility at September 30, 2007 and December 31, 2006, respectively.

During the nine months ended September 30, 2007, we paid dividends of $7.8 million on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990. After the March 2007 2-for-1 stock split, the dividend was increased to $0.03 per share per quarter, or a 50% increase from pre-split levels.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding any significant oil and gas property acquisitions, with cash generated from operations and, when necessary, our revolving credit facility. We budget these capital expenditures based on our projected cash flows for the year.

The following table presents major components of capital and exploration expenditures for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
(In millions)	2007	2006
Capital Expenditures
Drilling and Facilities	$404.8	$300.6
Leasehold Acquisitions	17.8	35.4
Pipeline and Gathering	17.5	16.4
Other	16.8	2.0

	456.9	354.4
Proved Property Acquisitions	0.6	6.6
Exploration Expense	21.2	40.0

Total	$478.7	$401.0

We plan to drill approximately 480 gross wells in 2007. This drilling program includes approximately $600 million in total capital and exploration expenditures. See the “Overview” discussion for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and may increase or decrease the capital and exploration expenditures accordingly.

Contractual Obligations

During the nine months ended September 30, 2007, certain events have occurred changing the amounts previously reported in our contractual obligations table for drilling rig commitments and firm gas transportation agreements in our Annual Report on Form 10-K for the year ended December 31, 2006.

Our firm gas transportation agreements provide firm transportation capacity rights on pipeline systems in Canada, the West region and the East region. These amounts are payable over the next 20 years. The transportation demand charges under these agreements that we are estimated to pay, regardless of the amount of pipeline capacity we utilize, decreased in the first nine months of 2007 by approximately $1.8 million from the total $85.1 million figure previously disclosed in our Annual Report on Form 10-K. This is due to released volumes on one contract in the West region as well as a change in the start date of a contract in Canada due to facility construction delays. As of September 30, 2007, demand charges for 2007, 2008, 2010 and 2011, respectively, are expected to be $7.9 million, $7.5 million, $4.2 million and $3.8 million, a decrease of $2.0 million and $0.7 million and an increase of $0.5 million and $0.4 million from the amounts previously disclosed. As of September 30, 2007, demand charges for 2009 and the 2012-2027 periods are expected to be $7.1 million and $52.8 million, respectively, which is consistent with the amounts previously disclosed in our Annual Report on Form 10-K.

Drilling rig commitments decreased by $0.2 million from the $120.3 million figure reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

Third Quarters of 2007 and 2006 Compared

We reported net income in the third quarter of 2007 of $35.5 million, or $0.37 per share. During the corresponding quarter of 2006, we reported net income of $189.0 million, or $1.96 per share. Net income decreased in the third quarter of 2007 by $153.5 million, primarily due to a decrease in operating income of $249.1 million due to the inclusion in the third quarter of 2006 of the gain on sale of assets of $229.7 million primarily from the 2006 south Louisiana and offshore properties sale. Operating revenues decreased by $13.8 million, largely due to a decrease in crude oil production revenues and brokered natural gas revenues. Operating expenses increased by $5.6 million between quarters largely due to higher DD&A and impairment charges, partially offset by reduced exploration expense and brokered natural gas cost. Partially offsetting these decreases to net income was a decrease in expenses of $95.6 million resulting from a combination of lower income tax expense as well as interest and other expenses. Income tax expense was lower in the 2007 period as a result of lower income before income taxes in the 2007 period compared to the 2006 period combined with a decrease in the effective tax rate primarily due to a reduction in our overall state income tax liability.

Natural Gas Production Revenues

Our average total company realized natural gas production sales price, including the realized impact of derivative instruments, was $6.80 per Mcf for the three months ended September 30, 2007 compared to $6.76 per Mcf for the comparable period of the prior year. These prices include the realized impact of derivative instrument settlements which increased the price by $1.40 per Mcf in 2007 and $0.41 per Mcf in 2006. There was no revenue impact from the unrealized change in derivative fair value for the three months ended September 30, 2007 or 2006.

	Three Months Ended September 30,		Variance
	2007	2006	Amount	Percent
Natural Gas Production (Mmcf)
East	6,276	5,930	346	6%
Gulf Coast	6,790	8,029	(1,239)	(15)%
West	6,580	6,124	456	7%
Canada	990	652	338	52%

Total Company	20,636	20,735	(99)	—

Natural Gas Production Sales Price ($/Mcf)
East	$7.37	$7.41	$(0.04)	(1)%
Gulf Coast	$7.82	$7.13	$0.69	10%
West	$5.47	$5.84	$(0.37)	(6)%
Canada	$4.95	$5.09	$(0.14)	(3)%
Total Company	$6.80	$6.76	$0.04	1%
Natural Gas Production Revenue (In thousands)
East	$46,267	$43,958	$2,309	5%
Gulf Coast	53,101	57,216	(4,115)	(7)%
West	36,027	35,770	257	1%
Canada	4,905	3,317	1,588	48%

Total Company	$140,300	$140,261	$39	—

Price Variance Impact on Natural Gas Production Revenue
(In thousands)
East	$(253)
Gulf Coast	4,719
West	(2,413)
Canada	(143)

Total Company	$1,910

Volume Variance Impact on Natural Gas Production Revenue
(In thousands)
East	$2,562
Gulf Coast	(8,834)
West	2,670
Canada	1,731

Total Company	$(1,871)

The increase in Natural Gas Production Revenue is primarily due to the slight increase in realized natural gas sales prices, partially offset by a slight decrease in natural gas production. The decrease in the realized natural gas production and increase in prices resulted in a net revenue increase of $0.1 million. After removing from the third quarter 2006 results $18.8 million of natural gas revenues and 2,721 Mmcf of natural gas production associated with the 2006 south Louisiana and offshore properties sale, total natural gas revenue would have increased by $18.9 million, or 16%, and natural gas production would have increased by 2,622 Mmcf, or 14%, from the third quarter of 2006 to the third quarter of 2007.

Brokered Natural Gas Revenue and Cost

	Three Months Ended September 30,		Variance
	2007	2006	Amount	Percent
Sales Price ($/Mcf)	$7.14	$6.96	$0.18	3%
Volume Brokered (Mmcf)	2,126	2,453	(327)	(13)%

Brokered Natural Gas Revenues (In thousands)	$15,179	$17,075

Purchase Price ($/Mcf)	$6.22	$6.23	$(0.01)	—
Volume Brokered (Mmcf)	2,126	2,453	(327)	(13)%

Brokered Natural Gas Cost (In thousands)	$13,223	$15,282

Brokered Natural Gas Margin (In thousands)	$1,956	$1,793	$163	9%

(In thousands)
Sales Price Variance Impact on Revenue	$383
Volume Variance Impact on Revenue	(2,278)

	$(1,895)

(In thousands)
Purchase Price Variance Impact on Purchases	$21
Volume Variance Impact on Purchases	2,037

	$2,058

The increased brokered natural gas margin of $0.2 million is a result of an increase in sales price and decrease in purchase price, offset in part by a decrease in the volumes brokered, in the third quarter of 2007 over the same period in the prior year.

Crude Oil and Condensate Revenues

Our average total company realized crude oil sales price was $70.85 per Bbl for the third quarter of 2007. Our average total company realized crude oil sales price was $69.80 per Bbl for the third quarter of 2006. There was no realized or unrealized impact of derivative instruments in the third quarter of 2007 or 2006.

	Three Months Ended September 30,		Variance
	2007	2006	Amount	Percent
Crude Oil Production (Mbbl)
East	7	6	1	17%
Gulf Coast	153	319	(166)	(52)%
West	49	52	(3)	(6)%
Canada	4	2	2	100%

Total Company	213	379	(166)	(44)%

Crude Oil Sales Price ($/Bbl)
East	$68.12	$64.67	$3.45	5%
Gulf Coast	$71.16	$70.10	$1.06	2%
West	$70.85	$68.53	$2.32	3%
Canada	$63.47	$69.53	$(6.06)	(9)%
Total Company	$70.85	$69.80	$1.05	2%
Crude Oil Revenue (In thousands)
East	$494	$379	$115	30%
Gulf Coast	10,903	22,391	(11,488)	(51)%
West	3,439	3,565	(126)	(4)%
Canada	248	100	148	148%

Total Company	$15,084	$26,435	$(11,351)	(43)%

Price Variance Impact on Crude Oil Revenue
(In thousands)
East	$25
Gulf Coast	163
West	113
Canada	(24)

Total Company	$277

Volume Variance Impact on Crude Oil Revenue
(In thousands)
East	$90
Gulf Coast	(11,651)
West	(239)
Canada	172

Total Company	$(11,628)

The decrease in production offset in part by an increase in realized crude oil prices resulted in a net revenue decrease of $11.3 million. The decrease in oil production is mainly the result of the 2006 south Louisiana and offshore properties sale in the Gulf Coast region. After removing from the third quarter 2006 results $15.0 million of crude oil revenues and 213 Mbbls of crude oil production associated with the 2006 south Louisiana and offshore properties sale, total crude oil revenue would have increased by $3.6 million, or 32%, and crude oil production would have increased by 47 Mbbls, or 28%, from the third quarter of 2006 to the third quarter of 2007.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized impact of cash settlements and the net unrealized change in fair value of derivative instruments:

	Three Months Ended September 30,
	2007		2006
(In thousands)	Realized	Unrealized	Realized	Unrealized
Operating Revenues - Increase to Revenue
Cash Flow Hedges
Natural Gas Production	$28,882	$—	$8,532	$—
Crude Oil	—	—	—	—

Total Cash Flow Hedges	$28,882	$—	$8,532	$—

We are exposed to market risk on derivative instruments to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity.

Other Operating Revenues

Other operating revenues decreased by $0.7 million between the third quarter of 2007 and the third quarter of 2006 primarily due to the fact that, during the third quarter of 2006, we had an increase in revenue related to net profits interests that originated in 2006.

Operating Expenses

Total costs and expenses from operations increased by $5.6 million in the third quarter of 2007 compared to the same period of 2006. The primary reasons for this fluctuation are as follows:

•

Depreciation, Depletion and Amortization increased by $5.6 million in the third quarter of 2007. This is primarily due to the impact on the DD&A rate of negative reserve revisions due to lower prices at the end of 2006, higher capital costs and commencement of production in an East Texas field.

•

Exploration expense decreased by $4.9 million primarily due to a $5.5 million decrease in dry hole expense in the 2007 period compared with the 2006 period. Dry hole expense decreased in the West and Canada and increased in the Gulf Coast quarter over quarter. A partial offset to this decrease was an increase in geological and geophysical expenses of $0.5 million, largely related to an increase in Canada.

•

Impairment of Oil and Gas Properties increased by $4.6 million due to an impairment recorded in the 2007 period in the Gulf Coast region resulting from two non-commercial development completions in a small field in north Louisiana.

•	Impairment of Unproved Properties increased by $2.1 million in the third quarter of 2007 compared to the third quarter of 2006, primarily due to increased lease acquisition costs during 2006.

•

Brokered Natural Gas Cost decreased by $2.1 million from the third quarter of 2006 to the third quarter of 2007. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

Interest Expense, Net

Interest expense, net decreased by $3.0 million in the third quarter of 2007 due to lower credit facility borrowings, a lower interest weighted-average interest rate on our revolving credit facility borrowings and a lower outstanding principal amount of our 7.19% fixed rate debt. Weighted average borrowings under our credit facility based on daily balances were approximately $57 million during the third quarter of 2007 compared to approximately $113 million during the third quarter of 2006. In addition, interest expense decreased due to the reversal of a FIN 48 interest payable. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for further details on our FIN 48 interest.

Income Tax Expense

Income tax expense decreased by $92.6 million. The effective tax rate for the third quarter of 2007 and 2006 was 31.3% and 36.5%, respectively. The decrease in the effective tax rate is primarily due to a reduction in our overall state income tax liability for 2007. Ongoing discussions are taking place with state authorities regarding the tax liabilities relating to the 2006 south Louisiana and offshore properties sale. The state income tax liability recorded as of September 30, 2007, reflects our best estimate as to the resolution of these matters.

Nine Months of 2007 and 2006 Compared

We reported net income in the first nine months of 2007 of $125.4 million, or $1.29 per share. During the corresponding period of 2006, we reported net income of $289.0 million, or $2.98 per share. This decrease of $163.6 million in net income was primarily due to a decrease in operating income of $268.8 million resulting from the gain on sale of assets of $229.9 million included in the 2006 period, partially offset by a $97.6 million decrease in income tax expense and a $7.6 million decrease in interest and other expenses in the 2007 period.

The decrease in operating income was primarily the result of an increase in the 2006 period of $217.6 million in gain on sale of assets primarily from the 2006 south Louisiana and offshore properties sale. Additionally, there was a $52.0 million decrease in the 2007 period in operating revenues, offset in part by a decrease of $0.8 million in operating expenses. The decrease in operating revenues was the result of lower overall production and realized commodity prices. The decrease in operating expenses was primarily the result of reduced exploration expense and, to a lesser extent, taxes other than income and brokered natural gas cost, partially offset by increases in DD&A and impairment expenses and general and administrative expenses.

Natural Gas Production Revenues

Our average total company realized natural gas production sales price, including the realized impact of derivative instruments, was $7.15 per Mcf for the nine months ended September 30, 2007 compared to $7.22 per Mcf for the comparable period of the prior year. These prices include the realized impact of derivative instrument settlements, which increased the price by $0.99 per Mcf in 2007 and $0.28 per Mcf in 2006. There was no revenue impact from the unrealized change in derivative fair value for the nine months ended September 30, 2007 or 2006.

	Nine Months Ended September 30,		Variance
	2007	2006	Amount	Percent
Natural Gas Production (Mmcf)
East	18,199	17,581	618	4%
Gulf Coast	19,724	23,881	(4,157)	(17)%
West	19,402	17,272	2,130	12%
Canada	2,992	1,778	1,214	68%

Total Company	60,317	60,512	(195)	—

Natural Gas Production Sales Price ($/Mcf)
East	$7.76	$8.09	$(0.33)	(4)%
Gulf Coast	$7.95	$7.41	$0.54	7%
West	$6.00	$6.19	$(0.19)	(3)%
Canada	$5.63	$6.10	$(0.47)	(8)%
Total Company	$7.15	$7.22	$(0.07)	(1)%
Natural Gas Production Revenue (In thousands)
East	$141,253	$142,248	$(995)	(1)%
Gulf Coast	156,745	176,888	(20,143)	(11)%
West	116,330	106,953	9,377	9%
Canada	16,850	10,842	6,008	55%

Total Company	$431,178	$436,931	$(5,753)	(1)%

Price Variance Impact on Natural Gas Production Revenue
(In thousands)
East	$(5,996)
Gulf Coast	10,648
West	(3,616)
Canada	(1,394)

Total Company	$(358)

Volume Variance Impact on Natural Gas Production Revenue
(In thousands)
East	$5,001
Gulf Coast	(30,791)
West	12,993
Canada	7,402

Total Company	$(5,395)

The decrease in Natural Gas Production Revenue is due to the decrease in production as well as the decrease in realized natural gas sales prices. Prices were lower in all regions except for the Gulf Coast for the first nine months of 2007 over the prior year nine months. The decreases in realized natural gas prices and production resulted in a net revenue decrease of $5.7 million. After removing from the first nine months 2006 results $70.3 million of natural gas revenues and 9,023 Mmcf of natural gas production associated with properties in the Gulf Coast region sold in the 2006 south Louisiana and offshore properties sale, total natural gas revenue would have increased by $64.6 million, or 18%, and natural gas production would have increased by 8,828 Mmcf, or 17%, from the first nine months of 2006 to the first nine months of 2007.

Brokered Natural Gas Revenue and Cost

	Nine Months Ended September 30,		Variance
	2007	2006	Amount	Percent
Sales Price ($/Mcf)	$8.40	$8.13	$0.27	3%
Volume Brokered (Mmcf)	7,903	8,292	(389)	(5)%

Brokered Natural Gas Revenues (In thousands)	$66,357	$67,389

Purchase Price ($/Mcf)	$7.34	$7.23	$0.11	2%
Volume Brokered (Mmcf)	7,903	8,292	(389)	(5)%

Brokered Natural Gas Cost (In thousands)	$57,973	$59,924

Brokered Natural Gas Margin (In thousands)	$8,384	$7,465	$919	12%

(In thousands)
Sales Price Variance Impact on Revenue	$2,134
Volume Variance Impact on Revenue	(3,163)

	$(1,029)

(In thousands)
Purchase Price Variance Impact on Purchases	$(869)
Volume Variance Impact on Purchases	2,817

	$1,948

The increased brokered natural gas margin of approximately $1.0 million is driven by an increase in sales price that outpaced the increase in purchase price, partially offset by a decrease in the volumes brokered in the first nine months of 2007 over the same period in the prior year.

Crude Oil and Condensate Revenues

Our average total company realized crude oil sales price was $62.17 per Bbl for the first nine months of 2007. The 2007 price includes the realized impact of derivative instrument settlements which increased the price by $0.29 per Bbl. Our average total company realized crude oil sales price was $66.42 per Bbl for the first nine months of 2006. There was no realized impact of derivative instruments in the first nine months of 2006. There was no unrealized impact of derivative instruments in the first nine months of 2007 or 2006.

	Nine Months Ended September 30,		Variance
	2007	2006	Amount	Percent
Crude Oil Production (Mbbl)
East	20	19	1	5%
Gulf Coast	462	1,020	(558)	(55)%
West	136	162	(26)	(16)%
Canada	14	8	6	75%

Total Company	632	1,209	(577)	(48)%

Crude Oil Sales Price ($/Bbl)
East	$60.78	$63.29	$(2.51)	(4)%
Gulf Coast	$62.27	$66.71	$(4.44)	(7)%
West	$62.81	$64.99	$(2.18)	(3)%
Canada	$54.97	$65.90	$(10.93)	(17)%
Total Company	$62.17	$66.42	$(4.25)	(6)%
Crude Oil Revenue (In thousands)
East	$1,215	$1,220	$(5)	—
Gulf Coast	28,760	67,967	(39,207)	(58)%
West	8,527	10,545	(2,018)	(19)%
Canada	787	551	236	43%

Total Company	$39,289	$80,283	$(40,994)	(51)%

Price Variance Impact on Crude Oil Revenue
(In thousands)
East	$(50)
Gulf Coast	(2,053)
West	(296)
Canada	(156)

Total Company	$(2,555)

Volume Variance Impact on Crude Oil Revenue
(In thousands)
East	$45
Gulf Coast	(37,154)
West	(1,722)
Canada	392

Total Company	$(38,439)

The decrease in the realized crude oil production combined with the decline in realized prices resulted in a net revenue decrease of $41.0 million. The decrease in oil production is mainly the result of the 2006 south Louisiana and offshore properties sale in the Gulf Coast region. After removing from the first nine months 2006 results $47.3 million of crude oil revenues and 705 Mbbls of crude oil production associated with properties in the Gulf Coast region sold in the 2006 south Louisiana and offshore properties sale, total crude oil revenue would have increased by $6.3 million, or 19%, and crude oil production would have increased by 128 Mbbls, or 25%, from the first nine months of 2006 to the first nine months of 2007.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized impact of cash settlements and the net unrealized change in fair value of derivative instruments:

	Nine Months Ended September 30,
	2007		2006
(In thousands)	Realized	Unrealized	Realized	Unrealized
Operating Revenues - Increase to Revenue
Cash Flow Hedges
Natural Gas Production	$59,601	$—	$17,166	$—
Crude Oil	182	—	—	—

Total Cash Flow Hedges	$59,783	$—	$17,166	$—

We are exposed to market risk on derivative instruments to the extent of changes in market prices of natural gas and oil. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity.

Other Operating Revenues

Other operating revenues decreased by $4.3 million between the nine months ended September 30, 2007 and the nine months ended September 30, 2006 primarily due to a larger amount of net profits interest in 2006 and a decrease in our payout liability in the first quarter of 2006 associated with a favorable legal ruling.

Operating Expenses

Total costs and expenses from operations decreased by $0.8 million in the first nine months of 2007 compared to the same period of 2006. The primary reasons for this fluctuation are as follows:

•

Exploration expense decreased by $18.8 million in the first nine months of 2007, primarily as a result of a decrease in total dry hole expense of $17.2 million, primarily in the Gulf Coast and West regions and Canada. In addition, there was a decrease in geophysical and geological expenses of $2.3 million, primarily due to a decrease in the Gulf Coast region, offset in part by an increase in Canada.

•

Depreciation, Depletion and Amortization increased by $8.6 million in the first nine months of 2007 over the first nine months of 2006. This is primarily due to the impact on the DD&A rate of negative reserve revisions due to lower prices at the end of 2006, higher capital costs and commencement of production in an East Texas field.

•	Impairment of Unproved Properties increased by $4.9 million in the first nine months of 2007 compared to the first nine months of 2006, primarily due to increased lease acquisition costs during 2006.

•

Impairment of Oil and Gas Properties increased by $4.6 million in the first nine months of 2007 compared to the first nine months of 2006, due an impairment recorded in the 2007 period in the Gulf Coast region resulting from two non-commercial development completions in a small field in north Louisiana.

•

General and Administrative expense increased by $2.5 million in the first nine months of 2007 primarily due to compensation related expenses, which increased by approximately $1.3 million, and increased stock compensation charges of $0.5 million. Partially offsetting this was a decrease in expenses for professional services for litigation.

•

Taxes Other Than Income decreased by $2.3 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to decreased production taxes of $3.7 million as a result of decreased natural gas and crude oil volumes and prices, partially offset by an increase in ad valorem and franchise taxes.

•

Brokered Natural Gas Cost decreased by $1.9 million from the first nine months of 2006 to the first nine months of 2007. See the preceding table labeled “Brokered Natural Gas Revenue and Cost” for further analysis.

•

Direct Operations expense increased by $1.6 million as a result of higher lease maintenance expense, compressor charges, disposal and treating expenses and personnel expenses, partially offset by lower outside operated properties expense.

Interest Expense, Net

Interest expense, net decreased by $7.4 million in the first nine months of 2007 due to lower credit facility borrowings, a lower weighted-average interest rate on our revolving credit facility borrowings, a lower outstanding principal amount of our 7.19% fixed rate debt and increased interest income from our short term investments. Weighted average borrowings under our credit facility based on daily balances were approximately $21 million during the first nine months of 2007 compared to approximately $81 million during the first nine months of 2006. In addition, interest expense decreased due to the reversal of FIN 48 interest payable. During the first nine months of 2007, we recorded net interest income related to FIN 48 of $1.0 million.

Income Tax Expense

Income tax expense decreased by $97.6 million due to a comparable decrease in our pre-tax income, primarily as a result of the decrease in revenues. The effective tax rate for the first nine months of 2007 and 2006 was 35.2% and 36.4%, respectively. The decrease in the effective tax rate is primarily due to a reduction in our overall state income tax liability for 2007. Ongoing discussions are taking place with state authorities regarding the tax liabilities relating to the 2006 south Louisiana and offshore properties sale. The state income tax liability recorded as of September 30, 2007, reflects our best estimate as to the resolution of these matters.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The objective of this Statement is to reduce volatility in preparer reporting that may be caused as a result of measuring related financial assets and liabilities differently and to expand the use of fair value measurements. The provisions of the Statement apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. Additional disclosures are also required for instruments for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. No retrospective application is allowed, except for companies that choose to adopt early. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating what impact, if any, SFAS No. 159 will have on our financial position or results of operations.

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

Hedges on Production – Options

From time to time, we enter into natural gas and crude oil collar agreements with counterparties to hedge price risk associated with a portion of our production. These cash flow hedges are not held for trading purposes. Under the collar arrangements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. During the first nine months of 2007, natural gas price collars covered 31,813 Mmcf, or 53%, of our first nine months of 2007 gas production, with a weighted average floor of $8.99 per Mcf and a weighted average ceiling of $12.19 per Mcf.

At September 30, 2007, we had open natural gas price collar contracts covering a portion of our 2007 and 2008 production as follows:

	Natural Gas Price Collars
Contract Period	Volume in Mmcf	Weighted Average Ceiling / Floor (per Mcf)	Net Unrealized Gain (In thousands)
As of September 30, 2007
Fourth Quarter 2007	10,721	$12.19 / $8.99

Three Months Ended December 31, 2007	10,721	$12.19 / $8.99	$22,223

First Quarter 2008	3,237	$10.28 / $8.01
Second Quarter 2008	3,237	10.28 / 8.01
Third Quarter 2008	3,272	10.28 / 8.01
Fourth Quarter 2008	3,272	10.28 / 8.01

Full Year 2008	13,018	$10.28 / $8.01	$5,968

During the first nine months of 2007, a crude oil price collar covered 273 Mbbls, or 43%, of our first nine months of 2007 oil production, with a floor of $60.00 per Bbl and a ceiling of $80.00 per Bbl.

At September 30, 2007, we had two open crude oil price collar contracts covering a portion of our 2007 and 2008 production as follows:

	Crude Oil Price Collars
Contract Period	Volume in Mbbl	Ceiling / Floor (per Bbl)	Net Unrealized Loss (In thousands)
As of September 30, 2007
Fourth Quarter 2007	92	$80.00 / $60.00

Three Months Ended December 31, 2007	92	$80.00 / $60.00	$(255)

First Quarter 2008	91	$80.00 / $60.00
Second Quarter 2008	91	80.00 / 60.00
Third Quarter 2008	92	80.00 / 60.00
Fourth Quarter 2008	92	80.00 / 60.00

Full Year 2008	366	$80.00 / $60.00	$(1,003)

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a share repurchase program under which the Company may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the nine months ended September 30, 2007, the Company did not repurchase any shares of common stock. All purchases executed to date have been through open market transactions. The maximum number of shares that may yet be purchased under the plan as of September 30, 2007 was 4,795,300.

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

CABOT OIL & GAS CORPORATION
(Registrant)

October 29, 2007	By:	/s/ Dan O. Dinges
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 29, 2007	By:	/s/ Scott C. Schroeder
Scott C. Schroeder
Vice President and Chief Financial Officer
(Principal Financial Officer)

October 29, 2007	By:	/s/ Henry C. Smyth
Henry C. Smyth
Vice President, Controller and Treasurer
(Principal Accounting Officer)