Form 10-Q
period 2008-06-30
CABOT OIL & GAS CORP
filed 2008-07-30
CIK 858470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

As of July 24, 2008, there were 103,352,060 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
OPERATING REVENUES
Natural Gas Production	$202,689	$144,128	$369,248	$290,878
Brokered Natural Gas	27,188	18,001	62,808	51,178
Crude Oil and Condensate	18,600	13,263	35,087	24,205
Other	377	440	1,362	1,144

	248,854	175,832	468,505	367,405
OPERATING EXPENSES
Brokered Natural Gas Cost	24,140	16,051	54,430	44,750
Direct Operations—Field and Pipeline	22,636	19,004	40,127	36,135
Exploration	7,290	6,825	12,351	12,477
Depreciation, Depletion and Amortization	42,482	34,262	83,998	67,657
Impairment of Unproved Properties	5,919	6,323	10,670	10,309
General and Administrative	33,477	12,965	61,050	31,245
Taxes Other Than Income	19,225	14,579	36,122	27,744

	155,169	110,009	298,748	230,317
Gain on Sale of Assets	401	4,422	401	12,342

INCOME FROM OPERATIONS	94,086	70,245	170,158	149,430
Interest Expense and Other	6,207	3,619	12,198	7,543

Income Before Income Taxes	87,879	66,626	157,960	141,887
Income Tax Expense	33,254	25,250	57,360	51,964

NET INCOME	$54,625	$41,376	$100,600	$89,923

Basic Earnings Per Share	$0.55	$0.43	$1.03	$0.93
Diluted Earnings Per Share	$0.55	$0.42	$1.02	$0.92

Weighted Average Common Shares Outstanding	98,467	96,929	98,092	96,813
Diluted Common Shares (Note 5)	99,481	98,406	98,964	98,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	$136,331	$18,498
Accounts Receivable, Net	162,680	109,306
Income Taxes Receivable	629	3,832
Inventories	19,702	27,353
Deferred Income Taxes	104,791	26,456
Derivative Contracts (Note 7)	—	12,655
Other Current Assets	12,625	23,313

Total Current Assets	436,758	221,413
Properties and Equipment, Net (Successful Efforts Method) (Note 2)	2,185,496	1,908,117
Deferred Income Taxes	78,586	47,847
Other Assets	17,592	31,217

	$2,718,432	$2,208,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$196,150	$173,497
Current Portion of Long-Term Debt	20,000	20,000
Deferred Income Taxes	1,264	3,930
Income Taxes Payable	503	1,391
Derivative Contracts (Note 7)	213,295	5,383
Accrued Liabilities	44,042	48,065

Total Current Liabilities	475,254	252,266
Long-Term Liability for Pension and Postretirement Benefits (Note 10)	29,711	26,947
Long-Term Debt (Note 4)	245,000	330,000
Derivative Contracts (Note 7)	69,476	—
Deferred Income Taxes	542,214	481,770
Other Liabilities	57,472	47,354
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common Stock:
Authorized — 120,000,000 Shares of $0.10 Par Value Issued and Outstanding— 103,543,760 Shares and 102,681,468 Shares in 2008 and 2007, respectively	10,354	10,268
Additional Paid-in Capital	657,830	424,229
Retained Earnings	817,072	722,344
Accumulated Other Comprehensive Loss (Note 8)	(182,602)	(894)
Less Treasury Stock, at Cost: (Note 12)
202,200 Shares and 5,204,700 Shares in 2008 and 2007, respectively	(3,349)	(85,690)

Total Stockholders’ Equity	1,299,305	1,070,257

	$2,718,432	$2,208,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$100,600	$89,923
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	83,998	67,657
Impairment of Unproved Properties	10,670	10,309
Deferred Income Tax Expense	55,515	39,612
Gain on Sale of Assets	(401)	(12,342)
Exploration Expense	12,351	12,477
Unrealized Loss on Derivatives	2,909	—
Stock-Based Compensation Expense and Other	19,830	11,617
Changes in Assets and Liabilities:
Accounts Receivable, Net	(57,522)	15,999
Income Taxes Receivable	3,203	10,229
Inventories	7,651	9,878
Other Current Assets	10,689	(3,645)
Other Assets	5,697	(20,748)
Accounts Payable and Accrued Liabilities	20,373	(9,026)
Income Taxes Payable	(888)	10,717
Other Liabilities	1,736	15,196
Stock-Based Compensation Tax Benefit	—	(6,046)

Net Cash Provided by Operating Activities	276,411	241,807

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(312,445)	(271,931)
Acquisitions	(60,166)	—
Proceeds from Sale of Assets	1,150	5,825
Exploration Expense	(12,351)	(12,477)

Net Cash Used in Investing Activities	(383,812)	(278,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Debt	180,000	25,000
Decrease in Debt	(265,000)	(10,000)
Net Proceeds from Sale of Common Stock	316,107	2,307
Stock-Based Compensation Tax Benefit	—	6,046
Dividends Paid	(5,873)	(4,840)

Net Cash Provided by Financing Activities	225,234	18,513

Net Increase / (Decrease) in Cash and Cash Equivalents	117,833	(18,263)
Cash and Cash Equivalents, Beginning of Period	18,498	41,854

Cash and Cash Equivalents, End of Period	$136,331	$23,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	FINANCIAL STATEMENT PRESENTATION

During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies used in its Annual Report to Stockholders and its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the financial statements and information presented in the Company’s 2007 Annual Report to Stockholders and its Annual Report on Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.

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

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. The Company does not believe that FSP No. EITF 03-6-1 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that SFAS No. 162 will have a change in current practice, and the Company does not believe that SFAS No. 162 will have an impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Enhanced disclosures to improve financial reporting transparency are required and include disclosure about the location and amounts of derivative instruments in the financial statements, how derivative instruments are accounted for and how derivatives affect an entity’s financial position, financial performance and cash flows. A tabular format including the fair value of derivative instruments and their gains and losses, disclosure about credit risk-related derivative features and cross-referencing within the footnotes are also new requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and comparative disclosures encouraged, but not required. The Company has not yet adopted SFAS No. 161. The Company does not believe that SFAS No. 161 will have an impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 clarifies that a noncontrolling interest (previously commonly referred to as a minority interest) in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. The presentation of the consolidated income statement has been changed by SFAS No. 160, and consolidated net income attributable to both the parent and the noncontrolling interest is now required to be reported separately. Previously, net income attributable to the noncontrolling interest was typically reported as an expense or other deduction in arriving at consolidated net income and was often combined with other financial statement amounts. In addition, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in equity in the consolidated financial statements separately from the parent’s equity. Subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity interest in the former subsidiary must be initially measured at fair value. Expanded disclosures, including a reconciliation of equity balances of the parent and noncontrolling interest, are also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Prospective application is required. At this time, the Company does not have any material noncontrolling interests in consolidated subsidiaries. Therefore, it does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position, results of operations or cash flows.

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

2.	PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are comprised of the following:

(In thousands)	June 30, 2008	December 31, 2007
Unproved Oil and Gas Properties	$150,336	$108,868
Proved Oil and Gas Properties	2,927,158	2,627,346
Gathering and Pipeline Systems	243,464	235,127
Land, Building and Other Equipment	61,209	41,602

	3,382,167	3,012,943
Accumulated Depreciation, Depletion and Amortization	(1,196,671)	(1,104,826)

	$2,185,496	$1,908,117

At June 30, 2008, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.

In April 2008, the Company acquired a services business for total consideration of $21.6 million, comprised of the conversion of a $15.6 million note receivable, the issuance of 70,168 shares of Company common stock, and the payment of $2.5 million in cash. The transaction was accounted for as a business combination, and the Company recorded approximately $4.4 million of goodwill.

Pending East Texas Property Acquisition

On June 3, 2008, the Company entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to acquire for $602.8 million in cash certain producing oil and gas properties located in Panola and Rusk counties, Texas. The properties comprise approximately 25,000 gross leasehold acres with a 97% average working interest near the Company’s existing Minden field. Most of the producing properties are operated by the sellers. In addition, the acquisition includes a natural gas gathering infrastructure of 33 miles of pipeline, 5,400 horsepower of compression and four water disposal wells. The Company estimates that proved reserves included in the acquisition are approximately 176 Bcfe (allocated mainly to the Cotton Valley formation) and that approximately 32 Mmcfe/Day of production will be added to the Company’s current production upon closing. Additional drilling activity is expected to be conducted on the properties prior to closing the acquisition.

The Purchase Agreement contains customary representations and warranties and provides for the acquisition to be effective as of May 1, 2008. The purchase price is subject to adjustment based on production proceeds received and expenses paid as well as any expenses for title or environmental defects related to the properties that exceed certain deductible amounts. The Company anticipates that the closing of this transaction will occur in August 2008, subject to customary closing conditions. Either party may terminate the Purchase Agreement if the closing has not occurred by November 17, 2008, or in the event of a casualty loss, title defect or environmental defect in excess of $60.3 million. During the second quarter of 2008, the Company paid a $60.3 million cash deposit in accordance with the terms of the Purchase Agreement.

The Company expects to fund the acquisition with some combination of (i) the net proceeds from its June 2008 sale of 5.0 million shares of common stock (see Note 12 of the Notes to the Condensed Consolidated Financial Statements); (ii) the net proceeds from its July 2008 private placement of senior unsecured fixed rate notes (see Note 4 of the Notes to the Condensed Consolidated Financial Statements); (iii) borrowings under its revolving credit facility; and (iv) other cash on hand. Additionally, in order to mitigate its exposure to decreases in the price of natural gas and crude oil, in connection with the acquisition, the Company entered into 15 natural gas price and crude oil swaps in the second quarter of 2008 for the remainder of 2008 and extending through 2010 (see Note 7 of the Notes to the Condensed Consolidated Financial Statements).

3.	ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

(In thousands)	June 30, 2008	December 31, 2007
ACCOUNTS RECEIVABLE, NET
Trade Accounts	$142,481	$94,550
Joint Interest Accounts	23,541	16,443
Other Accounts	166	2,291

	166,188	113,284
Allowance for Doubtful Accounts	(3,508)	(3,978)

	$162,680	$109,306

INVENTORIES
Natural Gas in Storage	$12,412	$20,472
Tubular Goods and Well Equipment	9,159	5,953
Pipeline Imbalances	(1,869)	928

	$19,702	$27,353

OTHER CURRENT ASSETS
Drilling Advances	$1,027	$2,475
Prepaid Balances	11,598	8,900
Restricted Cash	—	11,600
Other Accounts	—	338

	$12,625	$23,313

OTHER ASSETS
Note Receivable	$—	$13,375
Goodwill	4,409	—
Rabbi Trust Deferred Compensation Plan	11,089	9,744
Other Accounts	2,094	8,098

	$17,592	$31,217

ACCOUNTS PAYABLE
Trade Accounts	$26,101	$27,678
Natural Gas Purchases	14,521	6,465
Royalty and Other Owners	66,386	37,023
Capital Costs	67,461	83,754
Taxes Other Than Income	9,649	6,416
Drilling Advances	1,790	1,528
Wellhead Gas Imbalances	3,262	3,227
Other Accounts	6,980	7,406

	$196,150	$173,497

ACCRUED LIABILITIES
Employee Benefits	$9,879	$13,699
Current Liability for Pension Benefits	116	116
Current Liability for Postretirement Benefits	642	642
Taxes Other Than Income	23,660	13,216
Interest Payable	6,461	6,518
Litigation	—	11,600
Other Accounts	3,284	2,274

	$44,042	$48,065

OTHER LIABILITIES
Rabbi Trust Deferred Compensation Plan	$26,470	$16,018
Accrued Plugging and Abandonment Liability	25,983	24,724
Other Accounts	5,019	6,612

	$57,472	$47,354

4.	LONG-TERM DEBT

At June 30, 2008, the Company had $55 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.3%. The credit facility provides for an available credit line of $350 million. In June 2008, the Company amended its revolving credit facility agreement to increase the commitments of the lenders to $350 million from $250 million pursuant to the accordion feature in the agreement. The term of the credit facility expires in December 2009. The credit facility is unsecured. The available credit line is subject to adjustment from time to time on the basis of the projected present value (as determined by the banks’ petroleum engineer) of estimated future net cash flows from certain proved oil and gas reserves and other assets of the Company. While the Company does not expect a reduction in the available credit line, in the event that it is adjusted below the outstanding level of borrowings, the Company has a period of six months either to reduce its outstanding debt to the adjusted credit line available with a requirement to provide additional borrowing base assets or to pay down one-sixth of the excess during each of the six months.

In addition to borrowings under the credit facility, the Company had the following debt outstanding at June 30, 2008:

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

The revolving credit facility includes a covenant limiting the Company’s total debt. In conjunction with the June 2008 amendment of the Company’s revolving credit facility, the Company’s total debt limit was increased from $610 million to $1.2 billion.

On July 16, 2008, the Company completed a private placement of $425 million aggregate principal amount of senior unsecured fixed-rate notes pursuant to a note purchase agreement dated July 16, 2008. The notes consist of $245 million aggregate principal amount of the Company’s 6.44% Series D Senior Notes due July 16, 2018, $100 million aggregate principal amount of the Company’s 6.54% Series E Senior Notes due July 16, 2020 and $80 million aggregate principal amount of the Company’s 6.69% Series F Senior Notes due July 16, 2023 (collectively, the “New Notes”).

Interest on the New Notes of each series is payable semi-annually. The Company may prepay all or any portion of the New Notes of each series on any date at a price equal to the principal amount thereof plus accrued and unpaid interest and a make-whole premium. The New Notes contain restrictions on the merger of the Company with a third party other than under certain limited conditions. There are also various other restrictive covenants customarily found in such debt instruments. These covenants include a required asset coverage ratio (present value of proved reserves plus adjusted cash (as defined in the note purchase agreement) to debt and other liabilities) of at least 1.5 to 1.0, and a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0. The New Notes also are subject to customary events of default. The Company is required to offer to prepay the New Notes upon specified change in control events or if a credit ratings test is not met.

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

The following is a calculation of basic and diluted weighted-average shares outstanding for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-Average Shares—Basic	98,467,311	96,928,842	98,091,641	96,812,801
Dilution Effect of Stock Options and Awards at End of Period	1,014,070	1,477,119	872,358	1,264,003

Weighted-Average Shares—Diluted	99,481,381	98,405,961	98,963,999	98,076,804

Weighted-Average Stock Awards and Shares
Excluded from Diluted Earnings per Share due to the Anti-Dilutive Effect	—	29,400	274,854	369,726

6.	COMMITMENTS AND CONTINGENCIES

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

The parties reached a tentative settlement pursuant to which the Company paid a total of $12.0 million into a trust fund for disbursement to the class members upon final approval of the settlement by the Court. The court held the final fairness hearing on February 12, 2008 and approved the settlement, authorized the distribution of the funds to the class members and dismissed all claims against the Company with prejudice. These funds were disbursed in April 2008. Prior to the date of the Court’s final order approving the settlement, these restricted cash funds were held by a financial institution in West Virginia under the joint custody of the plaintiffs and the Company. As of June 30, 2008, these funds have been paid out to the class members or are controlled by the Court. Accordingly, the Company had reduced Other Current Assets in the Condensed Consolidated Balance Sheet. In the settlement, the Company and the class members also agreed to a methodology for payment of future royalties and the reporting format such methodology will take. The Company had provided a reserve sufficient to cover the amount agreed upon to settle this litigation.

Commitment and Contingency Reserves

The Company has established reserves for certain legal proceedings. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur approximately $1.3 million of additional loss with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.

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

Drilling Rig Commitments

In the Form 10-K, the Company disclosed that it had commitments on five drilling rigs under contract in the Gulf Coast. As of June 30, 2008, the total commitment increased by one additional drilling rig for $1.6 million to $72.9 million from the $71.3 million total amount disclosed in the Form 10-K. For further information on these future obligations, please refer to Note 7 of the Notes to the Consolidated Financial Statements in the Form 10-K.

7.	FINANCIAL INSTRUMENTS

Adoption of SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by United States generally accepted accounting principles to be measured at fair value. SFAS No. 157 clarifies guidance in FASB Concepts Statement (CON) No. 7 which discusses present value techniques in measuring fair value. Additional disclosures are also required for transactions measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which granted a one year deferral (to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years) for certain non-financial assets and liabilities to comply with SFAS No. 157. The Company will adopt the provisions of FAS No. 157 covered under FSP No. 157-2 on January 1, 2009. The Company is currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities measured on a nonrecurring basis on its consolidated financial statements, which will primarily be limited to asset impairments including goodwill, other long-lived assets, asset retirement obligations and assets acquired and liabilities assumed in a business combination, if any. Additionally, in February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value

Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amends SFAS No. 157 to exclude SFAS No. 13 and related pronouncements that address fair value measurements for purposes of lease classification and measurement. FSP No. FAS 157-1 is effective upon the initial adoption of SFAS No. 157. The Company has adopted SFAS No. 157 and FSP No. FAS 157-1 discussed above, and there was no impact on its financial position or results of operations for the six months ended June 30, 2008.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets
Rabbi Trust Deferred Compensation Plan	$11,089	$—	$—	$11,089

Liabilities
Rabbi Trust Deferred Compensation Plan	$(26,470)	$—	$—	$(26,470)
Derivative Contracts	—	—	(282,771)	(282,771)

Total Liabilities	$(26,470)	$—	$(282,771)	$(309,241)

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

(In thousands)	Net Derivatives (1)
Balance as of December 31, 2007	$7,272
Total Gains or (Losses) (Realized or Unrealized):
Included in Earnings	(29,348)
Included in Other Comprehensive Income	(287,135)
Purchases, Issuances and Settlements	26,440
Transfers In and/or Out of Level 3	—

Balance as of June 30, 2008	$(282,771)

(1)	Net derivatives for Level 3 at December 31, 2007 included derivative assets of $12.7 million and derivative liabilities of $5.4 million.

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

Rabbi Trust Deferred Compensation Plan

The Company’s investments associated with its Rabbi Trust Deferred Compensation Plan consist of mutual funds that are publicly traded and for which market prices are readily available. In addition, the Rabbi Trust Deferred Compensation Liability includes the value of deferred shares of the Company’s common stock which is publicly traded and for which current market prices are readily available. As of June 30, 2008, 256,400 shares of the Company’s stock representing vested performance share awards were deferred into the rabbi trust. For the first half of 2008, $6.6 million, representing the appreciation in the closing price of these shares from December 31, 2007, was recorded as a component of stock-based compensation expense in General and Administrative expense in the Condensed Consolidated Statement of Operations.

Derivative Instruments and Hedging Activity

The Company periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. The Company’s credit agreement restricts the ability of the Company to enter into commodity hedges other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and not subjecting the Company to material speculative risks. At June 30, 2008, the Company had 55 cash flow hedges open: 36 natural gas price collar arrangements, 15 natural gas swap arrangements, three crude oil swap arrangements and one crude oil collar arrangement. At June 30, 2008, a $279.9 million ($176.3 million, net of tax) unrealized loss was recorded in Accumulated Other Comprehensive Income / (Loss), along with a $213.3 million short-term derivative liability and a $69.5 million long-term derivative liability.

The change in the fair value of derivatives designated as hedges that is effective is initially recorded to Accumulated Other Comprehensive Income / (Loss). The ineffective portion of the change in the fair value of derivatives designated as hedges, and the change in fair value of all other derivatives, are recorded currently in earnings as a component of Natural Gas Production and Crude Oil and Condensate Revenue, as appropriate.

During the first half of 2008, the Company entered into 24 new natural gas collar contracts covering a portion of its 2008 and 2009 production and 12 new natural gas price swap contracts covering a portion of its 2008, 2009 and 2010 production. As of June 30, 2008, natural gas price collars for the six months ending December 31, 2008 will cover 29,550 Mmcf of production at a weighted-average floor of $8.59 per Mcf and a weighted-average ceiling of $10.83 per Mcf. As of June 30, 2008, natural gas price collars for the twelve months ending December 31, 2009 will cover 47,253 Mmcf of production at a weighted-average floor of $9.40 per Mcf and a weighted-average ceiling of $12.39 per Mcf. Natural gas price swaps for the six months ending December 31, 2008 will cover 7,356 Mmcf of production at a weighted-average price of $11.22 per Mcf. As of June 30, 2008, natural gas price swaps for the twelve months ending December 31, 2009 and 2010 will cover 16,079 Mmcf and 19,295 Mmcf of production, respectively, at a weighted-average price of $12.18 per Mcf and $11.43 per Mcf, respectively.

During the first half of 2008, the Company also entered into three new crude oil price swaps covering a portion of its 2008, 2009 and 2010 production. As of June 30, 2008, a crude oil price swap for the six months ending December 31, 2008 will cover 92 Mbbls at a fixed price of $127.15. Crude oil price swaps for the years ended December 31, 2009 and 2010 will cover 365 Mbbls each at a fixed price of $125.25 and $125.00, respectively.

In anticipation of the pending East Texas acquisition, in the second quarter of 2008 the Company entered into 15 natural gas price and crude oil swaps (included in the amounts discussed above) for the remainder of 2008 and extending through 2010 for the purpose of reducing commodity price risk associated with anticipated production after the transaction closing. Under SFAS No. 133, forecasted transactions associated with an acquisition do not qualify for hedge accounting. Accordingly, the Company designated a portion of certain volumes of the hedge transactions as hedges of current production. As a result, a portion of one hedge transaction did not qualify for hedge accounting. During the six months ended June 30, 2008, a $2.7 million unrealized loss representing this proportional mark to market change was recorded in the Condensed Consolidated Statement of Operations as a component of Natural Gas Production Revenue. The remaining hedge transactions were substantially deemed to be 100% effective, resulting in ineffectiveness totaling $0.2 million which was recorded in the Condensed Consolidated Statement of Operations. The Company uses regression analysis to assess hedge effectiveness and the hypothetical derivative method in measuring the amount of ineffectiveness, if any. During the six months ended June 30, 2007, there was no ineffectiveness recorded in the Condensed Consolidated Statement of Operations.

Based upon estimates at June 30, 2008, the Company would expect to reclassify to the Condensed Consolidated Statement of Operations over the next 12 months $132.5 million in after-tax expense associated with its commodity hedges. This reclassification represents the net short-term liability associated with open positions currently not reflected in earnings at June 30, 2008 related to anticipated 2008 and 2009 production.

8.	COMPREHENSIVE INCOME / (LOSS)

Comprehensive Income / (Loss) includes Net Income and certain items recorded directly to Stockholders’ Equity and classified as Accumulated Other Comprehensive Income / (Loss). The following tables illustrate the calculation of Comprehensive Income / (Loss) for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(In thousands)	2008			2007
Accumulated Other Comprehensive Income / (Loss) - Beginning of Period			$(60,872)			$4,683
Net Income		$54,625			$41,376

Other Comprehensive Income / (Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $(9,404) and $4,962, respectively		16,014			(8,164)
Changes in Fair Value of Hedge Positions, net of taxes of $81,249 and $(7,795), respectively		(138,645)			12,829
Defined Benefit Pension and Postretirement Plans:
Amortization of Net Obligation at Transition, net of taxes of $(58) and $(119), respectively	$100			$197
Amortization of Prior Service Cost, net of taxes of $(93) and $(207), respectively	157			340
Amortization of Net Loss, net of taxes of $(172) and $(242), respectively	294	551		398	935

Foreign Currency Translation Adjustment, net of taxes of $(189) and $(2,291), respectively		350			3,768

Total Other Comprehensive Income / (Loss)		(121,730)	(121,730)		9,368	9,368

Comprehensive Income / (Loss)		$(67,105)			$50,744

Accumulated Other Comprehensive
Income / (Loss) - End of Period			$(182,602)			$14,051

	Six Months Ended June 30,
(In thousands)	2008			2007
Accumulated Other Comprehensive Income / (Loss) - Beginning of Period			$(894)			$37,160
Net Income		$100,600			$89,923
Other Comprehensive Income / (Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $(9,783) and $11,681, respectively		16,657			(19,220)
Changes in Fair Value of Hedge Positions, net of taxes of $116,027 and $5,109, respectively		(197,548)			(9,057)
Defined Benefit Pension and Postretirement Plans:
Amortization of Net Obligation at Transition, net of taxes of $(117) and $(119), respectively	$199			$197
Amortization of Prior Service Cost, net of taxes of $(186) and $(207), respectively	315			340
Amortization of Net Loss, net of taxes of $(300) and $(242), respectively	512	1,026		398	935

Foreign Currency Translation Adjustment, net of taxes of $1,169 and $(2,573), respectively		(1,843)			4,233

Total Other Comprehensive Income / (Loss)		(181,708)	(181,708)		(23,109)	(23,109)

Comprehensive Income / (Loss)		$(81,108)			$66,814

Accumulated Other Comprehensive
Income / (Loss) - End of Period			$(182,602)			$14,051

Changes in the components of accumulated other comprehensive loss, net of taxes, for the six months ended June 30, 2008 were as follows:

Accumulated Other Comprehensive Income / (Loss), net of taxes (In thousands)	Net Gains / (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2007	$4,553	$(14,027)	$8,580	$(894)
Net change in unrealized loss on cash flow hedges, net of taxes of $106,244	(180,891)	—	—	(180,891)
Net change in defined benefit pension and postretirement plans, net of taxes of $(603)	—	1,026	—	1,026
Change in foreign currency translation adjustment, net of taxes of $1,169	—	—	(1,843)	(1,843)

Balance at June 30, 2008	$(176,338)	$(13,001)	$6,737	$(182,602)

9.	ASSET RETIREMENT OBLIGATIONS

The following table reflects the changes in the asset retirement obligations during the six months ended June 30, 2008:

(In thousands)
Carrying amount of asset retirement obligations at December 31, 2007	$24,724
Liabilities added during the current period	714
Liabilities settled and divested during the current period	(29)
Current period accretion expense	574

Carrying amount of asset retirement obligations at June 30, 2008	$25,983

Accretion expense was $0.6 million and $0.5 million, respectively, for the six months ended June 30, 2008 and 2007 and is included within Depreciation, Depletion and Amortization expense on the Company’s Condensed Consolidated Statement of Operations.

10.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Qualified and Non-Qualified Pension Plans
Current Period Service Cost	$828	$733	$1,657	$1,466
Interest Cost	818	692	1,636	1,384
Expected Return on Plan Assets	(884)	(754)	(1,767)	(1,508)
Amortization of Prior Service Cost	13	36	25	72
Amortization of Net Loss	294	272	587	544

Net Periodic Pension Cost	$1,069	$979	$2,138	$1,958

Postretirement Benefits Other than Pension Plans
Current Period Service Cost	$307	$211	$541	$435
Interest Cost	382	273	690	539
Amortization of Prior Service Cost	238	238	476	476
Amortization of Net Loss	171	55	224	97
Amortization of Net Obligation at Transition	158	158	316	316

Total Postretirement Benefit Cost	$1,256	$935	$2,247	$1,863

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

Stock-Based Compensation Expense

Compensation expense charged against income for stock-based awards (including the supplemental employee incentive plan) during the first half of 2008 and 2007 was $39.3 million and $10.7 million, pre-tax, respectively, and is included in General and Administrative Expense in the Condensed Consolidated Statement of Operations. Stock-based compensation expense in the second quarter of 2008 was $10.4 million compared to $4.1 million in the second quarter of 2007.

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

There were no restricted stock awards granted during the first six months of 2008. During the first six months of 2008, 400,254 restricted stock awards vested with a weighted-average grant date per share value of $16.23. Compensation expense recorded for all unvested restricted stock awards for the first six months of 2008 and 2007 was $1.0 million and $1.8 million, respectively.

Restricted Stock Units

Restricted stock units are granted from time to time to non-employee directors of the Company. The fair value of these units is measured at the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are paid out when the director ceases to be a director of the Company.

During the first half of 2008, 15,360 restricted stock units were granted with a grant date per share value of $48.96, and 19,602 restricted stock units were issued to a retiring director with a grant date per share value of $26.02. The compensation cost, which reflects the total fair value of these units, recorded in the first half of 2008 was $0.8 million. During the first half of 2007, the Company recorded $0.9 million of expense related to restricted stock units.

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

During the first six months of 2008 and 2007, there were no stock options granted. Compensation expense recorded during the first six months of 2008 and 2007 for amortization of stock options was less than $0.1 million and $0.1 million, respectively.

Stock Appreciation Rights

During the first six months of 2008, the Compensation Committee granted 119,130 SARs to employees. These awards allow the employee to receive any intrinsic value over the $48.48 grant date fair market value that may result from the price appreciation on a set number of common shares during the contractual term of seven years. All of these awards have graded-vesting features and will vest over a service period of three years, with one-third of the award becoming exercisable each year on the anniversary date of the grant. As these SARs are paid out in stock, rather than in cash, the Company calculates the fair value in the same manner as stock options, by using a Black-Scholes model.

The assumptions used in the Black-Scholes fair value calculation for SARs are as follows:

Six Months Ended June 30, 2008

Weighted-Average Value per Stock Appreciation Right Granted During the Period (1)	$15.18

Assumptions
Stock Price Volatility	34.4%
Risk Free Rate of Return	2.8%
Expected Dividend	0.2%
Expected Term (in years)	4.25

(1)	Calculated using the Black-Scholes fair value based method.

Compensation expense recorded during the first half of 2008 and 2007 for SARs was $1.2 million and $1.0 million, respectively. Included in these amounts were $0.5 million in each period related to the immediate expensing of shares granted in 2008 and 2007 to retirement-eligible employees.

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

Awards totaling 191,400 performance shares are earned, or not earned, based on the Company’s internal performance metrics rather than performance compared to a peer group. The grant date per share value of this award was $48.48. These awards represent the right to receive up to 100% of the award in shares of common stock. The actual number of shares issued at the end of the performance period will be determined based on the Company’s performance against three performance criteria set by the Company’s Compensation Committee. An employee will earn one-third of the award granted for each internal performance metric that the Company meets at the end of the performance period. These performance criteria measure the Company’s average production, average finding costs and average reserve replacement over three years. Based on the Company’s probability assessment at June 30, 2008, it is currently considered probable that these three criteria will be met.

The third performance share award, totaling 89,835 performance shares, with a grant date per share value of $48.48, has a three-year graded vesting schedule, vesting one-third on each anniversary date following the date of grant, provided that the Company has positive operating income for the year preceding the vesting date. If the Company does not have positive operating income for the year preceding a vesting date, then the portion of the performance shares that would have vested on that date will be forfeited. As of June 30, 2008, it is currently considered probable that this performance metric will be met.

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

The three primary inputs for the Monte Carlo model are the risk-free rate, volatility of returns and correlation in movement of total shareholder return. The risk-free rate was generated from the Federal Reserve website for constant maturity treasuries for six-month, one, two and three year bonds and is set equal to the yield, for the period over the remaining duration of the performance period, on treasury securities as of the reporting date. Volatility was set equal to the annualized daily volatility measured over a historic four year period ending on the reporting date. Correlation in movement of total shareholder return was determined based on a correlation matrix that was created which identifies total shareholder return correlations for each pair of companies in the peer group, including the Company. The paired returns in the correlation matrix ranged from approximately 43% to approximately 76% for the Company and its peer group. Based on these inputs discussed above, a ranking was projected identifying the Company’s rank relative to the peer group for each award period.

The following assumptions were used as of June 30, 2008 for the Monte Carlo model to value the liability components of the peer group measured performance share awards. The equity portion of the award was valued on the date of grant using the Monte Carlo model and this portion is not marked to market.

June 30, 2008
Risk Free Rate of Return	2.2% - 2.8%
Stock Price Volatility	37.4% - 41.1%
Expected Dividend	0.2%

The Monte Carlo value per share for the liability component for all outstanding market condition performance share awards ranged from $19.61 to $44.60 at June 30, 2008. The long-term liability for all market condition performance share awards, included in Other Liabilities in the Condensed Consolidated Balance Sheet, at June 30, 2008 and December 31, 2007 was $1.3 million and $0.2 million, respectively. The short-term liability, included in Accrued Liabilities in the Condensed Consolidated Balance Sheet, at June 30, 2008 and December 31, 2007, for certain market condition performance share awards was $3.9 million and $5.5 million, respectively.

During the first half of 2008, 238,590 performance shares vested. Of these vested shares, 207,800 shares were granted in 2005 and were market condition awards which provided that employees may receive an aggregate of up to 100% of a share of common stock payable in common stock plus up to 100% of the fair market value of a share of common stock payable in cash. As a result of the Company’s ranking on the vesting date, 100% of the shares were paid in common stock and an additional 67% of the fair market value of each share of common stock, or $7.9 million, was paid in cash during the second quarter of 2008. The remaining 30,790 shares that vested in the first half of 2008 represent one-third of the three-year graded vesting schedule performance share awards granted in 2007 with a grant date per share value of $35.22. These awards met the performance criteria that the Company had positive operating income for the 2007 year.

Total compensation cost recognized for both the equity and liability components of all performance share awards as well as expense related to the shares deferred into the rabbi trust (discussed above in Note 7 of the Notes to the Condensed Consolidated Financial Statements) during the six months ended June 30, 2008 and 2007 was $20.5 million and $6.9 million, respectively.

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

The bonus payout is triggered if, for any 20 trading days (which need not be consecutive) that fall within a period of 60 consecutive trading days occurring on or before November 1, 2011, the closing price per share of the Company’s common stock equals or exceeds the price goal of $60 per share. In such event, the 20th trading day on which such price condition is attained is the “Final Trigger Date.” The price goal is subject to adjustment by the Compensation Committee to reflect any stock splits, stock dividends or extraordinary cash distributions to stockholders. Under the plan, each eligible employee will receive a minimum distribution of 50% of his or her base salary as of the Final Trigger Date, as adjusted for persons hired after December 31, 2007 to reflect calendar quarters of service, reduced by any interim distribution previously paid to such employee upon the achievement of the interim price goal discussed below. The Committee may, in its discretion, allocate to eligible employees additional distributions, subject to limitations of the plan.

The plan also provides that an interim distribution will be paid to eligible employees upon achieving the interim price goal of $50 per share prior to December 31, 2009. Interim distributions are determined as described above except that interim distributions will be based on 10%, rather than 50%, of salary.

On the January 16, 2008 adoption date of the plan, the Company’s closing stock price was $40.71. On April 8, 2008, the Company achieved the interim target goal of $50 per share for 20 out of 60 consecutive trading days and a distribution totaling $3.1 million was paid to employees on April 17, 2008. On June 2, 2008, the Company achieved the final target goal of $60 per share for 20 out of 60 consecutive trading days and a distribution totaling $12.6 million was paid to employees on June 19, 2008. During the second quarter of 2008, the Company recorded $11.2 million in expense primarily associated with this final distribution. No further distributions will be made under this plan.

These awards have been accounted for as liability awards under SFAS No. 123(R), and the total expense for the first half of 2008 was $15.7 million.

On July 24, 2008, the Company’s Board of Directors adopted a second Supplemental Employee Incentive Plan (“Plan II”). Plan II is also intended to provide a compensation tool tied to stock market value creation to serve as an incentive and retention vehicle for full-time non-officer employees by providing for cash payments in the event the Company’s common stock reaches a specified trading price. These awards will be accounted for as liability awards under SFAS No. 123(R).

Plan II provides for a final payout if, for any 20 trading days (which need not be consecutive) that fall within a period of 60 consecutive trading days ending on or before June 20, 2012, the closing price per share of the Company’s common stock equals or exceeds the price goal of $105 per share. In such event, the 20th trading day on which such price condition is attained is the “Final Trigger Date.” The price goal is subject to adjustment by the Compensation Committee to reflect any stock splits, stock dividends or extraordinary cash distributions to stockholders. Under Plan II, each eligible employee may receive (upon approval by the Compensation Committee) a distribution of 50% of his or her base salary as of the Final Trigger Date (or 30% of base salary if the Company paid interim distributions upon the achievement of the interim price goal discussed below).

Plan II provides that a distribution of 20% of an eligible employee’s base salary as of the Interim Trigger Date will be made (upon approval by the Compensation Committee) upon achieving the interim price goal of $85 per share on or before June 30, 2010. Interim distributions are determined as described above except that interim distributions will be based on 20%, rather than 50%, of salary.

The Compensation Committee can increase the 50% or 20% payment as it applies to any employee.

Payments under either the interim or final distribution will occur as follows:

•	25% of the total distribution paid on the 15th business day following the interim or final trigger date, as applicable, and

•	75% of the total distribution paid based on the following deferred payment dates in the table below:

Period During which the Trigger Date Occurs	Deferred Payment Date
July 1, 2008 to June 30, 2009	The business day on or next following the 18 month anniversary of the applicable Trigger Date
July 1, 2009 to June 30, 2010	The business day on or next following the 12 month anniversary of the applicable Trigger Date
July 1, 2010 to December 31, 2010	The business day on or next following the 6 month anniversary of the applicable Trigger Date
January 1, 2011 to June 30, 2012	No deferral; entire payment is made on the 15th business day following the applicable Trigger Date

Any deferred portion will only be paid if the participant is employed by the Company, or has terminated employment by reason of retirement, death or disability (as provided in Plan II). Payments are subject to certain other restrictions contained in Plan II.

12.	CAPITAL STOCK

On June 20, 2008, the Company entered into an underwriting agreement, pursuant to which the Company sold an aggregate of 5,002,500 shares of common stock at a price to the Company of $62.66 per share. This aggregate share amount included 652,500 shares of common stock that were issued as a result of the exercise of the underwriters’ option to purchase additional shares. On June 25, 2008, the Company closed the public offering and received $313.5 million in net proceeds, after deducting underwriting discounts and commissions. These net proceeds were used temporarily to reduce outstanding borrowings under the Company’s revolving credit facility pending the anticipated application to fund a portion of the purchase price of the Company’s East Texas acquisition.

Immediately prior to (and in connection with) this issuance, the Company retired 5,002,500 shares of its treasury stock, which had a weighted-average purchase price of $16.46, representing $82.3 million. In accordance with the Company’s policy, the excess of cost of the treasury stock over its par value was charged entirely to additional paid-in capital.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the Company) as of June 30, 2008, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

July 29, 2008

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and six month periods ended June 30, 2008 and 2007 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

Operating revenues for the six months ended June 30, 2008 increased by $101.1 million, or 28%, from the six months ended June 30, 2007. Natural gas production revenues increased by $78.3 million, or 27%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to an increase in realized natural gas prices in all regions and an overall increase in natural gas production. Crude oil and condensate revenues increased by $10.9 million, or 45%, for the first six months of 2008 as compared to the first six months of 2007 due to an increase in realized crude oil prices in all regions, slightly offset by a decrease in crude oil production, primarily in the Gulf Coast and, to a lesser extent, in the West. Brokered natural gas revenues increased by $11.6 million due to an increase in sales price as well as an increase in brokered volumes.

Our average realized natural gas price for the first half of 2008 was $8.63 per Mcf, 18% higher than the $7.33 per Mcf price realized in the same period of the prior year. Our average realized crude oil price was $92.58 per Bbl, 60% higher than the $57.76 per Bbl price realized in the same period of the prior year. These realized prices include realized gains and losses resulting from commodity derivatives (zero-cost collars or swaps). For information about the impact of these derivatives on realized prices, refer to the “Results of Operations” section. Commodity prices are determined by many factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGL and crude oil prices and, therefore, we cannot accurately predict revenues.

On an equivalent basis, our production level for the first six months of 2008 increased by eight percent from the first six months of 2007. For the six months ended June 30, 2008, we produced 45.4 Bcfe compared to production of 42.2 Bcfe for the comparable period of the prior year. Natural gas production was 43.1 Bcf and oil production was 379 Mbbls for the first half of 2008. Natural gas production increased by nine percent when compared to the comparable period of the prior year, which had production of 39.7 Bcf. This increase was primarily a result of increased natural gas production in the Gulf Coast region due to increased drilling in the County Line and Minden fields, as well as increased production in the West region associated with an increase in the drilling program and an increase in Canada due to increased drilling activity in the Hinton field. Oil production decreased by 40 Mbbls, or 10%, from 419 Mbbls in the first half of 2007 to 379 Mbbls produced in the first half of 2008. This was primarily the result of a decrease of 29 Mbbls in the Gulf Coast region as well as 11 Mbbls in the West region due to natural decline.

We had net income of $100.6 million, or $1.03 per share, for the six months ended June 30, 2008 compared to net income of $89.9 million, or $0.93 per share, for the comparable period of the prior year. The increase in net income is primarily due to the increase in natural gas and, to a lesser extent, crude oil revenues, partially offset by higher operating expenses and an $11.9 million lower gain on sale of assets in 2008. Operating revenues increased by $101.1 million as discussed above. Operating expenses increased by $68.4 million in the first half of 2008 as compared to the first half of 2007, primarily due to increased general and administrative expenses resulting from higher stock compensation expense, higher depreciation, depletion and amortization (DD&A) and, to a lesser extent, higher taxes other than income and brokered natural gas costs. These impacts, along with a $4.7 million increase in interest and other expenses, increased income before taxes by $16.1 million and consequently increased income tax expense by $5.4 million.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. In 2008, we expect to spend approximately $750 million in capital and exploration expenditures, up $260 million from $490 million which was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 (Form 10-K). This incremental increase includes additional planned drilling activity and lease acquisition investments. We believe our cash on hand (including proceeds from our private placement of debt completed in July 2008 not used to fund the East Texas acquisition described below) and operating cash flow in 2008 will be sufficient to fund a substantial portion of our budgeted capital and exploration spending. Any additional needs will be funded by borrowings from our credit facility. For the six months ended June 30, 2008, approximately $385.7 million has been invested in our exploration and development efforts.

During the first half of 2008, we drilled 201 gross wells (196 development, three exploratory and two extension wells) with a success rate of 99% compared to 222 gross wells (215 development, four exploratory and three extension wells) with a success rate of 98% for the comparable period of the prior year. For the full year of 2008, we plan to drill over 500 gross wells.

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

In June 2008, we entered into a purchase and sale agreement to acquire producing properties, leasehold acreage and a natural gas gathering infrastructure in East Texas for approximately $602.8 million. In order to finance the East Texas acquisition and repay borrowings under our revolving credit facility, we completed a public offering of our common stock in June 2008 and received net proceeds of $313.5 million.

In July 2008, we closed a private placement of $425 million principal amount of senior unsecured fixed rate notes (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for further details).

The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. Please read “Forward-Looking Information” for further details.

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the six months ended June 30, 2008 were from funds generated from the sale of common stock and the sale of natural gas and crude oil production. Cash flows provided by operating activities and the sale of common stock were primarily used to fund our development and, to a lesser extent, exploratory expenditures, to repay debt under our revolving credit facility and to pay dividends. See below for additional discussion and analysis of cash flow.

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

	Six Months Ended June 30,
(In thousands)	2008	2007
Cash Flows Provided by Operating Activities	$276,411	$241,807
Cash Flows Used in Investing Activities	(383,812)	(278,583)
Cash Flows Provided by Financing Activities	225,234	18,513

Net Increase / (Decrease) in Cash and Cash Equivalents	$117,833	$(18,263)

Operating Activities. Net cash provided by operating activities in the first half of 2008 increased by $34.6 million over the comparable period in 2007. This increase is primarily due to the increase in net income as well as working capital changes. Key components impacting net operating cash flows are commodity prices, production volumes and operating costs. Average realized crude oil prices increased by 60% for the first half of 2008 versus the 2007 period and average realized natural gas prices increased by 18% over the same period. Equivalent production volumes increased by approximately eight percent in the first six months of 2008 compared to the first six months of 2007 as a result of higher natural gas production. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. The primary uses of cash in investing activities were capital spending and exploration expenses. We established the budget for these amounts based on our current estimate of future commodity prices. Due to the volatility of commodity prices and new opportunities which may arise, our capital expenditures may be periodically adjusted during any given year. Cash flows used in investing activities increased by $105.2 million from the first six months of 2007 compared to the first six months of 2008. The increase from 2007 to 2008 is due to an increase of $100.7 million in capital expenditures, including approximately $60 million related to acquisition activities. Additionally, there were $4.6 million of lower proceeds from the sale of assets, partially offset by reduced exploration expenditures of $0.1 million.

Financing Activities. Cash flows provided by financing activities were $225.2 million for the first half of 2008, and included net proceeds from the sale of common stock issued in our public offering and proceeds from the exercise of stock options, partially offset by a net decrease in borrowings under our revolving credit facility and dividend payments. Cash flows provided by financing activities were $18.5 million for the first half of 2007, and were comprised of a net increase in borrowings under our revolving credit facility, proceeds from the exercise of stock options and the tax benefit received from stock-based compensation, partially offset by dividend payments.

At June 30, 2008, we had $55 million of borrowings outstanding under our credit facility at a weighted-average interest rate of 4.3%. The credit facility provides for an available credit line of $350 million. In June 2008, we amended our revolving credit facility agreement to increase the commitments of the lenders to $350 million from $250 million pursuant to the accordion feature in the agreement. The available credit line is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks’ petroleum engineer) and other assets. The revolving term of the credit facility ends in December 2009 and is unsecured. We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. In conjunction with the June 2008 amendment of our revolving credit facility, our total debt limit was increased from $610 million to $1.2 billion. Management believes that we have the ability to finance through new debt or equity offerings, if necessary, our capital requirements, including potential acquisitions.

In June 2008, we entered into an underwriting agreement pursuant to which we sold an aggregate of 5,002,500 shares of common stock at a price to the Company of $62.66 per share. This aggregate share amount included 652,500 shares of common stock that were issued as a result of the exercise of the underwriters’ option to purchase additional shares. We received $313.5 million in net proceeds, after deducting underwriting discounts and commissions. These net proceeds were used temporarily to reduce outstanding borrowings under our revolving credit facility pending the anticipated application to fund a portion of the purchase price of our East Texas acquisition.

Immediately prior to (an in connection with) this issuance, we retired 5,002,500 shares of treasury stock, which had a weighted-average purchase price of $16.46.

Our Board of Directors has authorized a share repurchase program under which we may purchase shares of our common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the six months ended June 30, 2008, we did not repurchase any shares of our common stock. All purchases executed to date have been through open market transactions. The maximum number of shares that may yet be purchased under the plan as of June 30, 2008 was 4,795,300. See “Unregistered Sales of Equity Securities and Use of Proceeds – Issuer Purchases of Equity Securities” in Item 2 of Part II of this quarterly report.

Capitalization

Information about our capitalization is as follows:

(Dollars in millions)	June 30, 2008	December 31, 2007
Debt (1)	$265.0	$350.0
Stockholders’ Equity	1,299.3	1,070.3

Total Capitalization	$1,564.3	$1,420.3

Debt to Capitalization	17%	25%

Cash and Cash Equivalents	$136.3	$18.5

(1)

Includes $20.0 million of current portion of long-term debt at both June 30, 2008 and December 31, 2007. Includes $55 million and $140 million of borrowings outstanding under our revolving credit facility at June 30, 2008 and December 31, 2007, respectively. Excludes $425 million principal amount of debt incurred in July 2008.

During the six months ended June 30, 2008, we paid dividends of $5.9 million ($0.03 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding any significant oil and gas property acquisitions, with cash generated from operations and, when necessary, our revolving credit facility. We budget these capital expenditures based on our projected cash flows for the year.

The following table presents major components of capital and exploration expenditures for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(In millions)	2008	2007
Capital Expenditures
Drilling and Facilities	$232.1	$256.5
Leasehold Acquisitions	50.2	11.5
Acquisitions	79.3	—
Pipeline and Gathering	8.2	10.4
Other	3.5	9.2

	373.3	287.6
Exploration Expense	12.4	12.5

Total	$385.7	$300.1

For the full year of 2008, we plan to drill over 500 gross wells. This drilling program includes approximately $750 million in total capital and exploration expenditures, up from $636.2 million in 2007. See the “Overview” discussion for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and may increase or decrease the capital and exploration expenditures accordingly.

Contractual Obligations

At June 30, 2008, we were obligated to make future payments under drilling rig commitments and firm gas transportation agreements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. For further information, please refer to “Firm Gas Transportation Agreements” and “Drilling Rig Commitments” under Note 6 in the Notes to the Condensed Consolidated Financial Statements.

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

The fair values of our natural gas and crude oil price collars and swaps are valued based upon quotes obtained from counterparties to the agreements and are designated as Level 3. The total Level 3 liabilities were $282.8 million at June 30, 2008. We did not have any Level 3 assets at June 30, 2008. The derivative contracts were measured based on quotes from our counterparties. Such quotes have been derived using a Black-Scholes model that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. Although we utilize multiple quotes to assess the reasonableness of our values, we have not attempted to obtain sufficient corroborating market evidence to support classifying these derivative contracts as Level 2. Our nonperformance risk was evaluated using a market credit spread provided by our bank.

Results of Operations

Second Quarters of 2008 and 2007 Compared

We reported net income in the second quarter of 2008 of $54.6 million, or $0.55 per share. For the corresponding quarter of 2007, we reported net income of $41.4 million, or $0.43 per share. Net income increased in the second quarter of 2008 by $13.2 million, primarily due to an increase in operating revenues partially offset by an increase in operating and income tax expenses and a decrease in gain on sale of assets. Operating revenues increased by $73.0 million, largely due to increases in both natural gas production and brokered revenues, and crude oil and condensate revenues. Operating expenses increased by $45.1 million between quarters largely due to increased general and administrative expenses resulting from higher stock compensation, increased DD&A, higher brokered natural gas costs and, to a lesser extent, taxes other than income. In addition, net income was impacted by a decrease in gain on sale of assets of $4.0 million as well as an increase in expenses of $10.7 million resulting from a combination of higher income tax expense and interest and other expenses. Income tax expense was higher in the 2008 period as a result of increased income before income taxes in the second quarter of 2008 period compared to the second quarter of 2007 offset by a slight decrease in the effective tax rate.

Natural Gas Production Revenues

Our average total company realized natural gas production sales price, including the realized impact of derivative instruments, was $9.30 per Mcf for the three months ended June 30, 2008 compared to $7.24 per Mcf for the comparable period of the prior year. These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.97 per Mcf in 2008 and increased the price by $0.66 per Mcf in 2007. The following table excludes the unrealized loss from the change in derivative fair value of $2.9 million, which has been included within Natural Gas Production Revenues in the Condensed Consolidated Statement of Operations for the quarter ended June 30, 2008. There was no revenue impact from the unrealized change in natural gas derivative fair value for the three months ended June 30, 2007.

	Three Months Ended June 30,		Variance
	2008	2007	Amount	Percent
Natural Gas Production (Mmcf)
East	5,935	6,166	(231)	(4)%
Gulf Coast	7,711	6,455	1,256	19%
West	7,115	6,364	751	12%
Canada	1,343	930	413	44%

Total Company	22,104	19,915	2,189	11%

Natural Gas Production Sales Price ($/Mcf)
East	$9.64	$7.86	$1.78	23%
Gulf Coast	$10.36	$8.27	$2.09	25%
West	$8.04	$6.02	$2.02	34%
Canada	$8.41	$4.25	$4.16	98%
Total Company	$9.30	$7.24	$2.06	28%

Natural Gas Production Revenue (In thousands)
East	$57,212	$48,488	$8,724	18%
Gulf Coast	79,874	53,404	26,470	50%
West	57,222	38,283	18,939	49%
Canada	11,290	3,953	7,337	186%

Total Company	$205,598	$144,128	$61,470	43%

Price Variance Impact on Natural Gas Production Revenue (In thousands)
East	$10,541
Gulf Coast	16,080
West	14,419
Canada	5,581

Total Company	$46,621

Volume Variance Impact on Natural Gas Production Revenue (In thousands)
East	$(1,817)
Gulf Coast	10,390
West	4,520
Canada	1,756

Total Company	$14,849

The increase in Natural Gas Production Revenue of $61.5 million is due to the increase in realized natural gas sales prices in addition to an increase in natural gas production. Natural gas production in the Gulf Coast region increased due to drilling in the County Line and Minden fields. In addition, natural gas production increased in the West region associated with an increase in the drilling program and increased in Canada due to increased drilling activity in the Hinton field. These increases were partially offset by a natural decline in natural gas production in the East region.

Brokered Natural Gas Revenue and Cost

	Three Months Ended June 30,				Variance
	2008		2007		Amount	Percent
Sales Price ($/Mcf)		$12.15		$8.68	$3.47	40%
Volume Brokered (Mmcf)	x	2,237	x	2,075	162	8%

Brokered Natural Gas Revenues (In thousands)		$27,188		$18,001

Purchase Price ($/Mcf)		$10.79		$7.74	$3.05	39%
Volume Brokered (Mmcf)	x	2,237	x	2,075	162	8%

Brokered Natural Gas Cost (In thousands)		$24,140		$16,051

Brokered Natural Gas Margin (In thousands)		$3,048		$1,950	$1,098	56%

(In thousands)
Sales Price Variance Impact on Revenue		$7,804
Volume Variance Impact on Revenue		1,430

		$9,234

(In thousands)
Purchase Price Variance Impact on Purchases		$(6,883)
Volume Variance Impact on Purchases		(1,253)

		$(8,136)

The increased brokered natural gas margin of $1.1 million is a result of an increase in sales price that outpaced the increase in purchase price as well as an increase in the volumes brokered in the second quarter of 2008 over the same period in the prior year.

Crude Oil and Condensate Revenues

Our average total company realized crude oil sales price, including the realized impact of derivative instruments, was $98.68 per Bbl for the second quarter of 2008 compared to $61.98 per Bbl for the second quarter of 2007. These prices include the realized impact of derivative instrument settlements, which decreased the price by $21.19 per Bbl in 2008. There was no realized impact of derivative instrument settlements in the second quarter of 2007. There was no revenue impact from the unrealized change in crude oil and condensate derivative fair value for the three months ended June 30, 2008 or 2007.

	Three Months Ended June 30,		Variance
	2008	2007	Amount	Percent
Crude Oil Production (Mbbl)
East	6	7	(1)	(14)%
Gulf Coast	136	161	(25)	(16)%
West	42	42	—	—
Canada	5	4	1	25%

Total Company	189	214	(25)	(12)%

Crude Oil Sales Price ($/Bbl)
East	$118.33	$59.41	$58.92	99%
Gulf Coast	$91.87	$62.28	$29.59	48%
West	$118.18	$62.76	$55.42	88%
Canada	$96.89	$48.51	$48.38	100%
Total Company	$98.68	$61.98	$36.70	59%

Crude Oil Revenue (In thousands)
East	$684	$397	$287	72%
Gulf Coast	12,456	9,985	2,471	25%
West	4,961	2,654	2,307	87%
Canada	499	227	272	120%

Total Company	$18,600	$13,263	$5,337	40%

Price Variance Impact on Crude Oil Revenue (In thousands)
East	$340
Gulf Coast	4,013
West	2,307
Canada	225

Total Company	$6,885

Volume Variance Impact on Crude Oil Revenue (In thousands)
East	$(53)
Gulf Coast	(1,542)
West	—
Canada	47

Total Company	$(1,548)

The increase in realized crude oil prices, partially offset by a decrease in production, resulted in a net revenue increase of $5.3 million. The decrease in oil production is mainly the result of a natural decline in crude oil production in the Gulf Coast region.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized impact of cash settlements and the net unrealized change in fair value of derivative instruments:

	Three Months Ended June 30,
	2008		2007
(In thousands)	Realized	Unrealized	Realized	Unrealized
Operating Revenues - Increase / (Decrease) to Revenue
Cash Flow Hedges
Natural Gas Production	$(21,414)	$(2,909)	$13,126	$—
Crude Oil	(4,004)	—	—	—

Total Cash Flow Hedges	$(25,418)	$(2,909)	$13,126	$—

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

Operating Expenses

Total costs and expenses from operations increased by $45.1 million in the second quarter of 2008 compared to the same period of 2007. The primary reasons for this fluctuation are as follows:

•

General and Administrative expenses increased by $20.5 million in the second quarter of 2008 compared with the second quarter of 2007. This is primarily due to increased stock compensation expense related to the payout of the final bonus in our supplemental employee incentive plan that commenced in January 2008 as well as increased expense related to our performance shares.

•

Depreciation, Depletion and Amortization increased by $8.2 million in the second quarter of 2008 compared with the second quarter of 2007. This is primarily due to the impact on the DD&A rate of higher capital costs and commencement of production in an East Texas field and Canada.

•

Brokered Natural Gas Cost increased by $8.0 million from the second quarter of 2007 to the second quarter of 2008. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•

Taxes Other Than Income increased by $4.6 million from the second quarter of 2007 to the second quarter of 2008 primarily due to higher production taxes as a result of higher operating revenues and, to a lesser extent, higher ad valorem taxes, partially offset by lower franchise taxes.

•

Direct Operations expenses increased by $3.6 million from the second quarter of 2007 to the second quarter of 2008 primarily due to higher personnel and labor expenses, maintenance expenses, treating costs and compressor costs.

Interest Expense, Net

Interest expense, net increased by $2.7 million in the second quarter of 2008 primarily due to higher average credit facility borrowings and lower interest income from short-term investments, offset in part by a lower weighted-average interest rate on our revolving credit facility borrowings and lower outstanding borrowings on our 7.19% fixed rate debt. Weighted-average borrowings under our credit facility based on daily balances were approximately $206 million during the second quarter of 2008 compared to approximately $3 million during the second quarter of 2007. The weighted-average effective interest rate on the credit facility decreased to 4.5% in the second quarter of 2008 from 8.3% in the second quarter of 2007.

Income Tax Expense

Income tax expense increased by $8.0 million due to a comparable increase in our pre-tax income. The effective tax rate for the second quarter of 2008 and 2007 was 37.8% and 37.9%, respectively. The decrease in the effective tax rate is primarily due to a reduction in our overall state income tax rate for 2008.

Six Months of 2008 and 2007 Compared

We reported net income in the first six months of 2008 of $100.6 million, or $1.03 per share. For the corresponding period of 2007, we reported net income of $89.9 million, or $0.93 per share. Net income increased in the first half of 2008 by $10.7 million, primarily due to an increase in operating revenues, partially offset by increased operating, interest and income tax expenses and a decrease in gain on sale of assets. Operating revenues increased by $101.1 million, largely due to increases in both natural gas production and brokered revenues and crude oil and condensate revenues. Operating expenses increased by $68.4 million between periods largely due to increased general and administrative expenses resulting from higher stock compensation, higher DD&A and, to a lesser extent, higher brokered natural gas costs and taxes other than income. In addition, net income was impacted by a decrease in gain on sale of assets of $11.9 million as well as an increase in expenses of $10.1 million resulting from a combination of increased income tax expense and interest and other expenses. Income tax expense was higher in the 2008 period as a result of higher income before income taxes in the first six months of 2008 compared to the first six months of 2007, partially offset by a slight decrease in the effective tax rate primarily due to a reduction in our overall state income tax liability.

Natural Gas Production Revenues

Our average total company realized natural gas production sales price, including the realized impact of derivative instruments, was $8.63 per Mcf for the six months ended June 30, 2008 compared to $7.33 per Mcf for the comparable period of the prior year. These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.48 per Mcf in 2008 and increased the price by $0.77 per Mcf in 2007. The following table excludes the unrealized loss from the change in derivative fair value of $2.9 million, which has been included within Natural Gas Production Revenues in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2008. There was no revenue impact from the unrealized change in natural gas derivative fair value for the six months ended June 30, 2007.

	Six Months Ended June 30,		Variance
	2008	2007	Amount	Percent
Natural Gas Production (Mmcf)
East	11,935	11,923	12	—
Gulf Coast	15,116	12,934	2,182	17%
West	13,481	12,822	659	5%
Canada	2,589	2,002	587	29%

Total Company	43,121	39,681	3,440	9%

Natural Gas Production Sales Price ($/Mcf)
East	$8.96	$7.97	$0.99	12%
Gulf Coast	$9.35	$8.01	$1.34	17%
West	$7.67	$6.26	$1.41	23%
Canada	$7.91	$5.97	$1.94	32%
Total Company	$8.63	$7.33	$1.30	18%

Natural Gas Production Revenue (In thousands)
East	$106,921	$94,986	$11,935	13%
Gulf Coast	141,311	103,644	37,667	36%
West	103,442	80,303	23,139	29%
Canada	20,483	11,945	8,538	71%

Total Company	$372,157	$290,878	$81,279	28%

Price Variance Impact on Natural Gas Production Revenue (In thousands)
East	$11,839
Gulf Coast	20,181
West	19,009
Canada	5,033

Total Company	$56,062

Volume Variance Impact on Natural Gas Production Revenue (In thousands)
East	$96
Gulf Coast	17,486
West	4,130
Canada	3,505

Total Company	$25,217

The increase in Natural Gas Production Revenue of $81.3 million is due to the increase in realized natural gas sales prices in addition to an increase in natural gas production. Natural gas production in the Gulf Coast region increased due to drilling in the County Line and Minden fields. In addition, natural gas production increased in the West region associated with an increase in the drilling program and increased in Canada due to increased drilling in the Hinton field.

Brokered Natural Gas Revenue and Cost

	Six Months Ended June 30,				Variance
	2008		2007		Amount	Percent
Sales Price ($/Mcf)		$10.49		$8.86	$1.63	18%
Volume Brokered (Mmcf)	x	5,990	x	5,778	212	4%

Brokered Natural Gas Revenues (In thousands)		$62,808		$51,178

Purchase Price ($/Mcf)		$9.09		$7.74	$1.35	17%
Volume Brokered (Mmcf)	x	5,990	x	5,778	212	4%

Brokered Natural Gas Cost (In thousands)		$54,430		$44,750

Brokered Natural Gas Margin (In thousands)		$8,378		$6,428	$1,950	30%

(In thousands)
Sales Price Variance Impact on Revenue		$9,800
Volume Variance Impact on Revenue		1,878

		$11,678

(In thousands)
Purchase Price Variance Impact on Purchases		$(8,087)
Volume Variance Impact on Purchases		(1,641)

		$(9,728)

The increased brokered natural gas margin of $2.0 million is a result of an increase in sales price that outpaced the increase in purchase price as well as an increase in the volumes brokered in the first half of 2008 over the same period in the prior year.

Crude Oil and Condensate Revenues

Our average total company realized crude oil sales price, including the realized impact of derivative instruments, was $92.58 per Bbl for the first six months of 2008 compared to $57.76 per Bbl for the first six months of 2007. These prices include the realized impact of derivative instrument settlements, which decreased the price by $14.88 per Bbl in 2008 and increased the price by $0.43 per Bbl in 2007. There was no revenue impact from the unrealized change in crude oil and condensate derivative fair value for the six months ended June 30, 2008 or 2007.

	Six Months Ended June 30,		Variance
	2008	2007	Amount	Percent
Crude Oil Production (Mbbl)
East	12	13	(1)	(8)%
Gulf Coast	280	309	(29)	(9)%
West	76	87	(11)	(13)%
Canada	11	10	1	10%

Total Company	379	419	(40)	(10)%

Crude Oil Sales Price ($/Bbl)
East	$103.89	$56.60	$47.29	84%
Gulf Coast	$88.11	$57.85	$30.26	52%
West	$108.12	$58.33	$49.79	85%
Canada	$87.26	$51.77	$35.49	69%
Total Company	$92.58	$57.76	$34.82	60%

Crude Oil Revenue (In thousands)
East	$1,227	$721	$506	70%
Gulf Coast	24,657	17,857	6,800	38%
West	8,204	5,088	3,116	61%
Canada	999	539	460	85%

Total Company	$35,087	$24,205	$10,882	45%

Price Variance Impact on Crude Oil Revenue (In thousands)
East	$558
Gulf Coast	8,467
West	3,779
Canada	406

Total Company	$13,210

Volume Variance Impact on Crude Oil Revenue (In thousands)
East	$(52)
Gulf Coast	(1,667)
West	(663)
Canada	54

Total Company	$(2,328)

The increase in realized crude oil prices, partially offset by a decrease in production, resulted in a net revenue increase of $10.9 million. The decrease in oil production is mainly the result of a natural decline in crude oil production in the Gulf Coast and West regions.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized impact of cash settlements and the net unrealized change in fair value of derivative instruments:

	Six Months Ended June 30,
	2008		2007
(In thousands)	Realized	Unrealized	Realized	Unrealized
Operating Revenues - Increase / (Decrease) to Revenue
Cash Flow Hedges
Natural Gas Production	$(20,802)	$(2,909)	$30,719	$—
Crude Oil	(5,638)	—	182	—

Total Cash Flow Hedges	$(26,440)	$(2,909)	$30,901	$—

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

Operating Expenses

Total costs and expenses from operations increased by $68.4 million in the first half of 2008 compared to the same period of 2007. The primary reasons for this fluctuation are as follows:

•

General and Administrative expenses increased by $29.8 million in the first half of 2008 compared with the first half of 2007. This is primarily due to increased stock compensation expense related to the payouts of our supplemental employee incentive plan bonuses as well as increased expense related to our performance shares.

•

Depreciation, Depletion and Amortization increased by $16.3 million in the first six months of 2008 compared with the first six months of 2008. This is primarily due to the impact on the DD&A rate of higher capital costs and commencement of production in an East Texas field and Canada.

•

Brokered Natural Gas Cost increased by $9.6 million from the first six months of 2007 to the first six months of 2008. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•

Taxes Other Than Income increased by $8.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008 due to higher production taxes as a result of higher operating revenues and, to a lesser extent, higher ad valorem taxes, partially offset by lower franchise taxes.

•

Direct Operations expenses increased by $4.0 million from the first half of 2007 to the first half of 2008 primarily due to higher maintenance expenses, treating costs, personnel and labor expenses and compressor costs.

Interest Expense, Net

Interest expense, net increased by $4.7 million in the first half of 2008 primarily due to higher average credit facility borrowings and lower interest income from our short-term investments, offset in part by a lower weighted-average interest rate on our revolving credit facility borrowings and lower outstanding borrowings on our 7.19% fixed rate debt. Weighted-average borrowings under our credit facility based on daily balances were approximately $182 million during the first half of 2008 compared to approximately $3 million during the first half of 2007. The weighted-average effective interest rate on the credit facility decreased to 5.1% in the first six months of 2008 from 8.3% in the first six months of 2007.

Income Tax Expense

Income tax expense increased by $5.4 million due to a comparable increase in our pre-tax income. The effective tax rate for the first six months of 2008 and 2007 was 36.3% and 36.6%, respectively. The decrease in the effective tax rate is primarily due to a reduction in our overall state income tax rate for 2008.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. In addition, all prior period earnings per share data presented should be adjusted retrospectively and early application is not permitted. We do not believe that FSP No. EITF 03-6-1 will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The FASB does not expect that SFAS No. 162 will have a change in current practice, and we do not believe that SFAS No. 162 will have an impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 clarifies that a noncontrolling interest (previously commonly referred to as a minority interest) in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity in the consolidated financial statements. The presentation of the consolidated income statement has been changed by SFAS No. 160, and consolidated net income attributable to both the parent and the noncontrolling interest is now required to be reported separately. Previously, net income attributable to the noncontrolling interest was typically reported as an expense or other deduction in arriving at consolidated net income and was often combined with other financial statement amounts. In addition, the ownership interests in subsidiaries held by parties other than the parent must be clearly identified, labeled, and presented in equity in the consolidated financial statements separately from the parent’s equity. Subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity interest in the former subsidiary must be initially measured at fair value. Expanded disclosures, including a reconciliation of equity balances of the parent and noncontrolling interest, are also required. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Prospective application is required. At this time, we do not have any material noncontrolling interests in consolidated subsidiaries. Therefore, we do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position, results of operations or cash flows.

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

During the first six months of 2008, natural gas price swaps covered 2,465 Mmcf of our gas production, or six percent of our first six months of 2008 gas production at an average price of $7.44 per Mcf. During the first half of 2008, we entered into natural gas price swaps covering a portion of our anticipated 2008, 2009 and 2010 production (including production related to the pending East Texas acquisition).

At June 30, 2008, we had open natural gas price swap contracts covering a portion of our anticipated 2008, 2009 and 2010 production as follows:

	Natural Gas Price Swaps
Contract Period	Volume in Mmcf	Weighted-Average Contract Price (per Mcf)	Net Unrealized Loss (In thousands)
As of June 30, 2008
Third Quarter 2008	3,678	$11.22
Fourth Quarter 2008	3,678	11.22

Six Months Ended December 31, 2008	7,356	$11.22	$(18,044)

First Quarter 2009	3,964	$12.18
Second Quarter 2009	4,009	12.18
Third Quarter 2009	4,053	12.18
Fourth Quarter 2009	4,053	12.18

Year Ended December 31, 2009	16,079	$12.18	$(24,584)

First Quarter 2010	4,758	$11.43
Second Quarter 2010	4,811	11.43
Third Quarter 2010	4,863	11.43
Fourth Quarter 2010	4,863	11.43

Year Ended December 31, 2010	19,295	$11.43	$(17,201)

We had no crude oil price swaps covering our first six months of 2008 production. During the first half of 2008, we entered into crude oil price swaps covering a portion of our anticipated 2008, 2009 and 2010 production. At June 30, 2008, we had open crude oil price swap contracts covering a portion of our anticipated 2008, 2009 and 2010 production as follows:

	Crude Oil Price Swaps
Contract Period	Volume in Mbbl	Contract Price (per Bbl)	Net Unrealized Loss (In thousands)
As of June 30, 2008
Third Quarter 2008	46	$127.15
Fourth Quarter 2008	46	127.15

Six Months Ended December 31, 2008	92	$127.15	$(1,264)

First Quarter 2009	90	$125.25
Second Quarter 2009	91	125.25
Third Quarter 2009	92	125.25
Fourth Quarter 2009	92	125.25

Year Ended December 31, 2009	365	$125.25	$(5,413)

First Quarter 2010	90	$125.00
Second Quarter 2010	91	125.00
Third Quarter 2010	92	125.00
Fourth Quarter 2010	92	125.00

Year Ended December 31, 2010	365	$125.00	$(4,543)

Hedges on Production – Options

From time to time, we enter into natural gas and crude oil collar agreements with counterparties to hedge price risk associated with a portion of our production. These cash flow hedges are not held for trading purposes. Under the collar arrangements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. During the first six months of 2008, natural gas price collars covered 24,624 Mmcf, or 57%, of our first half of 2008 gas production, with a weighted-average floor of $8.45 per Mcf and a weighted-average ceiling of $10.55 per Mcf.

At June 30, 2008, we had open natural gas price collar contracts covering a portion of our anticipated 2008 and 2009 production as follows:

	Natural Gas Price Collars
Contract Period	Volume in Mmcf	Weighted-Average Ceiling / Floor (per Mcf)	Net Unrealized Loss (In thousands)
As of June 30, 2008
Third Quarter 2008	14,775	$10.83 / $8.59
Fourth Quarter 2008	14,775	10.83 / 8.59

Six Months Ended December 31, 2008	29,550	$10.83 / $8.59	$(107,283)

First Quarter 2009	11,652	$12.39 / $9.40
Second Quarter 2009	11,781	12.39 / 9.40
Third Quarter 2009	11,910	12.39 / 9.40
Fourth Quarter 2009	11,910	12.39 / 9.40

Year Ended December 31, 2009	47,253	$12.39 / $9.40	$(98,156)

During the first six months of 2008, a crude oil price collar covered 182 Mbbls, or 48%, of our first six months of 2008 crude oil production, with a floor of $60.00 per Bbl and a ceiling of $80.00 per Bbl.

At June 30, 2008 we had one open crude oil price collar contract covering a portion of our anticipated 2008 production as follows:

	Crude Oil Price Collar
Contract Period	Volume in Mbbl	Ceiling / Floor (per Bbl)	Net Unrealized Loss (In thousands)
As of June 30, 2008
Third Quarter 2008	92	$80.00 / $60.00
Fourth Quarter 2008	92	80.00 / 60.00

Six Months Ended December 31, 2008	184	$80.00 / $60.00	$(12,792)

We are exposed to market risk on these open contracts, to the extent of changes in market prices of natural gas and crude oil. However, the market risk exposure on these hedged contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity that is hedged.

The amounts set forth under the net unrealized loss columns in the tables above represent our total unrealized loss position at June 30, 2008. Also included in our total loss on the Condensed Consolidated Balance Sheet is a reduction in our current and long-term liability for derivative contracts of $4.9 million and $1.6 million, respectively, related to our assessment of our nonperformance risk. This risk was evaluated by using a market credit spread provided by our bank.

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

There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Acquired properties may not be worth what we pay due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.

Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include exploration potential, future natural gas and oil prices, operating costs, and potential environmental and other liabilities. These assessments are complex and inherently imprecise. Our review of the properties we have agreed to acquire in the East Texas acquisition will not necessarily reveal all existing or potential problems. In addition, our review may not allow us to fully assess the potential deficiencies of the properties. We do not inspect every well, and even when we inspect a well we may not discover structural, subsurface, or environmental problems that may exist or arise. We may not be entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and our contractual indemnification may not be effective. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties.

The integration of the properties we acquire could be difficult, and may divert management’s attention away from our existing operations.

The integration of the properties we acquire could be difficult, and may divert management’s attention and financial resources away from our existing operations. These difficulties include:

•	the challenge of integrating the acquired properties while carrying on the ongoing operations of our business; and

•	the possibility of faulty assumptions underlying our expectations.

The process of integrating our operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our existing business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a share repurchase program under which the Company may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the six months ended June 30, 2008, the Company did not repurchase any shares of common stock. All purchases executed to date have been through open market transactions. The maximum number of shares that may yet be purchased under the plan as of June 30, 2008 was 4,795,300.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On April 30, 2008, the Company held its Annual Meeting of Stockholders. At this meeting, the Company’s stockholders voted on the following two matters:

•	the election of two directors and

•	the ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for its 2008 fiscal year.

Of the 97,788,536 shares entitled to vote, 92,483,113 were present at the meeting in person or represented by proxy. Below are the results of the voting.

Shareholders voted to re-elect two directors by the following vote:

Dan O. Dinges
For:	88,345,984
Withheld:	4,137,129

William P. Vititoe
For:	88,327,883
Withheld:	4,155,230

The terms of office of directors David M. Carmichael, Robert L. Keiser, Robert Kelley and P. Dexter Peacock continued beyond the meeting date. As previously reported, John G.L. Cabot retired from the Board of Directors, in accordance with the Board’s mandatory retirement guidelines, following the conclusion of the annual meeting.

Shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for its 2008 fiscal year by the following vote:

For	87,750,151
Against	4,683,164
Abstain	49,798

ITEM 6.	Exhibits

4.1	Credit Agreement dated as of October 28, 2002 among the Company, the Banks Parties Hereto and Fleet National Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2002).
(a) Amendment No. 1 to Credit Agreement dated December 10, 2004 (Form 10-K for 2004).
(b) Amendment No. 2 to Credit Agreement dated June 18, 2008.
(c) Amendment No. 3 to Credit Agreement dated June 18, 2008.

4.2	Note Purchase Agreement dated July 16, 2008 between Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K for July 16, 2008).

10.1	Purchase and Sale Agreement dated June 3, 2008 by and among Enduring Resources, LLC, Mustang Drilling, Inc., Minden Gathering Services, LLC and Cabot Oil & Gas Corporation.

10.2	Supplemental Employee Incentive Plan II of the Company, effective July 1, 2008.

15.1	Awareness letter of PricewaterhouseCoopers LLP

31.1	302 Certification - Chairman, President and Chief Executive Officer

31.2	302 Certification - Vice President and Chief Financial Officer

32.1	906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

July 29, 2008	By:	/s/ Dan O. Dinges
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2008	By:	/s/ Scott C. Schroeder
Scott C. Schroeder
Vice President and Chief Financial Officer
(Principal Financial Officer)

July 29, 2008	By:	/s/ Henry C. Smyth
Henry C. Smyth
Vice President, Controller and Treasurer
(Principal Accounting Officer)