Form 10-Q
period 2010-09-30
CABOT OIL & GAS CORP
filed 2010-10-29
CIK 858470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of October 26, 2010, there were 103,973,084 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
OPERATING REVENUES
Natural Gas Production	$187,094	$177,807	$512,936	$538,542
Brokered Natural Gas	11,675	9,032	49,896	54,117
Crude Oil and Condensate	19,234	19,574	60,427	50,026
Other	1,127	608	3,901	3,099

	219,130	207,021	627,160	645,784
OPERATING EXPENSES
Brokered Natural Gas Cost	10,281	7,786	43,342	48,219
Direct Operations - Field and Pipeline	26,466	23,012	73,796	71,564
Taxes Other Than Income	8,489	10,719	31,135	34,531
Exploration	9,665	14,395	28,324	31,258
Impairment of Oil & Gas Properties	35,789	0	35,789	0
Depreciation, Depletion and Amortization	85,355	62,037	235,579	188,967
General and Administrative	21,077	14,921	49,675	49,103

	197,122	132,870	497,640	423,642
Gain / (Loss) on Sale of Assets	265	572	5,411	(3,283)

INCOME FROM OPERATIONS	22,273	74,723	134,931	218,859
Interest Expense and Other	16,758	14,857	47,439	44,129

Income Before Income Taxes	5,515	59,866	87,492	174,730
Income Tax Expense	1,617	20,969	33,215	62,751

NET INCOME	$3,898	$38,897	$54,277	$111,979

Earnings Per Share
Basic	$0.04	$0.38	$0.52	$1.08
Diluted	$0.04	$0.37	$0.52	$1.07
Weighted-Average Shares Outstanding
Basic	103,955	103,647	103,889	103,603
Diluted	105,225	104,917	105,144	104,583
Dividends per Common Share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	$37,588	$40,158
Accounts Receivable, Net	75,520	80,362
Income Taxes Receivable	3,913	8,909
Inventories	32,342	27,990
Derivative Instruments	65,294	114,686
Other Current Assets	6,328	9,397

Total Current Assets	220,985	281,502
Properties and Equipment, Net (Successful Efforts Method)	3,663,186	3,358,199
Derivative Instruments	4,245	0
Other Assets	58,294	43,700

	$3,946,710	$3,683,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$168,042	$215,588
Current Portion of Long-Term Debt	75,000	0
Deferred Income Taxes	21,864	35,104
Accrued Liabilities	39,633	58,049

Total Current Liabilities	304,539	308,741
Pension and Postretirement Benefits	43,438	54,835
Long-Term Debt	1,020,000	805,000
Deferred Income Taxes	676,106	644,801
Other Liabilities	59,289	57,510

Total Liabilities	2,103,372	1,870,887

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common Stock:
Authorized — 240,000,000 Shares of $0.10 Par Value in 2010 and 2009 Issued — 104,166,272 Shares and 103,856,447 Shares in 2010 and 2009, respectively	10,417	10,386
Additional Paid-in Capital	714,172	705,569
Retained Earnings	1,102,401	1,057,472
Accumulated Other Comprehensive Income	19,697	42,436
Less Treasury Stock, at Cost:
202,200 Shares in 2010 and 2009, respectively	(3,349)	(3,349)

Total Stockholders’ Equity	1,843,338	1,812,514

	$3,946,710	$3,683,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$54,277	$111,979
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	235,579	188,967
Impairment of Oil & Gas Properties	35,789	0
Deferred Income Tax Expense	30,465	74,773
(Gain) / Loss on Sale of Assets	(5,411)	3,283
Exploration Expense	10,473	31,258
Unrealized Loss / (Gain) on Derivative Instruments	(162)	418
Stock-Based Compensation Expense and Other	13,182	19,894
Changes in Assets and Liabilities:
Accounts Receivable, Net	4,842	56,474
Income Taxes	4,937	(17,834)
Inventories	(4,353)	8,908
Other Current Assets	3,070	2,435
Accounts Payable and Accrued Liabilities	(14,252)	(49,097)
Other Assets and Liabilities	(836)	(1,243)
Stock-Based Compensation Tax Benefit	(108)	(13,085)

Net Cash Provided by Operating Activities	367,492	417,130

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(658,123)	(426,177)
Proceeds from Sale of Assets	21,033	80,180

Net Cash Used in Investing Activities	(637,090)	(345,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Debt	300,000	90,000
Repayments of Debt	(10,000)	(147,000)
Stock-Based Compensation Tax Benefit	108	13,085
Dividends Paid	(9,348)	(9,323)
Capitalized Debt Issuance Costs	(13,696)	(10,409)
Other	(36)	83

Net Cash Provided by / (Used in) Financing Activities	267,028	(63,564)

Net (Decrease) / Increase in Cash and Cash Equivalents	(2,570)	7,569
Cash and Cash Equivalents, Beginning of Period	40,158	28,101

Cash and Cash Equivalents, End of Period	$37,588	$35,670

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

In 2009, the Company reorganized its operations by combining the Rocky Mountain and Appalachian areas to form the North region and by combining the Anadarko Basin with its Texas and Louisiana areas to form the South region. Certain prior year amounts have been reclassified to reflect this reorganization. Additionally, the Company exited Canada through the sale of its properties. Prior to the third quarter of 2009, the Company presented the geographic areas as East, Gulf Coast, West and Canada.

With respect to the unaudited financial information of the Company as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2010 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2. PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2010	December 31, 2009
Unproved Oil and Gas Properties	$476,996	$423,373
Proved Oil and Gas Properties	4,544,204	4,118,005
Gathering and Pipeline Systems	317,027	294,755
Land, Building and Other Equipment	83,797	77,474

	5,422,024	4,913,607
Accumulated Depreciation, Depletion and Amortization	(1,758,838)	(1,555,408)

	$3,663,186	$3,358,199

At September 30, 2010, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.

The Company recorded a $35.8 million impairment of oil and gas properties in the third quarter 2010 due to continued price declines and limited activity in two south Texas fields. These fields were reduced to fair value of approximately $15.4 million using discounted future cash flows. The fair value of these fields was based on significant inputs that were not observable in the market and are considered to be level 3 inputs as defined in ASC 820. Refer to Note 8 for more information and a description of fair value hierarchy. Key assumptions include (1) oil and natural gas prices (adjusted to quality and basis differentials), (2) projections of estimated quantities of oil and gas reserves and production, (3) estimates of future development and production costs and (4) risk adjusted discount rates (14% at September 30, 2010).

Divestitures

In April 2009, the Company sold substantially all of its Canadian properties to a private Canadian company. Total consideration received from the sale was $84.4 million, consisting of $64.3 million in cash and $20.1 million in common stock of a privately held Canadian company (included in Other Assets in the Condensed Consolidated Balance Sheet at September 30, 2010 and December 31, 2009). The common stock investment is being accounted for using the cost method. The total net book value of the Canadian properties sold was $95.0 million.

The Company recognized a $3.3 million aggregate loss on sale of assets in the first nine months of 2009. The Company recorded a $16.0 million loss on sale of assets during the second quarter of 2009, primarily due to the sale of the Canadian properties described above. The Company recognized a $12.7 million gain on sale of assets in the first quarter of 2009 primarily related to the sale of the Thornwood properties in the North region. Cash proceeds of $11.4 million were received from the sale of the Thornwood properties.

In June 2010, the Company sold its Woodford shale prospect located in Oklahoma to Continental Resources, Inc. The Company received approximately $15.9 million in cash proceeds and recognized a $10.3 million gain on sale of assets.

In July 2010, the Company sold certain oil and gas properties located in Colorado to Patera Oil & Gas LLC for approximately $3.0 million. During the second quarter of 2010, the Company recognized an impairment loss of approximately $5.8 million associated with the proposed sale of these properties. The impairment charge is included in Gain / (Loss) on Sale of Assets in the Condensed Consolidated Statement of Operations. Fair value of the impaired properties was determined using a market approach which considered the execution of a purchase and sale agreement the Company entered into on June 30, 2010. Accordingly, the inputs associated with the fair value of assets held for sale were considered level 2 in the fair value hierarchy.

In September 2010, the Company signed a purchase and sale agreement with a private company to sell certain oil and gas properties in the Texas panhandle for $11.5 million. The transaction is expected to close in the fourth quarter of 2010. The net book value of these properties as of September 30, 2010 was $0.1 million.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

3. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2010	December 31, 2009
ACCOUNTS RECEIVABLE, NET
Trade Accounts	$71,501	$78,656
Joint Interest Accounts	6,334	3,564
Other Accounts	1,731	1,756

	79,566	83,976
Allowance for Doubtful Accounts	(4,046)	(3,614)

	$75,520	$80,362

INVENTORIES
Natural Gas in Storage	$18,571	$14,434
Tubular Goods and Well Equipment	13,072	14,420
Pipeline Imbalances	699	(864)

	$32,342	$27,990

OTHER CURRENT ASSETS
Drilling Advances	$1,922	$3,417
Prepaid Balances	4,406	5,980

	$6,328	$9,397

OTHER ASSETS
Investment in Equity Securities	$20,636	$20,636
Rabbi Trust Deferred Compensation Plan	14,250	10,031
Deferred Charges for Credit Agreements	21,994	11,621
Other Accounts	1,414	1,412

	$58,294	$43,700

ACCOUNTS PAYABLE
Trade Accounts	$23,556	$17,434
Natural Gas Purchases	5,001	3,558
Royalty and Other Owners	36,947	40,080
Capital Costs	87,265	141,122
Taxes Other Than Income	2,415	4,267
Drilling Advances	534	864
Wellhead Gas Imbalances	5,072	4,140
Other Accounts	7,252	4,123

	$168,042	$215,588

ACCRUED LIABILITIES
Employee Benefits	$6,986	$11,222
Pension and Postretirement Benefits	1,469	1,469
Taxes Other Than Income	18,844	22,780
Interest Payable	11,010	20,205
Derivative Instruments	0	425
Other Accounts	1,324	1,948

	$39,633	$58,049

OTHER LIABILITIES
Rabbi Trust Deferred Compensation Plan	$20,263	$19,087
Asset Retirement Obligation	30,797	29,676
Derivative Instruments	1,792	1,954
Other Accounts	6,437	6,793

	$59,289	$57,510

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4. LONG-TERM DEBT

The Company’s debt consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Long-Term Debt
7.33% Weighted-Average Fixed Rate Notes	$170,000	$170,000
6.51% Weighted-Average Fixed Rate Notes	425,000	425,000
9.78% Notes	67,000	67,000
Credit Facility	433,000	143,000
Current Maturities
7.33% Weighted-Average Fixed Rate Notes	(75,000)	0

Long-Term Debt, excluding Current Maturities	$1,020,000	$805,000

In September 2010, the Company amended and restated its revolving credit facility. The credit facility provides for an available credit line of $900 million and contains an accordion feature allowing the Company to increase the available credit line to $1.0 billion, if any one or more of the existing banks or new banks agree to provide such increased commitment amount. The credit facility also provides for the issuance of letters of credit, which would reduce the Company’s borrowing capacity. The amended facility provides for a $1.5 billion borrowing base and matures in September 2015.

All other terms and conditions of the amended credit facility are consistent with the terms and conditions of the April 2009 credit agreement, as amended in June 2010. The Company had previously amended the credit facility in June 2010 to provide that the Company’s asset coverage ratio under the credit facility be calculated in accordance with the agreements governing the senior notes, which are further discussed below.

In conjunction with entering into the September 2010 amended credit facility, the Company incurred $11.7 million of debt issuance costs, which were capitalized and will be amortized over the term of the amended credit facility. Approximately $6.3 million in unamortized costs associated with the original credit facility, as amended in June 2010, will be amortized over the term of the amended credit facility in accordance with ASC 470-50, “Debt Modifications and Extinguishments.”

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

At September 30, 2010, the Company had $433.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 3.78% and $466.7 million available for future borrowings. In addition, the Company had letters of credit outstanding at September 30, 2010 of $0.3 million.

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

The following is a calculation of basic and diluted weighted-average shares outstanding for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-Average Shares—Basic	103,955	103,647	103,889	103,603
Dilution Effect of Stock Options, Stock Appreciation Rights and Stock Awards at End of Period	1,270	1,270	1,255	980

Weighted-Average Shares—Diluted	105,225	104,917	105,144	104,583

Weighted-Average Stock Awards and Shares
Excluded from Diluted Earnings per Share due to the Anti-Dilutive Effect	0	213	220	233

6. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is a defendant in various legal proceedings arising in the normal course of business. When deemed necessary, the Company establishes reserves for certain legal proceedings. All known liabilities are accrued based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While the outcome and impact of such legal proceedings on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the Company’s condensed consolidated financial position or cash flow. Operating results, however, could be significantly impacted in the reporting periods in which such matters are resolved.

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

On April 15, 2010, the Company and PaDEP reached agreement on modifications to the Consent Order (First Modified Consent Order). In the First Modified Consent Order, PaDEP and the Company agreed that the Company will provide a permanent source of potable water to 14 households, most of which the Company has already been supplying with water. The Company agreed to plug and abandon three vertical wells in close proximity to two of the households and to bring into compliance a fourth well in the nine square mile area of concern in Susquehanna County. The Company agreed to complete these actions prior to any new well drilling permits being issued for drilling in Pennsylvania, and prior to initiating hydraulic fracturing of seven wells already drilled in the area of concern. The Company also agreed to postpone drilling of new wells in the area of concern until all obligations under the consent orders are fulfilled. In addition, the Company agreed to take certain other actions if requested by PaDEP, which could include the plugging and abandonment of up to 10 additional wells. In the event the PaDEP requires the Company to plug and abandon all 10 additional wells in the area of concern, the decrease in production would have a minimal impact on the Company’s overall production. Under the First Modified Consent Order, the Company paid a $240,000 civil penalty and agreed to pay an additional $30,000 per month until all obligations under the First Modified Consent Order are satisfied.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On July 19, 2010, the Company and the PaDEP entered a Second Modification to Consent Order (Second Modified Consent Order) under which the Company and the PaDEP agreed that the Company has satisfactorily plugged and abandoned the three vertical wells and brought the fourth well into compliance. As a result, the Company and the PaDEP agreed that the PaDEP will commence the processing and issuance of new well drilling permits outside the area of concern so long as the Company continues to provide temporary potable water and offers to provide gas/water separators to the 14 households. No penalties were assessed under the Second Modified Consent Order.

As required by the Second Modified Consent Order, the Company made offers to provide whole-house water treatment systems to the 14 households. As required by the First Modified Consent Order, on August 5, 2010 the Company filed with the PaDEP its report, prepared by its experts, finding that the Company’s well drilling and development activities are not the source of methane gas reported to be in the groundwater and water wells in the area of concern.

Despite the Company’s vigorous efforts to comply with the various consent orders, in a September 14, 2010 letter to the Company, the PaDEP rejected the Company’s expert report and determined that the Company’s drilling activities continue to cause the unpermitted discharge of natural gas into the groundwater and continue to affect residential water supplies in the area of concern. The PaDEP directed the Company, in accordance with the First Modified Consent Order, to plug or take other remedial actions at the remaining 10 wells and to contact the PaDEP to discuss connecting the impacted water supplies into a community public water system to permanently eliminate the continuing adverse affect to those water supplies. If the Company were ultimately required to take these actions, the estimated cost would be less than $18.0 million.

The Company believes that it is in full compliance with the various consent orders. In a September 28, 2010 reply letter to the PaDEP, the Company disagreed with the PaDEP’s rejection of the Company’s expert report, disagreed that the remaining 10 wells continue to impact groundwater and affect residential water supplies and disagreed that a community public water system is necessary or feasible. It is the Company’s position that offering installation of a whole-house water treatment system to the 14 households constitutes compliance with the Company’s obligations under these consent orders.

As of September 30, 2010, the Company has paid $510,000 and has agreed to pay an additional $30,000 per month until all obligations under the various consent orders are satisfied. The Company continues to have technical discussions with the staff of the PaDEP. There are no assurances that the PaDEP will not require additional actions.

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

During the first nine months of 2010, the Company entered into new firm gas transportation arrangements with third party pipelines to transport approximately 296 Mmcf/day in the North region. One of the new agreements commenced in the second quarter of 2010 and the remaining new agreements are expected to commence in the third and fourth quarters of 2011. These new agreements have terms of five to twelve years from the respective commencement dates. As of September 30, 2010, future obligations under firm gas transportation agreements, including the new agreements, were $243.5 million. As previously disclosed in the Form 10-K, obligations under firm gas transportation agreements in effect at December 31, 2009 were $80.4 million. For further information on these future obligations, please refer to Note 7 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Drilling Rig Commitments

In the Form 10-K, the Company disclosed that it had total commitments during 2010 of $6.4 million on two drilling rigs in the South region that are under contracts with initial terms of greater than one year. One of these contracts ended in the second quarter of 2010 and the second ended in the third quarter of 2010. As of September 30, 2010, the Company does not have any outstanding drilling commitments with initial terms greater than one year.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company periodically enters into commodity derivative instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. The Company’s credit agreement restricts the ability of the Company to enter into commodity hedges other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and not subjecting the Company to material speculative risks. All of the Company’s derivatives are used for risk

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

management purposes and are not held for trading purposes. As of September 30, 2010, the Company had 23 derivative contracts open: 15 natural gas price swap arrangements, six natural gas basis swaps and two crude oil price swap arrangements. During the first nine months of 2010, the Company entered into five new derivative contracts covering anticipated crude oil production for 2010 and natural gas production for 2011.

As of September 30, 2010, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price		Volume		Contract Period
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$9.30	per Mcf	9,038	Mmcf	October -December 2010
Natural Gas Swaps	$6.24	per Mcf	12,909	Mmcf	January -December 2011
Crude Oil Swaps	$104.25	per Bbl	184	Mbbl	October -December 2010
Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$(0.27)	per Mcf	16,123	Mmcf	January -December 2012

The change in fair value of derivatives designated as hedges that is effective is recorded to Accumulated Other Comprehensive Income in Stockholders’ Equity in the Balance Sheet. The ineffective portion of the change in the fair value of derivatives designated as hedges, and the change in fair value of derivatives not designated as hedges, are recorded currently in earnings as a component of Natural Gas Production and Crude Oil and Condensate Revenue.

The following schedules reflect the fair value of derivative instruments on the Company’s condensed consolidated financial statements:

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Value Asset (Liability)
(In thousands)	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Natural Gas Commodity Contracts	Derivative Contracts (current assets)	$61,052	$99,151
Natural Gas Commodity Contracts	Accrued Liabilities	0	$(425)
Natural Gas Commodity Contracts	Derivative Contracts (long-term assets)	4,245	0
Crude Oil Commodity Contracts	Derivative Contracts (current assets)	4,242	15,535

		$69,539	$114,261
Derivatives Not Designated as Hedging Instruments
Natural Gas Commodity Contracts	Other Liabilities	$(1,792)	$(1,954)

		$67,747	$112,307

At September 30, 2010 and December 31, 2009, unrealized gains of $69.5 million ($43.1 million, net of tax) and $114.3 million ($71.9 million, net of tax), respectively, were recorded in Accumulated Other Comprehensive Income. Based upon estimates at September 30, 2010, the Company expects to reclassify $40.5 million in after-tax income associated with its commodity hedges from Accumulated Other Comprehensive Income to the Condensed Consolidated Statement of Operations over the next 12 months.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives Designated as Hedging Instruments (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009		2010	2009	2010	2009
Natural Gas Commodity Contracts	$25,364	$1,296	$76,302	$142,990	Natural Gas Production Revenues	$39,461	$102,787	$109,714	$285,453
Crude Oil Contracts	(606)	956	3,212	(3,345)	Crude Oil and Condensate Revenues	5,160	5,241	14,522	18,597

	$24,758	$2,252	$79,514	$139,645		$44,621	$108,028	$124,236	$304,050

For the three and nine months ended September 30, 2010 and 2009, respectively, there was no ineffectiveness recorded in our condensed consolidated statement of operations related to our derivative instruments.

Derivatives Not Designated as Hedging Instruments (In thousands)	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Natural Gas Commodity Contracts	Natural Gas Production Revenues	$(193)	$(1,233)	$162	$(418)

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

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets, at fair value on a nonrecurring basis. During the nine months ended September 30, 2010, the Company recorded impairment charges related to certain oil and gas properties. Refer to Note 2 for additional disclosures related to fair value associated with the impaired properties. As none of the Company’s other non-financial assets and liabilities were impaired as of September 30, 2010 and 2009 and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Financial Assets and Liabilities

Our financial assets and liabilities are measured at fair value on a recurring basis. The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Assets
Rabbi Trust Deferred Compensation Plan	$14,250	$0	$0	$14,250
Derivative Contracts	0	0	69,539	69,539

Total Assets	$14,250	$0	$69,539	$83,789

Liabilities
Rabbi Trust Deferred Compensation Plan	$20,263	$0	$0	$20,263
Derivative Contracts	0	0	(1,792)	(1,792)

Total Liabilities	$20,263	$0	$(1,792)	$18,471

The Company’s investments associated with its Rabbi Trust Deferred Compensation Plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available. The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using valuation models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. These estimates are verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness. The Company measured the nonperformance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions in which it has derivative transactions. The resulting reduction to the net receivable derivative contract position was $0.1 million. In times where the Company has net derivative contract liabilities, the nonperformance risk of the Company is evaluated using a market credit spread provided by the Company’s bank.

The following table sets forth a reconciliation of changes for the three and nine month periods ended September 30, 2010 and 2009 in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$87,803	$297,388	$112,307	$355,202
Total Gains or (Losses) (Realized or Unrealized):
Included in Earnings (1)	44,428	106,795	124,398	303,632
Included in Other Comprehensive Income	(19,863)	(105,776)	(44,722)	(164,405)
Purchases, Issuances and Settlements	(44,621)	(108,028)	(124,236)	(304,050)
Transfers In and/or Out of Level 3	0	0	0	0

Balance at end of period	$67,747	$190,379	$67,747	$190,379

(1)

A loss of $0.2 million and a gain of $0.2 million for the three and nine months ended September 30, 2010, respectively, and a loss of $1.2 million and $0.4 million for the three and nine months ended September 30, 2009, respectively, was unrealized and included in Natural Gas Production Revenues in the Statement of Operations.

There were no transfers between Level 1 and Level 2 measurements for the three and nine months ended September 30, 2010.

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

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$1,095,000	$1,258,007	$805,000	$863,559
Current Maturities	(75,000)	(78,760)	0	0

Long-Term Debt, excluding Current Maturities	$1,020,000	$1,179,247	$805,000	$863,559

9. COMPREHENSIVE INCOME / (LOSS)

Comprehensive Income / (Loss) includes Net Income and certain items recorded directly to Stockholders’ Equity and classified as Accumulated Other Comprehensive Income. The following tables illustrate the calculation of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(In thousands)	2010		2009
Net Income		$3,898		$38,897
Other Comprehensive Income / (Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $17,158 and $40,185, respectively		(27,463)		(67,843)
Changes in Fair Value of Hedge Positions, net of taxes of $(9,608) and $(837), respectively		15,150		1,415
Defined Benefit Pension and Postretirement Plans:
Effect of Plan Termination and Amendment, net of taxes of $(752) and $0, respectively	$1,242		$0
Settlement, net of taxes of $(785) and $0, respectively	1,280		0
Amortization of Net Obligation at Transition, net of taxes of $(60) and $(59), respectively	98		99
Amortization of Prior Service Cost, net of taxes of $(82) and $(66), respectively	131		113
Amortization of Net Loss, net of taxes of $(1,248) and $(358), respectively	2,038	4,789	605	817

Foreign Currency Translation Adjustment, net of taxes of $6 and $43, respectively		(42)		(73)

Total Other Comprehensive Income / (Loss)		(7,566)		(65,684)

Comprehensive Income / (Loss)		$(3,668)		$(26,787)

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Nine Months Ended September 30,
(In thousands)	2010		2009
Net Income		$54,277		$111,979
Other Comprehensive Income / (Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $46,695 and $113,598, respectively		(77,541)		(190,452)
Changes in Fair Value of Hedge Positions, net of taxes of $(30,730) and $(52,441), respectively		48,784		87,204
Defined Benefit Pension and Postretirement Plans:
Effect of Plan Termination and Amendment, net of taxes of $(752) and $0, respectively	$1,242		$0
Settlement, net of taxes of $(785) and $0, respectively	1,280		0
Amortization of Net Obligation at Transition, net of taxes of $(180) and $(177), respectively	294		297
Amortization of Prior Service Cost, net of taxes of $(97) and $(200), respectively	158		338
Amortization of Net Loss, net of taxes of $(1,818) and $(1,075), respectively	2,966	5,940	1,815	2,450

Foreign Currency Translation Adjustment, net of taxes of $(47) and $(4,124), respectively		78		6,961

Total Other Comprehensive Income / (Loss)		(22,739)		(93,837)

Comprehensive Income / (Loss)		$31,538		$18,142

Changes in the components of Accumulated Other Comprehensive Income, net of taxes, for the nine months ended September 30, 2010 were as follows:

Accumulated Other Comprehensive Income / (Loss), net of taxes (In thousands)	Net Gains / (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2009	$71,872	$(29,349)	$(87)	$42,436
Net change in unrealized gain on cash flow hedges, net of taxes of $15,965	$(28,757)			$(28,757)
Net change in defined benefit pension and postretirement plans, net of taxes of $(3,632)		5,940		$5,940
Change in foreign currency translation adjustment, net of taxes of $(47)			78	$78

Balance at September 30, 2010	$43,115	$(23,409)	$(9)	$19,697

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Qualified and Non-Qualified Pension Plans
Current Period Service Cost	$571	$861	$2,365	$2,583
Interest Cost	885	928	2,870	2,784
Expected Return on Plan Assets	(1,091)	(671)	(3,171)	(2,013)
Amortization of Prior Service Cost	213	13	255	39
Amortization of Net Loss	3,128	794	4,310	2,382
Curtailment Loss	424	0	424	0
Settlement	2,065	0	2,065	0

Net Periodic Pension Cost	$6,195	$1,925	$9,118	$5,775

Postretirement Benefits Other than Pension Plans
Current Period Service Cost	$316	$320	$949	$960
Interest Cost	424	398	1,271	1,195
Amortization of Prior Service Cost	0	167	0	500
Amortization of Net Loss	158	169	474	507
Amortization of Net Obligation at Transition	158	158	474	474

Total Postretirement Benefit Cost	$1,056	$1,212	$3,168	$3,636

Employer Contributions

The funding levels of the pension and postretirement plans are in compliance with standards set by applicable law or regulation. The Company does not have any required minimum funding obligations for its qualified pension plan in 2010. The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $0.5 million to its non-qualified pension plan and $1.0 million to the postretirement benefit plan during 2010. During the nine months ended September 30, 2010, the Company contributed $10 million to its qualified pension plan and $3.9 million to its non-qualified pension plan. Additional contributions may be made prior to December 31, 2010.

Termination and Amendment of Qualified and Non-Qualified Pension Plans

On July 28, 2010, the Company notified its employees of its plan to terminate its tax qualified defined benefit pension plan (qualified plan), with the plan and its related trust to be liquidated following appropriate filings with the Pension Benefit Guaranty Corporation and Internal Revenue Service, effective September 30, 2010. Because no further benefits will be accrued under this pension plan after September 30, 2010, the Company’s related supplemental nonqualified pension arrangements (non-qualified plan) that provide benefits by reference to the tax qualified plan will effectively be frozen and no additional benefits will be accrued under those arrangements after September 30, 2010. In conjunction with the termination of the qualified and nonqualified pension arrangements, the Company also amended the plans to allow for an age 55 early retirement enhancement to be available to all active participants as of September 30, 2010 regardless of their age and service as of that date.

Freezing the above plans resulted in a remeasurement of the pension obligations and plan assets as of July 28, 2010. The remeasurement, termination, and amendment of the plans resulted in a decrease in plan obligations of approximately $1.8 million, a decrease in plan assets of approximately $1.1 million and a decrease in Accumulated Other Comprehensive Income of approximately $1.2 million. In calculating the remeasurement, management used a discount rate of 5.25% for the qualified plan and 4.5% for the non-qualified plan, which was consistent with the Company’s methodology of determining the discount rate for these plans. The discount rate was based on a yield curve based on high-quality corporate bonds that could be purchased to settle the pension obligation. Management determined the discount rate by matching this yield curve with the timing and amounts of the expected benefit payments for the Company’s plans.

As a result of the freezing and termination of the Company’s qualified and non-qualified pension plans, the Company revised its amortization period for prior service costs and actuarial losses, which are now amortized over 17 months to reflect the expected amortization period until final distribution of assets from each plan. Prior service costs established in each plan prior to freeze were fully recognized in the third quarter of 2010 as a result of the plan freeze. Actuarial losses in the qualified pension plan were previously amortized over 10.6 years and actuarial losses in the non-qualified pension plan were previously amortized over 6 years.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the third quarter 2010, these actions increased pension cost by approximately $5.2 million, which included $0.4 million of one-time pension curtailment losses.

Amendment of Savings Investment Plan and Deferred Compensation Plan

In July 2010, the Company amended the Savings Investment Plan to provide for discretionary profit sharing contributions. The Company is presently contributing to this plan an amount equal to 9% of an eligible plan participant’s salary and bonus. The Company also amended the Deferred Compensation Plan to broaden the group of eligible employees that participate in the plan.

11. STOCK-BASED COMPENSATION

Stock-based compensation expense (including the supplemental employee incentive plan) during the first nine months of 2010 and 2009 was $9.4 million and $16.6 million, respectively, and is included in General and Administrative Expense in the Condensed Consolidated Statement of Operations. Stock-based compensation expense in the third quarter of 2010 and 2009 was $3.8 million and $5.3 million, respectively.

Due to the Company’s net operating loss carryforward position, no income tax benefit related to stock-based compensation has been recognized for 2010. During the third quarter of 2009, the Company realized a $13.1 million tax benefit related primarily to the federal tax deduction in excess of book compensation cost for employee stock-based compensation for 2008 and, to a lesser extent, book compensation cost exceeding federal tax deduction for 2009 and state tax deductions for 2007. For regular federal income tax purposes, the Company was in a net operating loss position in 2008. In accordance with ASC 718, the Company is able to recognize this tax benefit only to the extent it reduces the Company’s income taxes payable. As the Company carried back net operating losses concurrent with its 2008 tax return filing, the income tax benefit related to stock-based compensation was recorded in 2009. For further information regarding Stock-Based Compensation or the Company’s Incentive Plans, please refer to Note 10 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Restricted Stock Awards

During the first nine months of 2010, 23,800 restricted stock awards were granted with a weighted-average grant date per share value of $34.87. The fair value of restricted stock grants is based on the average of the high and low stock price on the grant date. The Company used an annual forfeiture rate ranging from 0% to 7.0%.

Restricted Stock Units

During the first nine months of 2010, 26,961 restricted stock units were granted to non-employee directors of the Company with a grant date per share value of $40.07. The fair value of these units is measured at the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and will be issued when the director ceases to be a director of the Company.

Stock Appreciation Rights

During the first nine months of 2010, 79,550 stock appreciation rights (SARs) were granted to employees. These awards allow the employee to receive common stock of the Company equal to the intrinsic value over the $40.53 strike price during the contractual term of seven years. The Company calculates the fair value using a Black-Scholes model. The assumptions used in the Black-Scholes fair value calculation on the date of grant for SARs are as follows:

Value per Share	$18.96
Assumptions
Stock Price Volatility	52.9%
Risk Free Rate of Return	2.4%
Expected Dividend Yield	0.3%
Expected Term (in years)	5.0

Performance Share Awards

During the first nine months of 2010, three types of performance share awards were granted to employees for a total of 347,170 performance shares, which included 84,470 market-based performance share awards and 262,700 performance-based awards based on internal performance metrics. Of the 262,700 performance-based awards, 82,520 of the shares have a three-year graded performance period. For these shares, one-third of the shares are issued on each anniversary date following the date of grant, provided that the Company has $100 million or more of operating cash flow for the year preceding the performance period. If the Company does not meet this metric for the applicable period, then the portion of the performance shares that would have been issued on that date will be forfeited. For the remaining 180,180 performance-based awards, the actual number of shares issued at the end of the performance period will be determined based on the Company’s performance against three performance criteria set by the Company’s Compensation Committee. Refer to Note 10 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of performance share awards.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The performance period for the two awards based on internal performance metrics commenced on January 1, 2010 and ends on December 31, 2012 and the grant date per share value for these awards was $40.53, which is based on the average of the high and low stock price on the grant date. The actual number of shares issued on each anniversary date following the grant date or at the end of the performance period, as applicable, will be determined based on the Company’s performance against the performance criteria set by the Company’s Compensation Committee. Based on the Company’s probability assessment at September 30, 2010, it is considered probable that the criteria for the performance-based awards will be met. The Company used an annual forfeiture rate ranging from 0% to 7% for all performance share awards.

The following assumptions were used for the market-based performance shares using a Monte Carlo model to value the liability and equity components of the awards. The equity portion of the 2010 awards was valued on the grant date and was not marked to market. The liability portion of the awards was valued as of September 30, 2010 on a mark to market basis.

	Grant Date	September 30, 2010
Value per Share	$13.00	$1.83 - $4.83
Assumptions
Stock Price Volatility	61.8%	41.08% - 64.05%
Risk Free Rate of Return	1.4%	0.16% - 0.48%
Expected Dividend Yield	0.3%	0.4%

12. ASSET RETIREMENT OBLIGATION

The following table provides a rollforward of the asset retirement obligation. Liabilities settled include settlement payments for obligations as well as obligations that were assumed by the purchasers of divested properties. Liabilities incurred include additions to obligations as well as obligations that were assumed by the Company related to acquired properties. Activity related to the Company’s asset retirement obligation during the nine months ended September 30, 2010 is as follows:

(In thousands)
Carrying amount of asset retirement obligations at December 31, 2009	$29,676
Liabilities added during the current period	399
Liabilities settled and divested during the current period	(300)
Current period accretion expense	1,022

Carrying amount of asset retirement obligations at September 30, 2010	$30,797

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the Company) as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

October 29, 2010

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and nine month periods ended September 30, 2010 and 2009 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K).

In 2009, we reorganized our operations by combining the Rocky Mountain and Appalachian areas to form the North region and by combining the Anadarko Basin with its Texas and Louisiana areas to form the South region. Certain prior year amounts have been reclassified to reflect this reorganization. Additionally, we exited Canada through the sale of our properties. Prior to the third quarter of 2009, we presented the geographic areas as East, Gulf Coast, West and Canada.

Overview

On an equivalent basis, our production for the nine months ended September 30, 2010 increased by 21% compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we produced 93.2 Bcfe compared to production of 76.7 Bcfe for the nine months ended September 30, 2009. Natural gas production was 89.2 Bcf and oil production was 620 Mbbls for the first nine months of 2010. Natural gas production increased by 22% when compared to the first nine months of 2009, which had production of 73.0 Bcf. This increase was primarily a result of increased production in the North region associated with the drilling program and the start up of our Lathrop compressor station at the end of the second quarter of 2010 in Susquehanna County, Pennsylvania. Partially offsetting the production increase in the North region were decreases in production in Canada due to the sale of our Canadian properties in April 2009, as well as lower production in the South region due to normal production declines, delays in completion, and a shift from gas to oil projects. Oil production increased by 2%, to 620 Mbbls, when compared to the first nine months of 2009, which had production of 607 Mbbls. This increase was primarily the result of increased production in the South region, offset by decreased production in the North.

Our average realized natural gas price for the first nine months of 2010 was $5.75 per Mcf, 22% lower than the $7.39 per Mcf price realized in the first nine months of 2009. Our average realized crude oil price for the first nine months of 2010 was $97.43 per Bbl, 18% higher than the $82.48 per Bbl price realized in the first nine months of 2009. These realized prices include realized gains and losses resulting from commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below. Commodity prices are determined by many factors that are outside of our control. Historically, commodity prices have been volatile, and we expect them to remain volatile. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGL and crude oil prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases will have on our future revenues, capital program or production volumes.

Operating revenues for the nine months ended September 30, 2010 decreased slightly by $18.6 million, or 3%, from the nine months ended September 30, 2009 as the lower realized natural gas prices noted above more than offset the higher equivalent production. Natural gas production revenues decreased by $25.6 million, or 5%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to the decrease in realized natural gas prices, partially offset by the increase in natural gas production. Crude oil and condensate revenues increased by $10.4 million, or 21%, for the first nine months of 2010 as compared to the first nine months of 2009, due to increases in realized crude oil prices and crude oil production. Brokered natural gas revenues decreased by $4.2 million, or 8%, due to a decreased sales price, partially offset by increased brokered volumes.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. For 2010, we expect to spend approximately $790.0 million in capital and exploration expenditures. We believe our cash on hand, operating cash flow in 2010 and borrowings from our credit facility will be sufficient to fund our remaining budgeted capital and exploration spending in 2010. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease our capital and exploration expenditures accordingly. For the nine months ended September 30, 2010, we invested approximately $621 million in our exploration and development efforts.

During the first nine months of 2010, we drilled 83 gross wells (69 development, four exploratory and 10 extension wells) with a success rate of 98% compared to 119 gross wells (107 development, six exploratory and six extension wells) with a success rate of 98% for the comparable period of the prior year. For the full year of 2010, we plan to drill approximately 117 gross (94.6 net) wells.

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

In June 2010, we sold our Woodford shale prospect located in Oklahoma to Continental Resources, Inc. We received approximately $15.9 million in cash proceeds and recognized a $10.3 million gain on sale of assets. In July 2010, we sold certain oil and gas properties located in Colorado to Patera Oil & Gas LLC for approximately $3.0 million. During the second quarter of 2010, we recognized an impairment loss of approximately $5.8 million associated with the proposed sale of these properties. In April 2009, we sold our Canadian properties to a privately held Canadian company for a $16.0 million loss. In the first quarter of 2009, we received approximately $11.4 million in cash proceeds and recognized a $12.7 million gain on sale of assets primarily related to the sale of the Thornwood properties in the North region. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for further details.

In September 2010, the Company signed a purchase and sale agreement with a private company to sell certain oil and gas properties in the Texas panhandle for $11.5 million. The transaction is expected to close in the fourth quarter of 2010. The net book value of these properties as of September 30, 2010 was $0.1 million.

In September 2010, we amended and restated our revolving credit facility to increase the available credit line to $900 million and with an accordion feature allowing us to increase the available credit line to $1.0 billion, if any one or more of the existing banks or new banks agree to provide such increased commitment amount, and to extend the term to September 2015. In June 2010, we amended the agreements governing our senior notes and credit facility to amend the required asset coverage ratio (the present value of our proved reserves plus working capital to debt) contained in the agreements. The amendment also impacted the ratio for maximum calculated indebtedness to borrowing base (as defined in the credit facility agreement). Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for further details.

The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. Please read “Forward-Looking Information” for further details.

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the nine months ended September 30, 2010 were funds generated from the sale of natural gas and crude oil production, realized derivative contracts, borrowings under our credit facility and asset dispositions. These cash flows were primarily used to fund our development and exploration expenditures, in addition to payment of dividends. See below for additional discussion and analysis of cash flow.

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

	Nine Months Ended September 30,
(In thousands)	2010	2009
Cash Flows Provided by Operating Activities	$367,492	$417,130
Cash Flows Used in Investing Activities	(637,090)	(345,997)
Cash Flows (Used in) / Provided by Financing Activities	267,028	(63,564)

Net (Decrease) / Increase in Cash and Cash Equivalents	$(2,570)	$7,569

Operating Activities. Key components impacting net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities in the first nine months of 2010 decreased by $49.6 million over the first nine months of 2009. This decrease was mainly due to lower natural gas prices offset by higher crude oil prices and equivalent production. Average realized natural gas prices decreased by 22% for the first nine months of 2010 compared to the first nine months of 2009, while average realized crude oil prices increased by 18% compared to the same period. Equivalent production volumes increased by 21% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of higher natural gas and crude oil production. See “Results of Operations” for additional information relative to commodity price and production movements. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.

As of September 30, 2010, we have natural gas price swaps covering 9.0 Bcf of our 2010 natural gas production at an average price of $9.30 per Mcf and natural gas price swaps covering 12.9 Bcf of our 2011 natural gas production at an average price of $6.24 per Mcf.

Investing Activities. The primary use of cash in investing activities was capital spending. We established our capital budget based on our current estimate of future commodity prices and cash flows. Due to the volatility of commodity prices and new opportunities which may arise, our capital expenditures may be periodically adjusted during any given year. Cash flows used in investing activities increased by $291.1 million from the first nine months of 2010 compared to the first nine months of 2009. The increase was primarily due to an increase of $231.9 million in capital expenditures offset by lower proceeds from sale of assets of $59.2 million.

Financing Activities. Cash flows provided by financing activities increased by $330.6 million from the first nine months of 2009 to the first nine months of 2010. This was primarily due to an increase in borrowings under our credit facility in the first nine months of 2010 and debt repayments in the first nine months of 2009.

At September 30, 2010, we had $433.0 million of borrowings outstanding under our unsecured credit facility at a weighted-average interest rate of 3.78%. The credit facility provides for an available credit line of $900 million and contains an accordion feature allowing us to increase the available credit line to $1.0 billion, if any one or more of the existing banks or new banks agree to provide such increased commitment amount. The available credit line is subject to adjustment on the basis of the present value of estimated future net cash flows from proved oil and gas reserves (as determined by the banks based on our reserve reports and engineering reports) and certain other assets and the outstanding principal balance of our senior notes. The credit facility also provides for the issuance of letters of credit, which would reduce the Company’s borrowing capacity. The amended facility provides for a $1.5 billion borrowing base and matures in September 2015. As of September 30, 2010, our available credit under our credit facility is $466.7 million.

We strive to manage our debt at a level below the available credit line in order to maintain excess borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. Management believes that, with internally generated cash, existing cash and availability under our revolving credit facility, we have the capacity to finance our spending plans, service our debt obligations as they become due and maintain our strong financial position. At the same time, we continue to closely monitor the capital markets.

Capitalization

Information about our capitalization is as follows:

(Dollars in millions)	September 30, 2010	December 31, 2009

Debt (1)	$1,095.0	$805.0

Stockholders’ Equity	1,843.3	1,812.5

Total Capitalization	$2,938.3	$2,617.5

Debt to Capitalization	37.3%	30.8%

Cash and Cash Equivalents	$37.6	$40.2

(1)

Includes $75.0 million of current portion of Long-term Debt at September 30, 2010. Includes $433.0 million and $143.0 million of borrowings outstanding under our revolving credit facility at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, we paid dividends of $9.3 million ($0.09 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding any significant oil and gas property acquisitions, with cash generated from operations and, when necessary, our revolving credit facility. We budget these capital expenditures based on our projected cash flows for the year.

The following table presents major components of capital and exploration expenditures for the nine-month period ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
(In millions)	2010	2009
Capital Expenditures

Drilling and Facilities (1)	$445.8	$294.7
Leasehold Acquisitions	109.9	20.8
Acquisitions	0.8	0.4
Pipeline and Gathering	29.4	15.3
Other	6.6	4.6

	592.5	335.8
Exploration Expense	28.3	31.3

Total	$620.8	$367.1

(1)	Includes Canadian currency translation effects of $4.6 million in 2009. There was no impact from Canadian currency translation in 2010.

For the full year of 2010, we plan to drill approximately 117 gross (94.6 net) wells. This 2010 drilling program includes approximately $790.0 million in total capital and exploration expenditures. See the “Overview” discussion for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease the capital and exploration expenditures accordingly.

Contractual Obligations

At September 30, 2010, we were obligated to make future payments under gas transportation agreements. For further information, please refer to “Firm Gas Transportation Agreements” under Note 6 in the Notes to the Condensed Consolidated Financial Statements and Note 7 in the Notes to Consolidated Financial Statements included in our Form 10-K.

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

Results of Operations

Third Quarters of 2010 and 2009 Compared

We reported net income in the third quarter of 2010 of $3.9 million, or $0.04 per share, compared to net income in the third quarter of 2009 of $38.9 million, or $0.38 per share. Net income decreased in the third quarter of 2010 by $35.0 million, primarily due to an increase in operating expenses partially offset by an increase in operating revenues.

Operating revenues increased by $12.1 million, largely due to increases in natural gas production revenues and brokered natural gas revenues, partially offset by a decrease in crude oil and condensate revenues. Operating expenses increased by $64.3 million between periods primarily due to increases in impairment of oil and gas properties, depreciation, depletion and amortization, general and administrative expenses, direct operations and brokered natural gas costs partially offset by lower exploration expense and taxes other than income. In addition, net income was impacted in during the third quarter by slightly higher interest expense and lower income tax expense. Income tax expense was lower during the third quarter of 2010 due to lower pretax income and a lower effective tax rate.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Three Months Ended September 30		Variance
	2010	2009	Amount	Percent
Revenue Variances (In thousands)
Natural Gas Production (1)	$187,287	$179,040	$8,247	5%
Brokered Natural Gas	11,675	9,032	2,643	29%
Crude Oil and Condensate	19,234	19,574	(340)	(2%)
Other	1,127	608	519	85%

(1)

Natural Gas Production Revenues excludes the unrealized loss from the change in fair value of our basis swaps of $0.2 million and $1.2 million for the quarter ended September 30, 2010 and September 30, 2009, respectively.

	Three Months Ended September 30,		Variance		Increase (Decrease)
	2010	2009	Amount	Percent	(In thousands)
Price Variances
Natural Gas Production (1)	$5.37	$7.40	$(2.03)	(27%)	$(70,678)
Crude Oil and Condensate (2)	$98.26	$87.49	$10.77	12%	2,111

Total					$(68,567)

Volume Variances
Natural Gas Production (Mmcf)	34,850	24,194	10,656	44%	$78,925
Crude Oil and Condensate (Mbbl)	196	224	(28)	(13%)	(2,451)

Total					$76,474

(1)	These prices include the realized impact of derivative instrument settlements, which increased the price by $1.13 per Mcf in 2010 and by $4.25 per Mcf in 2009.
(2)	These prices include the realized impact of derivative instrument settlements, which increased the price by $26.33 per Bbl in 2010 and by $23.40 per Bbl in 2009.

Natural Gas Production Revenues

The increase in Natural Gas Production Revenue of $8.2 million is primarily due to an increase in natural gas production in the North region associated with increased drilling and the start up of the Lathrop compressor station in the Marcellus shale at the end of the second quarter of 2010. Partially offsetting this increase was the decrease in realized natural gas prices, decreased production in the South region associated with normal production declines, delays in completions and a shift from gas to oil projects, as well as the sale of our Canadian properties in April 2009.

Crude Oil and Condensate Revenues

The $0.3 million decrease in crude oil and condensate revenues is primarily due to decreased production in the North and South regions partially offset by an increase in realized crude oil prices.

Brokered Natural Gas Revenue and Cost

	Three Months Ended September 30,						Price and Volume Variances (In thousands)
					Variance
	2010		2009		Amount	Percent
Brokered Natural Gas Sales
Sales Price ($/Mcf)		$5.14		$4.04	$1.10	27%	$2,469
Volume Brokered (Mmcf)	x	2,272	x	2,238	34	2%	174

Brokered Natural Gas Revenues (In thousands)		$11,675		$9,032			$2,643

Brokered Natural Gas Purchases
Purchase Price ($/Mcf)		$4.53		$3.48	$1.05	30%	$(2,377)
Volume Brokered (Mmcf)	x	2,272	x	2,238	34	2%	(118)

Brokered Natural Gas Cost (In thousands)		$10,281		$7,786			$(2,495)

Brokered Natural Gas Margin (In thousands)		$1,394		$1,246			$148

The increased brokered natural gas margin of $0.1 million is a result of an increase in brokered volumes coupled with an increase in sales price that outpaced the increase in purchase price.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized impact of cash settlements and the net unrealized change in fair value of derivative instruments:

	Three Months Ended September 30,
	2010		2009
(In thousands)	Realized	Unrealized	Realized	Unrealized
Operating Revenues—Increase / (Decrease) to Revenue
Cash Flow Hedges
Natural Gas Production	$39,461	$0	$102,787	$0
Crude Oil	5,160	0	5,241	0

Total Cash Flow Hedges	44,621	0	108,028	0

Other Derivative Financial Instruments
Natural Gas Basis Swaps	0	(193)	0	(1,233)

Total Other Derivative Financial Instruments	0	(193)	0	(1,233)

Total Cash Flow Hedges and Other Derivative Financial Instruments	$44,621	$(193)	$108,028	$(1,233)

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

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2010	2009	Amount	Percent
Operating and Other Expenses
Brokered Natural Gas Cost	$10,281	$7,786	$2,495	32%
Direct Operations - Field and Pipeline	26,466	23,012	3,454	15%
Taxes Other Than Income	8,489	10,719	(2,230)	(21%)
Exploration	9,665	14,395	(4,730)	(33%)
Impairment of Oil and Gas Properties	35,789	0	35,789	100%
Depreciation, Depletion and Amortization	85,355	62,037	23,318	38%
General and Administrative	21,077	14,921	6,156	41%

Total Operating Expense	$197,122	$132,870	$64,252	48%
(Gain) / Loss on Sale of Assets	$(265)	$572	$(837)	(146%)
Interest Expense and Other	16,758	14,857	1,901	13%
Income Tax Expense	1,617	20,969	(19,352)	(92%)

Total costs and expenses from operations increased by $64.3 million, or 48%, in the third quarter of 2010 compared to the same period of 2009. The primary reasons for this fluctuation are as follows:

•

Impairment of Oil and Gas Properties increased by $35.8 million from the third quarter of 2009 compared to the third quarter due to the impairment of two south Texas fields because of continued price declines and normal production declines.

•

Depreciation, Depletion and Amortization increased by $23.3 million from the third quarter of 2009 compared to the third quarter of 2010, of which $19.8 million is due to increased depreciation and depletion from increased capital spending and higher equivalent production volumes offset slightly by a lower DD&A rate. Amortization of unproved properties increased $3.5 million primarily due to increased unproved leasehold costs in Susquehanna County and South Texas in late 2009 and early 2010.

•

General and Administrative expenses increased by $6.2 million from the third quarter of 2009 compared to the third quarter of 2010. This increase is primarily due to higher pension expense as a result of the termination of our qualified and non-qualified pension plans, and higher incentive compensation and professional service costs, partially offset by decreased stock-based compensation expense.

•

Direct Operations increased $3.5 million largely due to increased plug and abandonment costs, accrued lease operating expenses, lease maintenance costs, outside operated properties and workover costs partially offset by decreased compressor costs and contract labor.

•

Brokered Natural Gas Costs increased $2.5 million from the third quarter of 2010 compared to third quarter of 2009. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•	Exploration Expense decreased $4.7 million primarily due to lower idle rig expense and dry hole costs partially offset by increased geophysical and geological costs.

•	Taxes Other Than Income decreased $2.2 million primarily due to decreased production and ad valorem taxes partially offset by increased business and occupational taxes and franchise taxes.

Income Tax Expense

Income tax expense decreased by $19.4 million in the third quarter of 2010 primarily due to decreased pretax income and a lower effective tax rate. The effective tax rate for the third quarter of 2010 and 2009 was 29.3% and 35.0%, respectively. The effective tax rate was lower as a result of return to provision adjustments recorded in the quarter which had a greater impact due to significantly lower quarterly pretax income.

Interest Expense, Net

Interest expense, net increased by $1.9 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase in weighted-average borrowings under our credit facility based on daily balances of approximately $392.7 million during the third quarter of 2010 compared to approximately $145.3 million during the third quarter of 2009. The weighted-average effective interest rate on the credit facility increased to approximately 3.8% during the third quarter of 2010 compared to approximately 3.6% during the third quarter of 2009.

Nine Months of 2010 and 2009 Compared

We reported net income for the first nine months of 2010 of $54.3 million, or $0.52 per share, compared to the first nine months of 2009 of $112.0 million, or $1.08 per share. Net income decreased for the first nine months of 2010 by $57.7 million, primarily due to a decrease in operating revenues and an increase in operating expenses.

Operating revenues decreased by $18.6 million, largely due to decreases in natural gas production revenues and brokered natural gas revenues partially offset by increases in crude oil and condensate revenues. Operating expenses increased by $74.0 million between periods due primarily to increases in impairment of oil and gas properties, depreciation, depletion and amortization and direct operations. These increases were partially offset by lower brokered natural gas costs, taxes other than income and exploration expense. In addition, net income was impacted in the first nine months of 2010 by higher interest expense and decreased income tax expense. Income tax expense was lower for the first nine months of 2010 due to lower pretax income partially offset by a higher effective tax rate.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Nine Months Ended September 30,		Variance
Revenue Variances (In thousands)	2010	2009	Amount	Percent
Natural Gas Production (1)	$512,774	$538,960	$(26,186)	(5%)
Brokered Natural Gas	49,896	54,117	(4,221)	(8%)
Crude Oil and Condensate	60,427	50,026	10,401	21%
Other	3,901	3,099	802	26%

(1)

Natural Gas Production Revenues excludes the unrealized gain from the change in fair value of our basis swaps of $0.2 million for the nine months ended September 30, 2010 and the unrealized loss from the change in fair value of our basis swaps of $0.4 million for the nine months ended September 30, 2009.

	Nine Months Ended September 30,				Increase (Decrease) (In thousands)
			Variance
	2010	2009	Amount	Percent
Price Variances
Natural Gas Production (1)	$5.75	$7.39	$(1.64)	(22%)	$(146,181)
Crude Oil and Condensate (2)	$97.43	$82.48	$14.95	18%	9,329

Total					$(136,852)

Volume Variances
Natural Gas Production (Mmcf)	89,203	72,979	16,224	22%	$119,995
Crude Oil and Condensate (Mbbl)	620	607	13	2%	1,072

Total					$121,067

(1)	These prices include the realized impact of derivative instrument settlements, which increased the price by $1.23 per Mcf in 2010 and by $3.91 per Mcf in 2009.
(2)	These prices include the realized impact of derivative instrument settlements, which increased the price by $23.42 per Bbl in 2010 and by $30.64 per Bbl in 2009.

Natural Gas Production Revenues

The decrease in Natural Gas Production Revenue of $26.2 million is due primarily to the decrease in realized natural gas prices, decreased production in the South region associated with normal production declines, delays in completions and a shift from gas to oil projects, as well as the sale of our Canadian properties in April 2009. Partially offsetting these decreases was an increase in natural gas production in the North region associated with increased drilling and the start up of the Lathrop compressor station in the Marcellus shale at the end of the second quarter of 2010.

Crude Oil and Condensate Revenues

The $10.4 million increase in crude oil and condensate revenues is primarily due to an increase in realized crude oil prices and an increase in crude oil production in the South region. These increases are partially offset by lower production in the North region and Canada.

Brokered Natural Gas Revenue and Cost

	Nine Months Ended September 30,				Variance		Price and Volume Variances
	2010		2009		Amount	Percent	(In thousands)
Brokered Natural Gas Sales
Sales Price ($/Mcf)		$5.60		$6.49	$(0.89)	(14%)	$(7,973)
Volume Brokered (Mmcf)	x	8,915	x	8,337	578	7%	3,752

Brokered Natural Gas Revenues (In thousands)		$49,896		$54,117			$(4,221)

Brokered Natural Gas Purchases
Purchase Price ($/Mcf)		$4.86		$5.78	$(0.92)	(16%)	$8,218
Volume Brokered (Mmcf)	x	8,915	x	8,337	578	7%	(3,341)

Brokered Natural Gas Cost (In thousands)		$43,342		$48,219			$4,877

Brokered Natural Gas Margin (In thousands)		$6,554		$5,898			$656

The increased brokered natural gas margin of $0.7 million is a result of an increase in volumes brokered that outpaced the decreases in sales and purchase price.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized impact of cash settlements and the net unrealized change in fair value of derivative instruments:

	Nine Months Ended September 30,
	2010		2009
(In thousands)	Realized	Unrealized	Realized	Unrealized
Operating Revenues—Increase / (Decrease) to Revenue
Cash Flow Hedges
Natural Gas Production	$109,714	$0	$285,453	$0
Crude Oil	14,522	0	18,597	0

Total Cash Flow Hedges	124,236	0	304,050	0

Other Derivative Financial Instruments
Natural Gas Basis Swaps	0	162	0	(418)

Total Other Derivative Financial Instruments	0	162	0	(418)

Total Cash Flow Hedges and Other Derivative Financial Instruments	$124,236	$162	$304,050	$(418)

Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2010	2009	Amount	Percent
Operating and Other Expenses
Brokered Natural Gas Cost	$43,342	$48,219	$(4,877)	(10%)
Direct Operations—Field and Pipeline	73,796	71,564	2,232	3%
Taxes Other Than Income	31,135	34,531	(3,396)	(10%)
Exploration	28,324	31,258	(2,934)	(9%)
Impairment of Oil and Gas Properties	35,789	0	35,789	100%
Depreciation, Depletion and Amortization	235,579	188,967	46,612	25%
General and Administrative	49,675	49,103	572	1%

Total Operating Expense	$497,640	$423,642	$73,998	17%
(Gain) / Loss on Sale of Assets	$(5,411)	$3,283	$(8,694)	(265%)
Interest Expense and Other	47,439	44,129	3,310	8%
Income Tax Expense	33,215	62,751	(29,536)	(47%)

Total operating expenses increased by $74.0 million in the first nine months of 2010 compared to the same period of 2009. The primary reasons for this fluctuation are as follows:

•

Depreciation, Depletion and Amortization increased by $46.6 million for the first nine months of 2010 compared to the first nine months of 2009, of which $34.8 million is associated with increased depreciation and depletion primarily due to a higher DD&A rate as a result of higher capital costs and increased equivalent production volumes. Amortization of unproved properties increased $11.8 million primarily due to increased unproved leasehold costs in Susquehanna County and South Texas in late 2009 and 2010.

•

Impairment of Oil and Gas Properties increased by $35.8 million for the first nine months of 2010 compared to the first nine months of 2009 due to the impairment of two south Texas fields because of continued price declines and normal production declines.

•

Brokered Natural Gas Cost decreased by $4.9 million for the first nine months of 2010 compared to the first nine months of 2009. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•	Taxes Other Than Income decreased $3.4 million primarily due to decreased production and ad valorem taxes partially offset by increased business and occupational taxes and franchise taxes.

•	Exploration Expense decreased $2.9 million primarily due to lower idle rig expense and dry hole costs partially offset by increased geophysical and geological costs.

Gain on Sale of Assets

An aggregate gain of $5.4 million was recognized in the first nine months of 2010. During the first nine months of 2010, a gain of $10.3 million was recognized on the sale of the Woodford shale prospect, offset by an impairment charge of $5.8 million on assets held for sale in the second quarter of 2010. In the first nine months of 2009, a $3.3 million aggregate loss on sale of assets was recognized. During 2009, we recorded a $16.0 million loss on sale of assets, primarily due to the sale of the Canadian properties. In addition, we recognized a $12.7 million gain on sale of assets during the first nine months of 2009 primarily related to the first quarter 2009 sale of Thornwood properties in the North.

Income Tax Expense

Income tax expense decreased by $29.5 million in the first nine months of 2010 due to decreased pretax income partially offset by a higher effective tax rate. The effective tax rate for the first nine months of 2010 and 2009 was 38.0% and 35.9%, respectively. The effective tax rate was higher as a result of a shift in earnings being generated from states with lower tax rates to states with higher tax rates.

Interest Expense, Net

Interest expense, net increased by $3.3 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to increased interest expense related to an increase in weighted-average borrowings under our credit facility based on daily balances of approximately $304.1 million during the first nine months of 2010 compared to approximately $162.7 million during the first nine months of 2009. The weighted-average effective interest rate on the credit facility decreased to approximately 3.8% during the first nine months of 2010 compared to approximately 4.1% during the first nine months of 2009.

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

As of September 30, 2010, we had 23 derivative contracts open: 15 natural gas price swap arrangements, six natural gas basis swaps and two crude oil price swap arrangements. During the first nine months of 2010, the Company entered into five new derivative contracts covering anticipated crude oil production for 2010 and natural gas production for 2011.

As of September 30, 2010, we had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume	Contract Period	Net Unrealized Gain / (Loss) (In thousands)
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$9.30 per Mcf	9,038 Mmcf	October - December 2010	$61,052
Natural Gas Swaps	$6.24 per Mcf	12,909 Mmcf	January - December 2011	4,245
Crude Oil Swaps	$104.25 per Bbl	184 Mbbl	October - December 2010	4,242

				$69,539

Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$(0.27) per Mcf	16,123 Mmcf	January - December 2012	(1,792)

				$67,747

The amounts set forth under the net unrealized gain column in the table above represent our total unrealized gain position at September 30, 2010 and include the impact of nonperformance risk. Nonperformance risk was primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions.

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

During the first nine months of 2010, natural gas price swaps covered 26.8 Bcf, or 30%, of our first nine months of 2010 gas production at an average price of $9.30 per Mcf.

We had two crude oil price swaps covering 546 Mbbl, or 88%, of our first nine months of 2010 oil production at an average price of $104.25 per Bbl.

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

We use available marketing data and valuation methodologies to estimate the fair value of debt.

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$1,095,000	$1,258,007	$805,000	$863,559
Current Maturities	(75,000)	(78,760)	0	0

Long-Term Debt, excluding Current Maturities	$1,020,000	$1,179,247	$805,000	$863,559

ITEM 4.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The Board of Directors has authorized a share repurchase program under which the Company may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the three months ended September 30, 2010, the Company did not repurchase any shares of common stock. All purchases executed to date have been through open market transactions. The maximum number of shares that may yet be purchased under the plan as of September 30, 2010 was 4,795,300.

ITEM 5.	Other Information

In connection with the termination of its qualified and non-qualified pension plans described in Note 10 of the Notes to the Condensed Consolidated Financial Statements, on October 27, 2010, the Company terminated its non-qualified supplemental executive retirement plan (“SERP”). Related to the termination of the SERP, the Company also amended the change in control agreements with certain officers of the Company to remove a provision in the agreements providing for an additional three-year service credit under the SERP upon a change in control. This amendment was necessary in order to comply with Section 409A of the Internal Revenue Code.

ITEM 6.	Exhibits

Exhibit Number	Description
4.1

Note Purchase Agreement dated as of July 26, 2001 among Cabot Oil & Gas Corporation and the Purchasers listed therein (Form 8-K for August 30, 2001).

(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).

(b) Amendment No. 2 to Note Purchase Agreement, dated as of September 28, 2010.

4.2	Credit Agreement, dated as of September 22, 2010, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Banc of America Securities LLC, as Syndication Agent, Bank of Montreal, as Documentation Agent, and the Lenders party thereto.

15.1	Awareness letter of PricewaterhouseCoopers LLP

31.1	302 Certification - Chairman, President and Chief Executive Officer

31.2	302 Certification - Vice President, Chief Financial Officer and Treasurer

32.1	906 Certification

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

October 29, 2010	By:	/S/ DAN O. DINGES
Dan O. Dinges
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

October 29, 2010	By:	/S/ SCOTT C. SCHROEDER
Scott C. Schroeder
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 29, 2010	By:	/S/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)