Form 10-Q
period 2011-03-31
CABOT OIL & GAS CORP
filed 2011-04-29
CIK 858470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

As of April 26, 2011, there were 104,466,838 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010
OPERATING REVENUES
Natural Gas	$170,098	$169,870
Brokered Natural Gas	18,408	24,873
Crude Oil and Condensate	18,592	19,982
Other	1,928	1,620

	209,026	216,345
OPERATING EXPENSES
Brokered Natural Gas Cost	15,362	21,268
Direct Operations	27,007	22,983
Transportation and Gathering	12,868	3,789
Taxes Other Than Income	8,151	10,805
Exploration	6,308	8,426
Depreciation, Depletion and Amortization	77,124	73,498
General and Administrative	24,299	15,746

	171,119	156,515
Gain / (Loss) on Sale of Assets	(1,517)	759

INCOME FROM OPERATIONS	36,390	60,589
Interest Expense and Other	17,367	14,912

Income Before Income Taxes	19,023	45,677
Income Tax Expense	6,137	16,981

NET INCOME	$12,886	$28,696

Earnings Per Share
Basic	$0.12	$0.28
Diluted	$0.12	$0.27
Weighted-Average Shares Outstanding
Basic	104,144	103,794
Diluted	105,320	104,978
Dividends per common share	$0.03	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	$24,896	$55,949
Accounts Receivable, Net	90,586	94,488
Income Taxes Receivable	3,323	—
Inventories	20,806	29,667
Derivative Instruments	17,194	16,926
Other Current Assets	4,733	5,978

Total Current Assets	161,538	203,008
Properties and Equipment, Net (Successful Efforts Method)	3,847,047	3,762,760
Other Assets	39,822	39,263

	$4,048,407	$4,005,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$199,649	$229,981
Income Taxes Payable	5,078	25,957
Accrued Liabilities	36,975	47,897

Total Current Liabilities	241,702	303,835
Pension and Postretirement Benefits	34,502	34,053
Long-Term Debt	1,055,000	975,000
Deferred Income Taxes	722,369	714,953
Asset Retirement Obligation	73,039	72,311
Other Liabilities	35,775	32,179

Total Liabilities	2,162,387	2,132,331

Commitments and Contingencies (Note 6)
Stockholders’ Equity
Common Stock:
Authorized—240,000,000 Shares of $0.10 Par Value in 2011 and 2010 Issued—104,456,232 Shares and 104,210,084 Shares in 2011 and 2010, respectively	10,446	10,421
Additional Paid-in Capital	722,521	720,920
Retained Earnings	1,158,156	1,148,391
Accumulated Other Comprehensive Income	(1,754)	(3,683)
Less Treasury Stock, at Cost:
202,200 Shares in 2011 and 2010, respectively	(3,349)	(3,349)

Total Stockholders’ Equity	1,886,020	1,872,700

	$4,048,407	$4,005,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,886	$28,696
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	77,124	73,498
Deferred Income Tax Expense	6,543	15,716
(Gain) / Loss on Sale of Assets	1,517	(759)
Exploration Expense	493	8,426
Unrealized Loss / (Gain) on Derivative Instruments	(17)	587
Amortization of Debt Issuance Costs	1,120	1,068
Stock-Based Compensation Expense and Other	8,936	4,210
Changes in Assets and Liabilities:
Accounts Receivable, Net	3,902	(13,189)
Income Taxes	(24,202)	(5,110)
Inventories	8,861	10,319
Other Current Assets	1,014	2,664
Accounts Payable and Accrued Liabilities	(9,615)	(12,913)
Other Assets and Liabilities	2,651	2,884

Net Cash Provided by Operating Activities	91,213	116,097

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(203,169)	(235,403)
Proceeds from Sale of Assets	5,043	803

Net Cash Used in Investing Activities	(198,126)	(234,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Debt	110,000	110,000
Repayments of Debt	(30,000)	—
Dividends Paid	(3,122)	(3,112)
Capitalized Debt Issuance Costs	(1,025)	—
Other	7	(38)

Net Cash Provided by Financing Activities	75,860	106,850

Net (Decrease) / Increase in Cash and Cash Equivalents	(31,053)	(11,653)
Cash and Cash Equivalents, Beginning of Period	55,949	40,158

Cash and Cash Equivalents, End of Period	$24,896	$28,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. FINANCIAL STATEMENT PRESENTATION

During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies used in its Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K) filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.

Certain reclassifications have been made to prior year statements to conform with current year presentation. These reclassifications have no impact on previously reported net income.

With respect to the unaudited financial information of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2011 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are comprised of the following:

(In thousands)	March 31, 2011	December 31, 2010
Proved Oil and Gas Properties	$4,943,135	$4,794,650
Unproved Oil and Gas Properties	501,649	490,181
Gathering and Pipeline Systems	237,093	237,043
Land, Building and Other Equipment	84,046	86,248

	5,765,923	5,608,122
Accumulated Depreciation, Depletion and Amortization	(1,918,876)	(1,845,362)

	$3,847,047	$3,762,760

At March 31, 2011, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.

Haynesville/Bossier Shale Joint Ventures

During the first three months of 2011, the Company entered into a participation agreement and a purchase and sale agreement with third parties related to certain of its Haynesville and Bossier Shale leaseholds in East Texas. In April 2011, the Company entered into a participation agreement related to the same area with an additional third party. Under the terms of the participation agreements, the third parties will fund 100% of the cost to drill and complete certain Haynesville and Bossier wells in the related leaseholds over a multi-year period in exchange for a 75% working interest in the leaseholds. During the first quarter of 2011, Cabot received a reimbursement of drilling costs of approximately $5.9 million associated with the participation agreement that closed during the first quarter. Under the terms of the purchase and sale agreement, Cabot expects to receive approximately $45 million to $50 million in cash at closing, which is expected to occur in the second quarter of 2011, subject to customary closing conditions and adjustments.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

3. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2011	December 31, 2010
ACCOUNTS RECEIVABLE, NET
Trade Accounts	$89,454	$91,077
Joint Interest Accounts	4,358	4,901
Other Accounts	394	2,603

	94,206	98,581
Allowance for Doubtful Accounts	(3,620)	(4,093)

	$90,586	$94,488

INVENTORIES
Natural Gas in Storage	$5,524	$13,371
Tubular Goods and Well Equipment	14,082	17,072
Pipeline Imbalances	1,200	(776)

	$20,806	$29,667

OTHER CURRENT ASSETS
Drilling Advances	$561	$2,796
Prepaid Balances	1,913	2,925
Restricted Cash	2,234	—
Deferred Income Taxes	25	257

	$4,733	$5,978

OTHER ASSETS
Rabbi Trust Deferred Compensation Plan	16,391	15,788
Debt Issuance Costs	20,928	22,061
Derivative Instruments	1,163	—
Other Accounts	1,340	1,414

	$39,822	$39,263

ACCOUNTS PAYABLE
Trade Accounts	$30,472	$27,401
Natural Gas Purchases	3,276	3,596
Royalty and Other Owners	39,873	36,034
Accrued Capital Costs	112,035	146,824
Taxes Other Than Income	1,168	2,655
Drilling Advances	520	523
Wellhead Gas Imbalances	4,901	5,142
Other Accounts	7,404	7,806

	$199,649	$229,981

ACCRUED LIABILITIES
Employee Benefits	$3,918	$10,790
Pension and Postretirement Benefits	1,688	1,688
Taxes Other Than Income	14,446	14,576
Interest Payable	15,259	19,488
Other Accounts	1,664	1,355

	$36,975	$47,897

OTHER LIABILITIES
Rabbi Trust Deferred Compensation Plan	$24,570	$21,600
Derivative Instruments	4,199	2,180
Other Accounts	7,006	8,399

	$35,775	$32,179

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4. LONG-TERM DEBT

The Company’s debt consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Long-Term Debt
7.33% Weighted-Average Fixed Rate Notes	$95,000	$95,000
6.51% Weighted-Average Fixed Rate Notes	425,000	425,000
9.78% Notes	67,000	67,000
5.58% Weighted-Average Fixed Rate Notes	175,000	175,000
Credit Facility	293,000	213,000

	$1,055,000	$975,000

At March 31, 2011, the Company had $293.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.9% and $606.7 million available for future borrowings. In addition, the Company had letters of credit outstanding at March 31, 2011 of $0.3 million.

Effective April 1, 2011, the lenders under the Company’s revolving credit facility approved an increase in the Company’s Borrowing Base from $1.5 billion to $1.7 billion as part of the annual redetermination under the terms of the credit facility.

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

The following is a calculation of basic and diluted weighted-average shares outstanding for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands)	2011	2010
Weighted-Average Shares—Basic	104,144	103,794
Dilution Effect of Stock Options, Stock Appreciation Rights and Stock Awards at End of Period	1,176	1,184

Weighted-Average Shares—Diluted	105,320	104,978

Weighted-Average Stock Awards and Shares
Excluded from Diluted Earnings per Share due to the Anti-Dilutive Effect	354	287

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

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Environmental Matters

On November 4, 2009, the Company and the PaDEP entered into a single settlement agreement (Consent Order) covering a number of separate, unrelated environmental issues occurring in 2008 and 2009, including releases of drilling mud and other substances, record keeping violations at various wells and alleged natural gas contamination of 13 water wells in Susquehanna County, Pennsylvania. The Company paid an aggregate $120,000 civil penalty with respect to all the matters covered by the Consent Order, which were consolidated at the request of the PaDEP.

On April 15, 2010, the Company and the PaDEP reached agreement on modifications to the Consent Order (First Modified Consent Order). In the First Modified Consent Order, the PaDEP and the Company agreed that the Company will provide a permanent source of potable water to 14 households, most of which the Company has already been supplying with water. The Company agreed to plug and abandon three vertical wells in close proximity to two of the households and to bring into compliance a fourth well in the nine square mile area of concern in Susquehanna County. The Company agreed to complete these actions prior to any new well drilling permits being issued for drilling in Pennsylvania, and prior to initiating hydraulic fracturing of seven wells already drilled in the area of concern. The Company also agreed to postpone drilling of new wells in the area of concern until all obligations under the consent orders are fulfilled. In addition, the Company agreed to take certain other actions if requested by the PaDEP, which could include the plugging and abandonment of up to 10 additional wells. Under the First Modified Consent Order, the Company paid a $240,000 civil penalty and agreed to pay an additional $30,000 per month until all obligations under the First Modified Consent Order are satisfied.

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

The Company believed that it was in full compliance with the various consent orders. In a September 28, 2010 reply letter to the PaDEP, the Company disagreed with the PaDEP’s rejection of the Company’s expert report, disagreed that the remaining 10 wells continue to impact groundwater and affect residential water supplies and disagreed that a community public water system is necessary or feasible. The Company believed that offering installation of a whole-house water treatment system to the 14 households constituted compliance with the Company’s obligations under these consent orders.

On December 15, 2010, the Company entered a global settlement agreement and new consent order with the PaDEP (Global Settlement Agreement), which supersedes the Consent Order, the First Modified Consent Order and the Second Modified Consent Order. Under the Global Settlement Agreement, among other things, the Company agreed to pay a total of $4.2 million into separate escrow accounts for the benefit of each affected household, pay $500,000 to the PaDEP to reimburse the PaDEP for its costs, remediate two wells in the affected area, provide pressure, water quality and well headspace data to the PaDEP and offer water treatment to the affected households. The Global Settlement Agreement settles all outstanding issues and claims that are known and that could have been brought against the Company by the PaDEP relating to the wells in the affected area and the Consent Order, the First Modified Consent Order and the Second Modified Consent Order. It also allows the Company to begin hydraulic fracturing in the affected areas after providing the PaDEP with well pressure data and to commence drilling new wells in the affected area in the second quarter of 2011. Under the Global Settlement Agreement, the Company has no obligation to connect the impacted water supplies to a community public water system.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On January 11, 2011, certain of the affected households appealed the Global Settlement Agreement to the Pennsylvania Environmental Hearing Board. A hearing on the merits of this appeal is not expected to occur until 2012.

As of March 31, 2011, the Company has paid $1.3 million in fines and penalties to the PaDEP, paid $2.0 million to seven of the affected households and accrued a $2.2 million settlement liability related to this matter which is included in Other Liabilities in the Condensed Consolidated Balance Sheet.

Firm Gas Transportation Agreements

During the first three months of 2011, the Company entered into no new firm gas transportation arrangements with third-party pipelines. For further information on the Company’s firm gas transportation arrangements, please refer to Note 8 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Drilling Rig Commitments

As of March 31, 2011, the Company does not have any outstanding drilling commitments with initial terms greater than one year.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company periodically enters into commodity derivative instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. The Company’s credit agreement restricts the ability of the Company to enter into commodity hedges other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and not subjecting the Company to material speculative risks. All of the Company’s derivatives are used for risk management purposes and are not held for trading purposes. As of March 31, 2011, the Company had 31 derivative contracts open: 21 natural gas price swap arrangements, six natural gas basis swaps, one crude oil price collar arrangement and three crude oil price swap arrangements. During the first three months of 2011, the Company entered into 20 new derivative contracts covering anticipated crude oil production and natural gas production for 2011 and 2012.

In April 2011, the company entered into five natural gas collar arrangements with weighted average floor and ceiling prices of $5.13 and $6.17 per Mcf, respectively. The collar arrangements cover 17,805 Mmcf of anticipated natural gas production for 2013.

As of March 31, 2011, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price		Volume		Contract Period
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$6.24	per Mcf	9,726	Mmcf	Apr. 2011 - Dec. 2011
Natural Gas Swaps	$5.15	per Mcf	93,805	Mmcf	Apr. 2011 - Dec. 2012
Natural Gas Swaps	$5.28	per Mcf	17,854	Mmcf	Jan. 2012 - Dec. 2012
Crude Oil Collars	$93.25 Ceiling / $80.00 Floor	per Bbl	275	Mbbl	Apr. 2011 - Dec. 2011
Crude Oil Swaps	$106.20	per Bbl	275	Mbbl	Apr. 2011 - Dec. 2011
Crude Oil Swaps	$105.00	per Bbl	366	Mbbl	Jan. 2012 - Dec. 2012
Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$ (0.27)	per Mcf	16,123	Mmcf	Jan. 2012 - Dec. 2012

The change in fair value of derivatives designated as hedges that is effective is recorded to Accumulated Other Comprehensive Income in Stockholders’ Equity in the Condensed Consolidated Balance Sheet. The ineffective portion of the change in fair value of derivatives designated as hedges, and the change in fair value of derivatives not designated as hedges, are recorded currently in earnings as a component of Natural Gas Revenue and Crude Oil and Condensate Revenue, as appropriate, in the Condensed Consolidated Statement of Operations.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following schedules reflect the fair value of derivative instruments on the Company’s condensed consolidated financial statements:

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Value Asset (Liability)
(In thousands)	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Natural Gas Commodity Contracts	Derivative Instruments (current assets)	$22,889	$18,669
Crude Oil Commodity Contracts	Derivative Instruments (current assets)	(5,169)	(1,743)
Natural Gas Commodity Contracts	Other Liabilities	(2,343)	—
Natural Gas Commodity Contracts	Other Assets	1,163	—
Crude Oil Commodity Contracts	Other Liabilities	(220)	—

		16,320	16,926
Derivatives Not Designated as Hedging Instruments
Natural Gas Commodity Contracts	Derivative Instruments (current assets)	(526)
Natural Gas Commodity Contracts	Other Liabilities	(1,636)	(2,180)

		(2,162)	(2,180)

		$14,158	$14,746

At March 31, 2011 and December 31, 2010, unrealized gains of $16.3 million ($10.1 million, net of tax) and $16.9 million ($10.5 million, net of tax), respectively, were recorded in Accumulated Other Comprehensive Income. Based upon estimates at March 31, 2011, the Company expects to reclassify $11.0 million in after-tax income associated with its commodity hedges from Accumulated Other Comprehensive Income to the Condensed Consolidated Statement of Operations over the next 12 months.

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2011	2010	(In thousands)	2011	2010
Natural Gas Commodity Contracts	$16,521	$57,204	Natural Gas Revenues	$13,481	$28,441
Crude Commodity Oil Contracts	(3,948)	(377)	Crude Oil and Condensate Revenues	(302)	4,583

	$12,573	$56,827		$13,179	$33,024

For the three months ended March 31, 2011 and 2010, respectively, there was no ineffectiveness recorded in our Condensed Consolidated Statement of Operations related to our derivative instruments.

Derivatives Not Designated as Hedging Instruments (In thousands)	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2011	2010
Natural Gas Commodity Contracts	Natural Gas Revenues	$17	$(587)

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

8. FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures,” established a formal framework for measuring fair values of assets and liabilities in financial statements that are already required by generally accepted accounting principles (GAAP) to be measured at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The transaction is based on a hypothetical transaction in the principal or most advantageous market considered from the perspective of the market participant that holds the asset or owes the liability.

The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company attempts to utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. ASC 820 establishes formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements, and accordingly, Level 1 measurements should be used whenever possible.

The Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. For further information regarding the fair value hierarchy, refer to Note 14 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of March 31, 2011 and 2010 and no other fair value measurements were required to be recognized on a non-recurring basis, additional disclosures were not provided.

Financial Assets and Liabilities

Our financial assets and liabilities are measured at fair value on a recurring basis. The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets
Rabbi Trust Deferred Compensation Plan	$16,391	$—	$—	$16,391
Derivative Contracts	—	—	18,357	18,357

Total Assets	$16,391	$—	$18,357	$34,748

Liabilities
Rabbi Trust Deferred Compensation Plan	$24,570	$—	$—	$24,570
Derivative Contracts	—	—	4,199	4,199

Total Liabilities	$24,570	$—	$4,199	$28,769

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets
Rabbi Trust Deferred Compensation Plan	$15,788	$—	$—	$15,788
Derivative Contracts	—	—	16,926	16,926

Total Assets	$15,788	$—	$16,926	$32,714

Liabilities
Rabbi Trust Deferred Compensation Plan	$21,600	$—	$—	$21,600
Derivative Contracts	—	—	2,180	2,180

Total Liabilities	$21,600	$—	$2,180	$23,780

The Company’s investments associated with its Rabbi Trust Deferred Compensation Plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available. The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using valuation models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. These estimates are verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions in which it has derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank. As of March 31, 2011 and December 31, 2010, the impact of non-performance risk relative to the Company’s derivative contracts was $0.2 million and $0.1 million, respectively.

The following table sets forth a reconciliation of changes for the three-month periods ended March 31, 2011 and 2010 in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended March 31,
(In thousands)	2011	2010
Balance at beginning of period	$14,746	$112,307
Total Gains or (Losses) (Realized or Unrealized):
Included in Earnings (1)	13,197	32,438
Included in Other Comprehensive Income	(606)	23,811
Settlements	(13,179)	(33,024)
Transfers In and/or Out of Level 3	—	—

Balance at end of period	$14,158	$135,532

(1)

A gain of $17,000 and a loss of $0.6 million for the three months ended March 31, 2011 and 2010, respectively, was unrealized and included in Natural Gas Revenues in the Condensed Consolidated Statement of Operations.

There were no transfers between Level 1 and Level 2 measurements for the three months ended March 31, 2011 and 2010.

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

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$1,055,000	$1,171,552	$975,000	$1,100,830

9. COMPREHENSIVE INCOME / (LOSS)

Comprehensive Income / (Loss) includes Net Income and certain items recorded directly to Stockholders’ Equity and classified as Accumulated Other Comprehensive Income. The following tables illustrate the calculation of Comprehensive Income for the three months ended March 31, 2011 and 2010:

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended March 31,
(In thousands)	2011		2010
Net Income		$12,886		$28,696
Other Comprehensive Income / (Loss), net of taxes:
Reclassification Adjustment for Settled Contracts, net of taxes of $5,008 and $12,318, respectively		(8,171)		(20,706)
Changes in Fair Value of Hedge Positions, net of taxes of $(4,778) and $(21,454), respectively		7,795		35,381
Defined Benefit Pension and Postretirement Plans:
Amortization of Net Obligation at Transition, net of taxes of $(59) and $(59), respectively	99		99
Amortization of Prior Service Cost, net of taxes of $(118) and $(7), respectively	199		14
Amortization of Net Loss, net of taxes of $(1,194) and $(312), respectively	2,009	2,307	532	645

Foreign Currency Translation Adjustment, net of taxes of $0 and $(133), respectively		(2)		228

Total Other Comprehensive Income / (Loss)		1,929		15,548

Comprehensive Income / (Loss)		$14,815		$44,244

Changes in the components of Accumulated Other Comprehensive Income, net of taxes, for the three months ended March 31, 2011 were as follows:

	Net Gains / (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2010	$10,494	$(14,122)	$(55)	$(3,683)
Net change in unrealized gain on cash flow hedges, net of taxes of $230	(376)	—	—	(376)
Net change in defined benefit pension and postretirement plans, net of taxes of ($1,371)	—	2,307	—	2,307
Change in foreign currency translation adjustment, net of taxes of ($0)	—	—	(2)	(2)

Balance at March 31, 2011	$10,118	$(11,815)	$(57)	$(1,754)

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Qualified and Non-Qualified Pension Plans
Current Period Service Cost	$—	$896
Interest Cost	801	994
Expected Return on Plan Assets	(1,160)	(1,039)
Amortization of Prior Service Cost	317	21
Amortization of Net Loss	3,062	591

Net Periodic Pension Cost	$3,020	$1,463

Postretirement Benefits Other than Pension Plans
Current Period Service Cost	$335	$392
Interest Cost	467	487
Amortization of Net Loss	141	253
Amortization of Net Obligation at Transition	158	158

Total Postretirement Benefit Cost	$1,101	$1,290

Employer Contributions

The funding levels of the pension and postretirement benefit plans are in compliance with standards set by applicable law or regulation. The Company does not have any required minimum funding obligations for its qualified pension plan in 2011. The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it had not determined if any additional discretionary funding would be made in 2011. During the three months ended March 31, 2011, the Company did not make any contributions to its qualified and non-qualified pension plans; discretionary contributions may, however, be made prior to December 31, 2011.

Termination and Amendment of Qualified and Non-Qualified Pension Plans

In July 2010, the Company notified its employees of its plan to terminate its qualified pension plan, with the plan and its related trust to be liquidated following appropriate filings with the Pension Benefit Guaranty Corporation and Internal Revenue Service, effective September 30, 2010. The Company then amended and restated the qualified pension plan to freeze benefit accruals, to provide for termination of the plan, to allow for an early retirement enhancement to be available to all active participants as of September 30, 2010 regardless of their age and years of service as of that date, and to make certain changes that were required or made desirable as a result of developments in the law. Because no further benefits will accrue under the qualified pension plan after September 30, 2010, the Company’s related non-qualified pension plan was effectively frozen and no additional benefits will be accrued under those arrangements after September 30, 2010. For further information regarding termination and amendment of qualified and non-qualified pension plans, refer to Note 6 of the Notes to the Consolidated Financial Statements in the Form 10-K.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

11. STOCK-BASED COMPENSATION

Stock-based compensation expense (including the supplemental employee incentive plan) during the first three months of 2011 and 2010 was $8.1 million and $3.2 million, respectively, and is included in General and Administrative Expense in the Condensed Consolidated Statement of Operations.

Restricted Stock Awards

During the first three months of 2011, 3,300 restricted stock awards were granted with a weighted-average grant date per share value of $40.69. The fair value of restricted stock grants is based on the average of the high and low stock price on the grant date. The Company used an annual forfeiture rate assumption of 7.0% for purposes of recognizing stock-based compensation expense for restricted stock awards.

Restricted Stock Units

During the first three months of 2011, 27,615 restricted stock units were granted to non-employee directors of the Company with a grant date per share value of $40.56. The fair value of these units is measured at the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and will be issued when the director ceases to be a director of the Company.

Stock Appreciation Rights

During the first three months of 2011, 95,750 stock appreciation rights (SARs) were granted to employees. These awards allow the employee to receive common stock of the Company equal to the intrinsic value over the $40.74 strike price during the contractual term of seven years. The Company calculates the fair value using a Black-Scholes model. The assumptions used in the Black-Scholes fair value calculation on the date of grant for SARs are as follows:

Weighted-Average Value per Stock Appreciation Rights Granted During the Period	$18.94
Assumptions
Stock Price Volatility	52.7%
Risk Free Rate of Return	2.3%
Expected Dividend Yield	0.3%
Expected Term (in years)	5.0

Performance Share Awards

During the first three months of 2011, three types of performance share awards were granted to employees for a total of 394,757 performance shares, which included 92,696 performance share awards based on market conditions and 302,061 performance share awards based on performance conditions measured against the Company’s internal performance metrics. Of the 302,061 performance-based awards 92,696 of the shares have a three-year graded performance period. For these shares, one-third of the shares, are issued on each anniversary date following the date of grant, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date. If the Company does not meet this metric for the applicable period, then the portion of the performance shares that would have been issued on that date will be forfeited. For the remaining 209,365 performance-based awards, the actual number of shares issued at the end of the performance period will be determined based on the Company’s performance against three performance criteria set by the Company’s Compensation Committee. Refer to Note 12 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of performance share awards.

The performance period for the awards based on internal performance metrics commenced on January 1, 2011 and ends on December 31, 2013 and the grant date per share value for these awards was $40.74, which is based on the average of the high and low stock price on the grant date. The actual number of shares issued on each anniversary date following the grant date or at the end of the performance period, as applicable, will be determined based on the Company’s performance against the performance criteria set by the Company’s Compensation Committee. Based on the Company’s probability assessment at March 31, 2011, it is considered probable that the criteria for the performance-based awards will be met. The Company used an annual forfeiture rate assumption ranging from 0% to 7% for purposes of recognizing stock-based compensation expense for all performance-based share awards.

The following assumptions were used for the performance shares based on market conditions using a Monte Carlo model to value the liability and equity components of the awards. The equity portion of the 2011 awards was valued on the grant date and was not marked to market. The liability portion of the awards was valued as of March 31, 2011 on a mark-to-market basis.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Grant Date	March 31, 2011
Value per Share	$31.23	$2.46 - $26.15
Assumptions
Stock Price Volatility	62.0%	34.85% - 62.59%
Risk Free Rate of Return	1.3%	0.24% - 1.17%
Expected Dividend Yield	0.2%	0.4%

12. ASSET RETIREMENT OBLIGATION

The following table provides a rollforward of the asset retirement obligation. Liabilities settled include settlement payments for obligations as well as obligations that were assumed by the purchasers of divested properties. Liabilities incurred include additions to obligations as well as obligations that were assumed by the Company related to acquired properties. Activity related to the Company’s asset retirement obligation during the three months ended March 31, 2011 is as follows:

(In thousands)
Carrying amount of asset retirement obligation at December 31, 2010	$72,311
Liabilities incurred	325
Liabilities settled	(457)
Accretion expense	860

Carrying amount of asset retirement obligation at March 31, 2011	$73,039

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, TX

April 29, 2011

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three month periods ended March 31, 2011 and 2010 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K).

As a result of our production growth and the commencement of various firm transportation and gathering agreements in 2011, we began separately reporting our transportation and gathering costs as a component of operating expenses in the Condensed Consolidated Statement of Operations. Previously reported transportation and gathering costs were reflected as a component of Natural Gas Revenues and have been reclassified to conform to current year presentation. Accordingly, previously reported operating revenues and operating expenses have increased with no impact on previously reported net income.

Overview

On an equivalent basis, our production for the three months ended March 31, 2011 increased by 41% compared to the three months ended March 31, 2010. For the three months ended March 31, 2011, we produced 37.7 Bcfe compared to of 26.7 Bcfe for the three months ended March 31, 2010. Natural gas production was 36.4 Bcf and crude oil/condensate/NGL production was 226 Mbbls for the first three months of 2011. Natural gas production increased by 43% when compared to the first three months of 2010, which had production of 25.4 Bcf. This increase was primarily a result of increased production in the North region associated with the drilling program and the start up of additional compressors at the Lathrop compressor station during the first quarter of 2011 in Susquehanna County, Pennsylvania. Partially offsetting the production increase in the North region were decreases in production in the South region due to normal production declines and a shift from gas to oil projects. Crude oil/condensate/NGL production increased by 4%, to 226 Mbbls, when compared to the first three months of 2010, which had production of 217 Mbbls. This increase was primarily the result of increased production in the South region associated with the drilling program in the Eagle Ford Shale in South Texas, partially offset by a slight decrease in production in the North.

Our average realized natural gas price for the first three months of 2011 was $4.68 per Mcf, 30% lower than the $6.71 per Mcf price realized in the first three months of 2010. Our average realized crude oil price for the first three months of 2011 was $87.15 per Bbl, 11% lower than the $97.40 per Bbl price realized in the first three months of 2010. These realized prices include realized gains and losses resulting from commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below. Commodity prices are determined by many factors that are outside of our control. Historically, commodity prices have been volatile, and we expect them to remain volatile. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGL and crude oil prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases will have on our future revenues, capital program or production volumes.

Operating revenues for the three months ended March 31, 2011 decreased by $7.3 million, or 3%, from the three months ended March 31, 2010. Natural gas revenues, excluding unrealized gains/losses from the change in fair value of our basis swaps, decreased by $0.4 million, or less than 1%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as lower realized natural gas prices more than offset the higher natural gas production. Crude oil and condensate revenues decreased by $1.4 million, or 7%, for the first three months of 2011 as compared to the first three months of 2010, due to decreases in realized crude oil prices and partially offset by higher crude oil production. Brokered natural gas revenues decreased by $6.5 million, or 26%, due to a decreased sales price and decreased brokered volumes.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. For 2011, we expect to spend approximately $600 million in capital and exploration expenditures. We believe our cash on hand, operating cash flow in 2011, proceeds from asset sales and borrowings from our credit facility will be sufficient to fund our remaining budgeted capital and exploration spending in 2011. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease our capital and exploration expenditures accordingly. For the three months ended March 31, 2011, we invested approximately $174.2 million in our exploration and development efforts.

During the first three months of 2011, we drilled 24 gross wells (19 development, three exploratory and two extension wells) with a success rate of 100% compared to 24 gross wells (20 development, two exploratory and two extension wells) with a success rate of 96% for the comparable period of the prior year. For the full year of 2011, we plan to drill approximately 110 gross (83.1 net) wells.

While we consider acquisitions from time to time, we continue to remain focused on our strategies of pursuing lower risk drilling opportunities that provide more predictable results on our accumulated acreage position. Additionally, we intend to maintain spending discipline and manage our balance sheet in an effort to ensure sufficient liquidity, including cash resources and available credit. We believe these strategies are appropriate for our portfolio of projects and the current industry environment and will continue to add shareholder value over the long-term.

The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. Please read “Forward-Looking Information” for further details.

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the three months ended March 31, 2011 were funds generated from the sale of natural gas and crude oil production, (including hedge realizations), borrowings under our credit facility and the sales of properties and other assets. These cash flows were primarily used to fund our development and exploration expenditures, in addition to payment of dividends and repayment of debt. See below for additional discussion and analysis of cash flow.

We generate cash from the sale of natural gas and crude oil. Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes. Prices for crude oil and natural gas have historically been volatile, including seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties, as described in our Form 10-K and other filings with the Securities and Exchange Commission, have also influenced prices throughout the recent years. Commodity prices continue to experience increased volatility. In addition, fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See “Results of Operations” for a review of the impact of prices and volumes on revenues.

Our working capital is also substantially influenced by variables discussed above. From time to time, our working capital will reflect a surplus, while at other times it will reflect a deficit. This fluctuation is not unusual. We believe we have adequate availability under our credit facilityand liquidity available to meet our working capital requirements.

	Three Months Ended March 31,
(In thousands)	2011	2010
Cash Flows Provided by Operating Activities	$91,213	$116,097
Cash Flows Used in Investing Activities	(198,126)	(234,600)
Cash Flows (Used in) / Provided by Financing Activities	75,860	106,850

Net (Decrease) / Increase in Cash and Cash Equivalents	$(31,053)	$(11,653)

Operating Activities. Key components impacting net operating cash flows are commodity prices, production volumes and operating costs. Net cash provided by operating activities in the first three months of 2011 decreased by $24.9 million over the first three months of 2010. This decrease was mainly due to lower operating income in 2011 as a result of higher operating costs and lower operating revenues. The decrease in operating revenues was primarily due to lower realized natural gas and crude oil prices partially offset by an increase in equivalent production. Average realized natural gas prices decreased by 30% for the first three months of 2011 compared to the first three months of 2010. Average realized crude oil prices decreased by 11% compared to the same period. Equivalent production volumes increased by 41% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of higher natural gas production and a slight increase in crude oil production. See “Results of Operations” for additional information relative to commodity price, production and operating cost movements. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.

Investing Activities. The primary use of cash in investing activities was capital spending. We established our 2011 capital budget based on our current estimate of future commodity prices and cash flows. Due to the volatility of commodity prices and new opportunities which may arise, our capital expenditures may be periodically adjusted. Cash flows used in investing activities decreased by $36.5 million for the first three months of 2011 compared to the first three months of 2010. The decrease was primarily due to a decrease of $32.2 million in capital and exploration expenditures and higher proceeds from sale of assets of $4.2 million.

Financing Activities. Cash flows provided by financing activities decreased by $31.0 million from the first three months of 2010 to the first three months of 2011. This was primarily due to an increase in repayments of debt and an increase in cash paid for capitalized debt issuance cost of $1.0 million in the first three months of 2011.

At March 31, 2011, we had $293.0 million of borrowings outstanding under our unsecured credit facility at a weighted-average interest rate of 4.9%. The credit facility provides for an available credit line of $900 million and contains an accordion feature allowing us to increase the available credit line to $1.0 billion, if any one or more of the existing banks or new banks agree to provide such increased commitment amount. Effective April 1, 2011, the lenders under our credit facility approved an increase in the borrowing base under the facility from $1.5 billion to $1.7 billion as part of the annual redetermination under the terms of the credit facility. As of March 31, 2011, our available credit under our credit facility was $607 million.

We believe we are in compliance in all material respects with our debt covenants as of March 31, 2011.

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

Capitalization

Information about our capitalization is as follows:

(Dollars in millions)	March 31, 2011	December 31, 2010

Debt (1)	$1,055.0	$975.0

Stockholders’ Equity	1,886.0	1,872.7

Total Capitalization	$2,941.0	$2,847.7

Debt to Capitalization	35.9%	34.2%

Cash and Cash Equivalents	$24.9	$55.9

(1)	Includes $293.0 million and $213.0 million of borrowings outstanding under our revolving credit facility at March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011, we paid dividends of $3.1 million ($0.03 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding any significant oil and gas property acquisitions, with cash generated from operations and, when necessary, borrowings under our revolving credit facility. We budget these capital expenditures based on our projected cash flows for the year.

The following table presents major components of capital and exploration expenditures:

	Three Months Ended March 31,
(In millions)	2011	2010
Capital Expenditures

Drilling and Facilities	$145.7	$128.4
Leasehold Acquisitions	17.0	48.1
Pipeline and Gathering	5.2	6.0
Other	—	2.9

	167.9	185.4
Exploration Expense	6.3	8.4

Total	$174.2	$193.8

For the full year of 2011, we plan to drill approximately 110 gross (83.1 net) wells. This 2011 drilling program includes approximately $600 million in total capital and exploration expenditures. See “Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease the capital and exploration expenditures accordingly.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations from those disclosed in our 2010 Form 10-K.

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

Results of Operations

First Quarter of 2011 and 2010 Compared

We reported net income in the first quarter of 2011 of $12.9 million, or $0.12 per share, compared to net income in the first quarter of 2010 of $28.7 million, or $0.28 per share. Net income decreased in the first quarter of 2011 by $15.8 million, primarily due to a decrease in operating revenues and an increase in operating expenses and interest expense.

Operating revenues decreased by $7.3 million, largely due to decreases in brokered natural gas revenues and crude oil and condensate revenues. Operating expenses increased by $14.6 million between periods primarily due to increases in transportation and gathering expenses, depreciation, depletion and amortization, general and administrative expenses and direct operations, partially offset by lower brokered natural gas cost, lower exploration expense and taxes other than income. In addition, net income was impacted during the first quarter by higher interest expense and lower income tax expense. Income tax expense was lower during the first quarter of 2011 due to lower pretax income and a lower effective tax rate.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
Revenue Variances (In thousands)	2011	2010	Amount	Percent
Natural Gas (1)	$170,081	$170,457	$(376)	0%
Brokered Natural Gas	18,408	24,873	(6,465)	(26%)
Crude Oil and Condensate	18,592	19,982	(1,390)	(7%)
Other	1,928	1,620	308	19%

(1)	Natural Gas Revenues exclude the unrealized gain of $17,000 and the unrealized loss of $0.6 million from the change in fair value of our basis swaps in 2011 and 2010, respectively.

	Three Months Ended March 31,		Variance		Increase (Decrease)
	2011	2010	Amount	Percent	(In thousands)
Price Variances
Natural Gas (1)	$4.68	$6.71	$(2.03)	(30%)	$(73,939)
Crude Oil and Condensate (2)	$87.15	$97.40	$(10.25)	(11%)	(2,176)

Total					$(76,115)

Volume Variances
Natural Gas (Mmcf)	36,371	25,392	10,979	43%	$73,563
Crude Oil and Condensate (Mbbl)	213	205	8	4%	786

Total					$74,349

(1)	These prices include the realized impact of derivative instrument settlements, which increased the price by $0.37 per Mcf in 2011 and by $1.12 per Mcf in 2010.
(2)	These prices include the realized impact of derivative instrument settlements, which decreased the price by $1.42 per Bbl in 2011 and increased the price by $22.36 per Bbl in 2010.

Natural Gas Revenues

The decrease in Natural Gas Revenues of $0.4 million is primarily due to lower realized natural gas prices, partially offset by increased production in the North region associated with the drilling program and the start up of additional compressors at the Lathrop compressor station during the first quarter of 2011 in Susquehanna County, Pennsylvania. Partially offsetting the production increase in the North region were decreases in production in the South region due to normal production declines and a shift from gas to oil projects.

Crude Oil and Condensate Revenues

The decrease in Crude Oil and Condensate Revenues is primarily due to lower realized oil prices, partially offset by increased production in the South region associated with the drilling program in the Eagle Ford Shale in South Texas.

Brokered Natural Gas Revenue and Cost

	Three Months Ended March 31,				Variance		Price and Volume Variances (In thousands)
	2011		2010		Amount	Percent
Brokered Natural Gas Sales
Sales Price ($/Mcf)		$5.28		$6.23	$(0.95)	(15%)	$(3,318)
Volume Brokered (Mmcf)	x	3,489	x	3,995	(506)	(13%)	(3,147)

Brokered Natural Gas Revenues (In thousands)		$18,408		$24,873			$(6,465)

Brokered Natural Gas Purchases
Purchase Price ($/Mcf)		$4.40		$5.32	$(0.92)	(17%)	$3,203
Volume Brokered (Mmcf)	x	3,489	x	3,995	(506)	(13%)	2,703

Brokered Natural Gas Cost (In thousands)		$15,362		$21,268			$5,906

Brokered Natural Gas Margin (In thousands)		$3,046		$3,605			$(559)

The decreased brokered natural gas margin of $0.6 million is a result of a decrease in brokered volumes coupled with a decrease in sales price that outpaced the decrease in purchase price.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized impact of cash settlements and the net unrealized change in fair value of derivative instruments:

	March 31,
	2011		2010
(In thousands)	Realized	Unrealized	Realized	Unrealized
Operating Revenues—Increase / (Decrease) to Revenue
Cash Flow Hedges
Natural Gas Production	$13,481	$—	$28,441	$—
Crude Oil	(302)	—	4,583	—

Total Cash Flow Hedges	13,179	—	33,024	—

Other Derivative Financial Instruments
Natural Gas Basis Swaps	—	17	—	(587)

Total Other Derivative Financial Instruments	—	17	—	(587)

Total Cash Flow Hedges and Other Derivative Financial Instruments	$13,179	$17	$33,024	$(587)

We are exposed to market risk on derivative instruments to the extent of changes in market prices of natural gas and crude oil. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of natural gas price agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. We do not anticipate any material impact on our financial results due to non-performance by third parties. Our primary derivative contract counterparties are Bank of Montreal, BNP Paribas, JPMorgan Chase, Goldman Sachs and Bank of America.

Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2011	2010	Amount	Percent
Operating and Other Expenses
Brokered Natural Gas Cost	$15,362	$21,268	$(5,906)	(28%)
Direct Operations	27,007	22,983	4,024	18%
Transportation and Gathering	12,868	3,789	9,079	240%
Taxes Other Than Income	8,151	10,805	(2,654)	(25%)
Exploration	6,308	8,426	(2,118)	(25%)
Depreciation, Depletion and Amortization	77,124	73,498	3,626	5%
General and Administrative	24,299	15,746	8,553	54%

Total Operating Expense	$171,119	$156,515	$14,604	9%
(Gain) / Loss on Sale of Assets	$1,517	$(759)	$2,276	(300%)
Interest Expense and Other	17,367	14,912	2,455	16%
Income Tax Expense	6,137	16,981	(10,844)	(64%)

Total costs and expenses from operations increased by $14.6 million, or 9%, in the first quarter of 2011 compared to the same period of 2010. The primary reasons for this fluctuation are as follows:

•

Transportation and Gathering increased by $9.1 million primarily due to the commencement of various firm transportation and gathering arrangements, primarily in the North region, and an increase in production volumes.

•

General and Administrative increased by $8.5 million primarily due to higher pension expense as a result of the termination of our qualified and non-qualified pension plans in the third quarter of 2010 and higher stock-based compensation expense and professional service costs.

•

Direct Operations increased $4.0 million largely due to higher workover costs due to increased activity, higher accrued lease operating expenses, and higher outside operated property costs partially offset by decreased compressor costs primarily due to the fourth quarter 2010 sale of our gathering infrastructure in the North region.

•

Depreciation, Depletion and Amortization increased by $3.6 million, of which $9.2 million was due to increased depreciation and depletion from increased capital spending and higher equivalent production volumes offset by a lower DD&A rate. The increase in depletion and depreciation was offset by a decrease in amortization of unproved properties of $6.1 million primarily due to a decrease in amortization rates due to a shift in our drilling and development activities.

•	Brokered Natural Gas Costs decreased $5.9 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•	Taxes Other Than Income decreased $2.7 million primarily due to decreased production taxes due to tax credits received in 2011 on qualifying wells.

•	Exploration Expense decreased $2.1 million primarily due to lower geophysical and geological costs.

(Gain)/Loss on Sale of Assets

(Gain)/Loss on sale of assets decreased by $2.3 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the sale of non-core assets as part of the Company’s ongoing asset portfolio management program.

Income Tax Expense

Income tax expense decreased by $10.8 million in the first quarter of 2011 primarily due to decreased pretax income and a lower effective tax rate. The effective tax rate for the first quarter of 2011 and 2010 was 32.2% and 37.2%, respectively. The effective tax rate was lower due to a reduction in estimated state tax liabilities.

Interest Expense and Other

Interest expense and other increased by $2.5 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to an increase in weighted-average borrowings under our credit facility based on daily balances of approximately $269.4 million during the first quarter of 2011 compared to approximately $200.0 million during the first quarter of 2010. The weighted-average effective interest rate on the credit facility increased to approximately 4.9% during the first quarter of 2011 compared to approximately 3.8% during the first quarter of 2010.

Forward-Looking Information

The statements regarding future financial and operating performance and results, market prices, future hedging activities and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and crude oil, results for future drilling and marketing activity, future production and costs and other factors detailed herein and in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

As of March 31, 2011, we had 31 derivative contracts open: 21 natural gas price swap arrangements, six natural gas basis swaps, one crude oil price collar arrangement and three crude oil price swap arrangements. During the first three months of 2011, the Company entered into 20 new derivative contracts covering anticipated crude oil and natural gas production for 2011 and 2012.

In April 2011, the company entered into five natural gas collar arrangements with weighted average floor and ceiling prices of $5.13 and $6.17 per Mcf, respectively. The collar arrangements cover 17,805 Mmcf of anticipated natural gas production for 2013.

As of March 31, 2011, we had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume	Contract Period	Net Unrealized Gain / (Loss) (In thousands)
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$6.24 per Mcf	9,726 Mmcf	Apr. 2011 - Dec. 2011	$13,774
Natural Gas Swaps	$5.15 per Mcf	93,805 Mmcf	Apr. 2011 - Dec. 2012	8,774
Natural Gas Swaps	$5.28 per Mcf	17,854 Mmcf	Jan. 2012 - Dec. 2012	(530)
Crude Oil Collars	$93.25 Ceiling / $80.00 Floor per Bbl	275 Mbbl	Apr. 2011 - Dec. 2011	(4,801)
Crude Oil Swaps	$106.20 per Bbl	275 Mbbl	Apr. 2011 - Dec. 2011	(477)
Crude Oil Swaps	$105.00 per Bbl	366 Mbbl	Jan. 2012 - Dec. 2012	(468)

				$16,272

Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$ (0.27) per Mcf	16,123 Mmcf	Jan. 2012 - Dec. 2012	(2,269)

				$14,003

The amounts set forth under the net unrealized gain/(loss) column in the table above represent our total unrealized gain position at March 31, 2011 and excludes the impact of non-performance risk of $0.2 million. Non-performance risk was primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank.

From time to time, we enter into natural gas and crude oil swap and collar agreements with counterparties to hedge price risk associated with a portion of our production. These agreements are not held for trading purposes. Under the price swaps, we receive a fixed price on a notional quantity of natural gas or crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us.

During the first three months of 2011, natural gas price swaps covered 11.8 Bcf, or 32%, of our first three months of 2011 gas production at an average price of $5.44 per Mcf.

We had one crude oil collar covering 90 Mbbl, or 42%, of our first three months of 2011 oil production at a weighted-average floor price of $80.00 per Bbl and a weighted-average ceiling price of $93.25 per Bbl.

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

We use available marketing data and valuation methodologies to estimate the fair value of debt.

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$1,055,000	$1,171,552	$975,000	$1,100,830

ITEM 4.	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information set forth under the heading “Environmental Matters” in Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

We have received a number of Notices of Violation from the Pennsylvania Department of Environmental Protection (PaDEP) relating to alleged violations, primarily with respect to the Pennsylvania Clean Streams Law, the Pennsylvania Oil and Gas Act and the Pennsylvania Solid Waste Management Act and the rules and regulations promulgated thereunder. We have responded to these Notices of Violation, have remediated the areas in question and are actively cooperating with the PaDEP. While we cannot predict with certainty whether these Notices of Violation will result in fines and/or penalties, if fines and/or penalties are imposed, the aggregate of these fines and/or penalties could result in monetary sanctions in excess of $100,000.

ITEM 1A.	Risk Factors

For additional information about the risk factors facing the Company, see Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a share repurchase program under which the Company may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the three months ended March 31, 2011, the Company did not repurchase any shares of common stock. All purchases executed to date have been through open market transactions. The maximum number of shares that may yet be purchased under the plan as of March 31, 2011 was 4,795,300.

ITEM 6.	Exhibits

Exhibit Number	Description
15.1	Awareness letter of PricewaterhouseCoopers LLP

31.1	302 Certification - Chairman, President and Chief Executive Officer

31.2	302 Certification - Vice President, Chief Financial Officer and Treasurer

32.1	906 Certification

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished, not filed. Users of this data submitted electronically herewith are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

April 29, 2011	By:	/S/ DAN O. DINGES
Dan O. Dinges
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

April 29, 2011	By:	/S/ SCOTT C. SCHROEDER
Scott C. Schroeder
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 29, 2011	By:	/S/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)