Form 10-Q
period 2012-06-30
CABOT OIL & GAS CORP
filed 2012-07-27
CIK 858470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of July 23, 2012, there were 209,988,641 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM  1.                           Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$48,641	$29,911
Accounts Receivable, Net	89,167	114,381
Income Taxes Receivable	—	1,388
Inventories	11,985	21,278
Derivative Instruments	139,346	174,263
Other Current Assets	6,728	4,579
Total Current Assets	295,867	345,800
Properties and Equipment, Net (Successful Efforts Method)	4,061,674	3,934,584
Derivative Instruments	18,759	21,249
Other Assets	33,892	29,860
	$4,410,192	$4,331,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$237,417	$217,294
Income Taxes Payable	3,387	—
Deferred Income Taxes	45,939	55,132
Accrued Liabilities	54,116	70,918
Total Current Liabilities	340,859	343,344
Postretirement Benefits	40,474	38,708
Long-Term Debt	972,000	950,000
Deferred Income Taxes	829,027	802,592
Asset Retirement Obligation	61,952	60,142
Other Liabilities	34,550	31,939
Total Liabilities	2,278,862	2,226,725

Commitments and Contingencies

Stockholders’ Equity
Common Stock:
Authorized — 480,000,000 Shares of $0.10 Par Value in 2012 and 240,000,000 Shares of $0.10 Par Value in 2011
Issued — 209,975,716 Shares and 209,019,458 Shares in 2012 and 2011, respectively	20,998	20,902
Additional Paid-in Capital	720,670	724,377
Retained Earnings	1,304,178	1,258,291
Accumulated Other Comprehensive Income	88,833	104,547
Less Treasury Stock, at Cost:
404,400 Shares in 2012 and 2011, respectively	(3,349)	(3,349)
Total Stockholders’ Equity	2,131,330	2,104,768
	$4,410,192	$4,331,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

OPERATING REVENUES
Natural Gas	$201,051	$200,357	$407,833	$370,455
Brokered Natural Gas	5,149	11,072	18,593	29,480
Crude Oil and Condensate	57,466	28,042	107,447	46,634
Other	1,991	1,225	3,920	3,153
	265,657	240,696	537,793	449,722
OPERATING EXPENSES
Brokered Natural Gas Cost	4,250	9,796	16,122	25,158
Direct Operations	29,306	22,579	56,626	49,586
Transportation and Gathering	33,139	16,074	63,397	28,942
Taxes Other Than Income	10,854	5,877	29,437	14,028
Exploration	16,244	4,592	20,245	10,900
Depreciation, Depletion and Amortization	114,616	83,225	224,973	160,349
General and Administrative	46,872	26,006	69,421	50,305
	255,281	168,149	480,221	339,268
Gain / (Loss) on Sale of Assets	67,703	34,071	67,168	32,554
INCOME FROM OPERATIONS	78,079	106,618	124,740	143,008
Interest Expense and Other	18,495	18,044	35,412	35,411
Income Before Income Taxes	59,584	88,574	89,328	107,597
Income Tax Expense	23,647	33,897	35,073	40,034
NET INCOME	$35,937	$54,677	$54,255	$67,563

Earnings Per Share
Basic	$0.17	$0.26	$0.26	$0.32
Diluted	$0.17	$0.26	$0.26	$0.32

Weighted-Average Shares Outstanding
Basic	209,512	208,528	209,320	208,408
Diluted	211,158	210,674	210,974	210,176

Dividends per common share	$0.02	$0.02	$0.04	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Net Income	$35,937	$54,677	$54,255	$67,563

Other Comprehensive Income / (Loss), net of taxes:
Reclassification Adjustment for Settled Contracts (1)	(44,579)	(8,155)	(78,649)	(16,326)
Changes in Fair Value of Hedge Positions (2)	11,246	29,983	54,451	37,778
Defined Benefit Pension and Postretirement Plans:
Amortization of Net Obligation at Transition (3)	—	99	—	198
Amortization of Prior Service Cost (4)	67	199	135	398
Amortization of Net Loss (5)	4,174	2,009	8,349	4,018
Foreign Currency Translation Adjustment (6)	—	(6)	—	(8)
Total Other Comprehensive Income / (Loss)	(29,092)	24,129	(15,714)	26,058
Comprehensive Income / (Loss)	$6,845	$78,806	$38,541	$93,621

(1)            Net of income taxes of $28,263 and $4,998 for the three months ended June 30, 2012 and 2011, respectively, and $49,863 and $10,006 for the six months ended June 30, 2012 and 2011, respectively.

(2)            Net of income taxes of $(7,130) and $(18,331) for the three months ended June 30, 2012 and 2011, respectively, and $(34,653) and $(23,109) for the six months ended June 30, 2012 and 2011, respectively.

(3)            Net of income taxes of $0 and $(59) for the three months ended June 30, 2012 and 2011, respectively, and $0 and $(118) for the six months ended June 30, 2012 and 2011, respectively.

(4)            Net of income taxes of $(43) and $(117) for the three months ended June 30, 2012 and 2011, respectively and $(86) and $(235) for the six months ended June 30, 2012 and 2011, respectively.

(5)            Net of income taxes of $(2,647) and $(1,194) for the three months ended June 30, 2012 and 2011, respectively and $(5,294) and $(2,388) for the six months ended June 30, 2012 and 2011, respectively.

(6)            Net of income taxes of $0 and $3 for the three months ended June 30, 2012 and 2011, respectively and $0 and $3 for the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$54,255	$67,563
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	224,973	160,349
Deferred Income Tax Expense	27,073	36,886
(Gain) / Loss on Sale of Assets	(67,168)	(32,554)
Exploration Expense	10,925	504
Unrealized (Gain) / Loss on Derivative Instruments	300	886
Amortization of Debt Issuance Costs	3,334	2,253
Stock-Based Compensation, Pension and Other	26,987	26,932
Changes in Assets and Liabilities:
Accounts Receivable, Net	25,214	(22,826)
Income Taxes	4,775	(33,850)
Inventories	9,293	5,623
Other Current Assets	(3,691)	(1,208)
Accounts Payable and Accrued Liabilities	(28,675)	10,821
Other Assets and Liabilities	3,547	(678)
Net Cash Provided by Operating Activities	291,142	220,701

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(411,327)	(404,214)
Proceeds from Sale of Assets	132,715	54,336
Investment in Equity Method Investment	(2,088)	—
Net Cash Used in Investing Activities	(280,700)	(349,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Debt	170,000	220,000
Repayments of Debt	(148,000)	(100,000)
Dividends Paid	(8,368)	(6,250)
Capitalized Debt Issuance Costs	(5,005)	(1,025)
Other	(339)	(183)
Net Cash Provided by Financing Activities	8,288	112,542

Net Increase / (Decrease) in Cash and Cash Equivalents	18,730	(16,635)
Cash and Cash Equivalents, Beginning of Period	29,911	55,949
Cash and Cash Equivalents, End of Period	$48,641	$39,314

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

With respect to the unaudited financial information of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 27, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 was amended in December 2011 by ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company has elected to present two separate but consecutive financial statements. These updates did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. This guidance will primarily impact the Company’s disclosures associated with its commodity derivatives. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

2. PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are comprised of the following:

	June 30,	December 31,
(In thousands)	2012	2011

Proved Oil and Gas Properties	$5,376,987	$5,006,846
Unproved Oil and Gas Properties	456,548	478,942
Gathering and Pipeline Systems	238,802	238,660
Land, Building and Other Equipment	82,464	80,908
	6,154,801	5,805,356
Accumulated Depreciation, Depletion and Amortization	(2,093,127)	(1,870,772)
	$4,061,674	$3,934,584

At June 30, 2012, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.

Divestitures

In June 2012, the Company sold a 35% non-operated working interest associated with certain of its Pearsall shale undeveloped leaseholds in south Texas to a wholly-owned subsidiary of Osaka Gas Co., Ltd. (Osaka) for total consideration of approximately $251.1 million, subject to post-closing adjustments.  The Company received $125.0 million in cash proceeds and Osaka agreed to fund 85% of the Company’s share of future drilling and completion costs associated with these leaseholds until it has paid approximately $126.1 million in accordance with a joint development agreement entered into at the closing. The drilling and completion carry will terminate two years after the closing of the transaction. The Company recognized a $67.0 million gain on sale of assets associated with this sale.

During the first six months of 2011, the Company entered into two participation agreements with third parties related to certain of its Haynesville and Bossier shale leaseholds in east Texas. Under the terms of the participation agreements, the third parties agreed to fund 100% of the cost to drill and complete certain Haynesville and Bossier shale wells in the related leaseholds over a multi-year period in exchange for a 75% working interest in the leaseholds. During the first six months of 2011, the Company received  reimbursement of drilling costs incurred of approximately $11.2 million associated with wells that had commenced drilling prior to the execution of the participation agreements.

In May 2011, the Company sold certain of its Haynesville and Bossier Shale oil and gas properties in east Texas to a third party. The Company received approximately $47.0 million in cash proceeds and recognized a $34.2 million gain on sale of assets.

3. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

	June 30,	December 31,
(In thousands)	2012	2011

ACCOUNTS RECEIVABLE, NET
Trade Accounts	$82,915	$111,306
Joint Interest Accounts	3,703	5,417
Other Accounts	3,561	1,003
	90,179	117,726
Allowance for Doubtful Accounts	(1,012)	(3,345)
	$89,167	$114,381
INVENTORIES
Natural Gas in Storage	$5,466	$13,513
Tubular Goods and Well Equipment	6,247	7,146
Other Accounts	272	619
	$11,985	$21,278
OTHER CURRENT ASSETS
Prepaid Balances and Other	4,821	2,345
Restricted Cash	1,907	2,234
	$6,728	$4,579
OTHER ASSETS
Rabbi Trust Deferred Compensation Plan	$11,146	$10,838
Debt Issuance Cost	19,351	17,680
Equity Method Investment	2,078	—
Other Accounts	1,317	1,342
	$33,892	$29,860
ACCOUNTS PAYABLE
Trade Accounts	$25,406	$18,253
Natural Gas Purchases	3,062	3,012
Royalty and Other Owners	47,094	48,113
Accrued Capital Costs	153,061	138,122
Taxes Other Than Income	791	2,076
Drilling Advances	344	1,489
Wellhead Gas Imbalances	2,375	2,312
Other Accounts	5,284	3,917
	$237,417	$217,294
ACCRUED LIABILITIES
Employee Benefits	$11,375	$26,035
Pension and Postretirement Benefits	4,838	6,331
Taxes Other Than Income	12,647	12,297
Interest Payable	23,557	24,701
Derivative Contracts	193	385
Other Accounts	1,506	1,169
	$54,116	$70,918
OTHER LIABILITIES
Rabbi Trust Deferred Compensation Plan	$20,883	$20,187
Derivative Contracts	951	—
Other Accounts	12,716	11,752
	$34,550	$31,939

4. DEBT AND CREDIT AGREEMENTS

The Company’s debt and credit agreements consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Long-Term Debt
7.33% Weighted-Average Fixed Rate Notes	$95,000	$95,000
6.51% Weighted-Average Fixed Rate Notes	425,000	425,000
9.78% Notes	67,000	67,000
5.58% Weighted-Average Fixed Rate Notes	175,000	175,000
Credit Facility	210,000	188,000
	$972,000	$950,000

In May 2012, the Company amended its revolving credit facility to adjust the margins associated with borrowings under the facility and extend the maturity date from September 2015 to May 2017. The credit facility, as amended, provides for an available credit line of $900 million with an accordion feature, which allows the Company to increase the available credit line by an additional $500 million if one or more of the existing or new banks agree to provide such increased amount.  Interest rates under the credit facility are based on Euro-Dollars (LIBOR) or Base Rate (Prime) indications, plus a margin, as follows:

	Debt Percentage
	<25%	>25% <50%	>50% <75%	>75% <90%	>90%
Eurodollar Loans	1.50%	1.75%	2.00%	2.25%	2.50%
ABR Loans	0.50%	0.75%	1.00%	1.25%	1.50%

The amended credit facility currently provides for a $1.7 billion borrowing base. The other terms and conditions of the amended facility are generally consistent with the terms and conditions of the credit agreement prior to its amendment.

In conjunction with entering into the amendment to the credit facility, the Company incurred $5.0 million of debt issuance costs, which were capitalized and will be amortized over the term of the amended credit facility. Approximately $1.3 million in unamortized cost associated with the original credit facility was recognized as a debt extinguishment cost, which was included in Interest Expense and Other in the Condensed Consolidated Statement of Operations, and the remaining unamortized costs of $11.0 million will be amortized over the term of the amended credit facility in accordance with ASC 470-50, “Debt Modifications and Extinguishments.”

At June 30, 2012, the Company had $210.0 million of borrowings outstanding under the amended credit facility at a weighted-average interest rate of 3.3% and $689.0 million available for future borrowings.

5. EQUITY METHOD INVESTMENT

Constitution Pipeline Company, LLC

The Company accounts for its investment in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of net earnings, declared dividends and partnerships distributions based on the most recently available financial statements of the investee (generally on a one month lag). The Company also evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment.

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

In April 2012, the Company entered into an Amended and Restated Limited Liability Company Agreement (LLC Agreement) with Constitution, which thereby became an unconsolidated investee. Under the terms of the LLC Agreement, the Company acquired a 25% equity interest and agreed to invest approximately $187 million, subject to a contribution cap of $250 million.  The investment, which is expected to occur over the next three years, will fund the development and construction of the pipeline and related facilities.

During the first six months of 2012, the Company made an initial contribution of $2.1 million to fund the initial costs associated with the project. The Company’s net book value in this equity investment was $2.1 million as of June 30, 2012 and is included in Other Assets in the Condensed Consolidated Balance Sheet. There were no material earnings or losses associated with Constitution during the first six months of 2012.  Earnings (losses) on Equity Method Investment are included in Interest Expense and Other in the Condensed Consolidated Statement of Operations.

6. EARNINGS PER COMMON SHARE

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

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Weighted-Average Shares - Basic	209,512	208,528	209,320	208,408
Dilution Effect of Stock Options, Stock Appreciation Rights and Stock Awards at End of Period	1,646	2,146	1,654	1,768
Weighted-Average Shares - Diluted	211,158	210,674	210,974	210,176

Weighted-Average Stock Awards and Shares Excluded from Diluted Earnings per Share due to the Anti-Dilutive Effect	122	2	179	144

7. COMMITMENTS AND CONTINGENCIES

Transportation Agreements

During the first six months of 2012, the Company entered into a liquids transportation agreement that is expected to commence in the fourth quarter of 2012. The Company’s total future minimum transportation commitments as of June 30, 2012 are as follows:

(In thousands)
2012	$47,341
2013	120,765
2014	127,620
2015	127,698
2016	128,071
Thereafter	1,289,641
$1,841,136

For further information on the Company’s transportation agreements, please refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K.

Legal Matters

Preferential Purchase Right Litigation

In September 2005, the Company and Linn Energy, LLC were sued by Power Gas Marketing & Transmission, Inc. in the Court of Common Pleas of Indiana County, Pennsylvania. The lawsuit seeks unspecified damages arising out of the Company’s 2003 sale of oil and gas properties located in Indiana County, Pennsylvania, to Linn Energy, LLC. The plaintiff alleges breach of a preferential purchase right regarding those properties contained in a 1969 joint operating agreement, to which the plaintiff was a party. The Company initially obtained judgment as a matter of law as to all claims in a decision by the trial court dated February 2007. Plaintiff appealed the ruling to the Pennsylvania Superior Court, where the ruling in favor of the Company was reversed and remanded to the trial court in March 2008. The Company appealed the Superior Court ruling to the Pennsylvania Supreme Court, but in December 2008 that Court declined to review. Effective July 2008, Linn Energy, LLC sold the subject properties to XTO Energy, Inc., giving rise to a second lawsuit for unspecified damages filed in September 2009 by EXCO—North Coast Energy, Inc., as successor in interest to Power Gas Marketing & Transmission, Inc., against the Company, Linn Energy, LLC and XTO Energy, Inc. The second lawsuit has been consolidated into the first lawsuit. A bench trial was held in early June 2012. Closing arguments have been set for mid-January 2013.

The Company believes that the plaintiff’s claims lack merit and does not consider a loss related to this matter to be probable; however, due to the inherent uncertainties of litigation a loss is possible. In the event that the Company is found liable, the potential loss is currently estimated to be less than $15 million.

Other

The Company is also a defendant in various other legal proceedings arising in the normal course of business. All known liabilities are accrued based on management’s best estimate of the potential loss. While the outcome and impact of these legal proceedings on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Environmental Matters

Pennsylvania Department of Environmental Protection

On December 15, 2010, the Company entered into a consent order and settlement agreement (CO&SA) with the Pennsylvania Department of Environmental Protection (PaDEP), addressing a number of environmental issues originally identified in 2008 and 2009, including alleged releases of drilling mud and other substances, alleged record keeping violations at various wells and alleged natural gas contamination of water supplies to 14 households in Susquehanna County, Pennsylvania. Prior to this settlement, the Company and PaDEP had entered into a number of consent orders, beginning in November 2009, requiring the Company to pay civil penalties and to undertake various remedial actions, including at various times making available potable water to the 14 households, plugging and abandoning three vertical natural gas wells in a nine square mile area in Susquehanna County and postponing the drilling of new natural gas wells in the area of concern until certain terms of the consent orders were fulfilled. Under the CO&SA, among other things, the Company agreed to place a total of $4.2 million into escrow accounts for the benefit of each of the identified households, pay $500,000 to the PaDEP to reimburse the PaDEP for its costs, perform remedial measures for two natural gas wells in the area of concern, provide pressure, water quality and water well headspace data to the PaDEP and offer water treatment to the households. The CO&SA settled all outstanding issues and claims that are known and that could have been brought against the Company by the PaDEP relating to the natural gas wells in the affected area and all prior consent orders. It also allows the Company to seek to begin hydraulic fracturing and to commence drilling new wells in the affected areas after providing the PaDEP with certain data and information. Under the CO&SA, the Company has no obligation to connect the impacted water supplies to a community public water system.

On January 11, 2011, certain of the affected households appealed the CO&SA to the Pennsylvania Environmental Hearing Board (PEHB).

The Company is in continuing discussions with the PaDEP to address the results of the Company’s natural gas well test data, water quality sampling and water well headspace screenings, which were required pursuant to the CO&SA. The Company requested PaDEP approval to resume hydraulic fracturing and new natural gas well drilling operations in the affected area, along with a request to cease temporary water deliveries to the affected households. On October 18, 2011, the PaDEP concurred that temporary water deliveries to the property owners are no longer necessary.

On November 18, 2011, certain of the affected households appealed to the PEHB the PaDEP’s October 18, 2011 determination that temporary water deliveries were no longer necessary to the property owners and on November 23, 2011 filed a Petition for Supersedeas in the appeal. On December 9, 2011, the PEHB denied the Petition for Supersedeas and consolidated the appeal of the CO&SA with the appeal of the October 18, 2011 determination. A hearing on the consolidated matter is expected to occur in the second half of 2012.

As of June 30, 2012, the Company has paid $1.3 million in settlement of fines and penalties sought or claimed by the PaDEP related to this matter, paid $2.3 million (through the escrow process) to ten of the affected households and accrued a $1.9 million settlement liability that represents the unpaid escrow balance, which is included in Other Liabilities in the Condensed Consolidated Balance Sheet.

United States Environmental Protection Agency

By letter dated January 6, 2012, the United States Environmental Protection Agency (EPA) sent a Required Submission of Information—Dimock Township Drinking Water Contamination letter to the Company pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA). The Required Submission of Information requested all documents, water sampling results and any other correspondence related to the Company’s activities in the area of concern. The Company provided information pursuant to the request.

Upon review of information from Dimock residents, the PaDEP, and the Company, the EPA determined that further water well sampling was necessary and initiated two rounds of water sampling to address concerns about drinking water in Dimock.  In July 2012, based on the outcome of the water sampling, the EPA determined that levels of contaminants do not pose a health concern and that it would take no further action.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company periodically enters into commodity derivative instruments to hedge its exposure to price fluctuations on natural gas and crude oil production. The Company’s credit agreement restricts the ability of the Company to enter into commodity hedges other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and not subjecting the Company to material speculative risks. All of the Company’s derivatives are used for risk management purposes and are not held for trading purposes. As of June 30, 2012, the Company had 49 derivative contracts open: 23 natural gas price swap arrangements, six natural gas basis swap arrangements, 14 natural gas collar arrangements and six crude oil swap arrangements. During the first six months of 2012, the Company entered into 12 new derivative contracts covering anticipated crude oil production for 2012 and 2013 and natural gas production for 2013.

As of June 30, 2012, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume	Contract Period
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$5.22 per Mcf	48,261 Mmcf	Jul. 2012 - Dec. 2012
Natural Gas Collars	$3.09 Floor / $4.12 Ceiling per Mcf	35,457 Mmcf	Jan. 2013 - Dec. 2013
Natural Gas Collars	$5.15 Floor / $6.20 Ceiling per Mcf	17,729 Mmcf	Jan. 2013 - Dec. 2013
Crude Oil Swaps	$100.45 per Bbl	1,041 Mbbl	Jul. 2012 - Dec. 2012
Crude Oil Swaps	$101.90 per Bbl	1,095 Mbbl	Jan. 2013 - Dec. 2013

Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$(0.25) per Mcf	8,568 Mmcf	Jul. 2012 - Dec. 2012

The change in fair value of derivatives designated as hedges that is effective is recorded to Accumulated Other Comprehensive Income / (Loss) in Stockholders’ Equity in the Condensed Consolidated Balance Sheet. The ineffective portion of the change in fair value of derivatives designated as hedges, if any, and the change in fair value of derivatives not designated as hedges are recorded currently in earnings as a component of Natural Gas Revenue and Crude Oil and Condensate Revenue, as appropriate, in the Condensed Consolidated Statement of Operations.

The following disclosures reflect the impact of derivative instruments on the Company’s condensed consolidated financial statements:

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Value Asset (Liability)
(In thousands)	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity Contracts	Derivative Instruments (current assets)	$141,230	$177,389
Commodity Contracts	Accrued Liabilities	(193)	(385)
Commodity Contracts	Derivative Instruments (non-current assets)	18,759	21,249
Commodity Contracts	Other Liabilities	(951)	—
		158,845	198,253
Derivatives Not Designated as Hedging Instruments
Commodity Contracts	Derivative Instruments (current assets)	(1,884)	(3,126)
		$156,961	$195,127

At June 30, 2012 and December 31, 2011, unrealized gains of $158.9 million ($97.2 million, net of tax) and $198.3 million ($121.4 million, net of tax), respectively, were recorded in Accumulated Other Comprehensive Income / (Loss). Based upon estimates at June 30, 2012, the Company expects to reclassify $86.3 million in after-tax income associated with its commodity hedges from Accumulated Other Comprehensive Income / (Loss) to the Condensed Consolidated Statement of Operations over the next 12 months.

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives Designated as Hedging Instruments	Three Months Ended June 30,		Six Months Ended June 30,		Reclassified from Accumulated OCI into	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011	Income	2012	2011	2012	2011
Commodity Contracts	$18,376	$48,314	$89,104	$60,887	Natural Gas Revenues	$69,732	$13,667	$126,728	$27,148
					Crude Oil and Condensate Revenues	3,110	(514)	1,784	(816)
						$72,842	$13,153	$128,512	$26,332

For the three and six months ended June 30, 2012 and 2011, respectively, there was no ineffectiveness recorded in our Condensed Consolidated Statement of Operations related to our derivative instruments.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	in Income on Derivative	2012	2011	2012	2011
Commodity Contracts	Natural Gas Revenues	$(342)	$(903)	$(300)	$(886)

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

Certain counterparties to the Company’s derivative instruments are also lenders under its credit facility. The Company’s credit facility and derivative instruments contain certain cross default and acceleration provisions that may require immediate payment of its derivative liability in certain situations.

9. FAIR VALUE MEASUREMENTS

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

The Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. For further information regarding the fair value hierarchy, refer to Note 13 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K.

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of June 30, 2012 and 2011 and no other assets or liabilities were required to be measured at fair value on a non-recurring basis, additional disclosures are not provided.

Financial Assets and Liabilities

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Assets
Rabbi Trust Deferred Compensation Plan	$11,146	$—	$—	$11,146
Derivative Contracts	—	27,748	130,357	158,105
Total Assets	$11,146	$27,748	$130,357	$169,251

Liabilities
Rabbi Trust Deferred Compensation Plan	$20,883	$—	$—	$20,883
Derivative Contracts	—		1,144	1,144
Total Liabilities	$20,883	$—	$1,144	$22,027

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Rabbi Trust Deferred Compensation Plan	$10,838	$—	$—	$10,838
Derivative Contracts	—	—	195,512	195,512
Total Assets	$10,838	$—	$195,512	$206,350

Liabilities
Rabbi Trust Deferred Compensation Plan	$20,187	$—	$—	$20,187
Derivative Contracts	—	—	385	385
Total Liabilities	$20,187	$—	$385	$20,572

The Company’s investments associated with its Rabbi Trust Deferred Compensation Plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available.

The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term, as applicable. These estimates are verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk, as required by GAAP. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions in which it has derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$218,942	$14,158	$195,127	$14,746
Total Gains / (Losses) (Realized or Unrealized):
Included in Earnings (1)	69,390	12,249	126,428	25,446
Included in Other Comprehensive Income	(90,234)	35,161	(67,541)	34,555
Settlements	(68,885)	(13,153)	(125,186)	(26,332)
Transfers In and/or Out of Level 3	—	—	385	—
Balance at end of period	$129,213	$48,415	$129,213	$48,415

(1) Unrealized losses of $0.3 million and $0.9 for the three months ended June 30, 2012 and 2011, respectively, and unrealized losses of $0.3 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively, were included in Natural Gas Revenues in the Condensed Consolidated Statement of Operations.

There were no transfers between Level 1 and Level 2 measurements for the six months ended June 30, 2012 and 2011.

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

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$972,000	$1,115,085	$950,000	$1,082,531

10. ACCUMULATED COMPREHENSIVE INCOME / (LOSS)

Changes in the components of Accumulated Other Comprehensive Income / (Loss), net of taxes, for the six months ended June 30, 2012 were as follows:

(In thousands)	Net Gains / (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at December 31, 2011	$121,358	$(16,811)	$104,547
Net change in unrealized gain on cash flow hedges, net of taxes of $15,210	(24,198)	—	(24,198)
Net change in defined benefit pension and postretirement plans, net of taxes of $(5,380)	—	8,484	8,484
Balance at June 30, 2012	$97,160	$(8,327)	$88,833

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs, included in General and Administrative Expense in the Condensed Consolidated Statement of Operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Qualified and Non-Qualified Pension Plans
Interest Cost	$461	$800	$922	$1,601
Expected Return on Plan Assets	(874)	(1,160)	(1,748)	(2,320)
Settlement	7,111	—	7,111	—
Amortization of Prior Service Cost	110	316	221	633
Amortization of Net Loss	6,541	3,062	13,083	6,124
Net Periodic Pension Cost	$13,349	$3,018	$19,589	$6,038

Postretirement Benefits Other than Pension Plans
Current Period Service Cost	$523	$334	$1,046	$669
Interest Cost	418	468	836	935
Amortization of Net Loss	280	141	560	282
Amortization of Net Obligation at Transition	—	158	—	316
Total Postretirement Benefit Cost	$1,221	$1,101	$2,442	$2,202

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

On March 14, 2012, the Internal Revenue Service provided the Company with a favorable determination letter for the termination of the Company’s qualified pension plan. In June and July 2012, the Company made final contributions of $9.6 million and $3.6 million, respectively, to fund the liquidation of the trust under the qualified pension plan. As of July 13, 2012, the benefit obligations associated with the qualified pension plan were fully satisfied.

For further information regarding termination and amendment of the Company’s pension plans, refer to Note 5 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K.

12. STOCK-BASED COMPENSATION

Stock-based compensation expense (including the supplemental employee incentive plan) during the first six months of 2012 and 2011 was $13.1 million and $19.3 million, respectively, and is included in General and Administrative Expense in the Condensed Consolidated Statement of Operations. Stock-based compensation expense in the second quarter of 2012 and 2011 was $11.4 million and $11.2 million, respectively.

Restricted Stock Awards

During the first six months of 2012, 4,350 restricted stock awards were granted with a weighted-average grant date per share value of $32.18. The fair value of restricted stock grants is based on the average of the high and low stock price on the grant date. The Company used an annual forfeiture rate assumption of 6.0% for purposes of recognizing stock-based compensation expense for restricted stock awards.

Restricted Stock Units

During the first six months of 2012, 38,304 restricted stock units were granted to non-employee directors of the Company with a grant date per share value of $36.55. The fair value of these units is measured at the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and will be issued when the director ceases to be a director of the Company.

Stock Appreciation Rights

During the first six months of 2012, 120,442 stock appreciation rights (SARs) were granted to employees. These awards allow the employee to receive common stock of the Company equal to the intrinsic value over the $35.18 strike price during the contractual term of seven years. The Company calculates the fair value using a Black-Scholes model. The assumptions used in the Black-Scholes fair value calculation on the date of grant for SARs are as follows:

Weighted-Average Value per Stock Appreciation Right
Granted During the Period	$16.31

Assumptions
Stock Price Volatility	55.3%
Risk Free Rate of Return	0.9%
Expected Dividend Yield	0.3%
Expected Term (in years)	5.0

Performance Share Awards

During the first six months of 2012, three types of performance share awards were granted to employees for a total of 518,602 performance shares, which included 401,141 performance share awards based on performance conditions measured against the Company’s internal performance metrics and 117,461 performance share awards based on market conditions. The Company used an annual forfeiture rate assumption ranging from 0% to 6% for purposes of recognizing stock-based compensation expense for all performance share awards. The performance period for the awards granted in 2012 commenced on January 1, 2012 and ends on December 31, 2014.  Refer to Note 11 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K for further description of the various types of performance share awards.

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

Based on the Company’s probability assessment at June 30, 2012, it is considered probable that criteria for these awards will be met.

Awards Based on Market Conditions. The 117,461 performance shares based on market conditions are earned, or not earned, based on the comparative performance of the Company’s common stock measured against sixteen other companies in the Company’s peer group over a three-year performance period. These performance shares have both an equity and liability component. The equity portion of the 2012 awards was valued on the grant date (February 16, 2012) and was not marked to market. The liability portion of the awards was valued as of June 30, 2012 on a mark-to-market basis.

The following assumptions were used to value the equity and liability components of the Company’s performance share awards based on market conditions using a Monte Carlo model:

	Grant Date	June 30, 2012
Value per Share	$28.31	$23.53 - $38.39
Assumptions:
Stock Price Volatility	46.7%	45.8% - 49.3%
Risk Free Rate of Return	0.4%	0.2% - 0.4%
Expected Dividend Yield	0.2%	0.2%

Supplemental Employee Incentive Plan

On May 1, 2012, the Company’s Board of Directors adopted a new Supplemental Employee Incentive Plan (“Plan”) to replace the previously adopted supplemental employee incentive plan that expired on June 30, 2012.  There were no amounts paid under the expired plan. The Plan commenced on July 1, 2012 and is intended to provide a compensation tool tied to stock market value creation to serve as an incentive and retention vehicle for full-time, non-officer employees by providing for cash payments in the event the Company’s common stock reaches a specified trading price. The Plan will be accounted for as liability awards under ASC 718, “Compensation — Stock Compensation.”

The Plan provides for a payout if, for any 20 trading days out of any 60 consecutive trading days, the closing price per share of the Company’s common stock equals or exceeds the price goal of $50 per share by June 30, 2014 (interim trigger date) or $75 per share by June 30, 2016 (final trigger date). Under the Plan, each eligible employee may receive (upon approval by the Compensation Committee) a distribution of 20% of base salary if the interim trigger is met or 50% of base salary if the final trigger is met (or 30% of base salary if the Company paid interim distributions upon achievement of the interim trigger).

In accordance with the Plan, in the event the interim or final trigger date occurs between July 1, 2012 and December 31, 2014, 25% of the total distribution will be paid immediately and the remaining 75% will be deferred and paid at a future date as described in the Plan.  For final trigger dates occurring between January 1, 2015 and June 30, 2016, total distribution will be paid immediately.

The Compensation Committee can increase any of the payments as applied to any employee if desired. Any deferred portion will only be paid if the participant is employed by the Company, or has terminated employment by reason of retirement, death or disability (as provided in the Plan). Payments are subject to certain other restrictions contained in the Plan.

13. ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligation during the six months ended June 30, 2012 is as follows:

(In thousands)
Carrying amount of asset retirement obligations at beginning of period	$60,142
Liabilities incurred	1,054
Liabilities settled	(748)
Accretion expense	1,504
Carrying amount of asset retirement obligations at end of period	$61,952

14. INCREASE IN AUTHORIZED SHARES

In May 2012, the stockholders of the Company approved an increase in the authorized number of shares of common stock from 240 million to 480 million shares.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2012 and 2011, and the condensed consolidated statement of cash flows for the six month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2012

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and six month periods ended June 30, 2012 and 2011 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K).

On January 3, 2012, the Board of Directors declared a 2-for-1 split of our common stock in the form of a stock dividend. The stock dividend was distributed on January 25, 2012 to shareholders of record as of January 17, 2012. All common stock accounts and per share data have been retroactively adjusted to give effect to the 2-for-1 split of our common stock.

Overview

On an equivalent basis, our production for the six months ended June 30, 2012 increased by 48% compared to the six months ended June 30, 2011. For the six months ended June 30, 2012, we produced 122.4 Bcfe compared to 82.7 Bcfe for the six months ended June 30, 2011. Natural gas production was 115.7 Bcf and crude oil/condensate/NGL production was 1,131 Mbbls for the first six months of 2012. Natural gas production increased by 45% when compared to the first six months of 2011, which had production of 79.5 Bcf. This increase was primarily a result of increased production in the Marcellus shale associated with our drilling program and upgrades to the Lathrop compressor station in Susquehanna County, Pennsylvania, which included the commissioning of new compression during the latter part of the first quarter in 2011. Partially offsetting the production increase in Marcellus shale were decreases in production primarily in east Texas due to reduced drilling activity and normal production declines, the sale of oil and gas properties in Colorado, Utah and Wyoming in the fourth quarter of 2011 and a continued shift from gas to oil projects outside of the Marcellus shale. Crude oil/condensate/NGL production increased by 114%, to 1,131 Mbbls, when compared to the first six months of 2011, which had production of 529 Mbbls. This increase was primarily the result of increased production associated with our Eagle Ford shale drilling program in south Texas and the Marmaton oil play in Oklahoma.

Our average realized natural gas price for the first six months of 2012 was $3.52 per Mcf, 25% lower than the $4.67 per Mcf price realized in the first six months of 2011. Our average realized crude oil price for the first six months of 2012 was $99.76 per Bbl, 9% higher than the $91.80 per Bbl price realized in the first six months of 2011. These realized prices include realized gains and losses resulting from commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below. Commodity prices are determined by many factors that are outside of our control. Historically, commodity prices have been volatile, and we expect them to remain volatile. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGL and crude oil prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases will have on our capital program, production volumes or future revenues.

Natural gas commodity prices have decreased from an average price of $4.04 per Mmbtu in 2011 to an average price of $2.47 per Mmbtu for the first six months of 2012 based on the first of the month Henry Hub index price per Mmbtu. Natural gas commodity prices were $3.36 per Mmbtu in December 2011 and have continued to decline to $2.77 per Mmbtu in July 2012. Although natural gas prices have increased since the first quarter of 2012, future declines in natural gas commodity prices or quantities could have a negative impact on our financial results.

Operating revenues for the six months ended June 30, 2012 increased by $88.1 million, or 20%, from the six months ended June 30, 2011. Natural gas revenues, excluding unrealized gains/losses from the change in fair value of our derivatives not designated as hedges, increased by $36.8 million, or 10%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 as the increase in natural gas production more than offset the lower realized natural gas prices. Crude oil and condensate revenues increased by $60.8 million, or 130%, for the first six months of 2012 as compared to the first six months of 2011, due to increased crude oil production and realized crude oil prices. Brokered natural gas revenues decreased by $10.9 million, or 37%, due to a decreased sales price and decreased brokered volumes.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. For 2012, we expect to spend approximately $900 to $950 million in capital and exploration expenditures, using proceeds from the sale of assets to supplement our cash flows from operations in order to fund incremental capital and exploration expenditures above previously budgeted amounts. We believe our existing cash on hand, operating cash flows, borrowings under our credit facility, if required, and proceeds from the sale of assets will be more than sufficient to fund our capital and exploration spending in the current year. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital and exploration expenditures accordingly. For the six months ended June 30, 2012, we invested approximately $436.5 million in our exploration and development efforts.

During the first six months of 2012, we drilled 66 gross wells (62 development, one exploratory and three extension wells) with a success rate of 99% compared to 52 gross wells (45 development, four exploratory and three extension wells) with a success rate of 100% for the comparable period of the prior year. For the full year of 2012, we plan to drill approximately 150 to 170 gross wells.

Our 2012 strategy will remain consistent with 2011. While we consider acquisitions from time to time, we remain focused on pursuing drilling opportunities that provide more predictable results on our accumulated acreage position. Additionally, we intend to maintain spending discipline and manage our balance sheet in an effort to ensure sufficient liquidity, including cash resources and available credit. For 2012, we have allocated our planned program for capital and exploration expenditures primarily to the Marcellus shale in northeast Pennsylvania, the Eagle Ford oil shale in south Texas, including a portion toward the Pearsall shale (below the Eagle Ford oil shale), and, to a lesser extent, the Marmaton oil play in Oklahoma. We believe these strategies are appropriate for our portfolio of projects and the current commodity pricing environment and will continue to add shareholder value over the long-term.

The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. Please read “Forward-Looking Information” for further details.

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the six months ended June 30, 2012 were funds generated from the sale of natural gas and crude oil production (including realizations from our derivative instruments), proceeds from the sale of assets and net borrowings under our credit facility. These cash flows were primarily used to fund our capital and exploration expenditures and payment of dividends. See below for additional discussion and analysis of cash flow.

We generate cash from the sale of natural gas and crude oil. Operating cash flow fluctuations are substantially driven by commodity prices, changes in our production volumes and operating expenses. Prices for natural gas and crude oil have historically been volatile, including seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties, as described in our Form 10-K and other filings with the Securities and Exchange Commission, have also influenced prices throughout the recent years. Commodity prices continue to experience increased volatility. In addition, fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See “Results of Operations” for a review of the impact of prices and volumes on revenues.

Our working capital is also substantially influenced by variables discussed above. From time to time, our working capital will reflect a surplus, while at other times it will reflect a deficit. This fluctuation is not unusual. We believe we have adequate availability under our credit facility and liquidity available to meet our working capital requirements.

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Cash Flows Provided by Operating Activities	$291,142	$220,701
Cash Flows Used in Investing Activities	(280,700)	(349,878)
Cash Flows Provided by Financing Activities	8,288	112,542
Net Increase / (Decrease) in Cash and Cash Equivalents	$18,730	$(16,635)

Operating Activities.  Net cash provided by operating activities in the first six months of 2012 increased by $70.4 million over the first six months of 2011. This increase was primarily due to higher operating revenues that outpaced the increase in operating expenses (excluding non-cash expenses) coupled with favorable changes in working capital and long-term assets and liabilities. The increase in operating revenues was primarily due to an increase in equivalent production and higher realized crude oil prices partially offset by lower realized natural gas prices. Equivalent production volumes increased by 48% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of higher natural gas and crude oil production. Average realized natural gas prices decreased by 25% for the first six months of 2012 compared to the first six months of 2011. Average realized crude oil prices increased by 9% compared to the same period.

See “Results of Operations” for additional information relative to commodity price, production and operating expense movements. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.

Investing Activities. Cash flows used in investing activities decreased by $69.2 million for the first six months of 2012 compared to the first six months of 2011. The decrease was primarily due an increase of $78.4 million in proceeds from sale of assets, partially offset by increases of $7.1 million in capital and exploration expenditures and $2.1 million of capital contributions associated with our equity method investment.

Financing Activities. Cash flows provided by financing activities decreased by $104.3 million from the first six months of 2011 to the first six months of 2012. This decrease was primarily due to $98.0 million lower net borrowings ($50.0 million decrease in borrowings and $48.0 million increase in repayments of debt), $4.0 million higher debt issuance costs associated with our amended credit facility and $2.1 million higher dividend payments.

In May 2012, we amended our revolving credit facility to adjust the margins associated with borrowings under the facility and extend the maturity date from September 2015 to May 2017. The credit facility, as amended, provides for an available credit line of $900 million and contains a $500 million accordion feature whereby we may increase the available credit line to $1.4 billion, if one or more of the existing banks or new banks agree to provide such increased commitment amount. As of June 30, 2012, the borrowing base under our amended credit facility was $1.7 billion.

At June 30, 2012, we had $210.0 million of borrowings outstanding under the amended credit facility at a weighted-average interest rate of 3.3% and $689.0 million available for future borrowings.

We are in compliance in all material respects with our debt covenants as of June 30, 2012.

We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. Management believes that, with internally generated cash flow from operations, existing cash on hand, proceeds from the sale of assets and availability under our revolving credit facility, if required, we have the capacity to finance our spending plans, service our debt obligations as they become due and maintain our strong financial position.

Capitalization

Information about our capitalization is as follows:

	June 30,	December 31,
(In thousands)	2012	2011

Debt (1)	$972,000	$950,000
Stockholders’ Equity	2,131,330	2,104,768
Total Capitalization	$3,103,330	$3,054,768

Debt to Capitalization	31%	31%

Cash and Cash Equivalents	$48,641	$29,911

(1) Includes $210.0 million and $188.0 million of borrowings outstanding under our revolving credit facility at June 30, 2012 and December 31, 2011, respectively.

During the six months ended June 30, 2012, we paid dividends of $8.4 million ($0.04 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding any significant oil and gas property acquisitions, with cash generated from operations and, when necessary, borrowings under our revolving credit facility. We budget these capital expenditures based on our current estimate of future commodity prices and projected cash flows for the year.

The following table presents major components of capital and exploration expenditures:

	Six Months Ended
	June 30,
(In thousands)	2012	2011
Capital Expenditures
Drilling and Facilities	$363,756	$345,818
Leasehold Acquisitions	47,399	30,016
Pipeline and Gathering	(466)	5,747
Other	5,562	4,967
	416,251	386,548
Exploration Expense	20,245	10,900
Total	$436,496	$397,448

For the full year of 2012, we plan to drill approximately 150 to 170 gross wells. This 2012 drilling program includes between $900 to $950 million in total planned capital and exploration expenditures, using proceeds from the sale of assets to supplement our cash flows from operations in order to fund incremental capital and exploration expenditures above previously budgeted amounts. See “Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease the capital and exploration expenditures accordingly.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, please refer to “Transportation Agreements” under Note 7 in the Notes to the Condensed Consolidated Financial Statements for changes in our commitments in the first six months of 2012. There have been no other material changes to our contractual obligations described under “Gas Transportation Agreements”, “Drilling Rig Commitments”, “Hydraulic Fracturing Services Commitments” and “Lease Commitments” as disclosed in Note 7 in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

In February 2012, we entered into a Precedent Agreement with Constitution Pipeline Company, LLC (Constitution), at that time a wholly owned subsidiary of Williams Partners L.P., to develop and construct a 120 mile large diameter pipeline to transport our production in northeast Pennsylvania to both the New England and New York markets. In April 2012, we entered into an Amended and Restated Limited Liability Company Agreement with Constitution. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for further details.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See our 2011 Form 10-K for further discussion of our critical accounting policies.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 was amended in December 2011 by ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.”  ASU No. 2011-12 defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. We elected to present two separate but consecutive financial statements. These updates did not have any impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. This guidance will primarily impact our disclosures associated with our commodity derivatives. We do not expect this guidance to have any impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

Second Quarters of 2012 and 2011 Compared

We reported net income in the second quarter of 2012 of $35.9 million, or $0.17 per share, compared to net income in the second quarter of 2011 of $54.7 million, or $0.26 per share, for a decrease of $18.8 million. Operating revenues increased by $25.0 million due to increased natural gas and crude oil and condensate revenues, partially offset by decreased brokered natural gas revenues. Operating expenses increased by $87.1 million primarily due to an increase in depreciation, depletion, and amortization, transportation and gathering expenses, general and administrative expense, exploration expense, direct operating expenses and taxes other than income, partially offset by decreased brokered natural gas cost. In addition, net income was impacted during the second quarter by an increase in gain on sale of assets and lower income tax expense.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
Revenue Variances (In thousands)	2012	2011	Amount	Percent
Natural Gas (1)	$201,393	$201,260	$133	0%
Brokered Natural Gas	5,149	11,072	(5,923)	(53)%
Crude Oil and Condensate	57,466	28,042	29,424	105%
Other	1,991	1,225	766	63%

(1) Natural Gas Revenues exclude the unrealized loss of $0.3 million and $0.9 million from the change in fair value of our derivatives not designated as hedges in 2012 and 2011, respectively.

					Increase
	Three Months Ended June 30,		Variance		(Decrease)
	2012	2011	Amount	Percent	(In thousands)
Price Variances
Natural Gas (1)	$3.39	$4.67	$(1.28)	(27)%	$(75,042)
Crude Oil and Condensate (2)	$102.61	$95.17	$7.44	8%	4,197
Total					$(70,845)
Volume Variances
Natural Gas (Mmcf)	59,225	43,128	16,097	37%	$75,175
Crude Oil and Condensate (Mbbl)	560	295	265	90%	25,227
Total					$100,402

(1) These prices include the realized impact of derivative instrument settlements, which increased the price by $1.18 per Mcf in 2012 and $0.32 per Mcf in 2011.

(2) These prices include the realized impact of derivative instrument settlements, which increased the price by $5.55 per Bbl in 2012 and decreased the price by $1.74 per Bbl in 2011.

Natural Gas Revenues

The increase in natural gas revenues of $0.1 million, excluding the impact of unrealized losses, is due to increased production during the second quarter of 2012, partially offset by lower realized natural gas prices. The increased production was primarily a result of increased production in the Marcellus shale associated with our drilling program, partially offset by decreases in production primarily in east Texas due to reduced drilling activity and normal production declines, the sale of oil and gas properties in Colorado, Utah and Wyoming in the fourth quarter of 2011 and a continued shift from gas to oil projects outside of the Marcellus shale. The previously reported fire at the Lathrop compressor station in late March 2012 had no material impact on our natural gas revenues.

Crude Oil and Condensate Revenues

The increase in crude oil and condensate revenues of $29.4 million is primarily due to increased production associated with our Eagle Ford shale drilling program in south Texas and the Marmaton oil play in Oklahoma, coupled with higher realized oil prices.

Brokered Natural Gas Revenue and Cost

							Price and
	Three Months Ended						Volume
	June 30,				Variance		Variances
	2012		2011		Amount	Percent	(In thousands)
Brokered Natural Gas Sales
Sales Price ($/Mcf)		$2.82		$5.10	$(2.28)	(45)%	$(4,158)
Volume Brokered (Mmcf)	x	1,827	x	2,173	(346)	(16)%	(1,765)
Brokered Natural Gas Revenues (In thousands)		$5,149		$11,072			$(5,923)

Brokered Natural Gas Purchases
Purchase Price ($/Mcf)		$2.33		$4.51	$(2.18)	(48)%	$3,986
Volume Brokered (Mmcf)	x	1,827	x	2,173	(346)	(16)%	1,560
Brokered Natural Gas Cost (In thousands)		$4,250		$9,796			$5,546

Brokered Natural Gas Margin (In thousands)		$899		$1,276			$(377)

The decreased brokered natural gas margin of $0.4 million is primarily a result of a decrease in brokered volumes coupled by a decrease in sales price that outpaced the decrease in purchase price.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the increase / (decrease) to revenue from the realized impact of cash settlements for derivative instruments designated as cash flow hedges and the net unrealized change in fair value of other financial derivative instruments:

	Three Months Ended June 30,
(In thousands)	2012	2011

Cash Flow Hedges
Natural Gas	$69,732	$13,667
Crude Oil	3,110	(514)

Other Financial Derivative Instruments
Natural Gas Basis Swaps	(342)	(903)
	$72,500	$12,250

Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2012	2011	Amount	Percent
Operating and Other Expenses
Brokered Natural Gas Cost	$4,250	$9,796	$(5,546)	(57)%
Direct Operations	29,306	22,579	6,727	30%
Transportation and Gathering	33,139	16,074	17,065	106%
Taxes Other Than Income	10,854	5,877	4,977	85%
Exploration	16,244	4,592	11,652	254%
Depreciation, Depletion and Amortization	114,616	83,225	31,391	38%
General and Administrative	46,872	26,006	20,866	80%
Total Operating Expense	$255,281	$168,149	$87,132	52%

(Gain) / Loss on Sale of Assets	$(67,703)	$(34,071)	$(33,632)	99%
Interest Expense and Other	18,495	18,044	451	2%
Income Tax Expense	23,647	33,897	(10,250)	(30)%

Total costs and expenses from operations increased by $87.1 million, or 52%, in the second quarter of 2012 compared to the same period of 2011. The primary reasons for this fluctuation are as follows:

•                  Brokered Natural Gas Costs decreased $5.5 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•                  Direct Operations increased $6.7 million largely due to increased operating costs primarily driven by increased production. Contributing to the increase are higher leased surface equipment and higher produced water disposal costs.

•                  Transportation and Gathering increased $17.1 million primarily due to an increase in production and higher transportation rates, coupled with the commencement of various transportation and gathering arrangements in the second half of 2011 and the first half of 2012, primarily in northeast Pennsylvania.

•                  Taxes Other Than Income increased $5.0 million primarily due to additional costs associated with the passage of an impact fee in Pennsylvania on Marcellus shale production that was imposed by the state legislature in February 2012.

•                  Exploration increased $11.7 million primarily due to an exploratory dry hole associated with our initial Brown Dense/Smackover exploratory well in Union County, Arkansas.

•                  Depreciation, Depletion and Amortization increased by $31.4 million, of which $29.1 million was due to higher equivalent production volumes and to $4.7 million was due to a higher DD&A rate of $1.71 per Mcfe for the quarter ended June 30, 2012 compared to $1.63 per Mcfe for the quarter ended June 30, 2011. The higher rate was due to the higher cost oil reserve additions in the second quarter associated with our 2012 drilling program. The increase in depreciation and depletion was partially offset by a decrease in amortization of unproved properties of $2.3 million.

•                  General and Administrative increased by $20.9 million primarily due to $10.8 million higher pension expense associated with the acceleration of amortization of the net actuarial loss and prior service cost as a result of the termination of our qualified pension plan and related settlement that occurred in the second quarter 2012, increased legal costs and professional fees of $6.8 million and the accrual of $1.9 million associated with fines and penalties assessed by the Office of Natural Resources Revenue for certain alleged volume reporting matters (which we are currently disputing) related to properties we no longer own.

Gain / (Loss) on Sale of Assets

An aggregate gain of $67.7 million was recognized in the second quarter of 2012 primarily due to the sale of certain of our Pearsall shale undeveloped leaseholds in south Texas. During the second quarter of 2011, an aggregate gain of $34.1 million was recognized primarily due to the sale of the undeveloped leaseholds in east Texas.

Interest Expense and Other

Interest expense and other increased by $0.5 million primarily due to $1.3 million of debt extinguishment costs associated with our credit facility amendment partially offset by a decrease in weighted-average borrowings under our credit facility based on daily balances of approximately $293.7 million during the second quarter of 2012 compared to approximately $342.0 million during the second quarter of 2011 and a lower weighted-average effective interest rate on our credit facility borrowings of approximately 3.4% during the second quarter of 2012 compared to approximately 3.8% during the second quarter of 2011.

Income Tax Expense

Income tax expense decreased by $10.3 million primarily due to decreased pretax income, partially offset by a slightly higher effective tax rate. The effective tax rate for the second quarter of 2012 and 2011 was 39.7% and 38.3%, respectively. The effective tax rate in 2012 was higher due to an increase in non-deductible expenses.

Six Months of 2012 and 2011 Compared

We reported net income in the first six months of 2012 of $54.3 million, or $0.26 per share, compared to net income in the first six months of 2011 of $67.6 million, or $0.32 per share, for a decrease of $13.3 million. Operating revenues increased by $88.1 million due to increased natural gas and crude oil and condensate revenues, partially offset by decreased brokered natural gas revenues. Operating expenses increased by $141.0 million primarily due to an increase in depreciation, depletion, and amortization, transportation and gathering expenses, general and administration expense, taxes other than income, exploration expenses and direct operating expenses, partially offset by lower brokered natural gas costs. In addition, net income was impacted during the first six months of 2012 by lower income tax expense and higher gain on sale of assets.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
Revenue Variances (In thousands)	2012	2011	Amount	Percent
Natural Gas (1)	$408,133	$371,341	$36,792	10%
Brokered Natural Gas	18,593	29,480	(10,887)	(37)%
Crude Oil and Condensate	107,447	46,634	60,813	130%
Other	3,920	3,153	767	24%

(1) Natural Gas Revenues exclude the unrealized losses of $0.3 million and $0.9 million from the change in fair value of our derivatives not designated as hedges in 2012 and 2011, respectively.

					Increase
	Six Months Ended June 30,		Variance		(Decrease)
	2012	2011	Amount	Percent	(In thousands)
Price Variances
Natural Gas (1)	$3.52	$4.67	$(1.15)	(25)%	$(132,077)
Crude Oil and Condensate (2)	$99.76	$91.80	$7.96	9%	8,570
Total					$(123,507)
Volume Variances
Natural Gas (Mmcf)	115,659	79,499	36,160	45%	$168,869
Crude Oil and Condensate (Mbbl)	1,077	508	569	112%	52,243
Total					$221,112

(1) These prices include the realized impact of derivative instrument settlements, which increased the price by $1.10 per Mcf in 2012 and $0.34 per Mcf in 2011.

(2) These prices include the realized impact of derivative instrument settlements, which increased the price by $1.66 per Bbl in 2012 and decreased the price by $1.61 per Bbl in 2011.

Natural Gas Revenues

The increase in natural gas revenues of $36.8 million, excluding the impact of unrealized losses discussed above, is due to increased production during the first six months of 2012, partially offset by lower realized natural gas prices. The increased production was primarily a result of increased production in the Marcellus shale associated with our drilling program and upgrades to the Lathrop compressor station in Susquehanna County, Pennsylvania, which included the commissioning of new compression during the latter part of the first quarter in 2011. Partially offsetting the production increase in Marcellus shale were decreases in production primarily in east Texas due to reduced drilling activity and normal production declines, the sale of oil and gas properties in Colorado, Utah and Wyoming in the fourth quarter of 2011 and a continued shift from gas to oil projects outside of the Marcellus shale. The previously reported fire at the Lathrop compressor station in late March 2012 had no material impact on our natural gas revenues.

Crude Oil and Condensate Revenues

The increase in crude oil and condensate revenues of $60.8 million is primarily due to increased production associated with our Eagle Ford shale drilling program in south Texas and the Marmaton oil play in Oklahoma coupled with higher realized oil prices.

Brokered Natural Gas Revenue and Cost

							Price and
	Six Months Ended						Volume
	June 30,				Variance		Variances
	2012		2011		Amount	Percent	(In thousands)
Brokered Natural Gas Sales
Sales Price ($/Mcf)		$3.62		$5.21	$(1.59)	(31)%	$(8,162)
Volume Brokered (Mmcf)	x	5,138	x	5,661	(523)	(9)%	(2,725)
Brokered Natural Gas Revenues (In thousands)		$18,593		$29,480			$(10,887)

Brokered Natural Gas Purchases
Purchase Price ($/Mcf)		$3.14		$4.44	$(1.30)	(29)%	$6,714
Volume Brokered (Mmcf)	x	5,138	x	5,661	(523)	(9)%	2,322
Brokered Natural Gas Cost (In thousands)		$16,122		$25,158			$9,036

Brokered Natural Gas Margin (In thousands)		$2,471		$4,322			$(1,851)

The decreased brokered natural gas margin of $1.9 million is primarily a result of a decrease in sales price that outpaced a decrease in the purchase price coupled with a decrease in brokered volumes.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the increase / (decrease) to revenue from the realized impact of cash settlements for derivative instruments designated as cash flow hedges and the net unrealized change in fair value of other financial derivative instruments:

	Six Months Ended June 30,
(In thousands)	2012	2011

Cash Flow Hedges
Natural Gas	$126,728	$27,148
Crude Oil	1,784	(816)

Other Financial Derivative Instruments
Natural Gas Basis Swaps	(300)	(886)
	$128,212	$25,446

Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2012	2011	Amount	Percent
Operating and Other Expenses
Brokered Natural Gas Cost	$16,122	$25,158	$(9,036)	(36)%
Direct Operations	56,626	49,586	7,040	14%
Transportation and Gathering	63,397	28,942	34,455	119%
Taxes Other Than Income	29,437	14,028	15,409	110%
Exploration	20,245	10,900	9,345	86%
Depreciation, Depletion and Amortization	224,973	160,349	64,624	40%
General and Administrative	69,421	50,305	19,116	38%
Total Operating Expense	$480,221	$339,268	$140,953	42%

(Gain) / Loss on Sale of Assets	$(67,168)	$(32,554)	$(34,614)	106%
Interest Expense and Other	35,412	35,411	1	0%
Income Tax Expense	35,073	40,034	(4,961)	(12)%

Total costs and expenses from operations increased by $141.0 million, or 42%, in the first six months of 2012 compared to the same period of 2011. The primary reasons for this fluctuation are as follows:

•                  Brokered Natural Gas Costs decreased $9.0 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•                  Direct Operations increased $7.0 million largely due to increased operating costs primarily driven by increased production. Contributing to the increase are higher leased surface equipment costs, produced water disposal costs and plugging and abandonment costs. These increases are partially offset by lower workover costs.

•                  Transportation and Gathering increased by $34.5 million primarily due to an increase in production and higher transportation rates, coupled with the commencement of various transportation and gathering arrangements in the second half of 2011 and the first half of 2012, primarily in northeast Pennsylvania.

•                  Taxes Other Than Income increased $15.4 million primarily due to additional costs associated with the passage of an “impact fee” in Pennsylvania on Marcellus shale production that was imposed by state legislature in February 2012 and higher production tax expense due to fewer production tax refunds and credits received in the first half of 2012 compared to the first half of 2011.

•                  Exploration increased $9.3 million primarily due to an exploratory dry hole associated with our initial Brown Dense/Smackover exploratory well in Union County, Arkansas, partially offset by lower geophysical and geological costs due to fewer acquisitions and purchases of seismic data.

•                  Depreciation, Depletion and Amortization increased by $64.6 million, of which $67.6 million was due to higher equivalent production volumes, partially offset by a decrease in amortization of unproved properties of $2.2 million.

•                  General and Administrative increased by $19.1 million primarily due to $14.0 million higher pension expense associated with the acceleration of amortization of the net actuarial loss and prior service costs as a result of the termination of our qualified pension plan and the related settlement that occurred in the second quarter 2012 and higher legal costs and professional fees of $5.9 million. Also contributing to the increase was the accrual of $1.9 million associated with fines and penalties assessed by the Office of Natural Resources Revenue for certain alleged volume reporting matters (which we are currently disputing) related to properties we no longer own.  These increases are partially offset by $6.2 million lower stock-based compensation expense primarily associated with the mark-to-market of our liability-based performance awards due to changes in our stock price for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and a reduction of our supplemental incentive compensation liability.

Gain / (Loss) on Sale of Assets

An aggregate gain of $67.2 million was recognized in the first half of 2012 primarily due to the sale of certain of our Pearsall shale undeveloped leaseholds in south Texas. During the first half of 2011, an aggregate gain of $32.6 million was recognized primarily due to the sale of the undeveloped leaseholds in east Texas.

Interest Expense and Other

Interest expense and other increased by $0.1 million primarily due to $1.3 million of debt extinguishment costs associated with our credit facility amendment in the second quarter 2012, offset by decrease in weighted-average borrowings under our credit facility based on daily balances of approximately $263.2 million during the first half of 2012 compared to approximately $305.9 million during the first half of 2011 coupled with a lower weighted-average effective interest rate on our credit facility borrowings of approximately 3.7% during the first half of 2012 compared to approximately 4.3% during the first half of 2011.

Income Tax Expense

Income tax expense decreased by $5.0 million primarily due to lower pretax income offset by a higher effective tax rate. The effective tax rate for the first half of 2012 and 2011 was 39.3% and 37.2%, respectively. The effective tax rate in 2012 was higher due to an increase in estimated state tax liabilities and non-deductible expenses.

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

Derivative Instruments and Hedging Activity

Our hedging strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets. A hedging committee that consists of members of senior management oversees our hedging activity. Our hedging arrangements apply to only a portion of our production and provide only partial price protection. These hedging arrangements limit the benefit to us in periods of increasing prices, but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please read the discussion below as well as Note 8 of the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of our hedging arrangements.

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

As of June 30, 2012, we had 49 derivative contracts open: 23 natural gas price swap arrangements, six natural gas basis swap arrangements, 14 natural gas collar arrangements and six crude oil swap arrangements. During the first six months of 2012, we entered into 12 new derivative contracts covering anticipated crude oil production for 2012 and 2013 and natural gas production for 2013.

As of June 30, 2012, we had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume	Contract Period	Net Unrealized Gain / (Loss) (In thousands)
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$5.22 per Mcf	48,261 Mmcf	Jul. 2012 - Dec. 2012	107,008
Natural Gas Collars	$3.09 Floor / $4.12 Ceiling per Mcf	35,457 Mmcf	Jan. 2013 - Dec. 2013	(3,856)
Natural Gas Collars	$5.15 Floor / $6.20 Ceiling per Mcf	17,729 Mmcf	Jan. 2013 - Dec. 2013	28,155
Crude Oil Swaps	$100.45 per Bbl	1,041 Mbbl	Jul. 2012 - Dec. 2012	13,122
Crude Oil Swaps	$101.90 per Bbl	1,095 Mbbl	Jan. 2013 - Dec. 2013	14,691
				$159,120
Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$(0.25) per Mcf	8,568 Mmcf	Jul. 2012 - Dec. 2012	(1,881)
				$157,239

The amounts set forth under the net unrealized gain / (loss) column in the table above represent our total unrealized gain position at June 30, 2012 and exclude the impact of non-performance risk. Non-performance risk was primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.

We had natural gas swaps covering 47.7 Bcf, or 41%, of our natural gas production for the first six months of 2012 at an average price of $5.22 per Mcf.

We had natural gas basis swaps covering 8.5 Bcf, or 7%, of our natural gas production for the first six months of 2012 at an average price of $(0.18) per Mcf.

We had crude oil swaps covering 789 Mbbl, or 73%, of our crude oil production for the first six months of 2012 at an average price of $99.74 per Bbl.

We are exposed to market risk on derivative instruments to the extent of changes in market prices of natural gas and crude oil. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of natural gas price agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. We do not anticipate any material impact on our financial results due to non-performance by third parties. Our derivative contract counterparties are Bank of Montreal, BNP Paribas, JPMorgan Chase, Goldman Sachs, Bank of America and Morgan Stanley.

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

We use available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$972,000	$1,115,085	$950,000	$1,082,531

ITEM  4.                           Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1.                           Legal Proceedings

Legal Matters

The information set forth under the heading “Legal Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

In August 2011, the Company received a subpoena from the New York Attorney General’s Office requesting documents and information regarding the Company’s shale and unconventional reservoir reserves calculations. The Company has provided documents and information responsive to the request and is cooperating with the Attorney General’s Office in the matter.

Environmental Matters

The information set forth under the heading “Environmental Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

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

On June 27, 2012, the Company received a letter from the United States Army Corps of Engineers (USACE) regarding the Company’s construction of 60,000 linear feet of a natural gas pipeline in Susquehanna County, Pennsylvania in 2008.  The USACE is investigating whether construction of certain sections of the pipeline was in compliance with the Clean Water Act.  This pipeline was sold to a third party in 2010.  We are actively cooperating with the USACE’s investigation regarding this matter.

ITEM  1A.     Risk Factors

For additional information about the risk factors facing the Company, see Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM  2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Board of Directors has authorized a share repurchase program under which the Company may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the six months ended June 30, 2012, the Company did not repurchase any shares of common stock. All purchases executed to date have been through open market transactions. The maximum number of remaining shares that may be purchased under the plan as of June 30, 2012 was 9,590,600.

ITEM 6.                               Exhibits

Exhibit Number	Description

3.1	Certificate of Share Purchase (Form 8-K for January 21, 2010).

3.2	Amended and Restated Bylaws, effective as of February 17, 2012.

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2012.

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of May 4, 2012 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Banc of America Securities and Bank of Montreal as Co-Syndication Agents, BNP Paribas and Wells Fargo as Co-Documentation Agents, and the Lenders party thereto.

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

CABOT OIL & GAS CORPORATION
(Registrant)

July 27, 2012	By:	/S/ DAN O. DINGES
Dan O. Dinges
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

July 27, 2012	By:	/S/ SCOTT C. SCHROEDER
Scott C. Schroeder
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 27, 2012	By:	/S/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)