Form 10-Q
period 2012-09-30
CABOT OIL & GAS CORP
filed 2012-10-26
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of October 22, 2012, there were 210,242,354 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM  1.                           Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$37,501	$29,911
Accounts Receivable, Net	103,634	114,381
Income Taxes Receivable	1,183	1,388
Inventories	17,696	21,278
Derivative Instruments	61,723	174,263
Other Current Assets	2,937	4,579
Total Current Assets	224,674	345,800
Properties and Equipment, Net (Successful Efforts Method)	4,218,921	3,934,584
Derivative Instruments	4,379	21,249
Other Assets	34,963	29,860
	$4,482,937	$4,331,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$276,149	$217,294
Current Portion of Long-Term Debt	75,000	—
Deferred Income Taxes	14,229	55,132
Accrued Liabilities	47,412	70,918
Total Current Liabilities	412,790	343,344
Postretirement Benefits	40,993	38,708
Long-Term Debt	987,000	950,000
Deferred Income Taxes	837,319	802,592
Asset Retirement Obligation	63,069	60,142
Other Liabilities	41,479	31,939
Total Liabilities	2,382,650	2,226,725

Commitments and Contingencies

Stockholders’ Equity
Common Stock:
Authorized — 480,000,000 Shares of $0.10 Par Value in 2012 and 240,000,000 Shares of $0.10 Par Value in 2011 Issued—210,242,354 Shares and 209,019,458 Shares in 2012 and 2011, respectively	21,024	20,902
Additional Paid-in Capital	718,760	724,377
Retained Earnings	1,336,594	1,258,291
Accumulated Other Comprehensive Income	27,258	104,547
Less Treasury Stock, at Cost:
404,400 Shares in 2012 and 2011, respectively	(3,349)	(3,349)
Total Stockholders’ Equity	2,100,287	2,104,768
	$4,482,937	$4,331,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

OPERATING REVENUES
Natural Gas	$231,896	$218,521	$639,729	$588,976
Crude Oil and Condensate	57,870	33,158	165,317	79,792
Brokered Natural Gas	5,238	9,467	23,831	38,947
Other	1,870	971	5,790	4,124
	296,874	262,117	834,667	711,839
OPERATING EXPENSES
Direct Operations	28,269	27,292	84,895	76,878
Transportation and Gathering	34,430	19,768	97,827	48,710
Brokered Natural Gas	4,258	8,204	20,380	33,362
Taxes Other Than Income	10,436	7,042	39,873	21,070
Exploration	9,303	20,190	29,548	31,090
Depreciation, Depletion and Amortization	110,448	90,293	335,421	250,642
General and Administrative	23,829	27,949	93,249	78,254
	220,973	200,738	701,193	540,006
Gain / (Loss) on Sale of Assets	(126)	3,854	67,042	36,408
INCOME FROM OPERATIONS	75,775	65,233	200,516	208,241
Interest Expense and Other	16,219	18,517	51,631	53,928
Income Before Income Taxes	59,556	46,716	148,885	154,313
Income Tax Expense	22,948	18,234	58,021	58,268
NET INCOME	$36,608	$28,482	$90,864	$96,045

Earnings Per Share
Basic	$0.17	$0.14	$0.43	$0.46
Diluted	$0.17	$0.14	$0.43	$0.46

Weighted-Average Shares Outstanding
Basic	209,656	208,570	209,433	208,463
Diluted	211,226	210,920	210,997	210,631

Dividends per common share	$0.02	$0.02	$0.06	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011

Net Income	$36,608	$28,482	$90,864	$96,045

Other Comprehensive Income / (Loss), net of taxes:
Reclassification Adjustment for Settled Hedge Contracts(1)	(37,294)	(13,982)	(115,943)	(30,308)
Changes in Fair Value of Hedge Contracts(2)	(24,361)	60,829	30,091	98,607
Defined Benefit Pension and Postretirement Plans:
Net Loss due to Remeasurement(3)	—	(2,487)	—	(2,487)
Settlement(4)	—	1,516	—	1,516
Amortization of Net Obligation at Transition(5)	—	98	—	294
Amortization of Prior Service Cost(6)	—	141	135	534
Amortization of Net Loss(7)	79	1,559	8,428	5,530
Foreign Currency Translation Adjustment(8)	—	31	—	23
Total Other Comprehensive Income / (Loss)	(61,576)	47,705	(77,289)	73,709

Comprehensive Income / (Loss)	$(24,968)	$76,187	$13,575	$169,754

(1)

Net of income taxes of $23,644 and $8,570 for the three months ended September 30, 2012 and 2011, respectively, and $73,507 and $18,576 for the nine months ended September 30, 2012 and 2011, respectively.

(2)

Net of income taxes of $15,444 and $(37,314) for the three months ended September 30, 2012 and 2011, respectively, and $(19,208) and $(60,423) for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Net of income taxes of $0 and $1,614 for the three months ended September 30, 2012 and 2011, respectively, and $0 and $1,614 for the nine months ended September 30, 2012 and 2011, respectively.

(4)	Net of income taxes of $0 and $(930) for the three months ended September 30, 2012 and 2011, respectively, and $0 and $(930) for the nine months ended September 30, 2012 and 2011, respectively.

(5)	Net of income taxes of $0 and $(60) for the three months ended September 30, 2012 and 2011, respectively, and $0 and $(180) for the nine months ended September 30, 2012 and 2011, respectively.

(6)	Net of income taxes of $0 and $(87) for the three months ended September 30, 2012 and 2011, respectively and $(86) and $(328) for the nine months ended September 30, 2012 and 2011, respectively.

(7)

Net of income taxes of $(53) and $(954) for the three months ended September 30, 2012 and 2011, respectively and $(5,347) and $(3,390) for the nine months ended September 30, 2012 and 2011, respectively.

(8)	Net of income taxes of $0 and $(6) for the three months ended September 30, 2012 and 2011, respectively and $0 and $(9) for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$90,864	$96,045
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	335,421	250,642
Deferred Income Tax Expense	42,714	57,381
(Gain) / Loss on Sale of Assets	(67,042)	(36,408)
Exploration Expense	12,118	13,851
Unrealized (Gain) / Loss on Derivative Instruments	449	950
Amortization of Debt Issuance Costs	4,300	3,317
Stock-Based Compensation, Pension and Other	37,518	42,432
Changes in Assets and Liabilities:
Accounts Receivable, Net	10,747	(7,124)
Income Taxes	205	(36,115)
Inventories	3,582	1,371
Other Current Assets	(1,125)	(832)
Accounts Payable and Accrued Liabilities	(16,391)	(9,941)
Other Assets and Liabilities	1,752	(203)
Net Cash Provided by Operating Activities	455,112	375,366

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(669,198)	(668,987)
Proceeds from Sale of Assets	132,740	82,109
Investment in Equity Method Investment	(4,488)	—
Net Cash Used in Investing Activities	(540,946)	(586,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from Debt	280,000	330,000
Repayments of Debt	(168,000)	(100,000)
Dividends Paid	(12,561)	(9,379)
Capitalized Debt Issuance Costs	(5,005)	(1,025)
Other	(1,010)	(1,105)
Net Cash Provided by Financing Activities	93,424	218,491

Net Increase / (Decrease) in Cash and Cash Equivalents	7,590	6,979
Cash and Cash Equivalents, Beginning of Period	29,911	55,949
Cash and Cash Equivalents, End of Period	$37,501	$62,928

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

With respect to the unaudited financial information of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 26, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

2. PROPERTIES AND EQUIPMENT, NET

Properties and equipment, net are comprised of the following:

	September 30,	December 31,
(In thousands)	2012	2011

Proved Oil and Gas Properties	$5,618,507	$5,006,846
Unproved Oil and Gas Properties	478,999	478,942
Gathering and Pipeline Systems	238,962	238,660
Land, Building and Other Equipment	83,301	80,908
	6,419,769	5,805,356
Accumulated Depreciation, Depletion and Amortization	(2,200,848)	(1,870,772)
	$4,218,921	$3,934,584

At September 30, 2012, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.

Divestitures

In June 2012, the Company sold a 35% non-operated working interest associated with certain of its Pearsall shale undeveloped leaseholds in south Texas to a wholly-owned subsidiary of Osaka Gas Co., Ltd. (Osaka) for total consideration of approximately $251.0 million.  The Company received $125.0 million in cash proceeds and Osaka agreed to fund 85% of the Company’s share of future drilling and completion costs associated with these leaseholds until it has paid approximately $126.0 million in accordance with a joint development agreement entered into at the closing. The drilling and completion carry will terminate two years after the closing of the transaction. The Company recognized a $67.0 million gain on sale of assets associated with this sale.

During the first nine months of 2011, the Company entered into two participation agreements with third parties related to certain of its Haynesville and Bossier shale leaseholds in east Texas. Under the terms of the participation agreements, the third parties agreed to fund 100% of the cost to drill and complete certain Haynesville and Bossier shale wells in the related leaseholds over a multi-year period in exchange for a 75% working interest in the leaseholds. During the first nine months of 2011, the Company received reimbursement of drilling costs incurred of approximately $11.2 million associated with wells that had commenced drilling prior to the execution of the participation agreements.

In May 2011, the Company sold certain of its Haynesville and Bossier Shale oil and gas properties in east Texas to a third party. The Company received approximately $47.0 million in cash proceeds and recognized a $34.2 million gain on sale of assets.

3. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

	September 30,	December 31,
(In thousands)	2012	2011

ACCOUNTS RECEIVABLE, NET
Trade Accounts	$99,753	$111,306
Joint Interest Accounts	3,804	5,417
Other Accounts	1,092	1,003
	104,649	117,726
Allowance for Doubtful Accounts	(1,015)	(3,345)
	$103,634	$114,381
INVENTORIES
Natural Gas in Storage	$10,122	$13,513
Tubular Goods and Well Equipment	6,507	7,146
Other Accounts	1,067	619
	$17,696	$21,278
OTHER CURRENT ASSETS
Prepaid Balances and Other	2,937	2,345
Restricted Cash	—	2,234
	$2,937	$4,579
OTHER ASSETS
Deferred Compensation Plan	$11,462	$10,838
Debt Issuance Cost	18,385	17,680
Equity Method Investment	4,450	—
Other Accounts	666	1,342
	$34,963	$29,860
ACCOUNTS PAYABLE
Trade Accounts	$17,511	$18,253
Natural Gas Purchases	4,277	3,012
Royalty and Other Owners	47,699	48,113
Accrued Capital Costs	164,139	138,122
Taxes Other Than Income	1,415	2,076
Drilling Advances	33,244	1,489
Wellhead Gas Imbalances	2,358	2,312
Other Accounts	5,506	3,917
	$276,149	$217,294
ACCRUED LIABILITIES
Employee Benefits	$16,360	$26,035
Pension and Postretirement Benefits	1,260	6,331
Taxes Other Than Income	12,450	12,297
Interest Payable	12,801	24,701
Derivative Contracts	2,941	385
Other Accounts	1,600	1,169
	$47,412	$70,918
OTHER LIABILITIES
Deferred Compensation Plan	$22,668	$20,187
Derivative Contracts	5,868	—
Other Accounts	12,943	11,752
	$41,479	$31,939

4. DEBT AND CREDIT AGREEMENTS

The Company’s debt and credit agreements consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Long-Term Debt
7.33% Weighted-Average Fixed Rate Notes	$95,000	$95,000
6.51% Weighted-Average Fixed Rate Notes	425,000	425,000
9.78% Notes	67,000	67,000
5.58% Weighted-Average Fixed Rate Notes	175,000	175,000
Credit Facility	300,000	188,000
Current Maturities
7.33% Weighted-Average Fixed Rate Notes	(75,000)	—
Long-Term Debt, excluding Current Maturities	$987,000	$950,000

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

As of September 30, 2012, the amended credit facility provided for a $1.7 billion borrowing base. The other terms and conditions of the amended facility are generally consistent with the terms and conditions of the credit agreement prior to its amendment.

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

At September 30, 2012, the Company had $300.0 million of borrowings outstanding under the amended credit facility at a weighted-average interest rate of 2.3% and $599.0 million available for future borrowings.

5. EQUITY METHOD INVESTMENT

Constitution Pipeline Company, LLC

The Company accounts for its investment in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee (generally on a one month lag). The Company also evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other-than-temporary decline in the value of the investment.

In February 2012, the Company entered into a Precedent Agreement with Constitution Pipeline Company, LLC (Constitution), at the time a wholly owned subsidiary of Williams Partners L.P., to develop and construct a 120 mile large diameter pipeline to transport its production in northeast Pennsylvania to both the New England and New York markets.  Under the terms of the Precedent Agreement, the Company will have transportation rights for up to approximately 500,000 Mcf per day of capacity on the newly constructed pipeline, subject to regulatory approval and certain terms and conditions to be determined.

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

During the first nine months of 2012, the Company made contributions of $4.5 million to fund costs associated with the project. The Company’s net book value in this equity investment was $4.5 million as of September 30, 2012 and is included in Other Assets in the Condensed Consolidated Balance Sheet. There were no material earnings or losses associated with Constitution during the first nine months of 2012.  Earnings (losses) on Equity Method Investment are included in Interest Expense and Other in the Condensed Consolidated Statement of Operations.

6. EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding for the period (the denominator). Diluted EPS is similarly calculated except that the denominator is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock appreciation rights were exercised and stock awards were vested at the end of the applicable period.

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Weighted-Average Shares - Basic	209,656	208,570	209,433	208,463
Dilution Effect of Stock Appreciation Rights and Stock Awards at End of Period	1,570	2,350	1,564	2,168
Weighted-Average Shares - Diluted	211,226	210,920	210,997	210,631

Weighted-Average Stock Awards and Shares Excluded from Diluted Earnings per Share due to the Anti-Dilutive Effect	46	—	102	—

7. COMMITMENTS AND CONTINGENCIES

Transportation Agreements

During the first nine months of 2012, the Company entered into a liquids transportation agreement that commenced in the third quarter of 2012. The Company’s total future minimum transportation commitments as of September 30, 2012 are as follows:

(In thousands)
2012	$28,117
2013	121,920
2014	127,620
2015	127,698
2016	128,071
Thereafter	1,289,626
$1,823,052

For further information on the Company’s transportation agreements, please refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K.

Legal Matters

Preferential Purchase Right Litigation

In September 2005, the Company and Linn Energy, LLC were sued by Power Gas Marketing & Transmission, Inc. in the Court of Common Pleas of Indiana County, Pennsylvania. The lawsuit seeks unspecified damages arising out of the Company’s 2003 sale of oil and gas properties located in Indiana County, Pennsylvania, to Linn Energy, LLC. The plaintiff alleges breach of a preferential purchase right regarding those properties contained in a 1969 joint operating agreement to which the plaintiff was a party. The Company initially obtained judgment as a matter of law as to all claims in a decision by the trial court dated February 2007. Plaintiff appealed the ruling to the Pennsylvania Superior Court, where the ruling in favor of the Company was reversed and remanded to the trial court in March 2008. The Company appealed the Superior Court ruling to the Pennsylvania Supreme Court, but in December 2008 that Court declined to review. Effective July 2008, Linn Energy, LLC sold the subject properties to XTO Energy, Inc., giving rise to a second lawsuit for unspecified damages filed in September 2009 by EXCO—North Coast Energy, Inc., as successor in interest to Power Gas Marketing & Transmission, Inc., against the Company, Linn Energy, LLC and XTO Energy, Inc. The second lawsuit has been consolidated into the first lawsuit. A bench trial was held in early June 2012. Closing arguments have been set for mid-January 2013.

The Company believes that the plaintiff’s claims lack merit and does not consider a loss related to this matter to be probable; however, due to the inherent uncertainties of litigation, a loss is possible. In the event that the Company is found liable, the potential loss is currently estimated to be less than $15 million.

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

Contingency Reserves

When deemed necessary, the Company establishes reserves for certain legal proceedings. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur additional losses with respect to those matters in which reserves have been established. The Company believes that any such amount above the amounts accrued is not material to the Condensed Consolidated Financial Statements. Future changes in facts and circumstances not currently foreseeable could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.

Environmental Matters

Pennsylvania Department of Environmental Protection

On December 15, 2010, the Company entered into a consent order and settlement agreement (CO&SA) with the Pennsylvania Department of Environmental Protection (PaDEP), addressing a number of environmental issues originally identified in 2008 and 2009, including alleged releases of drilling mud and other substances, alleged record keeping violations at various wells and alleged natural gas contamination of water supplies to 14 households in Susquehanna County, Pennsylvania.  On January 11, 2011, certain of the affected households appealed the CO&SA to the Pennsylvania Environmental Hearing Board (PEHB).  On October 17, 2011, the Company requested PaDEP approval to resume hydraulic fracturing and new natural gas well drilling operations in the affected area, along with a request to cease temporary water deliveries to the affected households.  On October 18, 2011, the PaDEP concurred that temporary water deliveries to the property owners are no longer necessary.  On November 18, 2011, certain of the affected households appealed this order to the PEHB, which appeal was later consolidated with the CO&SA appeal.

The Company is in continuing discussions with the PaDEP to address the results of the Company’s natural gas well test data, water quality sampling and water well headspace screenings, which were required pursuant to the CO&SA. On August 21, 2012, the PaDEP notified the Company that it could commence completion operations on existing wells within the concerned area.

As of September 30, 2012, the Company has paid $1.3 million in settlement of fines and penalties sought or claimed by the PaDEP related to this matter and all of the affected households have accepted the $4.2 million that was placed into escrow for their benefit.  Furthermore, as of October 18, 2012, all of the appellants have dismissed their appeal to the PEHB. With the withdrawal of these appeals, the Company does not believe it has any further exposure related to this matter.

For additional information on the PaDEP matter, refer to Note 7 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K.

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

As of September 30, 2012, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price		Volume		Contract Period
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$5.22	per Mcf	24,131	Mmcf	Oct. 2012 - Dec. 2012
Natural Gas Collars	$3.60 Floor / $4.17 Ceiling	per Mcf	2,963	Mmcf	Nov. 2012 - Dec. 2012
Natural Gas Collars	$5.15 Floor / $6.18 Ceiling	per Mcf	10,637	Mmcf	Jan. 2013 - Dec. 2013
Natural Gas Collars	$5.15 Floor / $6.23 Ceiling	per Mcf	7,092	Mmcf	Jan. 2013 - Dec. 2013
Natural Gas Collars	$3.09 Floor / $4.12 Ceiling	per Mcf	35,458	Mmcf	Jan. 2013 - Dec. 2013
Natural Gas Collars	$3.40 Floor / $4.12 Ceiling	per Mcf	17,729	Mmcf	Jan. 2013 - Dec. 2013
Natural Gas Collars	$3.35 Floor / $4.01 Ceiling	per Mcf	35,458	Mmcf	Jan. 2013 - Dec. 2013
Natural Gas Collars	$3.60 Floor / $4.17 Ceiling	per Mcf	17,729	Mmcf	Jan. 2013 - Dec. 2013
Crude Oil Swaps	$100.45	per Bbl	460	Mbbl	Oct. 2012 - Dec. 2012
Crude Oil Swaps	$101.90	per Bbl	1,095	Mbbl	Jan. 2013 - Dec. 2013

Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$(0.25)	per Mcf	4,284	Mmcf	Oct. 2012 - Dec. 2012

In October 2012, the Company entered into additional natural gas collar arrangements with floor prices ranging from $3.76 to $3.86 per Mcf and ceiling prices ranging from $4.14 to $4.36 per Mcf covering 35,458 Mmcf of the Company’s anticipated natural gas production for 2013.

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

The following disclosures reflect the impact of derivative instruments on the Company’s condensed consolidated financial statements:

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Value Asset (Liability)
(In thousands)	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity Contracts	Derivative Instruments (current assets)	$62,532	$177,389
Commodity Contracts	Accrued Liabilities	(2,941)	(385)
Commodity Contracts	Derivative Instruments (non-current assets)	4,379	21,249
Commodity Contracts	Other Liabilities	(5,868)	—
		58,102	198,253
Derivatives Not Designated as Hedging Instruments
Commodity Contracts	Derivative Instruments (current assets)	(809)	(3,126)
		$57,293	$195,127

At September 30, 2012 and December 31, 2011, unrealized gains of $58.1 million ($35.6 million, net of tax) and $198.3 million ($121.4 million, net of tax), respectively, were recorded in Accumulated Other Comprehensive Income / (Loss). Based upon estimates at September 30, 2012, the Company expects to reclassify $36.5 million in after-tax income associated with its commodity hedges from Accumulated Other Comprehensive Income / (Loss) to the Condensed Consolidated Statement of Operations over the next 12 months.

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)				Location of Gain (Loss)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives Designated as Hedging Instruments	Three Months Ended September 30,		Nine Months Ended September 30,		Reclassified from Accumulated OCI into	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011	Income	2012	2011	2012	2011
Commodity Contracts	$(39,805)	$98,143	$49,299	$159,030	Natural Gas Revenues	$57,139	$21,170	$183,867	$48,318
					Crude Oil and Condensate Revenues	3,799	1,382	5,583	566
						$60,938	$22,552	$189,450	$48,884

For the three and nine months ended September 30, 2012 and 2011, respectively, there was no ineffectiveness recorded in our Condensed Consolidated Statement of Operations related to our derivative instruments.

Derivatives Not Designated as		Three Months Ended		Nine Months Ended
Hedging Instruments	Location of Gain (Loss) Recognized	September 30,		September 30,
(In thousands)	in Income on Derivative	2012	2011	2012	2011
Commodity Contracts	Natural Gas Revenues	$(149)	$(64)	$(449)	$(950)

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

9. FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements and Disclosures,” established a formal framework for measuring fair values of assets and liabilities in financial statements. ASC 820 also established a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. The Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. For further information regarding the fair value hierarchy, refer to Note 13 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K.

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of long-lived assets, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of September 30, 2012 and 2011 and no other assets or liabilities were required to be measured at fair value on a non-recurring basis, additional disclosures are not provided.

Financial Assets and Liabilities

The Company’s financial assets and liabilities are measured at fair value on a recurring basis. The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012
Assets
Deferred Compensation Plan	$11,462	$—	$—	$11,462
Derivative Contracts	—	12,471	53,631	66,102
Total Assets	$11,462	$12,471	$53,631	$77,564

Liabilities
Deferred Compensation Plan	$22,668	$—	$—	$22,668
Derivative Contracts	—		8,809	8,809
Total Liabilities	$22,668	$—	$8,809	$31,477

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Assets
Deferred Compensation Plan	$10,838	$—	$—	$10,838
Derivative Contracts	—	—	195,512	195,512
Total Assets	$10,838	$—	$195,512	$206,350

Liabilities
Deferred Compensation Plan	$20,187	$—	$—	$20,187
Derivative Contracts	—	—	385	385
Total Liabilities	$20,187	$—	$385	$20,572

The Company’s investments associated with its Deferred Compensation Plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available.

The derivative contracts were measured based on quotes from the Company’s counterparties. Such quotes have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term, as applicable. These estimates are verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions in which it has derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank.

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Balance at beginning of period	$129,213	$48,415	$195,127	$14,746
Total Gains / (Losses) (Realized or Unrealized):
Included in Earnings (1)	56,990	22,488	183,418	47,934
Included in Other Comprehensive Income	(85,466)	75,591	(153,008)	110,146
Settlements	(55,915)	(22,552)	(181,100)	(48,884)
Transfers In and/or Out of Level 3	—	—	385	—
Balance at end of period	$44,822	$123,942	$44,822	$123,942

(1)

Unrealized losses of $0.1 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and unrealized losses of $0.4 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively, were included in Natural Gas Revenues in the Condensed Consolidated Statement of Operations.

There were no transfers between Level 1 and Level 2 measurements for the nine months ended September 30, 2012 and 2011.

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

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	September 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$1,062,000	$1,195,717	$950,000	$1,082,531
Current Maturities	(75,000)	(78,095)	—	—
Long-Term Debt, excluding Current Maturities	$987,000	$1,117,622	$950,000	$1,082,531

10. ACCUMULATED COMPREHENSIVE INCOME / (LOSS)

Changes in the components of Accumulated Other Comprehensive Income / (Loss), net of taxes, for the nine months ended September 30, 2012 were as follows:

(In thousands)	Net Gains / (Losses) on Cash Flow Hedges	Defined Benefit Pension and Postretirement Plans	Total
Balance at December 31, 2011	$121,358	$(16,811)	$104,547
Net change in unrealized gain on cash flow hedges, net of taxes of $54,299	(85,852)	—	(85,852)
Net change in defined benefit pension and postretirement plans, net of taxes of $(5,433)	—	8,563	8,563
Balance at September 30, 2012	$35,506	$(8,248)	$27,258

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit costs, included in General and Administrative Expense in the Condensed Consolidated Statement of Operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Qualified and Non-Qualified Pension Plans
Interest Cost	$—	$650	$922	$2,251
Expected Return on Plan Assets	—	(945)	(1,748)	(3,265)
Settlement	—	2,446	7,111	2,446
Amortization of Prior Service Cost	—	228	221	862
Amortization of Net Loss	—	2,373	13,083	8,498
Net Periodic Pension Cost	$—	$4,752	$19,589	$10,792

Postretirement Benefits
Current Period Service Cost	$234	$335	$1,280	$1,004
Interest Cost	351	467	1,187	1,402
Amortization of Net Loss	132	140	692	422
Amortization of Net Obligation at Transition	—	158	—	474
Total Postretirement Benefit Cost	$717	$1,100	$3,159	$3,302

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

On March 14, 2012, the Internal Revenue Service provided the Company with a favorable determination letter for the termination of the Company’s qualified pension plan. In June and July 2012, the Company made final contributions of $9.6 million and $3.6 million, respectively, to fund the liquidation of the trust under the qualified pension plan. As of September 30, 2012, the benefit obligations associated with the qualified pension plan were fully satisfied.

For further information regarding termination and amendment of the Company’s pension plans, refer to Note 5 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K.

12. STOCK-BASED COMPENSATION

Stock-based compensation expense during the first nine months of 2012 and 2011 was $23.4 million and $29.3 million, respectively, and is included in General and Administrative Expense in the Condensed Consolidated Statement of Operations. Stock-based compensation expense in the third quarter of 2012 and 2011 was $10.4 million and $10.0 million, respectively.

Restricted Stock Awards

During the first nine months of 2012, 4,350 restricted stock awards were granted with a weighted-average grant date per share value of $32.18. The fair value of restricted stock grants is based on the average of the high and low stock price on the grant date. The Company used an annual forfeiture rate assumption of 6.0% for purposes of recognizing stock-based compensation expense for restricted stock awards.

Restricted Stock Units

During the first nine months of 2012, 38,304 restricted stock units were granted to non-employee directors of the Company with a grant date per share value of $36.55. The fair value of these units is measured at the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and will be issued when the director ceases to be a director of the Company.

Stock Appreciation Rights

During the first nine months of 2012, 120,442 stock appreciation rights (SARs) were granted to employees. These awards allow the employee to receive common stock of the Company equal to the intrinsic value over the $35.18 strike price during the contractual term of seven years. The Company calculates the fair value using a Black-Scholes model. The assumptions used in the Black-Scholes fair value calculation on the date of grant for SARs are as follows:

Weighted-Average Value per Stock Appreciation Right
Granted During the Period	$16.31

Assumptions
Stock Price Volatility	55.3%
Risk Free Rate of Return	0.9%
Expected Dividend Yield	0.3%
Expected Term (in years)	5.0

Performance Share Awards

During the first nine months of 2012, three types of performance share awards were granted to employees for a total of 518,602 performance shares, which included 401,141 performance share awards based on performance conditions measured against the Company’s internal performance metrics and 117,461 performance share awards based on market conditions. The Company used an annual forfeiture rate assumption ranging from 0% to 6% for purposes of recognizing stock-based compensation expense for all performance share awards. The performance period for the awards granted in 2012 commenced on January 1, 2012 and ends on December 31, 2014.  Refer to Note 11 of the Notes to the Consolidated Financial Statements in the 2011 Form 10-K for further description of the various types of performance share awards.

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

Based on the Company’s probability assessment at September 30, 2012, it is considered probable that criteria for these awards will be met.

Awards Based on Market Conditions. The 117,461 performance shares based on market conditions are earned, or not earned, based on the comparative performance of the Company’s common stock measured against sixteen other companies in the Company’s peer group over a three-year performance period. These performance shares have both an equity and liability component. The equity portion of the 2012 awards was valued on the grant date (February 16, 2012) and was not marked to market. The liability portion of the awards was valued as of September 30, 2012 on a mark-to-market basis.

The following assumptions were used to value the equity and liability components of the Company’s performance share awards based on market conditions using a Monte Carlo model:

	Grant Date	September 30, 2012
Value per Share	$28.31	$29.39 - $44.56
Assumptions:
Stock Price Volatility	46.7%	36.2% - 50.7%
Risk Free Rate of Return	0.4%	0.1% - 0.3%
Expected Dividend Yield	0.2%	0.2%

Supplemental Employee Incentive Plan

On May 1, 2012, the Company’s Board of Directors adopted a new Supplemental Employee Incentive Plan (“Plan”) to replace the previously adopted supplemental employee incentive plan that expired on June 30, 2012.  There were no amounts paid under the expired plan. The Plan commenced on July 1, 2012 and is intended to provide a compensation tool tied to stock market value creation to serve as an incentive and retention vehicle for full-time, non-officer employees by providing for cash payments in the event the Company’s common stock reaches a specified trading price. The Plan is accounted for as a liability award under ASC 718, “Compensation — Stock Compensation.” The Company recognized stock-based compensation expense / (benefit) of $1.6 million and ($0.1) million for the three and nine months ended September 30, 2012, respectively, which is included in General and Administrative expense in the Condensed Consolidated Statement of Operations.

The Plan provides for a payout if, for any 20 trading days out of any 60 consecutive trading days, the closing price per share of the Company’s common stock equals or exceeds the price goal of $50 per share by June 30, 2014 (interim trigger date) or $75 per share by June 30, 2016 (final trigger date). Under the Plan, each eligible employee may receive (upon approval by the Compensation Committee) a distribution of 20% of base salary if the interim trigger is met or 50% of base salary if the final trigger is met (or an incremental 30% of base salary if the Company paid interim distributions upon achievement of the interim trigger).

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

13. ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligation is as follows:

(In thousands)
Balance at December 31, 2011	$60,142
Liabilities incurred	1,731
Liabilities settled	(1,050)
Accretion expense	2,283
Change in Estimate	(37)
Balance at September 30, 2012	$63,069

14. INCREASE IN AUTHORIZED SHARES

In May 2012, the stockholders of the Company approved an increase in the authorized number of shares of common stock from 240 million to 480 million shares.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 2012 and 2011, and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

October 26, 2012

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and nine month periods ended September 30, 2012 and 2011 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K).

On January 3, 2012, the Board of Directors declared a 2-for-1 split of our common stock in the form of a stock dividend. The stock dividend was distributed on January 25, 2012 to shareholders of record as of January 17, 2012. All common stock accounts and per share data have been retroactively adjusted to give effect to the 2-for-1 split of our common stock.

Overview

On an equivalent basis, our production for the nine months ended September 30, 2012 increased by 42% compared to the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we produced 188.9 Bcfe compared to 132.7 Bcfe for the nine months ended September 30, 2011. Natural gas production was 178.4 Bcf and crude oil/condensate/NGL production was 1,760 Mbbls for the first nine months of 2012. Natural gas production increased by 40% when compared to the first nine months of 2011, which had production of 127.2 Bcf. This increase was primarily a result of increased production in the Marcellus shale associated with our drilling program and infrastructure installation and upgrades in Susquehanna County, Pennsylvania. Partially offsetting the natural gas production increase in the Marcellus shale were decreases in natural gas production in east Texas due to reduced drilling activity and normal production declines along with the sale of oil and gas properties in Colorado, Utah and Wyoming in the fourth quarter of 2011. Crude oil/condensate/NGL production increased by 91%, to 1,760 Mbbls, when compared to the first nine months of 2011, which had production of 920 Mbbls, primarily due to our focus on liquids projects associated with our Eagle Ford shale drilling program in south Texas and the Marmaton oil play in Oklahoma.

Our average realized natural gas price for the first nine months of 2012 was $3.57 per Mcf, 23% lower than the $4.64 per Mcf price realized in the first nine months of 2011. Our average realized crude oil price for the first nine months of 2012 was $100.30 per Bbl, 12% higher than the $89.69 per Bbl price realized in the first nine months of 2011. These realized prices include realized gains and losses resulting from commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below. Commodity prices are determined by many factors that are outside of our control. Historically, commodity prices have been volatile, and we expect them to remain volatile. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGL and crude oil prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases will have on our capital program, production volumes or future revenues.

Operating revenues for the nine months ended September 30, 2012 increased by $122.8 million, or 17%, from the nine months ended September 30, 2011. Natural gas revenues, excluding unrealized gains/losses from the change in fair value of our derivatives not designated as hedges, increased by $50.3 million, or 9%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as the increase in natural gas production more than offset the lower realized natural gas prices. Crude oil and condensate revenues increased by $85.5 million, or 107%, for the first nine months of 2012 as compared to the first nine months of 2011, due to increased crude oil production and realized crude oil prices. Brokered natural gas revenues decreased by $15.1 million, or 39%, due to a lower sales price and brokered volumes.

In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to our long-term success. For 2012, we expect to spend approximately $900 million to $950 million in capital and exploration expenditures, using proceeds from the sale of assets to supplement our cash flows from operations in order to fund incremental capital and exploration expenditures above previously budgeted amounts. We believe our existing cash on hand, operating cash flows, borrowings under our credit facility, if required, and proceeds from the sale of assets will be more than sufficient to fund our capital and exploration spending in the current year. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital and exploration expenditures accordingly. For the nine months ended September 30, 2012, we invested approximately $712.9 million in our exploration and development efforts.

During the first nine months of 2012, we drilled 104 gross wells (94 development, four exploratory and six extension wells) with a success rate of 97% compared to 85 gross wells (73 development, five exploratory and seven extension wells) with a success rate of 99% for the comparable period of the prior year. For the full year of 2012, we plan to drill approximately 150 to 170 gross wells.

Our 2012 strategy will remain consistent with 2011. We remain focused on pursuing drilling opportunities that provide more predictable results on our accumulated acreage position. Additionally, we intend to maintain spending discipline and manage our balance sheet in an effort to ensure sufficient liquidity, including cash resources and available credit. For 2012, we have allocated our planned program for capital and exploration expenditures primarily to the Marcellus shale in northeast Pennsylvania, the Eagle Ford oil shale in south Texas, including a portion toward the Pearsall shale (below the Eagle Ford oil shale), and the Marmaton oil play in Oklahoma. We believe these strategies are appropriate for our portfolio of projects and the current commodity pricing environment and will continue to add shareholder value over the long-term.

In June 2012, we sold a 35% non-operated working interest associated with certain of our Pearsall shale undeveloped leaseholds in south Texas. For further information, please refer to “Divestitures” under Note 2 in the Notes to the Condensed Consolidated Financial Statements.

The preceding paragraphs, discussing our strategic pursuits and goals, contain forward-looking information. Please read “Forward-Looking Information” for further details.

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the nine months ended September 30, 2012 were funds generated from the sale of natural gas and crude oil production (including realizations from our derivative instruments), proceeds from the sale of assets and net borrowings under our credit facility. These cash flows were primarily used to fund our capital and exploration expenditures, contributions to our pension plan and payment of dividends. See below for additional discussion and analysis of cash flow.

Operating cash flow fluctuations are substantially driven by commodity prices, changes in our production volumes and operating expenses. Prices for natural gas and crude oil have historically been and continue to be volatile, including seasonal influences characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties, as described in our Form 10-K and other filings with the Securities and Exchange Commission, have also influenced prices throughout the recent years. In addition, fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See “Results of Operations” for a review of the impact of prices and volumes on revenues.

Our working capital is also substantially influenced by variables discussed above. From time to time, our working capital will reflect a surplus, while at other times it will reflect a deficit. This fluctuation is not unusual. We believe we have adequate availability under our credit facility and liquidity available to meet our working capital requirements.

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Cash Flows Provided by Operating Activities	$455,112	$375,366
Cash Flows Used in Investing Activities	(540,946)	(586,878)
Cash Flows Provided by Financing Activities	93,424	218,491
Net Increase / (Decrease) in Cash and Cash Equivalents	$7,590	$6,979

Operating Activities.  Net cash provided by operating activities in the first nine months of 2012 increased by $79.7 million over the first nine months of 2011. This increase was primarily due to favorable changes in working capital and long-term assets and liabilities and higher operating revenues partially offset by higher operating expenses (excluding non-cash expenses). The increase in operating revenues was primarily due to an increase in equivalent production and higher realized crude oil prices partially offset by lower realized natural gas prices. Equivalent production volumes increased by 42% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of higher natural gas and crude oil production. Average realized crude oil prices increased by 12% compared to the same period while average realized natural gas prices decreased by 23% for the first nine months of 2012 compared to the first nine months of 2011.

See “Results of Operations” for additional information relative to commodity price, production and operating expense movements. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.

Investing Activities. Cash flows used in investing activities decreased by $45.9 million for the first nine months of 2012 compared to the first nine months of 2011. The decrease was primarily due an increase of $50.6 million in proceeds from sale of assets, partially offset by $4.5 million of capital contributions associated with our equity method investment in Constitution Pipeline Company, LLC (Constitution).

Financing Activities. Cash flows provided by financing activities decreased by $125.1 million from the first nine months of 2011 to the first nine months of 2012. This decrease was primarily due to $118.0 million lower net borrowings ($50.0 million decrease in borrowings and $68.0 million increase in repayments of debt), $4.0 million higher debt issuance costs associated with our amended credit facility and $3.2 million higher dividend payments.

In May 2012, we amended our revolving credit facility to adjust the margins associated with borrowings under the facility and extend the maturity date from September 2015 to May 2017. The credit facility, as amended, provides for an available credit line of $900 million and contains a $500 million accordion feature whereby we may increase the available credit line to $1.4 billion, if one or more of the existing banks or new banks agree to provide such increased commitment amount. As of September 30, 2012, the borrowing base under our amended credit facility was $1.7 billion.

At September 30, 2012, we had $300.0 million of borrowings outstanding under the amended credit facility at a weighted-average interest rate of 2.3% and $599.0 million available for future borrowings.

We were in compliance in all material respects with our debt covenants as of September 30, 2012.

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

Capitalization

Information about our capitalization is as follows:

	September 30,	December 31,
(In thousands)	2012	2011

Debt (1)	$1,062,000	$950,000
Stockholders’ Equity	2,100,287	2,104,768
Total Capitalization	$3,162,287	$3,054,768

Debt to Capitalization	34%	31%

Cash and Cash Equivalents	$37,501	$29,911

(1) Includes $75.0 million of current portion of long-term debt at September 30, 2012 and $300.0 million and $188.0 million of borrowings outstanding under our revolving credit facility at September 30, 2012 and December 31, 2011, respectively.

During the nine months ended September 30, 2012, we paid dividends of $12.6 million ($0.06 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration activities, excluding any significant oil and gas property acquisitions, with cash generated from operations and, if necessary, borrowings under our revolving credit facility. We budget these capital expenditures based on our current estimate of future commodity prices and projected cash flows for the year.

The following table presents major components of capital and exploration expenditures:

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Capital Expenditures
Drilling and Facilities	$602,820	$561,017
Leasehold Acquisitions	74,426	60,922
Pipeline and Gathering	(365)	7,218
Other	6,457	6,452
	683,338	635,609
Exploration Expense	29,548	31,090
Total	$712,886	$666,699

For the full year of 2012, we plan to drill approximately 150 to 170 gross wells. Our 2012 drilling program includes between $900 million to $950 million in total planned capital and exploration expenditures, using proceeds from the sale of assets to supplement our cash flows from operations in order to fund incremental capital and exploration expenditures above previously budgeted amounts. See “Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. For further information, please refer to “Transportation Agreements” under Note 7 in the Notes to the Condensed Consolidated Financial Statements for changes in our commitments for the first nine months of 2012. There have been no other material changes to our contractual obligations described under “Gas Transportation Agreements”, “Drilling Rig Commitments”, “Hydraulic Fracturing Services Commitments” and “Lease Commitments” as disclosed in Note 7 in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

In February 2012, we entered into a Precedent Agreement with Constitution, at that time a wholly owned subsidiary of Williams Partners L.P., to develop and construct a 120 mile large diameter pipeline to transport our production in northeast Pennsylvania to both the New England and New York markets. In April 2012, we entered into an Amended and Restated Limited Liability Company Agreement with Constitution. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for further details.

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

Results of Operations

Third Quarters of 2012 and 2011 Compared

We reported net income in the third quarter of 2012 of $36.6 million, or $0.17 per share, compared to $28.5 million, or $0.14 per share in the third quarter of 2011. The increase in net income was primarily due to an increase in equivalent production and higher realized crude oil prices partially offset by lower realized natural gas prices and higher operating costs.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Three Months Ended September 30,		Variance
Revenue Variances (In thousands)	2012	2011	Amount	Percent
Natural Gas (1)	$232,045	$218,585	$13,460	6%
Crude Oil and Condensate	57,870	33,158	24,712	75%
Brokered Natural Gas	5,238	9,467	(4,229)	(45)%
Other	1,870	971	899	93%

(1) Natural Gas Revenues exclude the unrealized loss of $0.1 million and $0.1 million from the change in fair value of our derivatives not designated as hedges in 2012 and 2011, respectively.

	Three Months Ended September 30,		Variance		Increase (Decrease)
	2012	2011	Amount	Percent	(In thousands)
Price Variances
Natural Gas (1)	$3.68	$4.58	$(0.90)	(20)%	$(55,170)
Crude Oil and Condensate (2)	$101.34	$86.89	$14.45	17%	8,283
Total					$(46,887)
Volume Variances
Natural Gas (Mmcf)	62,692	47,707	14,985	31%	$68,630
Crude Oil and Condensate (Mbbl)	571	382	189	49%	16,429
Total					$85,059

(1) These prices include the realized impact of derivative instrument settlements, which increased the price by $0.91 per Mcf in 2012 and $0.44 per Mcf in 2011.

(2) These prices include the realized impact of derivative instrument settlements, which increased the price by $6.65 per Bbl in 2012 and $3.62 per Bbl in 2011.

Natural Gas Revenues

The increase in natural gas revenues of $13.5 million, excluding the impact of unrealized losses, is due to increased production during the third quarter of 2012, partially offset by lower realized natural gas prices. The increase in production was primarily a result of higher production in the Marcellus shale associated with our drilling program and infrastructure installation and upgrades in Susquehanna County, Pennsylvania. Partially offsetting the increase in natural gas production in the Marcellus shale were decreases in natural gas production in east Texas due to reduced drilling activity and normal production declines along with the sale of oil and gas properties in Colorado, Utah and Wyoming in the fourth quarter of 2011.

Crude Oil and Condensate Revenues

The increase in crude oil and condensate revenues of $24.7 million is primarily due to our focus on liquids projects associated with our Eagle Ford shale drilling program in south Texas and the Marmaton oil play in Oklahoma and higher realized oil prices.

Brokered Natural Gas Revenue and Cost

							Price and
	Three Months Ended						Volume
	September 30,				Variance		Variances
	2012		2011		Amount	Percent	(In thousands)
Brokered Natural Gas Sales
Sales Price ($/Mcf)		$3.28		$4.99	$(1.71)	(34)%	$(2,712)
Volume Brokered (Mmcf)	x	1,595	x	1,899	(304)	(16)%	(1,517)
Brokered Natural Gas Revenues (In thousands)		$5,238		$9,467			$(4,229)

Brokered Natural Gas Purchases
Purchase Price ($/Mcf)		$2.67		$4.32	$(1.65)	(38)%	$2,633
Volume Brokered (Mmcf)	x	1,595	x	1,899	(304)	(16)%	1,313
Brokered Natural Gas Cost (In thousands)		$4,258		$8,204			$3,946

Brokered Natural Gas Margin (In thousands)		$980		$1,263			$(283)

The decreased brokered natural gas margin of $0.3 million is primarily a result of a decrease in sales price that outpaced the decrease in purchase price and lower brokered volumes.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the increase / (decrease) to revenue from the realized impact of cash settlements for derivative instruments designated as cash flow hedges and the net unrealized change in fair value of other financial derivative instruments:

	Three Months Ended September 30,
(In thousands)	2012	2011

Cash Flow Hedges
Natural Gas	$57,139	$21,170
Crude Oil	3,799	1,382

Other Financial Derivative Instruments
Natural Gas Basis Swaps	(149)	(64)
	$60,789	$22,488

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2012	2011	Amount	Percent
Operating and Other Expenses
Direct Operations	$28,269	$27,292	$977	4%
Transportation and Gathering	34,430	19,768	14,662	74%
Brokered Natural Gas	4,258	8,204	(3,946)	(48)%
Taxes Other Than Income	10,436	7,042	3,394	48%
Exploration	9,303	20,190	(10,887)	(54)%
Depreciation, Depletion and Amortization	110,448	90,293	20,155	22%
General and Administrative	23,829	27,949	(4,120)	(15)%
Total Operating Expense	$220,973	$200,738	$20,235	10%

(Gain) / Loss on Sale of Assets	$126	$(3,854)	$(3,980)	(103)%
Interest Expense and Other	16,219	18,517	(2,298)	(12)%
Income Tax Expense	22,948	18,234	4,714	26%

Total costs and expenses from operations increased by $20.2 million, or 10%, in the third quarter of 2012 compared to the same period of 2011. The primary reasons for this fluctuation are as follows:

•                  Direct Operations increased $1.0 million largely due to higher operating costs primarily driven by increased production. Contributing to the increase are higher employee related costs, partially offset by decreased workover activity.

•                  Transportation and Gathering increased $14.7 million due to an increase in production and higher transportation rates and the commencement of various transportation and gathering arrangements in the fourth quarter of 2011 and the first nine months of 2012, primarily in northeast Pennsylvania.

•                  Brokered Natural Gas decreased $4.0 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•                  Taxes Other Than Income increased $3.4 million primarily due to additional costs associated with the passage of an impact fee in Pennsylvania on Marcellus shale production that was imposed by the state legislature in February 2012.

•                  Exploration decreased $10.9 million primarily due to lower exploratory dry hole costs associated with an exploratory well in Montana that was expensed in 2011 partially offset by higher geological and geophysical costs due to increased processing of seismic data.

•                  Depreciation, Depletion and Amortization increased $20.2 million, of which $26.8 million was due to higher equivalent production volumes for the quarter ended September 30, 2012 compared  to the quarter ended September 30, 2011. The increase in depreciation and depletion was partially offset by a decrease in amortization of unproved properties of $6.5 million as the result of a decrease in amortization rates due to the success of our drilling programs in Pennsylvania and south Texas and the sale of certain Pearsall shale undeveloped leaseholds in south Texas in the second quarter of 2012. These decreases were partially offset by increased lease acquisition costs.

•                  General and Administrative decreased $4.1 million primarily due a decrease in costs related to our terminated pension plan, which was fully settled in the second quarter of 2012. There were no pension costs incurred in the third quarter of 2012.

Gain / (Loss) on Sale of Assets

An aggregate loss of $0.1 million was recognized in the third quarter of 2012. During the third quarter of 2011, an aggregate gain of $3.9 million was recognized primarily due to the sale of non-core assets as part of our ongoing portfolio management program.

Interest Expense and Other

Interest expense and other decreased $2.3 million primarily due to a decrease in weighted-average borrowings under our credit facility based on daily balances of approximately $274.0 million during the third quarter of 2012 compared to approximately $407.7 million during the third quarter of 2011 and a lower weighted-average effective interest rate on our credit facility borrowings of approximately 2.5% during the third quarter of 2012 compared to approximately 3.7% during the third quarter of 2011.

Income Tax Expense

Income tax expense increased $4.7 million primarily due to higher pretax income, partially offset by a slightly lower effective tax rate. The effective tax rate for the third quarter of 2012 and 2011 was 38.5% and 39.0%, respectively.

Nine Months of 2012 and 2011 Compared

We reported net income in the first nine months of 2012 of $90.9 million, or $0.43 per share, compared to net income in the first nine months of 2011 of $96.0 million, or $0.46 per share. The decrease in net income was primarily due to lower realized natural gas prices and higher operating costs offset by increased equivalent production and higher realized crude oil prices. Net income was also affected by a higher gain on sale of assets during the first nine months of 2012.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Nine Months Ended September 30,		Variance
Revenue Variances (In thousands)	2012	2011	Amount	Percent
Natural Gas (1)	$640,178	$589,926	$50,252	9%
Crude Oil and Condensate	165,317	79,792	85,525	107%
Brokered Natural Gas	23,831	38,947	(15,116)	(39)%
Other	5,790	4,124	1,666	40%

(1)            Natural Gas Revenues exclude the unrealized loss of $0.4 million and $1.0 million from the change in fair value of our derivatives not designated as hedges in 2012 and 2011, respectively.

					Increase
	Nine Months Ended September 30,		Variance		(Decrease)
	2012	2011	Amount	Percent	(In thousands)
Price Variances
Natural Gas (1)	$3.57	$4.64	$(1.07)	(23)%	$(188,637)
Crude Oil and Condensate (2)	$100.30	$89.69	$10.61	12%	17,579
Total					$(171,058)
Volume Variances
Natural Gas (Mmcf)	178,351	127,206	51,145	40%	$238,889
Crude Oil and Condensate (Mbbl)	1,648	890	758	85%	67,946
Total					$306,835

(1)            These prices include the realized impact of derivative instrument settlements, which increased the price by $1.03 per Mcf in 2012 and $0.38 per Mcf in 2011.

(2)            These prices include the realized impact of derivative instrument settlements, which increased the price by $3.39 per Bbl in 2012 and $0.64 per Bbl in 2011.

Natural Gas Revenues

The increase in natural gas revenues of $50.3 million, excluding the impact of unrealized losses discussed above, is due to increased production during the first nine months of 2012, partially offset by lower realized natural gas prices. The increase in production was primarily a result of higher production in the Marcellus shale associated with our drilling program and infrastructure installation and upgrades in Susquehanna County, Pennsylvania. Partially offsetting the natural gas production increase in the Marcellus shale were decreases in natural gas production in east Texas due to reduced drilling activity and normal production declines along with the sale of oil and gas properties in Colorado, Utah and Wyoming in the fourth quarter of 2011.

Crude Oil and Condensate Revenues

The increase in crude oil and condensate revenues of $85.5 million primarily due to our focus on liquids projects associated with our Eagle Ford shale drilling program in south Texas and the Marmaton oil play in Oklahoma and higher realized oil prices.

Brokered Natural Gas Revenue and Cost

							Price and
	Nine Months Ended						Volume
	September 30,				Variance		Variances
	2012		2011		Amount	Percent	(In thousands)
Brokered Natural Gas Sales
Sales Price ($/Mcf)		$3.54		$5.15	$(1.61)	(31)%	$(10,857)
Volume Brokered (Mmcf)	x	6,733	x	7,560	(827)	(11)%	(4,259)
Brokered Natural Gas Revenues (In thousands)		$23,831		$38,947			$(15,116)

Brokered Natural Gas Purchases
Purchase Price ($/Mcf)		$3.03		$4.41	$(1.38)	(31)%	$9,335
Volume Brokered (Mmcf)	x	6,733	x	7,560	(827)	(11)%	3,647
Brokered Natural Gas Cost (In thousands)		$20,380		$33,362			$12,982

Brokered Natural Gas Margin (In thousands)		$3,451		$5,585			$(2,134)

The decreased brokered natural gas margin of $2.1 million is primarily a result of a decrease in sales price that outpaced a decrease in the purchase price and lower brokered volumes.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the increase / (decrease) to revenue from the realized impact of cash settlements for derivative instruments designated as cash flow hedges and the net unrealized change in fair value of other financial derivative instruments:

	Nine Months Ended September 30,
(In thousands)	2012	2011

Cash Flow Hedges
Natural Gas	$183,867	$48,318
Crude Oil	5,583	566

Other Financial Derivative Instruments
Natural Gas Basis Swaps	(449)	(950)
	$189,001	$47,934

Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2012	2011	Amount	Percent
Operating and Other Expenses
Direct Operations	$84,895	$76,878	$8,017	10%
Transportation and Gathering	97,827	48,710	49,117	101%
Brokered Natural Gas	20,380	33,362	(12,982)	(39)%
Taxes Other Than Income	39,873	21,070	18,803	89%
Exploration	29,548	31,090	(1,542)	(5)%
Depreciation, Depletion and Amortization	335,421	250,642	84,779	34%
General and Administrative	93,249	78,254	14,995	19%
Total Operating Expense	$701,193	$540,006	$161,187	30%

(Gain) / Loss on Sale of Assets	$(67,042)	$(36,408)	$30,634	84%
Interest Expense and Other	51,631	53,928	(2,297)	(4)%
Income Tax Expense	58,021	58,268	(247)	(0)%

Total costs and expenses from operations increased by $161.2 million, or 30%, in the first nine months of 2012 compared to the same period of 2011. The primary reasons for this fluctuation are as follows:

•                  Direct Operations increased $8.0 million largely due to higher operating costs primarily driven by increased production. Contributing to the increase are higher employee related costs, leased production equipment, and saltwater disposal costs. These increases are partially offset by decreased workover activity.

•                  Transportation and Gathering increased $49.1 million primarily due to an increase in production and higher transportation rates and the commencement of various transportation and gathering arrangements throughout 2011 and the first nine months of 2012, primarily in northeast Pennsylvania.

•                  Brokered Natural Gas decreased $13.0 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•                  Taxes Other Than Income increased $18.8 million primarily due to additional costs associated with the passage of an “impact fee” in Pennsylvania on Marcellus shale production that was imposed by state legislature in February 2012, higher production tax expense due to increased oil production in south Texas and Oklahoma and fewer production tax incentives received in the first nine month of 2012 compared to the first nine months of 2011. Costs associated with the impact fee in Pennsylvania includes approximately $8.3 million related to wells drilled prior to 2012.

•                  Exploration decreased $1.5 million primarily due to lower exploratory dry hole costs and geological and geophysical costs as a result of fewer acquisitions and purchases of seismic data. These decreases were partially offset by higher employee related costs.

•                  Depreciation, Depletion and Amortization increased by $84.8 million, of which $93.8 million was due to higher equivalent production volumes, partially offset by a decrease in amortization of unproved properties of $ 8.7 million as a result of a decrease in amortization rates due to the success of our drilling programs in Pennsylvania and south Texas and the sale of certain Pearsall shale undeveloped leaseholds in south Texas in the second quarter of 2012.

•                  General and Administrative increased by $15.0 million primarily due to $9.5 million higher pension expense associated with the termination of our qualified pension plan and the related settlement that occurred in the second quarter 2012 and higher legal costs and professional fees of $6.6 million. Also contributing to the increase was the accrual of $1.9 million associated with fines and penalties assessed in the second quarter of 2012 by the Office of Natural Resources Revenue for certain alleged reporting matters (which we are disputing) related to properties we no longer own. These increases were partially offset by $5.9 million lower stock-based compensation expense primarily associated with the mark-to-market of our liability-based performance awards due to changes in our stock price for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by an increase of our supplemental employee incentive plan liability.

Gain / (Loss) on Sale of Assets

An aggregate gain of $67.0 million was recognized in the first nine month of 2012 primarily due to the sale of certain of our Pearsall shale undeveloped leaseholds in south Texas. During the first nine months of 2011, an aggregate gain of $36.4 million was recognized primarily due to the sale of the undeveloped leaseholds in east Texas and the sale of non-core assets as part of our ongoing portfolio management program.

Interest Expense and Other

Interest expense and other decreased by $2.3 million primarily due to a decrease in weighted-average borrowings under our credit facility based on daily balances of approximately $266.5 million during the first nine months of 2012 compared to approximately $340.2 million during the first nine months of 2011 coupled with a lower weighted-average effective interest rate on our credit facility borrowings of approximately 3.2% during the first nine months of 2012 compared to approximately 4.0% during the first nine months of 2011. These decreases were partially offset by an increase of $1.3 million of debt extinguishment costs associated with our credit facility amendment in the first nine months of 2012.

Income Tax Expense

Income tax expense decreased by $0.2 million primarily due to lower pretax income offset by a higher effective tax rate. The effective tax rate for the first nine months of 2012 and 2011 was 39.0% and 37.7%, respectively. The effective tax rate in 2012 was higher due to an increase in estimated state tax liabilities and non-deductible expenses.

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

As of September 30, 2012, we had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume	Contract Period	Net Unrealized Gain / (Loss) (In thousands)
Derivatives Designated as Hedging Instruments
Natural Gas Swaps	$5.22 per Mcf	24,131 Mmcf	Oct. 2012 - Dec. 2012	43,456
Natural Gas Collars	$3.60 Floor / $4.17 Ceiling per Mcf	2,963 Mmcf	Nov. 2012 - Dec. 2012	517
Natural Gas Collars	$5.15 Floor / $6.18 Ceiling per Mcf	10,637 Mmcf	Jan. 2013 - Dec. 2013	13,694
Natural Gas Collars	$5.15 Floor / $6.23 Ceiling per Mcf	7,092 Mmcf	Jan. 2013 - Dec. 2013	9,140
Natural Gas Collars	$3.09 Floor / $4.12 Ceiling per Mcf	35,458 Mmcf	Jan. 2013 - Dec. 2013	(8,780)
Natural Gas Collars	$3.40 Floor / $4.12 Ceiling per Mcf	17,729 Mmcf	Jan. 2013 - Dec. 2013	(3,028)
Natural Gas Collars	$3.35 Floor / $4.01 Ceiling per Mcf	35,458 Mmcf	Jan. 2013 - Dec. 2013	(8,100)
Natural Gas Collars	$3.60 Floor / $4.17 Ceiling per Mcf	17,729 Mmcf	Jan. 2013 - Dec. 2013	(1,397)
Crude Oil Swaps	$100.45 per Bbl	460 Mbbl	Oct. 2012 - Dec. 2012	3,547
Crude Oil Swaps	$101.90 per Bbl	1,095 Mbbl	Jan. 2013 - Dec. 2013	8,947
				$57,996
Derivatives Not Designated as Hedging Instruments
Natural Gas Basis Swaps	$(0.25) per Mcf	4,284 Mmcf	Oct. 2012 - Dec. 2012	(809)
				$57,187

The amounts set forth under the net unrealized gain / (loss) column in the table above represent our total unrealized gain position at September 30, 2012 and exclude the impact of non-performance risk. Non-performance risk was primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.

We had natural gas swaps covering 71.9 Bcf, or 40%, of our natural gas production for the first nine months of 2012 at an average price of $5.22 per Mcf.

We had natural gas basis swaps covering 12.8 Bcf, or 7%, of our natural gas production for the first nine months of 2012 at an average price of $(0.25) per Mcf.

We had crude oil swaps covering 1,249 Mbbl, or 76%, of our crude oil production for the first nine months of 2012 at an average price of $100.00 per Bbl.

In October 2012, we entered into additional natural gas collar arrangements with floor prices ranging from $3.76 to $3.86 per Mcf and ceiling prices ranging from $4.14 to $4.36 per Mcf covering 35,458 Mmcf of our anticipated natural gas production for 2013.

We are exposed to market risk on derivative instruments to the extent of changes in market prices of natural gas and crude oil. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of natural gas price agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. We do not anticipate any material impact on our financial results due to non-performance by third parties. Our derivative contract counterparties are Bank of America, Bank of Montreal, BNP Paribas, Goldman Sachs, JPMorgan Chase, and Morgan Stanley.

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

We use available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	September 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-Term Debt	$1,062,000	$1,195,717	$950,000	$1,082,531
Current Maturities	(75,000)	(78,095)	—	—
Long-Term Debt, excluding Current Maturities	$987,000	$1,117,622	$950,000	$1,082,531

ITEM  4.                           Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1.                           Legal Proceedings

Legal Matters

The information set forth under the heading “Legal Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

In August 2011, the Company received a subpoena from the New York Attorney General’s Office requesting documents and information regarding the Company’s shale and unconventional reservoir reserves calculations. The Company has provided documents and information to the Attorney General’s Office responsive to the request.

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

Issuer Purchases of Equity Securities

The Board of Directors has authorized a share repurchase program under which the Company may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the nine months ended September 30, 2012, the Company did not repurchase any shares of common stock. All purchases executed to date have been through open market transactions. The maximum number of remaining shares that may be purchased under the plan as of September 30, 2012 was 9,590,600.

ITEM 6.                               Exhibits

Exhibit Number	Description

10.1

Second Amendment to Amended and Restated Credit Agreement, dated as of July 18, 2012, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Banc of America Securities and Bank of Montreal as Co-Syndication Agents, BNP Paribas and Wells Fargo as Co-Documentation Agents, and the Lenders party thereto.

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

CABOT OIL & GAS CORPORATION
(Registrant)

October 26, 2012	By:	/S/ DAN O. DINGES
Dan O. Dinges
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

October 26, 2012	By:	/S/ SCOTT C. SCHROEDER
Scott C. Schroeder
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 26, 2012	By:	/S/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)