Form 10-Q
period 2014-03-31
CABOT OIL & GAS CORP
filed 2014-04-25
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

As of April 21, 2014, there were 417,290,522 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                         Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$25,431	$23,400
Restricted cash	19,713	28,094
Accounts receivable, net	245,073	222,476
Inventories	10,392	17,468
Deferred income taxes	71,806	81,855
Other current assets	1,415	5,606
Total current assets	373,830	378,899
Properties and equipment, net (Successful efforts method)	4,710,569	4,546,227
Other assets	61,376	55,954
	$5,145,775	$4,981,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$297,685	$288,801
Accrued liabilities	47,203	73,601
Derivative instruments	73,428	13,912
Income taxes payable	14,312	31,591
Total current liabilities	432,628	407,905
Postretirement benefits	34,373	33,554
Long-term debt	1,222,000	1,147,000
Deferred income taxes	1,074,497	1,067,912
Asset retirement obligation	75,604	73,853
Other liabilities	37,882	46,254
Total liabilities	2,876,984	2,776,478

Commitments and contingencies

Stockholders’ equity
Common stock:
Authorized — 480,000,000 shares of $0.10 par value in 2014 and 2013, respectively
Issued—422,906,452 shares and 422,014,681 shares in 2014 and 2013, respectively	42,291	42,201
Additional paid-in capital	713,950	710,940
Retained earnings	1,726,504	1,627,805
Accumulated other comprehensive income / (loss)	(45,971)	(8,361)
Less treasury stock, at cost:
5,618,166 shares in 2014 and 2013, respectively	(167,983)	(167,983)
Total stockholders’ equity	2,268,791	2,204,602
	$5,145,775	$4,981,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
OPERATING REVENUES
Natural gas	$432,809	$293,793
Crude oil and condensate	59,144	65,655
Brokered natural gas	13,153	10,893
Other	4,697	2,944
	509,803	373,285
OPERATING EXPENSES
Direct operations	35,834	31,497
Transportation and gathering	77,765	46,221
Brokered natural gas cost	11,860	8,389
Taxes other than income	13,044	11,687
Exploration	6,474	4,024
Depreciation, depletion and amortization	147,418	148,653
General and administrative	21,636	35,704
	314,031	286,175
Gain / (loss) on sale of assets	(1,285)	(96)
INCOME FROM OPERATIONS	194,487	87,014
Interest expense and other	16,557	16,255
Income before income taxes	177,930	70,759
Income tax expense	70,899	27,935
NET INCOME	$107,031	$42,824

Earnings per share
Basic	$0.26	$0.10
Diluted	$0.26	$0.10

Weighted-average common shares outstanding
Basic	416,900	420,300
Diluted	418,513	422,752

Dividends per common share	$0.02	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013

Net income	$107,031	$42,824

Other comprehensive income / (loss), net of taxes:
Reclassification adjustment for settled hedge contracts (1)	42,565	(9,325)
Changes in fair value of hedge contracts (2)	(80,175)	(36,975)
Postretirement benefits:
Amortization of net loss (3)	—	125
Total other comprehensive income / (loss)	(37,610)	(46,175)

Comprehensive income / (loss)	$69,421	$(3,351)

(1)             Net of income taxes of $(28,210) and $6,045 for the three months ended March 31, 2014 and 2013, respectively.

(2)             Net of income taxes of $53,135 and $23,971 for the three months ended March 31, 2014 and 2013, respectively.

(3)             Net of income taxes of $(80) for the three months ended March 31, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,031	$42,824
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	147,418	148,653
Deferred income tax expense	57,603	23,574
(Gain) / loss on sale of assets	1,285	96
Exploration expense	2,040	666
Amortization of debt issuance costs	1,126	897
Stock-based compensation and other	3,029	17,655
Changes in assets and liabilities:
Accounts receivable, net	(23,418)	(243)
Income taxes	(16,889)	4,349
Inventories	7,076	2,896
Other current assets	1,170	983
Accounts payable and accrued liabilities	(16,089)	(27,885)
Other assets and liabilities	39	358
Stock-based compensation tax benefit	(16,043)	(2,138)
Net cash provided by operating activities	255,378	212,685

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(338,701)	(260,169)
Proceeds from sale of assets	108	486
Restricted cash	8,382	—
Investment in equity method investment	(5,937)	(1,250)
Net cash used in investing activities	(336,148)	(260,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	366,000	135,000
Repayments of debt	(291,000)	(95,000)
Dividends paid	(8,332)	(4,201)
Stock-based compensation tax benefit	16,043	2,138
Other	90	32
Net cash provided by financing activities	82,801	37,969

Net increase / (decrease) in cash and cash equivalents	2,031	(10,279)
Cash and cash equivalents, beginning of period	23,400	30,736
Cash and cash equivalents, end of period	$25,431	$20,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K) filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.

Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported net income.

With respect to the unaudited financial information of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 25, 2014 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. Properties and Equipment, Net

Properties and equipment, net are comprised of the following:

	March 31,	December 31,
(In thousands)	2014	2013

Proved oil and gas properties	$6,676,002	$6,362,570
Unproved oil and gas properties	365,186	375,428
Gathering and pipeline systems	239,925	239,958
Land, building and other equipment	97,082	94,243
	7,378,195	7,072,199
Accumulated depreciation, depletion and amortization	(2,667,626)	(2,525,972)
	$4,710,569	$4,546,227

At March 31, 2014, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.

3. Equity Method Investment

For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Meade Pipeline Co LLC

In February 2014, the Company acquired a 20% equity interest in Meade Pipeline Co LLC (Meade). Meade was formed to participate in the development and construction of a 177-mile pipeline (Central Penn Line) that will transport natural gas from Susquehanna County, Pennsylvania to an interconnect with Transcontinental Gas Pipe Line Company, LLC’s (Transco) mainline in Lancaster County, Pennsylvania. The new pipeline will be constructed and operated by Transco and will be owned by Transco and Meade in proportion to their respective ownership percentages. Under the terms of the LLC agreement, the Company agreed to invest its proportionate share of Meade’s anticipated costs associated with the new pipeline of $149 million, which is expected to occur over the next three to four years.  The expected in-service date for the new pipeline is scheduled for the second half of 2017.  There were no material contributions made to Meade for the period ended March 31, 2014.

4. Debt and Credit Agreements

The Company’s debt and credit agreements consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Long-Term Debt
7.33% weighted-average fixed rate notes	$20,000	$20,000
6.51% weighted-average fixed rate notes	425,000	425,000
9.78% notes	67,000	67,000
5.58% weighted-average fixed rate notes	175,000	175,000
Credit facility	535,000	460,000
	$1,222,000	$1,147,000

At March 31, 2014, the Company had $535.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 2.2% and $864.0 million available for future borrowings.

The Company was in compliance with all restrictive financial covenants for both the revolving credit facility and fixed rate notes as of March 31, 2014.

Effective April 15, 2014, the lenders under the Company’s revolving credit facility approved an increase in the Company’s borrowing base from $2.3 billion to $3.1 billion as part of the annual redetermination under the terms of the revolving credit facility. The commitments under the revolving credit facility remain unchanged at $1.4 billion.

5. Derivative Instruments and Hedging Activities

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

As of March 31, 2014, the Company had the following outstanding commodity derivatives:

				Collars				Swaps
				Floor		Ceiling
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average
Natural gas	253.8	Bcf	Apr. 2014 - Dec. 2014	$3.60-$4.37	$4.13	$4.22-$4.80	$4.51
Natural gas	80.1	Bcf	Apr. 2014 - Dec. 2014					$4.05
Crude oil	550.0	Mbbl	Apr. 2014 - Dec. 2014					$97.00

Natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

The change in the fair value of derivatives designated as hedges that are effective is recorded to accumulated other comprehensive income / (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheet. The ineffective portion of the change in the fair value of derivatives designated as hedges and the change in fair value of derivatives not designated as hedges are recorded currently in earnings as a component of natural gas revenue and crude oil and condensate revenue in the Condensed Consolidated Statement of Operations.

The following tables reflect the fair value of derivative instruments on the Company’s condensed consolidated financial statements:

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		March 31,	December 31,	March 31,	December 31,
(In thousands)	Balance Sheet Location	2014	2013	2014	2013
Commodity contracts	Other current assets	$—	$3,019	$—	$—
Commodity contracts	Derivative instruments (current liabilites)	—	—	73,428	13,912
		$—	$3,019	$73,428	$13,912

At March 31, 2014 and December 31, 2013, unrealized losses of $73.4 million ($44.2 million, net of tax) and $10.9 million ($6.6 million, net of tax), respectively, were recorded in accumulated other comprehensive income / (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheet. Based upon estimates at March 31, 2014, the Company expects to reclassify $44.2 million in after-tax losses associated with its commodity hedges from accumulated other comprehensive income / (loss) to the Condensed Consolidated Statement of Operations over the next nine months.

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

	March 31,	December 31,
(In thousands)	2014	2013
Derivative Assets
Gross amounts of recognized assets	$4,041	$13,792
Gross amounts offset in the statement of financial position	(4,041)	(10,773)
Net amounts of assets presented in the statement of financial position	—	3,019
Gross amounts of financial instruments not offset in the statement of financial position	—	373
Net amount	$—	$3,392

Derivative Liabilities
Gross amounts of recognized liabilities	$77,469	$24,685
Gross amounts offset in the statement of financial position	(4,041)	(10,773)
Net amounts of liabilities presented in the statement of financial position	73,428	13,912
Gross amounts of financial instruments not offset in the statement of financial position	218	—
Net amount	$73,646	$13,912

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

Derivatives Designated as Hedging Instruments

The amount of gain (loss) recognized in other comprehensive income / (loss) on derivatives (effective portion) is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Commodity contracts	$(133,310)	$(60,946)

The amount of gain (loss) reclassified from accumulated other comprehensive income / (loss) into income (effective portion) is as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013
Natural gas revenues	$(70,557)	$13,328
Crude oil and condensate revenues	(218)	2,042
	$(70,775)	$15,370

For the three months ended March 31, 2014 and 2013, respectively, there was no ineffectiveness recorded in the Company’s Condensed Consolidated Statement of Operations related to its derivative instruments designated as hedges.

Additional Disclosures about Derivative Instruments and Hedging Activities

The use of derivative instruments involves the risk that the counterparties will be unable to meet their obligations under the agreements. The Company enters into derivative contracts with multiple counterparties in order to limit its exposure to individual counterparties. The Company also has netting arrangements with all of its counterparties that allow it to offset assets and liabilities from separate derivative contracts with that counterparty.

Certain counterparties to the Company’s derivative instruments are also lenders under its revolving credit facility. The Company’s revolving credit facility and derivative instruments contain certain cross default and acceleration provisions that may require immediate payment of its derivative liabilities in certain situations.

6. Fair Value Measurements

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The authoritative guidance also established a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. The Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. For further information regarding the fair value hierarchy, refer to Note 7 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties and other assets, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of March 31, 2014 and 2013 and no other assets or liabilities were required to be recognized at fair value on a non-recurring basis, additional disclosures were not provided.

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

Financial Assets and Liabilities

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2014
Assets
Deferred compensation plan	$12,886	$—	$—	$12,886
Derivative contracts	—	—	4,041	4,041
Total assets	$12,886	$—	$4,041	$16,927

Liabilities
Deferred compensation plan	$30,983	$—	$—	$30,983
Derivative contracts	—	13,060	64,409	77,469
Total liabilities	$30,983	$13,060	$64,409	$108,452

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Deferred compensation plan	$12,507	$—	$—	$12,507
Derivative contracts	—	—	13,792	13,792
Total assets	$12,507	$—	$13,792	$26,299

Liabilities
Deferred compensation plan	$33,211	$—	$—	$33,211
Derivative contracts	—	6,983	17,702	24,685
Total liabilities	$33,211	$6,983	$17,702	$57,896

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

The most significant unobservable inputs relative to the Company’s Level 3 derivative contracts are basis differentials and volatility factors.  An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided.

The following table sets forth a reconciliation of changes in the fair value of financial assets / (liabilities) classified as Level 3 in the fair value hierarchy:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Balance at beginning of period	$(3,910)	$41,159
Total gains or (losses) (realized or unrealized):
Included in earnings	(62,285)	13,328
Included in other comprehensive income	(56,458)	(71,058)
Settlements	62,285	(13,328)
Transfers in and/or out of level 3	—	—
Balance at end of period	$(60,368)	$(29,899)

There were no transfers between Level 1 and Level 2 measurements for the three months ended March 31, 2014 and 2013.

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

The fair value of long-term debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s fixed-rate notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of all fixed-rate notes and the revolving credit facility is based on interest rates currently available to the Company.  The Company’s long-term debt is valued using an income approach and classified as Level 3 in the fair value hierarchy due to the unobservable nature of the inputs.

The Company uses available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,222,000	$1,325,174	$1,147,000	$1,224,273

7. Asset Retirement Obligation

Activity related to the Company’s asset retirement obligation is as follows:

(In thousands)	Three Months Ended March 31, 2014
Balance at beginning of period	$75,853
Liabilities incurred	1,647
Liabilities divested	(899)
Accretion expense	1,003
Balance at end of period	$77,604

As of March 31, 2014, approximately $2.0 million, which represents the current portion of the Company’s asset retirement obligation, is included in accrued liabilities in the Condensed Consolidated Balance Sheet.

8. Commitments and Contingencies

Contractual Obligations

The Company has various contractual obligations in the normal course of its operations. Except for certain new and amended transportation agreements described below, there have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements”, “Drilling Rig Commitments” and “Lease Commitments” as disclosed in Note 9 in the Notes to Consolidated Financial Statements included in the Form 10-K.

Transportation and Gathering Agreements

During the first three months of 2014, the Company entered into or amended certain natural gas transportation agreements associated with the Company’s production in Pennsylvania. These agreements increased the Company’s future aggregate obligations under its transportation commitments by approximately $180.3 million over the next 10 years compared to those amounts in disclosed in Note 9 in the Notes to Consolidated Financial Statements included in the Form 10-K.

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

On November 18, 2011, certain of the affected households appealed this order to the PEHB, which appeal was later consolidated with the CO&SA appeal. All appellants have accepted their portion of the $2.2 million that was placed into escrow in 2011 for their benefit and on October 18, 2012 had dismissed their appeal to the PEHB. Subsequent to the withdrawal of the appeals, the PEHB allowed three groups of appellants to reinstate their appeal. On April 1, 2014, on the motion of the appellants, the Court dismissed all claims on appeal.

9. Postretirement Benefits

The components of net periodic benefit costs, included in general and administrative expense in the Condensed Consolidated Statement of Operations, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Service cost	$456	$415
Interest cost	407	395
Amortization of net loss	—	205
	$863	$1,015

Under the authoritative guidance, the net actuarial loss is not amortized if it is less than 10% of the postretirement obligation. Accordingly, the Company does not expect to amortize its net actuarial loss from accumulated other comprehensive income during 2014.

10. Stock-based Compensation

Stock-based compensation expense during the first three months of 2014 and 2013 was $3.2 million and $18.7 million, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations.

For the three months ended March 31, 2014 and 2013, the Company realized a $16.0 million and a $2.1 million tax benefit, respectively, related to the federal tax deduction in excess of book compensation cost for employee stock-based compensation. The Company is able to recognize this tax benefit only to the extent it reduces the Company’s income taxes payable.

Restricted Stock Awards

During the first three months of 2014, 44,000 restricted stock awards were granted to employees with a weighted-average grant date per share value of $35.00. The fair value of restricted stock grants is based on the average of the high and low stock price on the grant date. The Company used an annual forfeiture rate assumption of 5.0% for purposes of recognizing stock-based compensation expense for restricted stock awards.

Restricted Stock Units

During the first three months of 2014, 32,203 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date per unit value of $39.33. The fair value of these units is measured based on the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.

Performance Share Awards

The performance period for the awards granted in 2014 commenced on January 1, 2014 and ends on December 31, 2016.  The Company used an annual forfeiture rate assumption ranging from 0% to 5% for purposes of recognizing stock-based compensation expense for its performance share awards. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of performance share awards and the applicable award terms.

Performance Share Awards Based on Internal Performance Metrics

The fair value of performance award grants based on internal performance metrics is based on the average of the high and low stock price on the grant date and represents the right to receive up to 100% of the award in shares of common stock.

Employee Performance Share Awards. During the first three months of 2014, 241,130 Employee Performance Share Awards were granted at a grant date per share value of $39.43. These performance metrics are set by the Company’s Compensation Committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company’s probability assessment at March 31, 2014, it is considered probable that the criteria for the performance awards based on performance conditions will be met.

Hybrid Performance Share Awards. During the first three months of 2014, 123,257 Hybrid Performance Share Awards were granted at a grant date per share value of $39.43, which is based on the average of the high and low stock price on the grant date. The 2014 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s Compensation Committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company’s probability assessment at March 31, 2014, it is considered probable that the criteria for the performance awards based on performance conditions will be met.

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

TSR Performance Share Awards.  During the first three months of 2014, 184,885 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against fourteen other companies in the Company’s peer group over a three-year performance period.

The following assumptions were used to determine the grant date fair value of the equity component (February 20, 2014) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2014
Fair value per performance share award	$32.04	$9.58 - $25.37
Assumptions:
Stock price volatility	41.3%	30.7% - 78.7%
Risk free rate of return	0.7%	0.1% - 0.8%
Expected dividend yield	0.2%	0.2%

Supplemental Employee Incentive Plan

The Company recognized stock-based compensation expense of $1.5 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively, related to the Supplemental Employee Incentive Plan (the Plan) which is included in general and administrative expense in the Condensed Consolidated Statement of Operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for additional information on the provisions of the Plan.

The following assumptions were used determine the period-end fair value of the SEIP IV liability using a Monte Carlo model:

March 31,
2014
Stock price volatility	37.5%
Risk free rate of return	1.1%
Annual salary increase rate	4.0%
Annual turnover rate	4.6%

11. Earnings per Common Share

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

	Three Months Ended March 31,
(In thousands)	2014	2013
Weighted-average shares - basic	416,900	420,300
Dilution effect of stock appreciation rights and stock awards at end of period	1,613	2,452
Weighted-average shares - diluted	418,513	422,752

Weighted-average shares excluded from diluted earnings per share due to the anti-dilutive effect	272	368

12. Accumulated Other Comprehensive Income / (Loss)

Changes in accumulated other comprehensive income / (loss) by component, net of tax, were as follows:

(In thousands)	Net Gains / (Losses) on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2013	$(6,551)	$(1,810)	$(8,361)
Other comprehensive income before reclassifications	(80,175)	—	(80,175)
Amounts reclassified from accumulated other comprehensive income	42,565	—	42,565
Net current-period other comprehensive income	(37,610)	—	(37,610)
Balance at March 31, 2014	$(44,161)	$(1,810)	$(45,971)

Amounts reclassified from accumulated other comprehensive income / (loss) into the Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended
	March 31,		Affected Line Item in the Condensed
(In thousands)	2014	2013	Consolidated Statement of Operations
Net gains / (losses) on cash flow hedges
Commodity contracts	$(70,557)	13,328	Natural gas revenues
Commodity contracts	(218)	2,042	Crude oil and condensate revenues

Postretirement benefits
Amortization of net loss	—	(205)	General and administrative expense
	(70,775)	15,165	Total before tax
	28,210	(5,965)	Tax (expense) / benefit
Total reclassifications for the period	$(42,565)	9,200	Net of tax

13. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Accounts receivable, net
Trade accounts	$242,367	$215,361
Joint interest accounts	3,469	7,261
Income taxes receivable	532	922
Other accounts	516	746
	246,884	224,290
Allowance for doubtful accounts	(1,811)	(1,814)
	$245,073	$222,476
Inventories
Natural gas in storage	$3,169	$9,056
Tubular goods and well equipment	7,193	8,396
Other accounts	30	16
	$10,392	$17,468
Other current assets
Prepaid balances and other	1,415	2,587
Derivative instruments	—	3,019
	$1,415	$5,606
Other assets
Deferred compensation plan	$12,886	$12,507
Debt issuance cost	15,350	16,476
Equity method investment	32,971	26,892
Other accounts	169	79
	$61,376	$55,954
Accounts payable
Trade accounts	$56,956	$26,023
Natural gas purchases	2,933	2,052
Royalty and other owners	83,902	79,150
Accrued capital costs	120,091	146,899
Taxes other than income	18,869	13,677
Drilling advances	8,334	14,093
Producer gas imbalances	69	69
Other accounts	6,531	6,838
	$297,685	$288,801
Accrued liabilities
Employee benefits	$24,645	$43,599
Taxes other than income	6,797	6,894
Interest payable	12,637	20,211
Other accounts	3,124	2,897
	$47,203	$73,601
Other liabilities
Deferred compensation plan	$30,983	$33,211
Other accounts	6,899	13,043
	$37,882	$46,254

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations and of comprehensive income for the three month periods ended March 31, 2014 and 2013 and the condensed consolidated statement of cash flows for the three month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

April 25, 2014

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three month periods ended March 31, 2014 and 2013 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K).

Overview

On an equivalent basis, our production for the three months ended March 31, 2014 increased by 34% compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, we produced 119.9 Bcfe, or 1,331.8 Mmcfe per day, compared to 89.3 Bcfe, or 992.3 Mmcfe per day, for the three months ended March 31, 2013. Natural gas production increased by 30.6 Bcf, or 36%, to 115.8 Bcf for the first three months of 2014 compared to 85.2 Bcf for the first three months of 2013. This increase was primarily the result of higher production in the Marcellus Shale associated with our drilling program. Partially offsetting the production increase in the Marcellus Shale were decreases in production due to certain non-core asset dispositions in Texas and Oklahoma in the fourth quarter of 2013 and normal production declines in Texas and West Virginia. Crude oil/condensate/NGL production decreased by 5 Mbbls, or 1%, to 686 Mbbls in the first three months of 2014 from 691 Mbbls in the first three months of 2013. This decrease was primarily due to certain non-core asset dispositions in Oklahoma in the fourth quarter of 2013, partially offset by higher production resulting from our oil-focused drilling program in south Texas.

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Our average realized natural gas price for the first three months of 2014 was $3.74 per Mcf, 8% higher than the $3.45 per Mcf price realized in the first three months of 2013. Our average realized crude oil price for the first three months of 2014 was $97.76 per Bbl, 6% lower than the $104.03 per Bbl price realized in the first three months of 2013. These realized prices include realized gains and losses resulting from commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below. Commodity prices are determined by many factors that are outside of our control. Historically, commodity prices have been volatile, and we expect them to remain volatile. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, NGL and crude oil prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases will have on our capital program, production volumes or future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success.

During the first three months of 2014, we drilled 27 gross wells (27.0 net) with a success rate of 100% compared to 32 gross wells (25.9 net) with a success rate of 97% for the comparable period of the prior year. Our total capital and exploration expenditures were $316.4 million for the three months ended March 31, 2014 compared to $253.5 million for the three months ended March 31, 2013. The increase in capital spending was the result of our Marcellus Shale horizontal drilling program in northeast Pennsylvania and our drilling program in the Eagle Ford Shale in south Texas. We allocate our planned program for capital and exploration expenditures among our various operating areas based on return expectations, availability of services and human resources. Our 2014 drilling program includes between $1.375 billion and $1.475 billion in capital and exploration expenditures and is expected to be funded by operating cash flow, existing cash and, if required, borrowings under our revolving credit facility. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the three months ended March 31, 2014 were from funds generated from the sale of natural gas and crude oil production (including the impact of realizations from our commodity derivatives) and net borrowings under our revolving credit facility. These cash flows were primarily used to fund our capital and exploration expenditures and payment of dividends. See below for additional discussion and analysis of cash flow.

Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes and operating expenses. Prices for natural gas and crude oil have historically been volatile, including seasonal influences and demand; however, the impact of other risks and uncertainties, as described in our Form 10-K and other filings with the Securities and Exchange Commission, have also influenced prices throughout the recent years. In addition, fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See “Results of Operations” for a review of the impact of prices and volumes on revenues.

Our working capital is also substantially influenced by the variables discussed above. From time to time, our working capital will reflect a surplus, while at other times it will reflect a deficit. This fluctuation is not unusual. We believe we have adequate availability under our revolving credit facility and liquidity available to meet our working capital requirements.

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash flows provided by operating activities	$255,378	$212,685
Cash flows used in investing activities	(336,148)	(260,933)
Cash flows provided by financing activities	82,801	37,969
Net increase / (decrease) in cash and cash equivalents	$2,031	$(10,279)

Operating Activities.  Net cash provided by operating activities in the first three months of 2014 increased by $42.7 million over the first three months of 2013. This increase was primarily due to higher operating revenues partially offset by higher operating expenses (excluding non-cash expenses) and unfavorable changes in working capital and other assets and liabilities. The increase in operating revenues was primarily due to an increase in equivalent production and higher realized natural gas prices, partially offset by the decrease in realized crude oil prices. Equivalent production volumes increased by 34% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of higher natural gas production. Average realized natural gas prices increased by 8% and average realized crude oil prices decreased by 6% for the first three months of 2014 compared to the first three months of 2013.

See “Results of Operations” for additional information relative to commodity price, production and operating expense movements. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.

Investing Activities. Cash flows used in investing activities increased by $75.2 million for the first three months of 2014 compared to the first three months of 2013. The increase was due to $78.5 million of higher capital expenditures and an increase of $4.7 million in capital contributions associated with our equity method investments. Partially offsetting the increases was a decrease in restricted cash of $8.4 million related to funding of oil and gas lease acquisitions by our qualified intermediary during the first quarter of 2014 associated with our like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

Financing Activities. Cash flows provided by financing activities increased by $44.8 million for the first three months of 2014 compared to the first three months of 2013. This increase was primarily due to $35.0 million of higher net borrowings and an increase of $13.9 million in tax benefits associated with our stock-based compensation, partially offset by a $4.1 million increase in dividend payments.

Effective April 15, 2014, the lenders under our revolving credit facility approved an increase in our borrowing base from $2.3 billion to $3.1 billion as part of the annual redetermination under the terms of the revolving credit facility. The commitments under the revolving credit facility remain unchanged at $1.4 billion. At March 31, 2014, we had $535.0 million of borrowings outstanding under our revolving credit facility at a weighted-average interest rate of 2.2% and $864.0 million available for future borrowings. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further details.

We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. Management believes that, with internally generated cash flow, existing cash on hand and availability under our revolving credit facility, we have the capacity to finance our spending plans and maintain our strong financial position.

Capitalization

Information about our capitalization is as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Debt (1)	$1,222,000	$1,147,000
Stockholders’ equity	2,268,791	2,204,602
Total capitalization	$3,490,791	$3,351,602

Debt to capitalization	35%	34%

Cash and cash equivalents	$25,431	$23,400

(1)             Includes $535.0 million and $460.0 million of borrowings outstanding under our revolving credit facility at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, we paid dividends of $8.3 million ($0.02 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration expenditures, excluding any significant property acquisitions, with cash generated from operations and, when necessary, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Capital Expenditures
Drilling and facilities	$292,736	$230,049
Leasehold acquisitions	14,849	16,177
Pipeline and gathering	(34)	108
Other	2,377	3,094
	309,928	249,428
Exploration expense	6,474	4,024
Total	$316,402	$253,452

For the full year of 2014, we plan to drill approximately 155 to 175 gross wells (150 to 170 net). In 2014, we plan to spend approximately $1.375 billion and $1.475 billion in total capital and exploration expenditures (excluding expected contributions of approximately $36.4 million to Constitution and approximately $0.4 million to Meade). See “Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.

Contractual Obligations

We have various contractual obligations in the normal course of our operations. Except for certain new and amended transportation agreements described in Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q, there have been no material changes to our contractual obligations described under “Transportation and Gathering Agreements”, “Drilling Rig Commitments” and “Lease Commitments” as disclosed in Note 9 in the Notes to Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K.

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

Results of Operations

First Quarters of 2014 and 2013 Compared

We reported net income in the first quarter of 2014 of $107.0 million, or $0.26 per share, compared to $42.8 million, or $0.10 per share, in the first quarter of 2013. The increase in net income was due to an increase in equivalent production and higher realized natural gas prices, partially offset by higher operating expenses and lower realized crude oil prices.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
Revenue Variances (In thousands)	2014	2013	Amount	Percent
Natural gas	$432,809	$293,793	$139,016	47%
Crude oil and condensate	59,144	65,655	(6,511)	(10%	)
Brokered natural gas	13,153	10,893	2,260	21%
Other	4,697	2,944	1,753	60%

						Increase
	Three Months Ended March 31,		Variance			(Decrease)
	2014	2013	Amount	Percent		(In thousands)
Price Variances
Natural gas (1)	$3.74	$3.45	$0.29	8%		$33,597
Crude oil and condensate (2)	$97.76	$104.03	$(6.27)	(6%	)	(3,792)
Total						$29,805
Volume Variances
Natural gas (Bcf)	115.8	85.2	30.6	36%		$105,419
Crude oil and condensate (Mbbl)	605	631	(26)	(4%	)	(2,719)
Total						$102,700

(1)             These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.61 per Mcf in 2014 and increased the price by $0.16 per Mcf in 2013.

(2)             These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.36 per Bbl in 2014 and increased the price by $3.24 per Bbl in 2013.

Natural Gas Revenues

The increase in natural gas revenues of $139.0 million is due to higher production and higher realized natural gas prices. The increase in production was a result of our Marcellus Shale drilling program, partially offset by the decrease in production due to certain non-core asset dispositions in the Oklahoma and Texas in the fourth quarter of 2013 and lower production in Texas and West Virginia due normal production declines.

Crude Oil and Condensate Revenues

The decrease in crude oil and condensate revenues of $6.5 million is due to higher production associated with our oil-focused drilling program in south Texas, partially offset by the decrease in production primarily due to certain non-core asset dispositions in Texas and Oklahoma in the fourth quarter of 2013 and lower realized crude oil prices.

Brokered Natural Gas Revenue and Cost

								Price and
	Three Months Ended							Volume
	March 31,				Variance			Variances
	2014		2013		Amount	Percent		(In thousands)
Brokered Natural Gas Sales
Sales price ($/Mcf)		$4.90		$3.55	$1.35	38%		$3,613
Volume brokered (Mmcf)	x	2,686	x	3,067	(381)	(12%	)	(1,353)
Brokered natural gas (In thousands)		$13,153		$10,893				$2,260

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$4.42		$2.74	$1.68	61%		$(4,513)
Volume brokered (Mmcf)	x	2,686	x	3,067	(381)	(12%	)	1,042
Brokered natural gas (In thousands)		$11,860		$8,389				$(3,471)

Brokered natural gas margin (In thousands)		$1,293		$2,504				$(1,211)

The $1.2 million decrease in brokered natural gas margin is a result of an increase in purchase price that outpaced the increase in sales price and lower brokered volumes.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the increase / (decrease) to operating revenues from the realized impact of cash settlements for derivative instruments designated as cash flow hedges:

	Three Months Ended March 31,
(In thousands)	2014	2013

Cash Flow Hedges
Natural gas	$(70,557)	$13,328
Crude oil	(218)	2,042
	$(70,775)	$15,370

Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2014	2013	Amount	Percent
Operating and Other Expenses
Direct operations	$35,834	$31,497	$4,337	14%
Transportation and gathering	77,765	46,221	31,544	68%
Brokered natural gas	11,860	8,389	3,471	41%
Taxes other than income	13,044	11,687	1,357	12%
Exploration	6,474	4,024	2,450	61%
Depreciation, depletion and amortization	147,418	148,653	(1,235)	(1%	)
General and administrative	21,636	35,704	(14,068)	(39%	)
Total operating expense	$314,031	$286,175	$27,856	10%

(Gain) / loss on sale of assets	$1,285	$96	$1,189	1,239%
Interest expense and other	16,557	16,255	302	2%
Income tax expense	70,899	27,935	42,964	154%

Total costs and expenses from operations increased by $27.9 million, or 10%, in the first quarter of 2014 compared to the same period of 2013. The primary reasons for this fluctuation are as follows:

•                  Direct operations increased $4.3 million largely due to higher operating costs primarily driven by higher production, partially offset by lower costs due to the disposition of certain non-core assets in Oklahoma and Texas in the fourth quarter of 2013. Contributing to the increase are higher workover and employee-related costs, partially offset by lower plugging and abandonment costs. In addition, we experienced higher costs associated with oil separation and processing and related fuel charges as a result of more stringent oil pipeline quality requirements in south Texas.

•                  Transportation and gathering increased $31.5 million due to higher throughput as a result of higher production,  slightly higher transportation rates and the commencement of various transportation and gathering agreements primarily in northeast Pennsylvania.

•                  Brokered natural gas increased $3.5 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•                  Taxes other than income increased $1.4 million due to higher drilling impact fees associated with our Marcellus Shale drilling activities and higher production taxes. Production taxes increased due to higher oil production in south Texas, offset by lower taxes as a result of the disposition of certain non-core assets in Oklahoma and Texas in the fourth quarter of 2013.

•                  Exploration expense increased $2.5 million as a result of higher exploratory dry hole costs and higher employee related and other costs.

•                  Depreciation, depletion and amortization decreased $1.2 million, of which $47.7 million was due to a lower DD&A rate of $1.17 per Mcfe for the first quarter of 2014 compared to $1.56 per Mcfe for the first quarter of 2013, offset by a $47.8 million due to higher equivalent production volumes. The lower DD&A rate was primarily due to higher production in areas with lower DD&A rates and the impact of the disposition of higher rate fields in Oklahoma and Texas in the fourth quarter of 2013. In addition, amortization of unproved properties decreased $1.5 million in the first quarter in 2014.

•                  General and administrative decreased $14.1 million due to lower stock-based compensation expense of $15.5 million associated with the mark-to-market of our liability-based performance awards and supplemental employee incentive plan due to changes in our stock price during 2014 compared to 2013, partially offset by $1.5 million of higher employee related costs.

Income Tax Expense

Income tax expense increased $43.0 million primarily due to higher pretax income and a slightly higher effective tax rate. The effective tax rate for the first quarter of 2014 and 2013 was 39.8% and 39.5%, respectively.

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

Derivative Instruments and Hedging Activities

Our hedging strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets. A hedging committee that consists of members of senior management oversees our hedging activity. Our hedging arrangements apply to only a portion of our production and provide only partial price protection. These hedging arrangements limit the benefit to us of increases in prices, but offer protection in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of the hedges. Please read the discussion below as well as Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our hedging arrangements.

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

As of March 31, 2014, we had the following outstanding commodity derivatives designated as hedging instruments:

				Collars				Swaps	Estimated Fair
				Floor		Ceiling			Value Asset
					Weighted-		Weighted-	Weighted-	(Liability)
Type of Contract	Volume		Contract Period	Range	Average	Range	Average	Average	(In thousands)
Natural gas	253.8	Bcf	Apr. 2014 - Dec. 2014	$3.60-$4.37	$4.13	$4.22-$4.80	$4.51		$(57,596)
Natural gas	80.1	Bcf	Apr. 2014 - Dec. 2014					$4.05	(15,810)
Crude oil	550.0	Mbbl	Apr. 2014 - Dec. 2014					$97.00	(407)
									$(73,813)

Natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

The amounts set forth under the estimated fair value asset (liability) column in the table above represent our total unrealized derivative position at March 31, 2014 and exclude the impact of non-performance risk. Non-performance risk is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.

During the first three months of 2014, crude oil swaps covered 62 Mbbl, or 10% of crude oil production at an average price of $97.00 per Bbl. Natural gas collars with floor prices ranging from $3.60 to $4.37 per Mcf and ceiling prices ranging from $4.22 to $4.80 per Mcf covered 83.1 Bcf, or 72%, of natural gas production at an average price of $4.38 per Mcf. Natural gas swaps covered 20.2 Mcf, or 17% of natural gas production at an average price of $4.06 per Mcf.

We are exposed to market risk on commodity derivative instruments to the extent of changes in market prices of natural gas and crude oil. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of natural gas agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. We do not anticipate any material impact on our financial results due to non-performance by third parties. Our primary derivative contract counterparties are Bank of America, Bank of Montreal, Goldman Sachs, ING Capital Markets, JPMorgan, and Morgan Stanley.

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

The fair value of long-term debt is the estimated amount we would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is our default or repayment risk. The credit spread (premium or discount) is determined by comparing our fixed-rate notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of all of the fixed-rate notes and the revolving credit facility is based on interest rates currently available to us.

We use available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,222,000	$1,325,174	$1,147,000	$1,224,273

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                         Legal Proceedings

Legal Matters

The information set forth under the heading “Legal Matters” in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

Environmental Matters

The information set forth under the heading “Environmental Matters” in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

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

ITEM 1A.                 Risk Factors

For additional information about the risk factors that affect us, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the three months ended March 31, 2014, we did not repurchase any shares of our common stock. All purchases executed to date have been through open market transactions. The maximum number of remaining shares that may be purchased under the plan as of March 31, 2014 was 14,371,834.

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

CABOT OIL & GAS CORPORATION
(Registrant)

April 25, 2014	By:	/S/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 25, 2014	By:	/S/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

April 25, 2014	By:	/S/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)