Form 10-Q
period 2014-06-30
CABOT OIL & GAS CORP
filed 2014-07-25
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of July 21, 2014, there were 417,294,125 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                         Financial Statements

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$45,610	$23,400
Restricted cash	—	28,094
Accounts receivable, net	212,100	222,476
Inventories	11,914	17,468
Deferred income taxes	32,947	81,855
Other current assets	3,525	5,606
Total current assets	306,096	378,899
Properties and equipment, net (Successful efforts method)	4,825,524	4,546,227
Equity method investments	49,854	26,892
Other assets	27,448	29,062
	$5,208,922	$4,981,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$255,681	$288,801
Accrued liabilities	59,734	73,601
Derivative instruments	38,493	13,912
Income taxes payable	8,239	31,591
Total current liabilities	362,147	407,905
Postretirement benefits	35,212	33,554
Long-term debt	1,193,000	1,147,000
Deferred income taxes	1,101,326	1,067,912
Asset retirement obligation	77,459	73,853
Other liabilities	37,839	46,254
Total liabilities	2,806,983	2,776,478

Commitments and contingencies

Stockholders’ equity
Common stock:
Authorized — 960,000,000 and 480,000,000 shares of $0.10 par value in 2014 and 2013, respectively
Issued — 422,911,309 and 422,014,681 shares in 2014 and 2013, respectively	42,291	42,201
Additional paid-in capital	723,218	710,940
Retained earnings	1,836,577	1,627,805
Accumulated other comprehensive income (loss)	(32,164)	(8,361)
Less treasury stock, at cost:
5,618,166 shares in 2014 and 2013	(167,983)	(167,983)
Total stockholders’ equity	2,401,939	2,204,602
	$5,208,922	$4,981,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
OPERATING REVENUES
Natural gas	$437,761	$368,391	$870,571	$662,184
Crude oil and condensate	86,341	70,226	145,485	135,881
Gain (loss) on derivative instruments	(2,329)	—	(2,329)	—
Brokered natural gas	8,140	8,244	21,293	19,137
Other	3,274	2,819	7,970	5,763
	533,187	449,680	1,042,990	822,965
OPERATING EXPENSES
Direct operations	35,605	36,978	71,439	68,475
Transportation and gathering	83,976	52,648	161,741	98,869
Brokered natural gas	7,031	6,704	18,891	15,093
Taxes other than income	12,816	11,364	25,860	23,051
Exploration	4,676	4,529	11,150	8,553
Depreciation, depletion and amortization	157,563	151,389	304,981	300,042
General and administrative	20,127	21,608	41,763	57,312
	321,794	285,220	635,825	571,395
Earnings (loss) on equity method investments	756	290	756	336
Gain (loss) on sale of assets	(1,496)	276	(2,781)	180
INCOME FROM OPERATIONS	210,653	165,026	405,140	252,086
Interest expense	16,334	16,991	32,891	33,292
Income before income taxes	194,319	148,035	372,249	218,794
Income tax expense	75,899	58,921	146,798	86,856
NET INCOME	$118,420	$89,114	$225,451	$131,938

Earnings per share
Basic	$0.28	$0.21	$0.54	$0.32
Diluted	$0.28	$0.21	$0.54	$0.31

Weighted-average common shares outstanding
Basic	417,291	420,698	417,097	420,500
Diluted	419,092	423,490	418,742	422,984

Dividends per common share	$0.02	$0.01	$0.04	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$118,420	$89,114	$225,451	$131,938

Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled cash flow hedge contracts(1)	13,807	(1,105)	56,372	(10,430)
Changes in fair value of cash flow hedge contracts(2)	—	69,839	(80,175)	32,864
Postretirement benefits:
Amortization of net loss(3)	—	124	—	249
Total other comprehensive income (loss)	13,807	68,858	(23,803)	22,683

Comprehensive income (loss)	$132,227	$157,972	$201,648	$154,621

(1)    Net of income taxes of $(9,149) and $717 for the three months ended June 30, 2014 and 2013, respectively, and $(37,359) and $6,762 for the six months ended June 30, 2014 and 2013, respectively.

(2)    Net of income taxes of $(45,274) for the three months ended June 30, 2013 and $53,135 and $(21,303) for the six months ended June 30, 2014 and 2013, respectively.

(3)    Net of income taxes of $(81) and $(161) for the three and six months ended June 30, 2013, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$225,451	$131,938
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	304,981	300,042
Deferred income tax expense	118,453	69,662
(Gain) loss on sale of assets	2,781	(180)
Exploration expense	2,154	806
Unrealized (gain) loss on derivative instruments	(12,933)	—
Amortization of debt issuance costs	2,252	1,842
Stock-based compensation and other	8,689	27,355
Changes in assets and liabilities:
Accounts receivable, net	9,588	(32,551)
Income taxes	(23,352)	(4,971)
Inventories	5,554	(4,103)
Other current assets	15	(2,733)
Accounts payable and accrued liabilities	(39,084)	9,661
Other assets and liabilities	753	547
Stock-based compensation tax benefit	(20,354)	(7,348)
Net cash provided by operating activities	584,948	489,967

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(617,613)	(524,056)
Proceeds from sale of assets	(755)	906
Restricted cash	28,094	—
Investment in equity method investments	(22,230)	(4,250)
Net cash used in investing activities	(612,504)	(527,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	611,000	325,000
Repayments of debt	(565,000)	(270,000)
Dividends paid	(16,679)	(8,407)
Stock-based compensation tax benefit	20,354	7,348
Other	91	33
Net cash provided by financing activities	49,766	53,974

Net increase in cash and cash equivalents	22,210	16,541
Cash and cash equivalents, beginning of period	23,400	30,736
Cash and cash equivalents, end of period	$45,610	$47,277

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

With respect to the unaudited financial information of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 25, 2014 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.

2. Properties and Equipment, Net

Properties and equipment, net are comprised of the following:

	June 30,	December 31,
(In thousands)	2014	2013

Proved oil and gas properties	$6,954,493	$6,362,570
Unproved oil and gas properties	352,182	375,428
Gathering and pipeline systems	240,201	239,958
Land, buildings and other equipment	101,026	94,243
	7,647,902	7,072,199
Accumulated depreciation, depletion and amortization	(2,822,378)	(2,525,972)
	$4,825,524	$4,546,227

At June 30, 2014, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.

3. Equity Method Investments

For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Meade Pipeline Co LLC

In February 2014, the Company acquired a 20% equity interest in Meade Pipeline Co LLC (Meade). Meade was formed to participate in the development and construction of a 177-mile pipeline (Central Penn Line) that will transport natural gas from Susquehanna County, Pennsylvania to an interconnect with Transcontinental Gas Pipe Line Company, LLC’s (Transco) mainline in Lancaster County, Pennsylvania. The new pipeline will be constructed and operated by Transco and will be owned by Transco and Meade in proportion to their respective ownership percentages of approximately 61% and 39%, respectively. Under the terms of the Meade LLC agreement, the Company agreed to invest its proportionate share of Meade’s anticipated costs associated with the new pipeline of $149 million, which is expected to occur over the next three to four years. The expected in-service date for the new pipeline is scheduled for the second half of 2017. During 2014, the Company made contributions of approximately $1.2 million to Meade.

4. Debt and Credit Agreements

The Company’s debt and credit agreements consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Long-Term Debt
7.33% weighted-average fixed rate notes	$20,000	$20,000
6.51% weighted-average fixed rate notes	425,000	425,000
9.78% notes	67,000	67,000
5.58% weighted-average fixed rate notes	175,000	175,000
Revolving Credit facility	506,000	460,000
	$1,193,000	$1,147,000

Effective April 15, 2014, the lenders under the Company’s revolving credit facility approved an increase in the Company’s borrowing base from $2.3 billion to $3.1 billion as part of the annual redetermination under the terms of the revolving credit facility agreement. The commitments under the revolving credit facility remain unchanged at $1.4 billion. At June 30, 2014, the Company had $506.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 1.9% and $893.0 million available for future borrowings.

The Company was in compliance with all restrictive financial covenants for both the revolving credit facility and fixed rate notes as of June 30, 2014.

5. Derivative Instruments and Hedging Activities

The Company periodically enters into commodity derivatives to manage its exposure to price fluctuations on natural gas and crude oil production. The Company’s credit agreement restricts the ability of the Company to enter into commodity derivatives other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and where such derivatives do not subject the Company to material speculative risks. All of the Company’s derivatives are used for risk management purposes and are not held for trading purposes.

Effective April 1, 2014, the Company elected to discontinue hedge accounting for its commodity derivatives on a prospective basis. Through March 31, 2014, the Company elected to designate its commodity derivatives as cash flow hedges for accounting purposes. Accordingly, the change in the fair value of derivatives designated as hedges that are effective is recorded to accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheet. The ineffective portion of the change in the fair value of derivatives designated as hedges and the change in fair value of realized cash settlements of derivatives not designated as hedges are recorded as a component of operating revenues in gain (loss) on derivative instruments in the Condensed Consolidated Statement of Operations.

As a result of discontinuing hedge accounting, the unrealized loss included in accumulated other comprehensive income (loss) as of April 1, 2014 of $73.4 million ($44.2 million net of tax) was frozen and will be reclassified into natural gas and crude oil revenues in the Statement of Operations in future periods as the underlying hedge transactions occur. As of June 30, 2014, the Company  expects to reclassify $30.4 million in after-tax losses associated with its commodity derivatives from accumulated other comprehensive income (loss) to natural gas and crude oil revenues in the Condensed Consolidated Statement of Operations over the next six months.

As of June 30, 2014, the Company had the following outstanding commodity derivatives:

				Collars				Swaps
				Floor		Ceiling
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted-Average	Weighted- Average
Natural gas	169.8	Bcf	Jul. 2014 - Dec. 2014	$3.60-$4.37	$4.13	$4.22-$4.80	$4.51
Natural gas	53.6	Bcf	Jul. 2014 - Dec. 2014					$4.05
Crude oil	368.0	Mbbl	Jul. 2014 - Dec. 2014					$97.00

Natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		June 30,	December 31,	June 30,	December 31,
(In thousands)	Balance Sheet Location	2014	2013	2014	2013
Derivatives Designated as Hedges
Commodity contracts	Other current assets	$—	$3,019	$—	$—
Commodity contracts	Derivative instruments (current liabilites)	—	—	—	13,912
Derivatives Not Designated as Hedges
Commodity contracts	Other current assets	954	—	—	—
Commodity contracts	Derivative instruments (current liabilites)	—	—	38,493	—
		$954	$3,019	$38,493	$13,912

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

	June 30,	December 31,
(In thousands)	2014	2013
Derivative Assets
Gross amounts of recognized assets	$13,312	$13,792
Gross amounts offset in the statement of financial position	(12,358)	(10,773)
Net amounts of assets presented in the statement of financial position	954	3,019
Gross amounts of financial instruments not offset in the statement of financial position	—	373
Net amount	$954	$3,392

Derivative Liabilities
Gross amounts of recognized liabilities	$50,851	$24,685
Gross amounts offset in the statement of financial position	(12,358)	(10,773)
Net amounts of liabilities presented in the statement of financial position	38,493	13,912
Gross amounts of financial instruments not offset in the statement of financial position	490	—
Net amount	$38,983	$13,912

Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)

The amount of gain (loss) recognized in accumulated other comprehensive income (loss) on derivatives (effective portion) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Commodity contracts	$—	$115,113	$(133,310)	$54,167

The amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014 (1)	2013	2014 (1)	2013
Natural gas revenues	$(22,320)	$(272)	$(92,877)	$13,056
Crude oil and condensate revenues	(636)	2,094	(854)	4,136
	$(22,956)	$1,822	$(93,731)	$17,192

(1)    The Company ceased hedge accounting effective April 1, 2014. For the three and six months ended June 30, 2014, approximately $23.0 million related to amounts previously frozen in accumulated other comprehensive income (loss) were reclassified into income.

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

The amount of gain (loss) recognized in the Condensed Consolidated Statement of Operations on derivative instruments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Derivatives Designated as Hedges
Realized
Natural gas	$—	$(272)	$(70,557)	$13,056
Crude oil and condensate	—	2,094	(218)	4,136
	$—	$1,822	$(70,775)	$17,192
Derivatives Not Designated as Hedges
Realized
Natural gas	$(22,320)	$—	$(22,320)	$—
Crude oil and condensate	(636)	—	(636)	—
Gain (loss) on derivative instruments	(15,262)	—	(15,262)	—
Unrealized
Gain (loss) on derivative instruments	12,933	—	12,933	—
	$(25,285)	$—	$(25,285)	$—

	$(25,285)	$1,822	$(96,060)	$17,192

For the three and six months ended June 30, 2014 and 2013, respectively, there was no ineffectiveness recorded in the Condensed Consolidated Statement of Operations related to derivative instruments designated as hedges.

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

6. Fair Value Measurements

The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a formal fair value hierarchy based on the inputs used to measure fair value. The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. The Company has classified its assets and liabilities into these levels depending upon the data relied on to determine the fair values. For further information regarding the fair value hierarchy, refer to Note 7 of the Notes to the Consolidated Financial Statements in the Form 10-K.

Non-Financial Assets and Liabilities

The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties and other assets, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of June 30, 2014 and 2013 and no other assets or liabilities were required to be recognized at fair value on a non-recurring basis, additional disclosures were not provided.

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

Financial Assets and Liabilities

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2014
Assets
Deferred compensation plan	$13,152	$—	$—	$13,152
Derivative contracts	—	—	13,312	13,312
Total assets	$13,152	$—	$13,312	$26,464

Liabilities
Deferred compensation plan	$31,388	$—	$—	$31,388
Derivative contracts	—	10,624	40,227	50,851
Total liabilities	$31,388	$10,624	$40,227	$82,239

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Deferred compensation plan	$12,507	$—	$—	$12,507
Derivative contracts	—	—	13,792	13,792
Total assets	$12,507	$—	$13,792	$26,299

Liabilities
Deferred compensation plan	$33,211	$—	$—	$33,211
Derivative contracts	—	6,983	17,702	24,685
Total liabilities	$33,211	$6,983	$17,702	$57,896

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

The following table sets forth a reconciliation of changes in the fair value of net financial assets (liabilities) classified as Level 3 in the fair value hierarchy:

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Balance at beginning of period	$(3,910)	$41,159
Total gains (losses) (realized or unrealized):
Realized and unrealized gains (losses) included in earnings	(77,935)	13,056
Included in other comprehensive income	(38,412)	42,719
Settlements	93,342	(13,056)
Transfers in and/or out of level 3	—	—
Balance at end of period	$(26,915)	$83,878

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$15,407	$—

There were no transfers between Level 1 and Level 2 measurements for the three and six months ended June 30, 2014 and 2013.

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

The carrying amounts and fair values of long-term debt are as follows:

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,193,000	$1,297,569	$1,147,000	$1,224,273

7. Asset Retirement Obligation

Activity related to the Company’s asset retirement obligation is as follows:

(In thousands)	Six Months Ended June 30, 2014
Balance at beginning of period	$75,853
Liabilities incurred	2,517
Liabilities settled	(36)
Liabilities divested	(899)
Accretion expense	2,024
Balance at end of period	$79,459

As of both June 30, 2014 and December 31, 2013, approximately $2.0 million is included in accrued liabilities in the Condensed Consolidated Balance Sheet, which represents the current portion of the Company’s asset retirement obligation.

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

Transportation and Gathering Agreements

During the first six months of 2014, the Company entered into or amended certain natural gas transportation agreements associated with the Company’s production in Pennsylvania. These agreements increased the Company’s future aggregate obligations under its transportation commitments by approximately $184.3 million over the next 10 years compared to those amounts disclosed in Note 9 in the Notes to Consolidated Financial Statements included in the Form 10-K.

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

9. Postretirement Benefits

The components of net periodic benefit costs, included in general and administrative expense in the Condensed Consolidated Statement of Operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$456	$415	$912	$830
Interest cost	407	395	814	790
Amortization of net loss	—	205	—	410
	$863	$1,015	$1,726	$2,030

The guidance for retirement benefits provides that the net actuarial loss is not amortized if it is less than 10% of the postretirement obligation. Accordingly, the Company does not expect to amortize its net actuarial loss from accumulated other comprehensive income (loss) during 2014.

10. Stock-based Compensation

General

Stock-based compensation expense during the first six months of 2014 and 2013 was $9.4 million and $28.7 million, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations. Stock-based compensation expense in the second quarter of 2014 and 2013 was $6.3 million and $10.0 million, respectively.

During the first six months of 2014 and 2013, the Company realized a $20.4 million and $7.3 million tax benefit, respectively, related to the federal tax deduction in excess of book compensation cost for employee stock-based compensation. The Company is able to recognize this tax benefit only to the extent it reduces the Company’s income taxes payable.

Restricted Stock Awards

During the first six months of 2014, 46,000 restricted stock awards were granted to employees with a weighted-average grant date per share value of $34.96. The fair value of restricted stock grants is based on the average of the high and low stock price on the grant date. The Company used an annual forfeiture rate assumption of 5.0% for purposes of recognizing stock-based compensation expense for restricted stock awards.

Restricted Stock Units

During the first six months of 2014, 34,071 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date per unit value of $38.97. The fair value of these units is measured based on the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.

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

Employee Performance Share Awards. During the first six months of 2014, 241,130 Employee Performance Share Awards were granted at a grant date per share value of $39.43. The performance metrics are set by the Company’s Compensation Committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company’s probability assessment at June 30, 2014, it is considered probable that the criteria for the performance awards based on performance conditions will be met.

Hybrid Performance Share Awards. During the first six months of 2014, 123,257 Hybrid Performance Share Awards were granted at a grant date per share value of $39.43, which is based on the average of the high and low stock price on the grant date. The 2014 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s Compensation Committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company’s probability assessment at June 30, 2014, it is considered probable that the criteria for the performance awards based on performance conditions will be met.

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

TSR Performance Share Awards.  During the first six months of 2014, 184,885 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against fourteen other companies in the Company’s peer group over a three-year performance period.

The following assumptions were used to determine the grant date fair value of the equity component (February 20, 2014) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2014
Fair value per performance share award	$32.04	$5.94 - $21.77
Assumptions:
Stock price volatility	41.3%	29.7% - 102.7%
Risk free rate of return	0.7%	0.1% - 0.7%
Expected dividend yield	0.2%	0.2%

Supplemental Employee Incentive Plan

The Company recognized stock-based compensation expense of $1.6 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively, related to the Supplemental Employee Incentive Plan (the Plan), which is included in general and administrative expense in the Condensed Consolidated Statement of Operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for additional information on the provisions of the Plan.

The following assumptions were used determine the period-end fair value of the Supplemental Employee Incentive Plan IV liability using a Monte Carlo model:

June 30,
2014
Stock price volatility	36.0%
Risk free rate of return	1.0%
Annual salary increase rate	4.0%
Annual turnover rate	4.6%

11. Earnings per Common Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock appreciation rights were exercised and stock awards were vested at the end of the applicable period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Weighted-average shares - basic	417,291	420,698	417,097	420,500
Dilution effect of stock appreciation rights and stock awards at end of period	1,801	2,792	1,645	2,484
Weighted-average shares - diluted	419,092	423,490	418,742	422,984

Weighted-average stock awards and shares excluded from diluted earnings per share due to the anti-dilutive effect	2	2	409	574

12. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(In thousands)	Net Gain (Loss) on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2013	$(6,551)	$(1,810)	$(8,361)
Other comprehensive income before reclassifications	(80,175)	—	(80,175)
Amounts reclassified from accumulated other comprehensive income	56,372	—	56,372
Net current-period other comprehensive income	(23,803)	—	(23,803)
Balance at June 30, 2014	$(30,354)	$(1,810)	$(32,164)

Amounts reclassified from accumulated other comprehensive income (loss) into the Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Condensed
(In thousands)	2014	2013	2014	2013	Consolidated Statement of Operations
Net gain (loss) on cash flow hedges
Commodity contracts	$(22,320)	$(272)	$(92,877)	$13,056	Natural gas revenues
Commodity contracts	(636)	2,094	(854)	4,136	Crude oil and condensate revenues

Postretirement benefits
Amortization of net loss	—	(205)	—	(410)	General and administrative expense
	(22,956)	1,617	(93,731)	16,782	Total before tax
	9,149	(636)	37,359	(6,601)	Tax benefit (expense)
Total reclassifications for the period	$(13,807)	$981	$(56,372)	$10,181	Net of tax

13. ADDITIONAL BALANCE SHEET INFORMATION

Certain balance sheet amounts are comprised of the following:

	June 30,	December 31,
(In thousands)	2014	2013

Accounts receivable, net
Trade accounts	$211,559	$215,361
Joint interest billing	1,886	7,261
Income taxes receivable	—	922
Other accounts	208	746
	213,653	224,290
Allowance for doubtful accounts	(1,553)	(1,814)
	$212,100	$222,476
Inventories
Natural gas in storage	$2,810	$9,056
Tubular goods and well equipment	8,889	8,396
Other accounts	215	16
	$11,914	$17,468
Other current assets
Prepaid balances and other	2,571	2,587
Derivative instruments	954	3,019
	$3,525	$5,606
Other assets
Deferred compensation plan	$13,152	$12,507
Debt issuance cost	14,225	16,476
Other accounts	71	79
	$27,448	$29,062
Accounts payable
Trade accounts	$43,789	$26,023
Natural gas purchases	3,424	2,052
Royalty and other owners	79,274	79,150
Accrued capital costs	114,283	146,899
Taxes other than income	9,586	13,677
Drilling advances	107	14,093
Producer gas imbalances	69	69
Other accounts	5,149	6,838
	$255,681	$288,801
Accrued liabilities
Employee benefits	$26,699	$43,599
Taxes other than income	10,013	6,894
Interest payable	20,049	20,211
Other accounts	2,973	2,897
	$59,734	$73,601
Other liabilities
Deferred compensation plan	$31,388	$33,211
Other accounts	6,451	13,043
	$37,839	$46,254

14. CAPITAL STOCK

Incentive Plans

On May 1, 2014, the Company’s shareholders approved the 2014 Incentive Plan, which replaced the 2004 Incentive Plan that expired on April 29, 2014. Under the 2014 Incentive Plan, incentive and non-statutory stock options, stock appreciation rights (SARs), stock awards, cash awards and performance awards may be granted to key employees, consultants and officers of the Company. Non-employee directors of the Company may be granted discretionary awards under the 2014 Incentive Plan consisting of stock options or stock awards. A total of 18 million shares of common stock may be issued under the 2014 Incentive Plan. Under the 2014 Incentive Plan, no more than 10 million shares may be issued pursuant to incentive stock options. No additional awards may be granted under the 2014 Incentive Plan on or after May 1, 2024.

No additional awards will be granted under any of the Company’s prior plans, including the 2004 Incentive Plan.  Awards outstanding under the 2004 Incentive Plan will remain outstanding in accordance with their original terms and conditions.

Increase in Authorized Shares

In May 2014, the Company’s shareholders approved an increase in the authorized number of shares of common stock from 480 million to 960 million shares.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cabot Oil & Gas Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of operations and of comprehensive income for the three and six month periods ended June 30, 2014 and 2013 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

July 25, 2014

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following review of operations for the three and six month periods ended June 30, 2014 and 2013 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K).

Overview

On an equivalent basis, our production for the six months ended June 30, 2014 increased by 34% compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, we produced 247.5 Bcfe, or 1,367.3 Mmcfe per day, compared to 184.5 Bcfe, or 1,019.6 Mmcfe per day, for the six months ended June 30, 2013. Natural gas production increased by 61.8 Bcf, or 35%, to 237.6 Bcf for the first six months of 2014 compared to 175.8 Bcf for the first six months of 2013. This increase was primarily the result of higher production in the Marcellus Shale associated with our drilling program. Partially offsetting the production increase in the Marcellus Shale were decreases in production in west Texas and Oklahoma due to certain non-core asset dispositions in the fourth quarter of 2013 and normal production declines in Texas and West Virginia. Crude oil/condensate/NGL production increased by 193 Mbbls, or 13%, to 1,647 Mbbls in the first six months of 2014 from 1,454 Mbbls in the first six months of 2013. This increase was due to higher production resulting from our oil-focused drilling program in south Texas, partially offset by lower production associated with certain non-core asset dispositions in Oklahoma in the fourth quarter of 2013.

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Our average realized natural gas price for the first six months of 2014 was $3.60 per Mcf, 5% lower than the $3.77 per Mcf price realized in the first six months of 2013. Our average realized crude oil price for the first six months of 2014 was $98.39 per Bbl, 4% lower than the $102.65 per Bbl price realized in the first six months of 2013. These realized prices include realized gains and losses resulting from commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below.

Commodity prices are determined by many factors that are outside of our control. Historically, commodity prices have been volatile, and we expect them to remain volatile. Commodity prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, crude oil and NGL prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases will have on our capital program, production volumes or future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success.

Effective April 1, 2014, we elected to discontinue hedge accounting on a prospective basis. Subsequent to April 1, 2014, our derivative instruments are accounted for on a mark-to-market basis with changes in fair value recognized currently in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments, we will likely experience volatility in our earnings from time to time due to commodity price volatility. Refer to “Impact of Derivative Instruments on Operating Revenues” below and Note 5 to the Condensed Consolidated Financial Statements for more information.

During the first six months of 2014, we drilled 76 gross wells (62.0 net) with a success rate of 100% compared to 83 gross wells (69.7 net) with a success rate of 96% for the comparable period of the prior year. Our total capital and exploration expenditures were $594.0 million for the six months ended June 30, 2014 compared to $554.1 million for the six months ended June 30, 2013. The increase in capital spending was the result of our Marcellus Shale horizontal drilling program in northeast Pennsylvania and our drilling program in the Eagle Ford Shale in south Texas. We allocate our planned program for capital and exploration expenditures among our various operating areas based on return expectations, availability of services and human resources. Our 2014 drilling program includes $1.375 billion to $1.475 billion in capital and exploration expenditures and is expected to be funded by operating cash flow, existing cash and, if required, borrowings under our revolving credit facility. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.

Financial Condition

Capital Resources and Liquidity

Our primary sources of cash for the six months ended June 30, 2014 were from funds generated from the sale of natural gas and crude oil production and net borrowings under our revolving credit facility. These cash flows were primarily used to fund our capital and exploration expenditures and payment of dividends. See below for additional discussion and analysis of cash flow.

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

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Cash flows provided by operating activities	$584,948	$489,967
Cash flows used in investing activities	(612,504)	(527,400)
Cash flows provided by financing activities	49,766	53,974
Net increase in cash and cash equivalents	$22,210	$16,541

Operating Activities.  Net cash provided by operating activities in the first six months of 2014 increased by $95.0 million over the first six months of 2013. This increase was primarily due to higher operating revenues partially offset by higher operating expenses (excluding non-cash expenses) and a decrease in working capital and other assets and liabilities. The increase in operating revenues was primarily due to an increase in equivalent production, partially offset by the decrease in realized natural gas and crude oil prices. Equivalent production volumes increased by 34% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of higher natural gas production. Average realized natural gas prices decreased by 5% and average realized crude oil prices decreased by 4% for the first six months of 2014 compared to the first six months of 2013.

See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.

Investing Activities. Cash flows used in investing activities increased by $85.1 million for the first six months of 2014 compared to the first six months of 2013. The increase was due to $93.6 million of higher capital expenditures and an increase of $18.0 million in capital contributions associated with our equity method investments. Partially offsetting the increases was a $28.1 million decrease in restricted cash related to the release of funds by our qualified intermediary due to a lapse in the statutory holding period and funding of oil and gas lease acquisitions during the first six months of 2014 associated with like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.

Financing Activities. Cash flows provided by financing activities decreased by $4.2 million for the first six months of 2014 compared to the first six months of 2013. This decrease was primarily due to $9.0 million of lower net borrowings and an $8.3 million increase in dividend payments, partially offset by an increase of $13.0 million in tax benefits associated with our stock-based compensation.

Effective April 15, 2014, the lenders under our revolving credit facility approved an increase in our borrowing base from $2.3 billion to $3.1 billion as part of the annual redetermination under the terms of the revolving credit facility agreement. The commitments under the revolving credit facility remain unchanged at $1.4 billion. At June 30, 2014, we had $506.0 million of borrowings outstanding under our revolving credit facility at a weighted-average interest rate of 1.9% and $893.0 million available for future borrowings. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further details.

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

Capitalization

Information about our capitalization is as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Debt (1)	$1,193,000	$1,147,000
Stockholders’ equity	2,401,939	2,204,602
Total capitalization	$3,594,939	$3,351,602

Debt to capitalization	33%	34%

Cash and cash equivalents	$45,610	$23,400

(1)         Includes $506.0 million and $460.0 million of borrowings outstanding under our revolving credit facility at June 30, 2014 and December 31, 2013, respectively.

During the six months ended June 30, 2014, we paid dividends of $16.7 million ($0.04 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.

Capital and Exploration Expenditures

On an annual basis, we generally fund most of our capital and exploration expenditures, excluding any significant property acquisitions, with cash generated from operations and, when necessary, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Capital expenditures
Drilling and facilities	$547,980	$501,331
Leasehold acquisitions	26,584	39,047
Pipeline and gathering	227	263
Other	8,043	4,879
	582,834	545,520
Exploration expense	11,150	8,553
Total	$593,984	$554,073

For the full year of 2014, we plan to drill approximately 155 to 175 gross wells (150 to 170 net). In 2014, we plan to spend between $1.375 billion and $1.475 billion in total capital and exploration expenditures (excluding expected contributions to our equity method investments of approximately $38.9 million). See “Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

Accounting for Derivative Instruments and Hedging Activities

Effective April 1, 2014, we elected to discontinue hedge accounting for our commodity derivatives on a prospective basis. Through March 31, 2014, we elected to designate our commodity derivatives as cash flow hedges for accounting purposes. Accordingly, the change in the fair value of derivatives designated as hedges that were effective was recorded to accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheet. The ineffective portion of the change in the fair value of derivatives designated as hedges and the change in fair value and realized cash settlements of derivatives not designated as hedges are recorded as a component of operating revenues in gain (loss) on derivative instruments in the Condensed Consolidated Statement of Operations.

Results of Operations

Second Quarters of 2014 and 2013 Compared

We reported net income in the second quarter of 2014 of $118.4 million, or $0.28 per share, compared to $89.1 million, or $0.21 per share, in the second quarter of 2013. The increase in net income was due to an increase in operating revenues, partially offset by higher operating expenses and income taxes.

Revenue, Price and Volume Variances

Our revenues vary from year to year as a result of changes in realized commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
Revenue Variances (In thousands)	2014	2013	Amount	Percent
Natural gas	$437,761	$368,391	$69,370	19%
Crude oil and condensate	86,341	70,226	16,115	23%
Gain (loss) on derivative instruments	(2,329)	—	(2,329)	(100%	)
Brokered natural gas	8,140	8,244	(104)	(1%	)
Other	3,274	2,819	455	16%
	$533,187	$449,680	$83,507	19%

	Three Months Ended June 30,		Variance			Increase (Decrease)
	2014	2013	Amount	Percent		(In thousands)
Price Variances
Natural gas (1)	$3.59	$4.06	$(0.47)	(12%	)	$(57,463)
Crude oil and condensate (2)	$99.36	$101.39	$(2.03)	(2%	)	(1,770)
Total						$(59,233)
Volume Variances
Natural gas (Bcf)	121.8	90.7	31.1	34%		$126,833
Crude oil and condensate (Mbbl)	869	693	176	25%		17,885
Total						$144,718

(1)        These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.18 per Mcf in 2014. There was no impact on the realized price from derivative instrument settlements in 2013.

(2)        These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.73 per Bbl in 2014 and increased the price by $3.02 per Bbl in 2013.

Natural Gas Revenues

The increase in natural gas revenues of $69.4 million is due to higher production, partially offset by lower realized natural gas prices. The increase in production was a result of our Marcellus Shale drilling program, partially offset by a decrease in production in Oklahoma and west Texas as a result of certain non-core asset dispositions in the fourth quarter of 2013 and lower production in Texas and West Virginia due to normal production declines.

Crude Oil and Condensate Revenues

The increase in crude oil and condensate revenues of $16.1 million is due to higher production associated with our oil-focused drilling program in south Texas, partially offset by lower production associated with certain non-core asset dispositions in Oklahoma in the fourth quarter of 2013 and lower realized crude oil prices.

Gain (Loss) on Derivative Instruments

Effective April 1, 2014, we elected to discontinue hedge accounting on a prospective basis. Subsequent to April 1, 2014, our derivative instruments were accounted for on a mark-to-market basis with changes in fair value recognized currently in operating revenues in the Condensed Consolidated Statement of Operations. Gain (loss) on derivative instruments includes a $15.3 million loss related to the change in fair value of realized cash settlements of derivative instruments previously frozen in accumulated other comprehensive income (loss) and a $12.9 million unrealized mark-to-market gain on our commodity derivative instruments.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized and unrealized impact of our derivative instruments:

	Three Months Ended June 30,
(In thousands)	2014	2013
Realized
Natural gas	$(22,320)	$(272)
Crude oil and condensate	(636)	2,094
Gain (loss) on derivative instruments	(15,262)	—
	$(38,218)	$1,822
Unrealized
Gain (loss) on derivative instruments	12,933	—
	$(25,285)	$1,822

Brokered Natural Gas Revenue and Cost

	Three Months Ended June 30,				Variance			Price and Volume Variances
	2014		2013		Amount	Percent		(In thousands)
Brokered Natural Gas Sales
Sales price ($/Mcf)		$4.96		$4.81	$0.15	3%		$242
Volume brokered (Mmcf)	x	1,642	x	1,714	(72)	(4%	)	(346)
Brokered natural gas (In thousands)		$8,140		$8,244				$(104)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$4.28		$3.91	$0.37	9%		$(609)
Volume brokered (Mmcf)	x	1,642	x	1,714	(72)	(4%	)	282
Brokered natural gas (In thousands)		$7,031		$6,704				$(327)

Brokered natural gas margin (In thousands)		$1,109		$1,540				$(431)

The $0.4 million decrease in brokered natural gas margin is a result of an increase in purchase price that outpaced the increase in sales price and lower brokered volumes.

Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2014	2013	Amount	Percent
Operating and Other Expenses
Direct operations	$35,605	$36,978	$(1,373)	(4%	)
Transportation and gathering	83,976	52,648	31,328	60%
Brokered natural gas	7,031	6,704	327	5%
Taxes other than income	12,816	11,364	1,452	13%
Exploration	4,676	4,529	147	3%
Depreciation, depletion and amortization	157,563	151,389	6,174	4%
General and administrative	20,127	21,608	(1,481)	(7%	)
Total operating expense	$321,794	$285,220	$36,574	13%

(Earnings) loss on equity method investments	$(756)	$(290)	$466	161%
(Gain) loss on sale of assets	1,496	(276)	(1,772)	(642%	)
Interest expense	16,334	16,991	(657)	(4%	)
Income tax expense	75,899	58,921	16,978	29%

Total costs and expenses from operations increased by $36.6 million, or 13%, in the second quarter of 2014 compared to the same period of 2013. The primary reasons for this fluctuation are as follows:

•                  Direct operations decreased $1.4 million largely due to lower costs associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013.  Partially offsetting these decreases were higher operating costs as a result of higher production and an increase in costs associated with oil processing and related fuel charges as a result of more stringent oil pipeline quality requirements in south Texas.

•                  Transportation and gathering increased $31.3 million due to higher throughput as a result of higher production, slightly higher transportation rates and the commencement of various transportation and gathering agreements in late 2013 and during the first half of 2014.

•                  Brokered natural gas increased $0.3 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•                  Taxes other than income increased $1.5 million due to $1.2 million higher production taxes and $0.6 million higher drilling impact fees associated with our Marcellus Shale drilling activities. Production taxes increased due to higher oil production in south Texas, partially offset by lower taxes associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013.

•                  Depreciation, depletion and amortization increased $6.2 million, of which $48.6 million was due to higher equivalent production volumes, offset by $38.5 million due to a lower DD&A rate of $1.20 per Mcfe for the second quarter of 2014 compared to $1.50 per Mcfe for the second quarter of 2013. The lower DD&A rate was primarily due to lower costs of reserve additions associated with our Marcellus drilling program and the impact of the disposition of higher rate fields in Oklahoma and west Texas in the fourth quarter of 2013. In addition, amortization of unproved properties decreased $4.0 million in the second quarter of 2014 due to a decrease in amortization rates as a result of favorable results from our drilling program in Pennsylvania.

•                  General and administrative decreased $1.5 million due to lower stock-based compensation expense of $3.7 million associated with the mark-to-market of our liability-based performance awards due to changes in our stock price during 2014 compared to 2013, partially offset by increases in professional fees and other expenses.

Gain (Loss) on Sale of Assets

An aggregate loss of $1.5 million was recognized in the second quarter of 2014, primarily due to certain post-closing adjustments related to the sale of certain of our proved oil and gas properties in Oklahoma and the sale of heavy-duty equipment. There were no significant gains or losses on sale of assets recognized in the second quarter of 2013.

Interest Expense

Interest expense decreased $0.7 million primarily due to the repayment of $75.0 million of our 7.33% weighted-average fixed rate notes in July 2013 and a slightly lower weighted-average effective interest rate on our revolving credit facility borrowings of approximately 2.1% during the second quarter of 2014 compared to approximately 2.2% during the second quarter of 2013. These decreases are partially offset by an increase in weighted-average borrowings under our revolving credit facility based on daily balances of approximately $574.2 million during the second quarter of 2014 compared to approximately $405.7 million during the second quarter of 2013.

Income Tax Expense

Income tax expense increased $17.0 million due to higher pretax income, partially offset by a lower effective tax rate. The effective tax rate for the second quarter of 2014 and 2013 was 39.1% and 39.8%, respectively.

First Six Months of 2014 and 2013 Compared

We reported net income in the first six months of 2014 of $225.5 million, or $0.54 per share, compared to $131.9 million, or $0.32 per share, in the first six months of 2013. The increase in net income was due to an increase in operating revenues, partially offset by higher operating expenses and income taxes.

Revenue, Price and Volume Variances

Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
Revenue Variances (In thousands)	2014	2013	Amount	Percent
Natural gas	$870,571	$662,184	$208,387	31%
Crude oil and condensate	145,485	135,881	9,604	7%
Gain (loss) on derivative instruments	(2,329)	—	(2,329)	(100%	)
Brokered natural gas	21,293	19,137	2,156	11%
Other	7,970	5,763	2,207	38%
	$1,042,990	$822,965	$220,025	27%

	Six Months Ended June 30,		Variance			Increase (Decrease)
	2014	2013	Amount	Percent		(In thousands)
Price Variances
Natural gas (1)	$3.66	$3.77	$(0.11)	(3%	)	$(26,136)
Crude oil and condensate (2)	$98.70	$102.65	$(3.95)	(4%	)	(5,819)
Total						$(31,955)
Volume Variances
Natural gas (Bcf)	237.6	175.8	61.8	35%		$234,523
Crude oil and condensate (Mbbl)	1,474	1,324	150	11%		15,423
Total						$249,946

(1)        These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.39 per Mcf in 2014 and increased the price by $0.07 per Mcf in 2013.

(2)        These prices include the realized impact of derivative instrument settlements, which decreased the price by $0.58 per Bbl in 2014 and increased the price by $3.12 per Bbl in 2013.

Natural Gas Revenues

The increase in natural gas revenues of $208.4 million is due to higher production, partially offset by lower realized natural gas prices. The increase in production was a result of our Marcellus Shale drilling program, partially offset by a decrease in production in Oklahoma and west Texas as a result of certain non-core asset dispositions in the fourth quarter of 2013 and lower production in Texas and West Virginia due to normal production declines.

Crude Oil and Condensate Revenues

The increase in crude oil and condensate revenues of $9.6 million is due to higher production associated with our oil-focused drilling program in south Texas, partially offset by lower production associated with certain non-core asset dispositions in Oklahoma in the fourth quarter of 2013 and lower realized crude oil prices.

Gain (Loss) on Derivative Instruments

Effective April 1, 2014, we elected to discontinue hedge accounting on a prospective basis. Subsequent to April 1, 2014, our derivative instruments were accounted for on a mark-to-market basis with changes in fair value recognized currently in operating revenues in the Condensed Consolidated Statement of Operations. Gain (loss) on derivative instruments includes a $15.3 million loss related to the change in fair value of realized cash settlements of derivative instruments previously frozen in accumulated other comprehensive income (loss) and a $12.9 million unrealized mark-to-market gain on our commodity derivative instruments.

Impact of Derivative Instruments on Operating Revenues

The following table reflects the realized and unrealized impact of our derivative instruments:

	Six Months Ended June 30,
(In thousands)	2014	2013
Realized
Natural gas	$(92,877)	$13,056
Crude oil and condensate	(854)	4,136
Gain (loss) on derivative instruments	(15,262)	—
	$(108,993)	$17,192
Unrealized
Gain (loss) on derivative instruments	12,933	—
	$(96,060)	$17,192

Brokered Natural Gas Revenue and Cost

								Price and
	Six Months Ended June 30,				Variance			Volume Variances
	2014		2013		Amount	Percent		(In thousands)
Brokered Natural Gas Sales
Sales price ($/Mcf)		$4.92		$4.00	$0.92	23%		$3,968
Volume brokered (Mmcf)	x	4,328	x	4,781	(453)	(9%	)	(1,812)
Brokered natural gas (In thousands)		$21,293		$19,137				$2,156

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$4.36		$3.16	$1.20	38%		$(5,228)
Volume brokered (Mmcf)	x	4,328	x	4,781	(453)	(9%	)	1,430
Brokered natural gas (In thousands)		$18,891		$15,093				$(3,798)

Brokered natural gas margin (In thousands)		$2,402		$4,044				$(1,642)

The $1.6 million decrease in brokered natural gas margin is a result of an increase in purchase price that outpaced the increase in sales price and lower brokered volumes.

Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2014	2013	Amount	Percent
Operating and Other Expenses
Direct operations	$71,439	$68,475	$2,964	4%
Transportation and gathering	161,741	98,869	62,872	64%
Brokered natural gas	18,891	15,093	3,798	25%
Taxes other than income	25,860	23,051	2,809	12%
Exploration	11,150	8,553	2,597	30%
Depreciation, depletion and amortization	304,981	300,042	4,939	2%
General and administrative	41,763	57,312	(15,549)	(27%	)
Total operating expense	$635,825	$571,395	$64,430	11%

(Earnings) loss on equity method investments	$(756)	$(336)	$420	125%
(Gain) loss on sale of assets	2,781	(180)	(2,961)	(1,645%	)
Interest expense	32,891	33,292	(401)	(1%	)
Income tax expense	146,798	86,856	59,942	69%

Total costs and expenses from operations increased by $64.4 million, or 11%, in the first six months of 2014 compared to the same period of 2013. The primary reasons for this fluctuation are as follows:

•                  Direct operations increased $3.0 million largely due to higher operating costs as a result of higher production and an increase in costs associated with oil processing and related fuel charges as a result of more stringent oil pipeline quality requirements in south Texas. Partially offsetting these increases were lower costs associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013.

•                  Transportation and gathering increased $62.9 million due to higher throughput as a result of higher production, slightly higher transportation rates and the commencement of various transportation and gathering agreements in late 2013 and during the first half of 2014.

•                  Brokered natural gas increased $3.8 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•                  Taxes other than income increased $2.8 million due to $2.6 million higher drilling impact fees associated with our Marcellus Shale drilling activities and $1.6 million higher production taxes. Production taxes increased due to higher oil production in south Texas, offset by lower taxes associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013. These increases are partially offset by a $1.2 million decrease in ad valorem taxes.

•                  Exploration expense increased $2.6 million as a result of higher exploratory dry hole costs of $1.4 million and higher geophysical and geological and other expenses.

•                  Depreciation, depletion and amortization increased $4.9 million, of which $96.3 million was due to higher equivalent production volumes, offset by $86.2 million due to a lower DD&A rate of $1.18 per Mcfe for the first six months of 2014 compared to $1.53 per Mcfe for the first six months of 2013. The lower DD&A rate was primarily due to lower cost of reserve additions associated with our Marcellus drilling program and the impact of the disposition of higher rate fields in Oklahoma and west Texas in the fourth quarter of 2013. In addition, amortization of unproved properties decreased $5.5 million in the first six months in 2014 due to a decrease in amortization rates as a result of favorable results from our drilling program in Pennsylvania.

•                  General and administrative decreased $15.5 million due to lower stock-based compensation expense of $19.3 million associated with the mark-to-market of our liability-based performance awards and our supplemental employee incentive plan due to changes in our stock price during 2014 compared to 2013 and lower professional fees. There were no material increases in general and administrative costs during the period.

Gain (Loss) on Sale of Assets

An aggregate loss of $2.8 million was recognized in the first six months of 2014, primarily due to certain post-closing adjustments related to the sale of our proved oil and gas properties in Oklahoma and the sale of heavy-duty equipment. There were no significant gains or losses on sale of assets recognized in the first six months of 2013.

Interest Expense

Interest expense decreased $0.4 million primarily due to the repayment of $75.0 million of our 7.33% weighted-average fixed rate notes in July 2013 and a slightly lower weighted-average effective interest rate on our revolving credit facility borrowings of approximately 2.2% during the first six months of 2014 compared to approximately 2.3% during the first six months of 2013. These decreases are partially offset by an increase in weighted-average borrowings under our revolving credit facility based on daily balances of approximately $565.2 million during the first six months of 2014 compared to approximately $383.8 million during the first six months of 2013.

Income Tax Expense

Income tax expense increased $59.9 million due to higher pretax income, partially offset by a slightly lower effective tax rate. The effective tax rate for the first six months of 2014 and 2013 was 39.4% and 39.7%, respectively.

Forward-Looking Information

The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including geographic basis differentials) of natural gas and crude oil, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. See “Risk Factors” in Item 1A of the Form 10-K for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.                        Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Our primary market risk is exposure to natural gas and crude oil prices. Realized prices are mainly driven by worldwide prices for crude oil and spot market prices for North American natural gas production. Commodity prices can be volatile and unpredictable.

Derivative Instruments and Risk Management Activities

Our risk management strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets through the use of commodity derivatives. A committee that consists of members of senior management oversees our risk management activities. Our commodity derivatives generally cover a portion of our production and only provides partial price protection by limiting the benefit to us of increases in prices, while protecting us in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of our commodity derivatives. Please read the discussion below as well as Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivative and risk management activities.

Periodically, we enter into commodity derivatives, including collar and swap agreements, to protect against exposure to price declines related to our natural gas and crude oil production. Our credit agreement restricts our ability to enter into commodity derivatives other than to hedge or mitigate risks to which we have actual or projected exposure or as permitted under our risk management policies and not subjecting us to material speculative risks. All of our derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas or crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures.

As of June 30, 2014, we had the following outstanding commodity derivatives:

				Collars				Swaps	Estimated Fair
				Floor		Ceiling			Value Asset
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	(Liability) (In thousands)
Natural gas	169.8	Bcf	Jul. 2014 - Dec. 2014	$3.60-$4.37	$4.13	$4.22-$4.80	$4.51		$(34,607)
Natural gas	53.6	Bcf	Jul. 2014 - Dec. 2014					$4.05	(791)
Crude oil	368.0	Mbbl	Jul. 2014 - Dec. 2014					$97.00	(2,271)
									$(37,669)

Natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

The amounts set forth under the estimated fair value asset (liability) column in the table above represent our total unrealized derivative position at June 30, 2014 and exclude the impact of non-performance risk. Non-performance risk is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.

During the first six months of 2014, natural gas collars with floor prices ranging from $3.60 to $4.37 per Mcf and ceiling prices ranging from $4.22 to $4.80 per Mcf covered 167.0 Bcf, or 70%, of natural gas production at an average price of $4.38 per Mcf. Natural gas swaps covered 46.7 Mcf, or 20% of natural gas production at an average price of $4.08 per Mcf. Crude oil swaps covered 244 Mbbl, or 17% of crude oil production at an average price of $97.00 per Bbl.

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

We use available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,193,000	$1,297,569	$1,147,000	$1,224,273

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

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During the six months ended June 30, 2014, we did not repurchase any shares of our common stock. All purchases executed to date have been through open market transactions. The maximum number of remaining shares that may be purchased under the plan as of June 30, 2014 was 14,371,834.

ITEM 6.                                                Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference in the Current Report on Form 8-K of the Company filed January 21, 2010).

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012).

3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2014.

10.1	2014 Incentive Plan.

10.2	Form of Award Agreements under the 2014 Incentive Plan.

(a) 2014 Form of Non-Employee Director Restricted Stock Unit Award Agreement.

15.1	Awareness letter of PricewaterhouseCoopers LLP.

31.1	302 Certification - Chairman, President and Chief Executive Officer.

31.2	302 Certification — Senior Vice President, Chief Financial Officer and Treasurer.

32.1	906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

July 25, 2014	By:	/S/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 25, 2014	By:	/S/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 25, 2014	By:	/S/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)