Form 10-Q
period 2014-09-30
CABOT OIL & GAS CORP
filed 2014-10-24
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2014, there were 413,019,880 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$309,987	$23,400
Restricted cash	—	28,094
Accounts receivable, net	191,270	222,476
Inventories	13,731	17,468
Deferred income taxes	53,725	81,855
Other current assets	19,233	5,606
Total current assets	587,946	378,899
Properties and equipment, net (Successful efforts method)	5,130,213	4,546,227
Equity method investments	57,495	26,892
Other assets	31,610	29,062
	$5,807,264	$4,981,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$379,787	$288,801
Accrued liabilities	44,843	87,513
Income taxes payable	8,161	31,591
Total current liabilities	432,791	407,905
Postretirement benefits	35,936	33,554
Long-term debt	1,612,000	1,147,000
Deferred income taxes	1,208,036	1,067,912
Asset retirement obligation	114,241	73,853
Other liabilities	37,789	46,254
Total liabilities	3,440,793	2,776,478

Commitments and contingencies

Stockholders’ equity
Common stock:
Authorized — 960,000,000 and 480,000,000 shares of $0.10 par value in 2014 and 2013, respectively
Issued — 422,912,560 and 422,014,681 shares in 2014 and 2013, respectively	42,291	42,201
Additional paid-in capital	713,087	710,940
Retained earnings	1,929,026	1,627,805
Accumulated other comprehensive income (loss)	(19,199)	(8,361)
Less treasury stock, at cost:
9,638,980 and 5,618,166 shares in 2014 and 2013, respectively	(298,734)	(167,983)
Total stockholders’ equity	2,366,471	2,204,602
	$5,807,264	$4,981,080
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
OPERATING REVENUES
Natural gas	$347,970	$341,901	$1,218,540	$1,004,085
Crude oil and condensate	82,563	84,209	228,047	220,090
Gain (loss) on derivative instruments	71,906	—	69,577	—
Brokered natural gas	6,501	7,165	27,794	26,302
Other	3,077	2,575	11,049	8,338
	512,017	435,850	1,555,007	1,258,815
OPERATING EXPENSES
Direct operations	37,802	32,923	109,241	101,398
Transportation and gathering	85,966	60,803	247,707	159,672
Brokered natural gas	5,680	5,913	24,570	21,006
Taxes other than income	10,933	11,532	36,794	34,583
Exploration	8,812	3,891	19,963	12,444
Depreciation, depletion and amortization	154,013	168,980	458,995	469,022
General and administrative	19,579	24,697	61,342	82,009
	322,785	308,739	958,612	880,134
Earnings (loss) on equity method investments	1,063	278	1,819	614
Gain (loss) on sale of assets	46	4,421	(2,735)	4,601
INCOME FROM OPERATIONS	190,341	131,810	595,479	383,896
Interest expense	17,422	16,074	50,312	49,366
Income before income taxes	172,919	115,736	545,167	334,530
Income tax expense	72,131	45,847	218,928	132,703
NET INCOME	$100,788	$69,889	$326,239	$201,827

Earnings per share
Basic	$0.24	$0.17	$0.78	$0.48
Diluted	$0.24	$0.17	$0.78	$0.48

Weighted-average common shares outstanding
Basic	416,173	420,986	416,785	420,664
Diluted	418,093	423,453	418,468	422,824

Dividends per common share	$0.02	$0.02	$0.06	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$100,788	$69,889	$326,239	$201,827

Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled cash flow hedge contracts(1)	12,965	(11,942)	69,337	(22,372)
Changes in fair value of cash flow hedge contracts(2)	—	(1,447)	(80,175)	31,417
Postretirement benefits:
Amortization of net loss(3)	—	70	—	319
Total other comprehensive income (loss)	12,965	(13,319)	(10,838)	9,364

Comprehensive income (loss)	$113,753	$56,570	$315,401	$211,191

(1)
Net of income taxes of $(8,592) and $7,742 for the three months ended September 30, 2014 and 2013, respectively, and $(45,951) and $14,504 for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Net of income taxes of $937 for the three months ended September 30, 2013 and $53,135 and $(20,366) for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Net of income taxes of $(46) and $(206) for the three and nine months ended September 30, 2013, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$326,239	$201,827
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	458,995	469,022
Deferred income tax expense	181,439	107,235
(Gain) loss on sale of assets	2,735	(4,601)
Exploration expense	6,454	807
Unrealized (gain) loss on derivative instruments	(44,766)	—
Amortization of debt issuance costs	3,378	2,767
Stock-based compensation and other	13,304	36,684
Changes in assets and liabilities:
Accounts receivable, net	30,418	(6,321)
Income taxes	(23,430)	(3,639)
Inventories	3,737	(6,665)
Other current assets	(147)	(1,547)
Accounts payable and accrued liabilities	(9,712)	(19,837)
Other assets and liabilities	607	228
Stock-based compensation tax benefit	(6,001)	(9,284)
Net cash provided by operating activities	943,250	766,676

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(964,741)	(843,400)
Acquisitions	(15,826)	(128)
Proceeds from sale of assets	3,913	15,174
Restricted cash	28,094	—
Investment in equity method investments	(28,784)	(8,624)
Net cash used in investing activities	(977,344)	(836,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	1,802,000	585,000
Repayments of debt	(1,337,000)	(510,000)
Treasury stock repurchases	(119,767)	—
Dividends paid	(25,018)	(16,830)
Stock-based compensation tax benefit	6,001	9,284
Capitalized debt issuance costs	(5,626)	—
Other	91	44
Net cash provided by financing activities	320,681	67,498

Net increase (decrease) in cash and cash equivalents	286,587	(2,804)
Cash and cash equivalents, beginning of period	23,400	30,736
Cash and cash equivalents, end of period	$309,987	$27,932
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
With respect to the unaudited financial information of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 24, 2014 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, as a new Sub-topic, Accounting Standards Codification Sub-topic 205.40. The new going concern standard codifies in generally accepted accounting principles (GAAP) management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2014	December 31, 2013
Proved oil and gas properties	$7,405,851	$6,362,570
Unproved oil and gas properties	354,882	375,428
Gathering and pipeline systems	240,705	239,958
Land, buildings and other equipment	105,143	94,243
	8,106,581	7,072,199
Accumulated depreciation, depletion and amortization	(2,976,368)	(2,525,972)
	$5,130,213	$4,546,227
At September 30, 2014, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.
Subsequent Events
Acquisitions
In October 2014, the Company completed the acquisition of certain proved and unproved oil and gas properties in the Eagle Ford Shale in south Texas for approximately $210.0 million. Total cash consideration paid by the Company as of the closing date was approximately $186.2 million, subject to customary post-closing adjustments, which reflects the impact of customary purchase price adjustments and an adjustment for consents that the seller was unable to obtain for certain leaseholds prior to closing.
Divestitures
In October 2014, the Company completed the divestiture of certain proved and unproved oil and gas properties in east Texas to a third party for approximately $44.3 million. Total cash consideration received by the Company as of the closing date was approximately $39.9 million, subject to customary post-closing adjustments, which reflects the impact of customary purchase price adjustments. The net book value associated with the oil and gas properties held for sale as of September 30, 2014 was approximately $21.5 million and is included in properties and equipment, net in the Condensed Consolidated Balance Sheet.
3. Equity Method Investments
During the nine months ended September 30, 2014, the Company made contributions of approximately $28.8 million to its equity method investments ($26.6 million to Constitution Pipeline Company, LLC and $2.2 million to Meade Pipeline Co LLC (Meade)).
For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Meade Pipeline Co LLC
In February 2014, the Company acquired a 20% equity interest in Meade. Meade was formed to participate in the development and construction of a 177-mile pipeline (Central Penn Line) that will transport natural gas from Susquehanna County, Pennsylvania to an interconnect with Transcontinental Gas Pipe Line Company, LLC’s (Transco) mainline in Lancaster County, Pennsylvania. The new pipeline will be constructed and operated by Transco and will be owned by Transco and Meade in proportion to their respective ownership percentages of approximately 61% and 39%, respectively. Under the terms of the Meade LLC agreement, the Company agreed to invest its proportionate share of Meade’s anticipated costs associated with the new pipeline of $149 million, which is expected to occur over the next three to four years. The expected in-service date for the new pipeline is scheduled for the second half of 2017.

4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Long-Term Debt
7.33% weighted-average fixed rate notes	$20,000	$20,000
6.51% weighted-average fixed rate notes	425,000	425,000
9.78% notes	67,000	67,000
5.58% weighted-average fixed rate notes	175,000	175,000
3.65% weighted-average fixed rate notes	925,000	—
Revolving credit facility	—	460,000
	$1,612,000	$1,147,000
Effective April 15, 2014, the lenders under the Company’s revolving credit facility approved an increase in the Company’s borrowing base from $2.3 billion to $3.1 billion as part of the annual redetermination under the terms of the revolving credit facility agreement. The commitments under the revolving credit facility remain unchanged at $1.4 billion. At September 30, 2014, the Company had no borrowings outstanding under its revolving credit facility and had $1.4 billion available for future borrowings. The Company’s weighted-average effective interest rate for the three months ended September 30, 2014 and 2013 was approximately 2.2% and for the nine months ended September 30, 2014 and 2013 was approximately 2.2% and 2.3%, respectively.
The Company was in compliance with all restrictive financial covenants for both the revolving credit facility and fixed rate notes as of September 30, 2014.
3.65% Weighted-Average Fixed Rate Notes
In September 2014, the Company issued $925 million principal amount of senior unsecured fixed-rate notes to a group of 24 investors in a private placement. The notes have bullet maturities and were issued in three separate tranches as follows:

	Principal	Term	Maturity Date	Coupon
Tranche 1	$100,000,000	7 years	September 2021	3.24%
Tranche 2	$575,000,000	10 years	September 2024	3.67%
Tranche 3	$250,000,000	12 years	September 2026	3.77%
Interest on each series of the 3.65% weighted‑average fixed rate notes is payable semi‑annually. The Company may prepay all or any portion of the notes of each series on any date at a price equal to the principal amount thereof plus accrued and unpaid interest plus a make‑whole premium. The notes contain restrictions on the merger of the Company or any subsidiary with a third party other than under certain limited conditions. There are also various other restrictive covenants customarily found in such debt instruments. Those covenants include a required asset coverage ratio (present value of proved reserves to debt and other liabilities) of at least 1.75 to 1.0 and a minimum annual coverage ratio of operating cash flow to interest expense for the trailing four quarters of 2.8 to 1.0. The notes are also subject to customary events of default.
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
As a result of discontinuing hedge accounting, the unrealized loss included in accumulated other comprehensive income (loss) as of April 1, 2014 of $73.4 million ($44.2 million net of tax) was frozen and will be reclassified into natural gas and crude oil and condensate revenues in the Condensed Consolidated Statement of Operations in future periods as the underlying hedge transactions occur. Through September 30, 2014, the Company has reclassified after-tax losses of $26.8 million that were previously frozen in accumulated other comprehensive income (loss) to natural gas and crude oil and condensate revenues in the Condensed Consolidated Statement of Operations. As of September 30, 2014, the Company expects to reclassify $17.4 million in after-tax losses associated with its commodity derivatives from accumulated other comprehensive income (loss) to natural gas and crude oil and condensate revenues in the Condensed Consolidated Statement of Operations over the next three months.
As of September 30, 2014, the Company had the following outstanding commodity derivatives:

				Collars				Swaps
				Floor		Ceiling
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average
Natural gas	84.9	Bcf	Oct. 2014 - Dec. 2014	$3.60-$4.37	$4.13	$4.22-$4.80	$4.51
Natural gas	26.8	Bcf	Oct. 2014 - Dec. 2014					$4.05
Natural gas	35.5	Bcf	Jan. 2015 - Dec. 2015	—	$3.86	$4.36-$4.43	$4.40
Natural gas	35.5	Bcf	Jan. 2015 - Dec. 2015					$4.12
Crude oil	184.0	Mbbl	Oct. 2014 - Dec. 2014					$97.00
Natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives Designated as Hedges
Commodity contracts	Other current assets	$—	$3,019	$—	$—
Commodity contracts	Accrued liabilities	—	—	—	13,912
Derivatives Not Designated as Hedges
Commodity contracts	Other current assets	16,503	—	—	—
Commodity contracts	Accrued liabilities	—	—	102	—
Commodity contracts	Other liabilities	—	—	549	—
		$16,503	$3,019	$651	$13,912

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	September 30, 2014	December 31, 2013
Derivative Assets
Gross amounts of recognized assets	$19,445	$13,792
Gross amounts offset in the statement of financial position	(2,942)	(10,773)
Net amounts of assets presented in the statement of financial position	16,503	3,019
Gross amounts of financial instruments not offset in the statement of financial position	238	373
Net amount	$16,741	$3,392

Derivative Liabilities
Gross amounts of recognized liabilities	$3,593	$24,685
Gross amounts offset in the statement of financial position	(2,942)	(10,773)
Net amounts of liabilities presented in the statement of financial position	651	13,912
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$651	$13,912
Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The amount of gain (loss) recognized in accumulated other comprehensive income (loss) on derivatives (effective portion) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Commodity contracts	$—	$(2,384)	$(133,310)	$51,783
The amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014 (1)	2013	2014 (1)	2013
Natural gas revenues	$(21,427)	$20,766	$(114,304)	$33,822
Crude oil and condensate revenues	(130)	(1,082)	(984)	3,054
	$(21,557)	$19,684	$(115,288)	$36,876

(1)
The Company ceased hedge accounting effective April 1, 2014. For the three and nine months ended September 30, 2014, a loss of approximately $21.6 million and $44.5 million, respectively, were reclassified into income. These amounts were previously frozen in accumulated other comprehensive income (loss).

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
The amount of gain (loss) recognized in the Condensed Consolidated Statement of Operations on derivative instruments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Derivatives Designated as Hedges
Realized
Natural gas	$—	$20,766	$(70,557)	$33,822
Crude oil and condensate	—	(1,082)	(218)	3,054
	$—	$19,684	$(70,775)	$36,876
Derivatives Not Designated as Hedges
Realized
Natural gas	$(21,427)	$—	$(43,747)	$—
Crude oil and condensate	(130)	—	(766)	—
Gain (loss) on derivative instruments	40,073	—	24,811	—
Unrealized
Gain (loss) on derivative instruments	31,833	—	44,766	—
	$50,349	$—	$25,064	$—

	$50,349	$19,684	$(45,711)	$36,876
For the three and nine months ended September 30, 2014 and 2013, respectively, there was no ineffectiveness recorded in the Condensed Consolidated Statement of Operations related to derivative instruments designated as hedges.
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
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties and other assets, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were impaired as of September 30, 2014 and 2013 and no other assets or liabilities were required to be recognized at fair value on a non-recurring basis, additional disclosures were not provided.
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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2014
Assets
Deferred compensation plan	$12,815	$—	$—	$12,815
Derivative contracts	—	1,578	17,867	19,445
Total assets	$12,815	$1,578	$17,867	$32,260
Liabilities
Deferred compensation plan	$30,277	$—	$—	$30,277
Derivative contracts	—	1,216	2,377	3,593
Total liabilities	$30,277	$1,216	$2,377	$33,870

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Deferred compensation plan	$12,507	$—	$—	$12,507
Derivative contracts	—	—	13,792	13,792
Total assets	$12,507	$—	$13,792	$26,299
Liabilities
Deferred compensation plan	$33,211	$—	$—	$33,211
Derivative contracts	—	6,983	17,702	24,685
Total liabilities	$33,211	$6,983	$17,702	$57,896
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

The following table sets forth a reconciliation of changes in the fair value of net financial assets (liabilities) classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Balance at beginning of period	$(3,910)	$41,159
Total gains (losses) (realized or unrealized):
Realized and unrealized gains (losses) included in earnings	(33,804)	33,822
Included in other comprehensive income	(21,068)	24,287
Settlements	74,271	(33,822)
Transfers in and/or out of level 3	—	—
Balance at end of period	$15,489	$65,446

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$40,467	$—
There were no transfers between Level 1 and Level 2 measurements for the three and nine months ended September 30, 2014 and 2013.
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
The carrying amounts and fair values of long-term debt are as follows:

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,612,000	$1,697,654	$1,147,000	$1,224,273
7. Asset Retirement Obligation
Activity related to the Company’s asset retirement obligation is as follows:

(In thousands)	Nine Months Ended September 30, 2014
Balance at beginning of period	$75,853
Liabilities incurred	4,360
Liabilities settled	(411)
Liabilities divested	(899)
Change in estimate	33,810
Accretion expense	3,528
Balance at end of period	$116,241

The change in estimate during 2014 is attributable to an increase in costs of materials and services. The increase in cost of materials and services is primarily due to more rigorous plugging and abandonment techniques associated with the Company's horizontal wells in certain areas of its operations and the lack of availability of service providers in areas with minimal activity.
As of both September 30, 2014 and December 31, 2013, approximately $2.0 million is included in accrued liabilities in the Condensed Consolidated Balance Sheet, which represents the current portion of the Company’s asset retirement obligation.
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
Transportation and Gathering Agreements
During the first nine months of 2014, the Company entered into or amended certain natural gas transportation agreements associated with the Company’s production in Pennsylvania. These agreements increased the Company’s future aggregate obligations under its transportation commitments by approximately $230.5 million over the next 13 years compared to those amounts disclosed in Note 9 in the Notes to Consolidated Financial Statements included in the Form 10-K.
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
9. Postretirement Benefits
The components of net periodic benefit costs, included in general and administrative expense in the Condensed Consolidated Statement of Operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$456	$455	$1,368	$1,285
Interest cost	407	355	1,221	1,145
Amortization of net loss	—	116	—	525
	$863	$926	$2,589	$2,955
The guidance for retirement benefits provides that the net actuarial loss is not amortized if it is less than 10% of the postretirement obligation. Accordingly, the Company does not expect to amortize its net actuarial loss from accumulated other comprehensive income (loss) during 2014.

10. Stock-based Compensation
General
Stock-based compensation expense during the first nine months of 2014 and 2013 was $15.1 million and $41.0 million, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations. Stock-based compensation expense in the third quarter of 2014 and 2013 was $5.7 million and $12.2 million, respectively.
During the first nine months of 2014 and 2013, the Company realized a $6.0 million and $9.3 million tax benefit, respectively, related to the federal tax deduction in excess of book compensation cost for employee stock-based compensation. The Company is able to recognize this tax benefit only to the extent it reduces the Company’s income taxes payable.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Awards
During the first nine months of 2014, 46,000 restricted stock awards were granted to employees with a weighted-average grant date per share value of $34.96. The fair value of restricted stock grants is based on the average of the high and low stock price on the grant date. The Company used an annual forfeiture rate assumption of 5.0% for purposes of recognizing stock-based compensation expense for restricted stock awards.
Restricted Stock Units
During the first nine months of 2014, 35,870 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date per unit value of $38.73. The fair value of these units is measured based on the average of the high and low stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
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
Employee Performance Share Awards. During the first nine months of 2014, 241,130 Employee Performance Share Awards were granted at a grant date per share value of $39.43. The performance metrics are set by the Company’s Compensation Committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company’s probability assessment at September 30, 2014, it is considered probable that the criteria for these awards will be met.
Hybrid Performance Share Awards. During the first nine months of 2014, 123,257 Hybrid Performance Share Awards were granted at a grant date per share value of $39.43. The 2014 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s Compensation Committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company’s probability assessment at September 30, 2014, it is considered probable that the criteria for these awards will be met.
Performance Share Awards Based on Market Conditions
These awards have both an equity and liability component, with the right to receive up to the first 100% of the award in shares of common stock and the right to receive up to an additional 100% of the value of the award in excess of the equity component in cash. The Company calculates the fair value of these awards using a Monte Carlo simulation model. The equity component of these awards is valued on the grant date and is not marked to market, while the liability component of the awards is valued as of the end of each reporting period on a mark-to-market basis.

TSR Performance Share Awards.  During the first nine months of 2014, 184,885 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against fourteen other companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 20, 2014) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	September 30, 2014
Fair value per performance share award	$32.04	$7.19 - $25.22
Assumptions:
Stock price volatility	41.3%	27.5% - 120.4%
Risk free rate of return	0.7%	0.02% - 0.7%
Expected dividend yield	0.2%	0.2%
Supplemental Employee Incentive Plan
The Company recognized stock-based compensation expense of $0.2 million and $4.1 million for the three months ended September 30, 2014 and 2013, respectively, and $3.3 million and $9.2 million for the nine months ended September 30, 2014 and 2013, respectively, related to the Company’s Supplemental Employee Incentive Plans, which is included in general and administrative expense in the Condensed Consolidated Statement of Operations. In August 2014, the Company paid $13.0 million associated with amounts that were previously deferred in accordance with the Company’s Supplemental Employee Incentive Plan III. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for additional information on the provisions of the Plan.
The following assumptions were used to determine the period-end fair value of the Supplemental Employee Incentive Plan IV liability using a Monte Carlo model:

September 30, 2014
Stock price volatility	33.9%
Risk free rate of return	1.0%
Annual salary increase rate	4.0%
Annual turnover rate	4.6%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Weighted-average shares - basic	416,173	420,986	416,785	420,664
Dilution effect of stock appreciation rights and stock awards at end of period	1,920	2,467	1,683	2,160
Weighted-average shares - diluted	418,093	423,453	418,468	422,824

Weighted-average stock awards and shares excluded from diluted earnings per share due to the anti-dilutive effect	—	1	461	3

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(In thousands)	Net Gain (Loss) on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2013	$(6,551)	$(1,810)	$(8,361)
Other comprehensive income before reclassifications	(80,175)	—	(80,175)
Amounts reclassified from accumulated other comprehensive income	69,337	—	69,337
Net current-period other comprehensive income	(10,838)	—	(10,838)
Balance at September 30, 2014	$(17,389)	$(1,810)	$(19,199)
Amounts reclassified from accumulated other comprehensive income (loss) into the Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Condensed
(In thousands)	2014	2013	2014	2013	Consolidated Statement of Operations
Net gain (loss) on cash flow hedges
Commodity contracts	$(21,427)	$20,766	$(114,304)	$33,822	Natural gas revenues
Commodity contracts	(130)	(1,082)	(984)	3,054	Crude oil and condensate revenues

Postretirement benefits
Amortization of net loss	—	(116)	—	(525)	General and administrative expense
	(21,557)	19,568	(115,288)	36,351	Total before tax
	8,592	(7,696)	45,951	(14,298)	Tax benefit (expense)
Total reclassifications for the period	$(12,965)	$11,872	$(69,337)	$22,053	Net of tax

13. ADDITIONAL BALANCE SHEET INFORMATION
Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2014	December 31, 2013
Accounts receivable, net
Trade accounts	$190,328	$215,361
Joint interest billing	1,493	7,261
Income taxes receivable	—	922
Other accounts	439	746
	192,260	224,290
Allowance for doubtful accounts	(990)	(1,814)
	$191,270	$222,476

Inventories
Natural gas in storage	$3,596	$9,056
Tubular goods and well equipment	10,080	8,396
Other accounts	55	16
	$13,731	$17,468

Other current assets
Prepaid balances and other	$2,730	$2,587
Derivative instruments	16,503	3,019
	$19,233	$5,606

Other assets
Deferred compensation plan	$12,815	$12,507
Debt issuance cost	18,725	16,476
Other accounts	70	79
	$31,610	$29,062

Accounts payable
Trade accounts	$53,938	$26,023
Natural gas purchases	6,813	2,052
Royalty and other owners	102,933	79,150
Accrued capital costs	185,525	146,899
Taxes other than income	12,906	13,677
Drilling advances	89	14,093
Other accounts	17,583	6,907
	$379,787	$288,801

Accrued liabilities
Employee benefits	$18,798	$43,599
Taxes other than income	10,459	6,894
Interest payable	12,833	20,211
Derivative instruments	102	13,912
Other accounts	2,651	2,897
	$44,843	$87,513

Other liabilities
Deferred compensation plan	$30,277	$33,211
Derivative instruments	549	—
Other accounts	6,963	13,043
	$37,789	$46,254

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
Treasury Stock
In August 1998, the Board of Directors authorized a share repurchase program under which the Company may purchase shares of common stock in the open market or in negotiated transactions. The timing and amount of any stock purchases are determined at the discretion of management. The Company may use the repurchased shares to fund stock compensation programs currently in existence, or for other corporate purposes. All purchases executed to date have been through open market transactions. There is no expiration date associated with the authorization to repurchase common stock of the Company.
During the first nine months of 2014, the Company repurchased 4.0 million shares for a total cost of $130.8 million. Since the authorization date, the Company has repurchased 29.6 million shares of the 40.0 million total shares authorized for a total cost of approximately $380.3 million, of which 20.0 million shares have been retired. No treasury shares have been delivered or sold by the Company subsequent to the repurchase. As of September 30, 2014, 9.6 million shares were held as treasury stock.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cabot Oil & Gas Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of operations and of comprehensive income for the three and nine month periods ended September 30, 2014 and 2013 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.
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
October 24, 2014

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and nine month periods ended September 30, 2014 and 2013 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2013 (Form 10-K).
Overview
On an equivalent basis, our production for the nine months ended September 30, 2014 increased by 30% compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we produced 379.9 Bcfe, or 1.4 Bcfe per day, compared to 291.7 Bcfe, or 1.1 Bcfe per day, for the nine months ended September 30, 2013. Natural gas production increased by 86.7 Bcf, or 31%, to 364.3 Bcf for the first nine months of 2014 compared to 277.5 Bcf for the first nine months of 2013. This increase was primarily the result of higher production in the Marcellus Shale associated with our drilling program. Partially offsetting the production increase in the Marcellus Shale were decreases in production in west Texas and Oklahoma due to certain non-core asset dispositions in the fourth quarter of 2013 and normal production declines in Texas and West Virginia. Crude oil/condensate/NGL production increased by 0.2 MMbbls, or 10%, to 2.6 MMbbls in the first nine months of 2014 from 2.4 MMbbls in the first nine months of 2013. This increase was due to higher production resulting from our oil-focused drilling program in south Texas, partially offset by lower production associated with certain non-core asset dispositions in Oklahoma in the fourth quarter of 2013.
Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Our average realized natural gas price for the first nine months of 2014 was $3.41 per Mcf, 6% lower than the $3.62 per Mcf realized in the first nine months of 2013. Our average realized crude oil price for the first nine months of 2014 was $97.05 per Bbl, 6% lower than the $103.07 per Bbl realized in the first nine months of 2013. These realized prices include realized gains and losses resulting from commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below.
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
During the first nine months of 2014, we drilled 125 gross wells (108.5 net) with a success rate of 99% compared to 134 gross wells (110.7 net) with a success rate of 98% for the comparable period of the prior year. Our total capital and exploration expenditures were $1,029.8 million for the nine months ended September 30, 2014 compared to $867.4 million for the nine months ended September 30, 2013. The increase in capital spending was the result of our Marcellus Shale horizontal drilling program in northeast Pennsylvania and our drilling program in the Eagle Ford Shale in south Texas. We allocate our planned program for capital and exploration expenditures among our various operating areas based on return expectations, availability of services and human resources. Our 2014 capital program includes $1.45 billion to $1.55 billion in capital and exploration expenditures (excluding the south Texas acquisition discussed below) and approximately $36.2 million in expected contributions to our equity method investments and is expected to be funded by operating cash flow, existing cash and, if required, borrowings under our revolving credit facility. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.

Acquisitions and Divestitures
In October 2014, we completed the acquisition of certain proved and unproved oil and gas properties in south Texas for approximately $210.0 million. Total cash consideration paid as of the closing date was approximately $186.2 million, subject to customary post-closing adjustments, which reflects the impact of customary purchase price adjustments and an adjustment for consents that the seller was unable to obtain for certain leaseholds prior to closing. The acquisition was funded with proceeds from the private placement of senior unsecured fixed rate notes completed in September 2014.
In October 2014, we completed the divestiture of certain proved and unproved oil and gas properties in east Texas to a third party for approximately $44.3 million. Total cash consideration received by the Company as of the closing date was approximately $39.9 million, subject to customary post-closing adjustments, which reflects the impact of customary purchase price adjustments.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the nine months ended September 30, 2014 were from funds generated from the sale of natural gas and crude oil production and the issuance of fixed-rate notes. These cash flows were primarily used to fund our capital and exploration expenditures, repayment of borrowings under our revolving credit facility, share repurchases and payment of dividends. See below for additional discussion and analysis of cash flow.
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

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows provided by operating activities	$943,250	$766,676
Cash flows used in investing activities	(977,344)	(836,978)
Cash flows provided by financing activities	320,681	67,498
Net increase (decrease) in cash and cash equivalents	$286,587	$(2,804)
Operating Activities.  Net cash provided by operating activities in the first nine months of 2014 increased by $176.6 million over the first nine months of 2013. This increase was primarily due to higher operating revenues partially offset by higher operating expenses (excluding non-cash expenses) and an increase in working capital and other assets and liabilities. The increase in operating revenues was primarily due to an increase in equivalent production, partially offset by the decrease in realized natural gas and crude oil prices. Equivalent production volumes increased by 30% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to higher natural gas production. Average realized natural gas prices decreased by 6% and average realized crude oil prices decreased by 6% for the first nine months of 2014 compared to the first nine months of 2013.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.

Investing Activities. Cash flows used in investing activities increased by $140.4 million for the first nine months of 2014 compared to the first nine months of 2013. The increase was due to $121.3 million of higher capital expenditures, a $20.2 million increase in capital contributions associated with our equity method investments, a $15.7 million increase in acquisition expenditures related to the deposit paid associated with the acquisition of south Texas assets that closed in October 2014 and a decrease of $11.3 million in proceeds from sale of assets. Partially offsetting the increases was a $28.1 million decrease in restricted cash related to the release of funds by our qualified intermediary due to a lapse in the statutory holding period and the funding of oil and gas lease acquisitions during the first nine months of 2014 associated with like-kind exchange transactions pursuant to Section 1031 of the Internal Revenue Code.
Financing Activities. Cash flows provided by financing activities increased by $253.2 million for the first nine months of 2014 compared to the first nine months of 2013. This increase was primarily due to $390.0 million of higher net borrowings, partially offset by an increase in share repurchases of $119.8 million, an $8.2 million increase in dividend payments, an increase of $5.6 million associated with capitalized debt issuance costs and a decrease of $3.3 million in tax benefits associated with our stock-based compensation.
In September 2014, we completed a private placement of $925 million aggregate principal amount of senior unsecured fixed rate notes with a weighted-average interest rate of 3.65%, consisting of amounts due in 2021, 2024 and 2026.
Effective April 15, 2014, the lenders under our revolving credit facility approved an increase in our borrowing base from $2.3 billion to $3.1 billion as part of the annual redetermination under the terms of the revolving credit facility agreement. The commitments under the revolving credit facility remain unchanged at $1.4 billion. At September 30, 2014, we had no borrowings outstanding and had $1.4 billion available for future borrowings under our revolving credit facility.
See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further details regarding our long-term debt.
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
Capitalization
Information about our capitalization is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Debt (1)	$1,612,000	$1,147,000
Stockholders' equity	2,366,471	2,204,602
Total capitalization	$3,978,471	$3,351,602
Debt to capitalization	41%	34%
Cash and cash equivalents	$309,987	$23,400

(1)
Includes $460.0 million of borrowings outstanding under our revolving credit facility at December 31, 2013. At September 30, 2014, there were no borrowings outstanding under our revolving credit facility.

During the nine months ended September 30, 2014, we repurchased 4.0 million shares for a total cost of $130.8 million. We also paid dividends of $25.0 million ($0.06 per share) on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital and exploration expenditures, excluding any significant property acquisitions, with cash generated from operations and, when necessary, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Capital expenditures
Drilling and facilities	$936,887	$793,601
Leasehold acquisitions	43,582	55,023
Property acquisitions	15,826	128
Pipeline and gathering	723	579
Other	12,797	5,584
	1,009,815	854,915
Exploration expense	19,963	12,444
Total	$1,029,778	$867,359

For the full year of 2014, we plan to drill approximately 180 to 190 gross wells (165 to 175 net). In 2014, we plan to spend between $1.45 billion to $1.55 billion in total capital and exploration expenditures (excluding property acquisition costs, as discussed in Note 2 to the Condensed Consolidated Financial Statements). See “Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.
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
Accounting for Derivative Instruments and Hedging Activities
Through March 31, 2014, we elected to designate our commodity derivatives as cash flow hedges for accounting purposes. Effective April 1, 2014, we elected to discontinue hedge accounting for our commodity derivatives on a prospective basis. Accordingly, the change in the fair value of derivatives designated as hedges that were effective was recorded to accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheet. The ineffective portion of the change in the fair value of derivatives designated as hedges and the change in fair value and realized cash settlements of derivatives not designated as hedges are recorded as a component of operating revenues in gain (loss) on derivative instruments in the Condensed Consolidated Statement of Operations.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, as a new Sub-topic, Accounting Standards Codification Sub-topic 205.40. The new going concern standard codifies in generally accepted accounting principles (GAAP) management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for interim and annual periods beginning on or after December 15, 2016 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.
Results of Operations
Third Quarters of 2014 and 2013 Compared
We reported net income in the third quarter of 2014 of $100.8 million, or $0.24 per share, compared to $69.9 million, or $0.17 per share, in the third quarter of 2013. The increase in net income was due to an increase in operating revenues, partially offset by higher operating expenses and income taxes.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in realized commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended September 30,		Variance
Revenue Variances (In thousands)	2014	2013	Amount	Percent
Natural gas	$347,970	$341,901	$6,069	2%
Crude oil and condensate	82,563	84,209	(1,646)	(2)%
Gain (loss) on derivative instruments	71,906	—	71,906	100%
Brokered natural gas	6,501	7,165	(664)	(9)%
Other	3,077	2,575	502	19%
	$512,017	$435,850	$76,167	17%

	Three Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2014	2013	Amount	Percent
Price Variances
Natural gas (1)	$2.75	$3.36	$(0.61)	(18)%	$(77,780)
Crude oil and condensate (2)	$94.68	$103.76	$(9.08)	(9)%	(7,912)
Total					$(85,692)
Volume Variances
Natural gas (Bcf)	126.7	101.7	25.0	25%	$83,849
Crude oil and condensate (Mbbl)	872	812	60	7%	6,266
Total					$90,115

(1)	These prices include the realized impact of cash flow hedge settlements, which decreased the price by $0.17 per Mcf in 2014 and increased the price by $0.20 per Mcf in 2013.

(2)	These prices include the realized impact of cash flow hedge settlements, which decreased the price by $0.15 per Bbl and $1.33 per Bbl in 2014 and 2013, respectively.
Natural Gas Revenues
The increase in natural gas revenues of $6.1 million is due to higher production, offset by lower natural gas prices. The increase in production was a result of our Marcellus Shale drilling program, partially offset by a decrease in production in Oklahoma and west Texas as a result of certain non-core asset dispositions in the fourth quarter of 2013 and lower production in Texas and West Virginia due to normal production declines.

Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $1.6 million is due to lower crude oil prices, offset by higher production. The increase in production was a result of our oil-focused drilling program in south Texas, partially offset by lower production associated with certain non-core asset dispositions in Oklahoma in the fourth quarter of 2013.
Gain (Loss) on Derivative Instruments
Effective April 1, 2014, we elected to discontinue hedge accounting on a prospective basis. Subsequent to April 1, 2014, our derivative instruments were accounted for on a mark-to-market basis with changes in fair value recognized currently in operating revenues in the Condensed Consolidated Statement of Operations. Gain (loss) on derivative instruments includes a $40.1 million gain related to the change in fair value of realized cash settlements of derivative instruments previously frozen in accumulated other comprehensive income (loss) and a $31.8 million unrealized mark-to-market gain on our commodity derivative instruments.
Impact of Derivative Instruments on Operating Revenues
The following table reflects the realized and unrealized impact of our derivative instruments:

	Three Months Ended September 30,
(In thousands)	2014	2013
Realized
Natural gas	$(21,427)	$20,766
Crude oil and condensate	(130)	(1,082)
Gain (loss) on derivative instruments	40,073	—
	$18,516	$19,684
Unrealized
Gain (loss) on derivative instruments	31,833	—
	$50,349	$19,684
Brokered Natural Gas Revenue and Cost

	Three Months Ended September 30,				Variance		Price and Volume Variances (In thousands)
	2014		2013		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$4.31		$4.22	$0.09	2%	$136
Volume brokered (Mmcf)	x	1,508	x	1,697	(189)	(11)%	(800)
Brokered natural gas (In thousands)		$6,501		$7,165			$(664)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$3.77		$3.48	$0.29	8%	$(441)
Volume brokered (Mmcf)	x	1,508	x	1,697	(189)	(11)%	674
Brokered natural gas (In thousands)		$5,680		$5,913			$233

Brokered natural gas margin (In thousands)		$821		$1,252			$(431)
The $0.4 million decrease in brokered natural gas margin is a result of lower brokered volumes partially offset by an increase in purchase price that outpaced the increase in sales price.

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2014	2013	Amount	Percent
Operating and Other Expenses
Direct operations	$37,802	$32,923	$4,879	15%
Transportation and gathering	85,966	60,803	25,163	41%
Brokered natural gas	5,680	5,913	(233)	(4)%
Taxes other than income	10,933	11,532	(599)	(5)%
Exploration	8,812	3,891	4,921	126%
Depreciation, depletion and amortization	154,013	168,980	(14,967)	(9)%
General and administrative	19,579	24,697	(5,118)	(21)%
Total operating expense	$322,785	$308,739	$14,046	5%

Earnings (loss) on equity method investments	$1,063	$278	$785	282%
Gain (loss) on sale of assets	46	4,421	(4,375)	(99)%
Interest expense	17,422	16,074	1,348	8%
Income tax expense	72,131	45,847	26,284	57%
Total costs and expenses from operations increased by $14.0 million, or 5%, in the third quarter of 2014 compared to the same period of 2013. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $4.9 million largely due to higher operating costs as a result of higher production, an increase in disposal and recycling costs related to our Marcellus Shale operations and costs associated with oil processing and related fuel charges as a result of more stringent oil pipeline quality requirements in south Texas. Partially offsetting these increases were lower costs associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013.

•
Transportation and gathering increased $25.2 million due to higher throughput as a result of higher production, slightly higher transportation rates and the commencement of various transportation and gathering agreements in late 2013 and during the first nine months of 2014.

•	Brokered natural gas decreased $0.2 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•
Taxes other than income decreased $0.6 million due to $0.4 million lower ad valorem and production taxes associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013.

•	Exploration expense increased $4.9 million as a result of higher exploratory dry hole costs of $4.4 million and higher geophysical and geological and other expenses.

•
Depreciation, depletion and amortization decreased $15.0 million, as the $36.3 million increase due to higher equivalent production volumes was more than offset by $40.5 million due to a lower DD&A rate of $1.13 per Mcfe for the third quarter of 2014 compared to $1.43 per Mcfe for the third quarter of 2013. The lower DD&A rate was primarily due to lower costs of reserve additions associated with our Marcellus drilling program and the impact of the disposition of higher rate fields in Oklahoma and west Texas in the fourth quarter of 2013. In addition, amortization of unproved properties decreased $11.4 million in the third quarter of 2014 due to a decrease in amortization rates as a result of favorable results from our drilling program in Pennsylvania.

•
General and administrative decreased $5.1 million due to lower stock-based compensation expense of $6.6 million associated with the mark-to-market of our liability-based performance awards and our supplemental employee incentive plan due to changes in our stock price during 2014 compared to 2013, partially offset by increases in other expenses that were not individually significant.

Gain (Loss) on Sale of Assets
An aggregate gain of $4.4 million was recognized in the third quarter of 2013 due to the sale of certain of our proved oil and gas properties in Oklahoma. There were no significant gains or losses on the sale of assets in the third quarter of 2014.
Interest Expense
Interest expense increased $1.3 million primarily due to interest expense associated with our private placement in September 2014 of $925 million aggregate principal amount of senior unsecured fixed rate notes with a weighted-average interest rate of 3.65%.
Income Tax Expense
Income tax expense increased $26.3 million due to higher pretax income and a slightly higher effective tax rate. The effective tax rate for the third quarter of 2014 and 2013 was 41.7% and 39.6%, respectively. The increase in the effective tax rate was due to changes in permanent taxable items, as well as an increased blended state effective tax rate.
First Nine Months of 2014 and 2013 Compared
We reported net income in the first nine months of 2014 of $326.2 million, or $0.78 per share, compared to $201.8 million, or $0.48 per share, in the first nine months of 2013. The increase in net income was due to an increase in operating revenues, partially offset by higher operating expenses and income taxes.
Revenue, Price and Volume Variances
Below is a discussion of revenue, price and volume variances.

	Nine Months Ended September 30,		Variance
Revenue Variances (In thousands)	2014	2013	Amount	Percent
Natural gas	$1,218,540	$1,004,085	$214,455	21%
Crude oil and condensate	228,047	220,090	7,957	4%
Gain (loss) on derivative instruments	69,577	—	69,577	100%
Brokered natural gas	27,794	26,302	1,492	6%
Other	11,049	8,338	2,711	33%
	$1,555,007	$1,258,815	$296,192	24%

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2014	2013	Amount	Percent
Price Variances
Natural gas (1)	$3.35	$3.62	$(0.27)	(8)%	$(99,260)
Crude oil and condensate (2)	$97.21	$103.07	$(5.86)	(6)%	(13,756)
Total					$(113,016)
Volume Variances
Natural gas (Bcf)	364.3	277.5	86.8	31%	$313,715
Crude oil and condensate (Mbbl)	2,346	2,135	211	10%	21,713
Total					$335,428

(1)	These prices include the realized impact of cash flow hedge settlements, which decreased the price by $0.31 per Mcf in 2014 and increased the price by $0.12 per Mcf in 2013.

(2)	These prices include the realized impact of cash flow hedge settlements, which decreased the price by $0.42 per Bbl in 2014 and increased the price by $1.43 per Bbl in 2013.

Natural Gas Revenues
The increase in natural gas revenues of $214.5 million is due to higher production, partially offset by lower natural gas prices. The increase in production was a result of our Marcellus Shale drilling program, partially offset by a decrease in production in Oklahoma and west Texas as a result of certain non-core asset dispositions in the fourth quarter of 2013 and lower production in Texas and West Virginia due to normal production declines.
Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $8.0 million is due to higher production associated with our oil-focused drilling program in south Texas, partially offset by lower production associated with certain non-core asset dispositions in Oklahoma in the fourth quarter of 2013 and lower crude oil prices.
Gain (Loss) on Derivative Instruments
Effective April 1, 2014, we elected to discontinue hedge accounting on a prospective basis. Subsequent to April 1, 2014, our derivative instruments were accounted for on a mark-to-market basis with changes in fair value recognized currently in operating revenues in the Condensed Consolidated Statement of Operations. Gain (loss) on derivative instruments includes a $24.8 million gain related to the change in fair value of realized cash settlements of derivative instruments previously frozen in accumulated other comprehensive income (loss) and a $44.8 million unrealized mark-to-market gain on our commodity derivative instruments.
Impact of Derivative Instruments on Operating Revenues
The following table reflects the realized and unrealized impact of our derivative instruments:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Realized
Natural gas	$(114,304)	$33,822
Crude oil and condensate	(984)	3,054
Gain (loss) on derivative instruments	24,811	—
	$(90,477)	$36,876
Unrealized
Gain (loss) on derivative instruments	44,766	—
	$(45,711)	$36,876

Brokered Natural Gas Revenue and Cost

	Nine Months Ended September 30,				Variance		Price and Volume Variances (In thousands)
	2014		2013		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$4.76		$4.06	$0.70	17%	$4,085
Volume brokered (Mmcf)	x	5,835	x	6,478	(643)	(10)%	(2,593)
Brokered natural gas (In thousands)		$27,794		$26,302			$1,492

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$4.21		$3.24	$0.97	30%	$(5,649)
Volume brokered (Mmcf)	x	5,835	x	6,478	(643)	(10)%	2,085
Brokered natural gas (In thousands)		$24,570		$21,006			$(3,564)

Brokered natural gas margin (In thousands)		$3,224		$5,296			$(2,072)
The $2.1 million decrease in brokered natural gas margin is a result of an increase in purchase price that outpaced the increase in sales price and lower brokered volumes.
Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2014	2013	Amount	Percent
Operating and Other Expenses
Direct operations	$109,241	$101,398	$7,843	8%
Transportation and gathering	247,707	159,672	88,035	55%
Brokered natural gas	24,570	21,006	3,564	17%
Taxes other than income	36,794	34,583	2,211	6%
Exploration	19,963	12,444	7,519	60%
Depreciation, depletion and amortization	458,995	469,022	(10,027)	(2)%
General and administrative	61,342	82,009	(20,667)	(25)%
Total operating expense	$958,612	$880,134	$78,478	9%

Earnings (loss) on equity method investments	$1,819	$614	$1,205	196%
Gain (loss) on sale of assets	(2,735)	4,601	(7,336)	(159)%
Interest expense	50,312	49,366	946	2%
Income tax expense	218,928	132,703	86,225	65%
Total costs and expenses from operations increased by $78.5 million, or 9%, in the first nine months of 2014 compared to the same period of 2013. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $7.8 million largely due to higher operating costs as a result of higher production, an increase in disposal and recycling costs related to our Marcellus Shale operations and an increase in costs associated with oil processing and related fuel charges as a result of more stringent oil pipeline quality requirements in south Texas. Partially offsetting these increases were lower costs associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013.

•
Transportation and gathering increased $88.0 million due to higher throughput as a result of higher production, slightly higher transportation rates and the commencement of various transportation and gathering agreements in late 2013 and during the first nine months of 2014.

•	Brokered natural gas increased $3.6 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•
Taxes other than income increased $2.2 million due to $2.6 million higher drilling impact fees associated with our Marcellus Shale drilling activities and $1.3 million higher production taxes. Production taxes increased due to higher oil production in south Texas, offset by taxes associated with certain non-core assets in Oklahoma and west Texas that were sold in the fourth quarter of 2013. These increases are partially offset by a $1.6 million decrease in ad valorem taxes.

•	Exploration expense increased $7.5 million as a result of higher exploratory dry hole costs of $5.7 million and higher geophysical and geological and other expenses.

•
Depreciation, depletion and amortization decreased $10.0 million, as the $132.0 million increase due to higher equivalent production volumes, was mostly offset by $126.0 million due to a lower DD&A rate of $1.16 per Mcfe for the first nine months of 2014 compared to $1.50 per Mcfe for the first nine months of 2013. The lower DD&A rate was primarily due to lower cost of reserve additions associated with our Marcellus drilling program and the impact of the disposition of higher rate fields in Oklahoma and west Texas in the fourth quarter of 2013. In addition, amortization of unproved properties decreased $16.9 million in the first nine months in 2014 due to a decrease in amortization rates as a result of favorable results from our drilling program in Pennsylvania.

•
General and administrative decreased $20.7 million due to lower stock-based compensation expense of $25.8 million associated with the mark-to-market of our liability-based performance awards and our supplemental employee incentive plan due to changes in our stock price during 2014 compared to 2013 and lower professional fees, partially offset by increases in other expenses that were not individually significant.

Gain (Loss) on Sale of Assets
An aggregate loss of $2.7 million was recognized in the first nine months of 2014, primarily due to certain post-closing adjustments related to the sale of our proved oil and gas properties in Oklahoma and the sale of heavy-duty equipment. An aggregate gain of $4.6 million was recognized in the first nine months of 2013, primarily due to the sale of certain of our proved oil and gas properties in Oklahoma.
Interest Expense
Interest expense increased $0.9 million due to an increase in interest expense of $2.0 million associated with our credit facility due to an increase in weighted-average borrowings based on daily balances of approximately $535.4 million compared to approximately $408.2 million during the first nine months 2014 and 2013, respectively, interest expense of $1.2 million associated with our private placement in September 2014 of $925 million aggregate principal amount of senior unsecured fixed rate notes with a weighted-average interest rate of 3.65% and higher amortization of debt issuance costs of $0.6 million. These increases were partially offset by a decrease of $3.1 million due to the repayment of $75.0 million of our 7.33% weighted-average fixed rate notes in July 2013.
Income Tax Expense
Income tax expense increased $86.2 million due to higher pretax income and a slightly higher effective tax rate. The effective tax rate for the first nine months of 2014 and 2013 was 40.2% and 39.7%, respectively. The increase in the effective tax rate is due to an increase in the state effective tax rate.
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
Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets through the use of commodity derivatives. A committee that consists of members of senior management oversees our risk management activities. Our commodity derivatives generally cover a portion of our production and only provide partial price protection by limiting the benefit to us of increases in prices, while protecting us in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of our commodity derivatives. Please read the discussion below as well as Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivative and risk management activities.
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
As of September 30, 2014, we had the following outstanding commodity derivatives:

				Collars				Swaps	Estimated Fair Value Asset (Liability) (In thousands)
				Floor		Ceiling
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average
Natural gas	84.9	Bcf	Oct. 2014 - Dec. 2014	$3.60-$4.37	$4.13	$4.22-$4.80	$4.51		$3,131
Natural gas	26.8	Bcf	Oct. 2014 - Dec. 2014					$4.05	11,614
Natural gas	35.5	Bcf	Jan. 2015 - Dec. 2015	—	$3.86	$4.36-$4.43	$4.40		(194)
Natural gas	35.5	Bcf	Jan. 2015 - Dec. 2015					$4.12	44
Crude oil	184.0	Mbbl	Oct. 2014 - Dec. 2014					$97.00	1,249
									$15,844
Natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth under the estimated fair value asset (liability) column in the table above represent our total unrealized derivative position at September 30, 2014 and exclude the impact of non-performance risk. Non-performance risk is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first nine months of 2014, natural gas collars with floor prices ranging from $3.60 to $4.37 per Mcf and ceiling prices ranging from $4.22 to $4.80 per Mcf covered 251.9 Bcf, or 69%, of natural gas production at an average price of $4.41 per Mcf. Natural gas swaps covered 73.5 Mcf, or 20%, of natural gas production at an average price of $4.06 per Mcf. Crude oil swaps covered 428 Mbbl, or 18%, of crude oil production at an average price of $97.00 per Bbl.
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
We use available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and fair values of long-term debt are as follows:

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,612,000	$1,697,654	$1,147,000	$1,224,273
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
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The shares included in the table below were repurchased on the open market and were held as treasury stock as of September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2014	—	—	—	14,361,834
August 2014	1,829,746	$32.88	1,829,746	12,532,088
September 2014	2,191,068	$32.18	2,191,068	10,341,020
Total	4,020,814		4,020,814	10,341,020
ITEM 6.    Exhibits

Exhibit Number	Description

4.1	Note Purchase Agreement dated September 18, 2014 among Cabot Oil & Gas Corporation and the Purchasers listed therein (Form 8-K dated September 24, 2014).

15.1	Awareness letter of PricewaterhouseCoopers LLP.

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

October 24, 2014	By:	/S/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 24, 2014	By:	/S/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 24, 2014	By:	/S/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)