Form 10-Q
period 2015-03-31
CABOT OIL & GAS CORP
filed 2015-04-24
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 20, 2015, there were 413,603,811 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$13,948	$20,954
Accounts receivable, net	185,281	239,009
Inventories	14,087	14,026
Derivative instruments	134,041	137,603
Other current assets	2,046	1,855
Total current assets	349,403	413,447
Properties and equipment, net (Successful efforts method)	5,058,804	4,925,711
Equity method investments	74,528	68,029
Other assets	29,588	30,529
	$5,512,323	$5,437,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$321,215	$400,076
Accrued liabilities	34,579	63,669
Income taxes payable	7,808	—
Deferred income taxes	39,144	35,273
Total current liabilities	402,746	499,018
Postretirement benefits	36,448	35,827
Long-term debt	1,877,000	1,752,000
Deferred income taxes	851,649	843,876
Asset retirement obligations	130,541	124,655
Other liabilities	38,408	39,607
Total liabilities	3,336,792	3,294,983

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2015 and 2014, respectively
Issued — 423,496,205 shares and 422,915,258 shares in 2015 and 2014, respectively	42,350	42,292
Additional paid-in capital	711,180	710,432
Retained earnings	1,730,987	1,698,995
Accumulated other comprehensive income (loss)	(2,151)	(2,151)
Less treasury stock, at cost:
9,892,680 shares in 2015 and 2014, respectively	(306,835)	(306,835)
Total stockholders' equity	2,175,531	2,142,733
	$5,512,323	$5,437,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
OPERATING REVENUES
Natural gas	$360,191	$432,809
Crude oil and condensate	62,558	59,144
Gain (loss) on derivative instruments	34,123	—
Brokered natural gas	4,827	13,153
Other	3,066	4,697
	464,765	509,803
OPERATING EXPENSES
Direct operations	36,017	35,834
Transportation and gathering	121,235	77,765
Brokered natural gas	3,739	11,860
Taxes other than income	11,280	13,044
Exploration	8,732	6,474
Depreciation, depletion and amortization	175,497	147,418
General and administrative	22,529	21,636
	379,029	314,031
Earnings (loss) on equity method investments	1,421	—
Gain (loss) on sale of assets	138	(1,285)
INCOME FROM OPERATIONS	87,295	194,487
Interest expense	23,566	16,557
Income before income taxes	63,729	177,930
Income tax expense	23,474	70,899
NET INCOME	$40,255	$107,031

Earnings per share
Basic	$0.10	$0.26
Diluted	$0.10	$0.26

Weighted-average common shares outstanding
Basic	413,344	416,900
Diluted	414,771	418,513

Dividends per common share	$0.02	$0.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$40,255	$107,031
Other comprehensive income (loss), net of taxes:
Reclassification adjustment for settled cash flow hedge contracts(1)	—	42,565
Changes in fair value of cash flow hedge contracts(2)	—	(80,175)
Total other comprehensive income (loss)	—	(37,610)
Comprehensive income (loss)	$40,255	$69,421

(1)	Net of income taxes of $(28,210) for the three months ended March 31, 2014.

(2)	Net of income taxes of $53,135 for the three months ended March 31, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,255	$107,031
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	175,497	147,418
Deferred income tax expense	15,081	57,603
(Gain) loss on sale of assets	(138)	1,285
Exploration expense	162	2,040
(Gain) loss on derivative instruments	3,562	—
Amortization of debt issuance costs	1,267	1,126
Stock-based compensation and other	4,490	3,029
Changes in assets and liabilities:
Accounts receivable, net	49,615	(23,418)
Income taxes	8,979	(16,889)
Inventories	(61)	7,076
Other current assets	(192)	1,170
Accounts payable and accrued liabilities	(29,629)	(16,089)
Other assets and liabilities	1,930	39
Stock-based compensation tax benefit	(3,437)	(16,043)
Net cash provided by operating activities	267,381	255,378

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(395,242)	(338,701)
Proceeds from sale of assets	3,081	108
Restricted cash	—	8,382
Investment in equity method investments	(5,078)	(5,937)
Net cash used in investing activities	(397,239)	(336,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	382,000	366,000
Repayments of debt	(257,000)	(291,000)
Dividends paid	(8,263)	(8,332)
Stock-based compensation tax benefit	3,437	16,043
Other	2,678	90
Net cash provided by financing activities	122,852	82,801

Net (decrease) increase in cash and cash equivalents	(7,006)	2,031
Cash and cash equivalents, beginning of period	20,954	23,400
Cash and cash equivalents, end of period	$13,948	$25,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K) filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported net income.
With respect to the unaudited financial information of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 24, 2015 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Recent Accounting Pronouncements
In March 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	March 31, 2015	December 31, 2014
Proved oil and gas properties	$8,291,686	$7,984,979
Unproved oil and gas properties	486,562	492,208
Gathering and pipeline systems	241,458	241,272
Land, building and other equipment	111,090	109,758
	9,130,796	8,828,217
Accumulated depreciation, depletion and amortization	(4,071,992)	(3,902,506)
	$5,058,804	$4,925,711

At March 31, 2015, the Company did not have any projects that had exploratory well costs that were capitalized for a period of greater than one year after drilling.
3. Equity Method Investments
During the three months ended March 31, 2015 and 2014, the Company made contributions of approximately $3.0 million and $5.8 million, respectively, to Constitution Pipeline Company, LLC and $2.1 million and $0.2 million, respectively, to Meade Pipeline Co LLC. There were no material earnings or losses associated with the Company's equity method investments during the three months ended March 31, 2015 and 2014.
For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	March 31, 2015	December 31, 2014
7.33% weighted-average fixed rate notes	$20,000	$20,000
6.51% weighted-average fixed rate notes	425,000	425,000
9.78% fixed rate notes	67,000	67,000
5.58% weighted-average fixed rate notes	175,000	175,000
3.65% weighted-average fixed rate notes	925,000	925,000
Revolving credit facility	265,000	140,000
	$1,877,000	$1,752,000
At March 31, 2015, the Company had $265.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 2.4% and had unused commitments of $1.1 billion. The Company’s weighted-average effective interest rate under the revolving credit facility for the three months ended March 31, 2015 and 2014 was approximately 2.6% and 2.3%, respectively.
The Company was in compliance with all restrictive financial covenants for both the revolving credit facility and fixed rate notes as of March 31, 2015.
Subsequent Event
Effective April 17, 2015, the Company amended its revolving credit facility to extend the maturity date from May 2017 to April 2020 and change the mechanism under which interest rate margins are determined for outstanding borrowings. The revolving credit facility, as amended, provides for an increase in the borrowing base from $3.1 billion to $3.4 billion and an increase in commitments from $1.4 billion to $1.8 billion. The amended credit facility also provides for an accordion feature, which allows the Company to increase the available credit line up to an additional $500 million if one or more of the existing or new banks agree to provide such increased amount. The borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either the Company or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties.
Interest rates under the amended credit facility are based on Eurodollar (LIBOR) or alternate base rate (ABR) indications, plus a margin. The associated margins are based on the Company's leverage ratio as shown below:

	Leverage Ratio(1)
	<1.0x	≥1.0x and <2.0x	≥2.0x and <3.0x	≥3.0x
Eurodollar loans	1.50%	1.75%	2.00%	2.25%
ABR loans	0.50%	0.75%	1.00%	1.25%

(1) The ratio of debt and other liabilities to Consolidated EBITDAX, as defined in the credit agreement.
Upon the Company achieving an investment grade rating from either Moody's or S&P, the associated margins will be adjusted and determined based on the Company's respective credit rating on a prospective basis.

The amended credit facility also provides for a commitment fee on the unused available balance at annual rates ranging from 0.30% to 0.50%.
The other terms and conditions of the amended facility are generally consistent with the terms and conditions of the revolving credit facility prior to its amendment as disclosed in Note 5 of the Notes to the Consolidated Financial Statements in the Form 10-K.
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
Through March 31, 2014, the Company elected to designate its commodity derivatives as cash flow hedges for accounting purposes. Effective April 1, 2014, the Company elected to discontinue hedge accounting for its commodity derivatives on a prospective basis. As a result of discontinuing hedge accounting, the unrealized loss included in accumulated other comprehensive income (loss) as of April 1, 2014 of $73.4 million ($44.2 million net of tax) was frozen and reclassified into natural gas and crude oil and condensate revenues in the Condensed Consolidated Statement of Operations throughout the remainder of 2014 as the underlying hedged transactions occurred. As of March 31, 2015 and December 31, 2014, there were no gains or losses deferred in accumulated other comprehensive income (loss) associated with the Company's commodity derivatives.
As of March 31, 2015, the Company had the following outstanding commodity derivatives:

				Collars				Swaps
				Floor		Ceiling
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average
Natural gas	53.4	Bcf	Apr. 2015 - Dec. 2015	$3.86 - $3.91	$3.87	$4.27 - $4.43	$4.35
Natural gas	53.4	Bcf	Apr. 2015 - Dec. 2015					$3.92
Natural gas	31.2	Bcf	Apr. 2015 - Oct. 2015					$3.36
In the table above, natural gas prices are stated per Mcf.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Commodity contracts	Derivative instruments (current assets)	$134,041	$137,603	$—	$—
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	March 31, 2015	December 31, 2014
Derivative Assets
Gross amounts of recognized assets	$134,041	$137,603
Gross amounts offset in the statement of financial position	—	—
Net amounts of assets presented in the statement of financial position	134,041	137,603
Gross amounts of financial instruments not offset in the statement of financial position	—	2,338
Net amount	$134,041	$139,941
Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The amount of gain (loss) recognized in accumulated other comprehensive income (loss) on derivatives (effective portion) is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Commodity contracts	$—	$(133,310)
The amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion) is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Natural gas revenues	$—	$(70,557)
Crude oil and condensate revenues	—	(218)
	$—	$(70,775)

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In thousands)	2015	2014
Derivatives Designated as Hedges
Realized
Natural gas	$—	$(70,557)
Crude oil and condensate	—	(218)
	$—	$(70,775)
Derivatives Not Designated as Hedges
Realized
Gain (loss) on derivative instruments	37,685	—
Unrealized
Gain (loss) on derivative instruments	(3,562)	—
	$34,123	$—

	$34,123	$(70,775)
For the three months ended March 31, 2014, there was no ineffectiveness recorded in the Condensed Consolidated Statement of Operations related to derivative instruments designated as cash flow hedges.
Additional Disclosures about Derivative Instruments and Hedging Activities
The use of derivative instruments involves the risk that the counterparties will be unable to meet their obligations under the agreements. The Company’s counterparties are primarily commercial banks and financial service institutions that management believes present minimal credit risk and its derivative contracts are with multiple counterparties to minimize its exposure to any individual counterparty. The Company performs both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
6. Fair Value Measurements
The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information regarding the fair value hierarchy, refer to Note 1 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were measured at fair value as of March 31, 2015 and 2014, additional disclosures were not required.
The estimated fair value of the Company’s asset retirement obligations at inception is determined by utilizing the income approach by applying a credit-adjusted risk-free rate, which takes into account the Company’s credit risk, the time value of money, and the current economic state, to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the measurement of the asset retirement obligations was classified as Level 3 in the fair value hierarchy.

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Assets
Deferred compensation plan	$13,322	$—	$—	$13,322
Derivative contracts	—	50,716	83,325	134,041
Total assets	$13,322	$50,716	$83,325	$147,363
Liabilities
Deferred compensation plan	$29,096	$—	$—	$29,096
Total liabilities	$29,096	$—	$—	$29,096

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Deferred compensation plan	$13,115	$—	$—	$13,115
Derivative contracts	—	51,645	85,958	137,603
Total assets	$13,115	$51,645	$85,958	$150,718
Liabilities
Deferred compensation plan	$28,932	$—	$—	$28,932
Total liabilities	$28,932	$—	$—	$28,932
The Company’s investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s counterparties. Such quotes have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. Estimates are verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$85,958	$(3,910)
Total gains (losses) (realized or unrealized):
Realized and unrealized gains (losses) included in earnings	17,840	(62,285)
Included in other comprehensive income	—	(56,458)
Settlements	(20,473)	62,285
Transfers in and/or out of Level 3	—	—
Balance at end of period	$83,325	$(60,368)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(2,633)	$—
There were no transfers between Level 1 and Level 2 measurements for the three months ended March 31, 2015 and 2014.
Fair Value of Other Financial Instruments
The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amount reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. Cash and cash equivalents are classified as Level 1 in the fair value hierarchy.
The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s fixed-rate notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of all fixed-rate notes and the revolving credit facility is based on interest rates currently available to the Company. The Company’s debt is valued using an income approach and classified as Level 3 in the fair value hierarchy.
The carrying amounts and fair values of debt are as follows:

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt	$1,877,000	$1,976,946	$1,752,000	$1,850,867
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Three Months Ended March 31, 2015
Balance at beginning of period	$126,655
Liabilities incurred	4,355
Liabilities settled	(113)
Accretion expense	1,644
Balance at end of period	$132,541
As of both March 31, 2015 and December 31, 2014, approximately $2.0 million is included in accrued liabilities in the Condensed Consolidated Balance Sheet, which represents the current portion of the Company’s asset retirement obligations.

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
Legal Matters
Enexco Litigation
In October 2010, the Company was sued in the Texas District Court in Shelby County, Texas by a group of plaintiffs led by Enexco, Inc. The plaintiffs alleged that the Company was negligent and grossly negligent in conducting drilling operations on a natural gas well in Shelby County, Texas in which the plaintiffs were drilling participants in 2009. The plaintiffs alleged that negligence in the Company’s drilling operations damaged not only that well, but also two nearby natural gas wells in which the plaintiffs owned interests. The plaintiffs sought damages for lost reserves of all three wells, costs of operations and associated facilities and attorneys’ fees, as well as exemplary damages based upon claims of gross negligence. The Company denied that its drilling operations were negligent and vigorously disputed both the merits of plaintiffs’ claims and their allegations of damages.

In April 2015, the Company and the plaintiffs reached a settlement resulting in a release of all claims with regards to this matter. The settlement amount was not material to the Company’s financial position, results of operations or cash flows.
Other
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
9. Postretirement Benefits
The components of net periodic benefit costs, included in general and administrative expense in the Condensed Consolidated Statement of Operations, were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Service cost	$428	$456
Interest cost	365	407
	$793	$863

10. Stock-based Compensation
General
Stock-based compensation expense during the first three months of 2015 and 2014 was $5.9 million and $3.2 million, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
During the first three months of 2015 and 2014, the Company realized a $3.4 million and $16.0 million tax benefit related to the federal tax deduction in excess of book compensation cost for employee stock-based compensation, respectively. The Company is able to recognize this tax benefit only to the extent it reduces the Company’s income taxes payable.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Awards
During the first three months of 2015, 2,400 restricted stock awards were granted to employees with a grant date per share value of $27.53. The fair value of restricted stock grants is based on the closing stock price on the grant date. The Company used an annual forfeiture rate assumption of 5.0% for purposes of recognizing stock-based compensation expense for restricted stock awards.
Restricted Stock Units
During the first three months of 2015, 45,450 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date per unit value of $27.76. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted in 2015 commenced on January 1, 2015 and ends on December 31, 2017.  The Company used an annual forfeiture rate assumption ranging from 0% to 5% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance award grants based on internal performance metrics is based on the closing stock price on the grant date and represents the right to receive up to 100% of the award in shares of common stock.
Employee Performance Share Awards. During the first three months of 2015, 349,780 Employee Performance Share Awards were granted at a grant date per share value of $27.71. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company’s probability assessment at March 31, 2015, it is considered probable that the criteria for these awards will be met.
Hybrid Performance Share Awards. During the first three months of 2015, 194,947 Hybrid Performance Share Awards were granted at a grant date per share value of $27.71. The 2015 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company’s probability assessment at March 31, 2015, it is considered probable that the criteria for these awards will be met.
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

TSR Performance Share Awards.  During the first three months of 2015, 292,421 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 19, 2015) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2015
Fair value per performance share award	$19.29	$10.37 - $14.21
Assumptions:
Stock price volatility	32.3%	29.3% - 30.3%
Risk free rate of return	1.0%	0.2% - 0.8%
Expected dividend yield	0.3%	0.3%
Supplemental Employee Incentive Plan
The Company recognized stock-based compensation (benefit) expense of $(0.1) million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively, related to the Company’s Supplemental Employee Incentive Plan, which is included in general and administrative expense in the Condensed Consolidated Statement of Operations. Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for additional information on the provisions of the Plan.
The following assumptions were used to determine the period-end fair value of the Supplemental Employee Incentive Plan IV liability using a Monte Carlo simulation model:

March 31, 2015
Stock price volatility	31.3%
Risk free rate of return	0.7%
Annual salary increase rate	4.0%
Annual turnover rate	4.6%
11. Earnings per Common Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock appreciation rights were exercised and stock awards were vested at the end of the applicable period.
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2015	2014
Weighted-average shares - basic	413,344	416,900
Dilution effect of stock appreciation rights and stock awards at end of period	1,427	1,613
Weighted-average shares - diluted	414,771	418,513

Weighted-average stock awards and shares excluded from diluted EPS due to the anti-dilutive effect	401	272

12. Accumulated Other Comprehensive Income (Loss)
Amounts reclassified from accumulated other comprehensive income (loss) into the Condensed Consolidated Statement of Operations were as follows:

	Three Months Ended March 31,		Affected Line Item in the Condensed
(In thousands)	2015	2014	Consolidated Statement of Operations
Gain (Loss) on Cash Flow Hedges
Commodity contracts	$—	$(70,557)	Natural gas revenues
Commodity contracts	—	(218)	Crude oil and condensate revenues
	—	(70,775)	Total before tax
	—	28,210	Tax benefit (expense)
Total reclassifications for the period	$—	$(42,565)	Net of tax

13. ADDITIONAL BALANCE SHEET INFORMATION
Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2015	December 31, 2014
Accounts receivable, net
Trade accounts	$182,863	$227,835
Joint interest accounts	2,016	2,245
Income taxes receivable	2,441	3,612
Other accounts	(614)	6,515
	186,706	240,207
Allowance for doubtful accounts	(1,425)	(1,198)
	$185,281	$239,009

Inventories
Natural gas in storage	$2,394	$3,281
Tubular goods and well equipment	11,535	10,675
Other accounts	158	70
	$14,087	$14,026

Other assets
Deferred compensation plan	$13,322	$13,115
Debt issuance cost	16,082	17,349
Other accounts	184	65
	$29,588	$30,529

Accounts payable
Trade accounts	$68,891	$54,949
Natural gas purchases	2,164	2,407
Royalty and other owners	93,316	97,298
Accrued capital costs	130,782	222,426
Taxes other than income	20,464	16,806
Drilling advances	87	88
Other accounts	5,511	6,102
	$321,215	$400,076

Accrued liabilities
Employee benefits	$10,819	$22,815
Taxes other than income	7,455	7,128
Interest payable	13,755	30,677
Other accounts	2,550	3,049
	$34,579	$63,669

Other liabilities
Deferred compensation plan	$29,096	$28,932
Other accounts	9,312	10,675
	$38,408	$39,607

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Cabot Oil & Gas Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of operations and of comprehensive income for the three month periods ended March 31, 2015 and 2014 and the condensed consolidated statement of cash flows for the three month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
April 24, 2015

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three month periods ended March 31, 2015 and 2014 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (Form 10-K).
Overview
On an equivalent basis, our production for the three months ended March 31, 2015 increased by 43% compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, we produced 171.4 Bcfe, or 1.9 Bcfe per day, compared to 119.9 Bcfe, or 1.3 Bcfe per day, for the three months ended March 31, 2014. Natural gas production increased by 46.0 Bcf, or 40%, to 161.8 Bcf for the first three months of 2015 compared to 115.8 Bcf for the first three months of 2014. This increase was primarily the result of higher production in the Marcellus Shale associated with our drilling program in Pennsylvania. Crude oil/condensate/NGL production increased by 0.9 Mmbbls, or 132%, to 1.6 Mmbbls in the first three months of 2015 from 0.7 Mmbbls in the first three months of 2014. This increase was the result of higher production associated with our oil-focused Eagle Ford Shale drilling program in south Texas and production associated with the south Texas asset acquisitions in the fourth quarter of 2014.
Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Our average realized natural gas price for the first three months of 2015 was $2.46 per Mcf, 34% lower than the $3.74 per Mcf realized in the first three months of 2014. Our average realized crude oil price for the first three months of 2015 was $43.82 per Bbl, 55% lower than the $97.76 per Bbl realized in the first three months of 2014. These realized prices include gains and losses resulting from the settlement of commodity derivatives. For information about the impact of these derivatives on realized prices, refer to “Results of Operations” below.
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
We account for our derivative instruments on a mark-to-market basis with changes in fair value recognized currently in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments, we will likely experience volatility in our earnings from time to time due to commodity price volatility. Refer to “Impact of Derivative Instruments on Operating Revenues” below and Note 5 to the Condensed Consolidated Financial Statements for more information.
During the first three months of 2015, we drilled 43 gross wells (41.9 net) with a success rate of 100% compared to 27 gross wells (27.0 net) with a success rate of 100% for the comparable period of the prior year. Our total capital and exploration expenditures were $312.2 million for the three months ended March 31, 2015 compared to $316.4 million for the three months ended March 31, 2014. We allocate our planned program for capital and exploration expenditures among our various operating areas based on return expectations, availability of services and human resources.
Our 2015 drilling program includes approximately $900.0 million in capital and exploration expenditures and approximately $69.8 million in expected contributions to our equity method investments and is expected to be funded by operating cash flow, existing cash and, if required, borrowings under our revolving credit facility. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the three months ended March 31, 2015 were from funds generated from the sale of natural gas and crude oil production and net borrowings under our revolving credit facility. These cash flows were primarily used to fund our capital and exploration expenditures, interest payments on debt and payment of dividends. See below for additional discussion and analysis of cash flow.

Effective April 17, 2015, we amended our revolving credit facility to extend the maturity date from May 2017 to April 2020 and to change the mechanism under which interest rate margins are determined for outstanding borrowings. The revolving credit facility, as amended, provides for an increase in the borrowing base from $3.1 billion to $3.4 billion and an increase in commitments from $1.4 billion to $1.8 billion. The amended credit facility also provides for an accordion feature, which allows us to increase the available credit line up to an additional $500 million if one or more of the existing or new banks agree to provide such increased amount. The borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either the we or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further details regarding our debt.
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
Cash Flows
Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes and operating expenses. Prices for natural gas and crude oil have historically been volatile, including seasonal influences and demand; however, the impact of other risks and uncertainties, such as decreases in crude oil and natural gas prices and other factors as described in our Form 10-K and other filings with the Securities and Exchange Commission, have also influenced prices throughout the recent years. In addition, fluctuations in cash flow may result in an increase or decrease in our capital and exploration expenditures. See “Results of Operations” for a review of the impact of prices and volumes on revenues.
Our working capital is also substantially influenced by the variables discussed above. From time to time, our working capital will reflect a surplus, while at other times it will reflect a deficit. This fluctuation is not unusual. We believe we have adequate availability under our revolving credit facility and liquidity available to meet our working capital requirements.

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows provided by operating activities	$267,381	$255,378
Cash flows used in investing activities	(397,239)	(336,148)
Cash flows provided by financing activities	122,852	82,801
Net (decrease) increase in cash and cash equivalents	$(7,006)	$2,031
Operating Activities.  Net cash provided by operating activities in the first three months of 2015 increased by $12.0 million over the first three months of 2014. This increase was primarily due to favorable changes in working capital and other assets and liabilities, partially offset by lower operating revenues and higher operating expenses (excluding non-cash expenses). The decrease in operating revenues was primarily due to a decrease in realized natural gas and crude oil prices, partially offset by an increase in equivalent production. Average realized natural gas and crude oil prices decreased by 34% and 55%, respectively, for the first three months of 2015 compared to the first three months of 2014. Equivalent production increased by 43% for the first three months of 2015 compared to the first three months of 2014 primarily due to higher natural gas and oil production.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities. Realized prices may decline in future periods.
Investing Activities. Cash flows used in investing activities increased by $61.1 million for the first three months of 2015 compared to the first three months of 2014. The increase was due to $56.5 million of higher capital expenditures and $8.4 million of changes in restricted cash balances, partially offset by $3.0 million higher proceeds from the sale of assets and $0.9 million lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows provided by financing activities increased by $40.1 million for the first three months of 2015 compared to the first three months of 2014. This increase was primarily due to $50.0 million of higher net borrowings, partially offset by a decrease of $12.6 million in tax benefits associated with our stock-based compensation.

Capitalization
Information about our capitalization is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Debt (1)	$1,877,000	$1,752,000
Stockholders' equity	2,175,531	2,142,733
Total capitalization	$4,052,531	$3,894,733
Debt to capitalization	46%	45%
Cash and cash equivalents	$13,948	$20,954

(1)	Includes $265.0 million and $140.0 million of borrowings outstanding under our revolving credit facility at March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015 and 2014, we paid dividends of $8.3 million ($0.02 per share), respectively, on our common stock. A regular dividend has been declared for each quarter since we became a public company in 1990.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital and exploration expenditures, excluding any significant property acquisitions, with cash generated from operations and, when necessary, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In thousands)	2015	2014
Capital expenditures
Drilling and facilities	$293,501	$292,736
Leasehold acquisitions	9,415	14,849
Property acquisitions	151	—
Pipeline and gathering	186	(34)
Other	183	2,377
	303,436	309,928
Exploration expenditures	8,732	6,474
Total	$312,168	$316,402

For the full year of 2015, we plan to drill approximately 125 gross wells (115.0 net). In 2015, we plan to spend approximately $900.0 million in total capital and exploration expenditures, compared to $1.6 billion (excluding property acquisitions of $214.7 million) in 2014. See “Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment and our liquidity position and may increase or decrease our capital and exploration expenditures accordingly.
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
Recent Accounting Pronouncements
In March 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows.
May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal year 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.
Results of Operations
First Three Months of 2015 and 2014 Compared
We reported net income in the first three months of 2015 of $40.3 million, or $0.10 per share, compared to $107.0 million, or $0.26 per share, in the first three months of 2014. The decrease in net income was due to lower operating revenues, higher operating expenses and interest expense, partially offset by lower income taxes.
Revenue, Price and Volume Variances
Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
Revenue Variances (In thousands)	2015	2014	Amount	Percent
Natural gas	$360,191	$432,809	$(72,618)	(17)%
Crude oil and condensate	62,558	59,144	3,414	6%
Gain (loss) on derivative instruments	34,123	—	34,123	100%
Brokered natural gas	4,827	13,153	(8,326)	(63)%
Other	3,066	4,697	(1,631)	(35)%
	$464,765	$509,803	$(45,038)	(9)%

	Three Months Ended March 31,		Variance		Increase (Decrease) (In thousands)
	2015	2014	Amount	Percent
Price Variances
Natural gas (1)	$2.23	$3.74	$(1.51)	(40)%	$(244,827)
Crude oil and condensate (2)	$43.82	$97.76	$(53.94)	(55)%	(77,004)
Total					$(321,831)
Volume Variances
Natural gas (Bcf)	161.8	115.8	46.0	40%	$172,209
Crude oil and condensate (Mbbl)	1,428	605	823	136%	80,418
Total					$252,627

(1)	Prices in 2014 include the impact of cash flow hedge settlements during the period, which decreased the price by $0.61 per Mcf. There was no impact in 2015.

(2)	Prices in 2014 include the impact of cash flow hedge settlements during the period, which decreased the price by $0.36 per Bbl. There was no impact in 2015.
Natural Gas Revenues
The decrease in natural gas revenues of $72.6 million is due to lower natural gas prices, partially offset by higher production. The increase in production was a result of our Marcellus Shale drilling program in Pennsylvania.
Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $3.4 million is due to higher production, partially offset by lower crude oil prices. The increase in production was a result of our oil-focused Eagle Ford Shale drilling program in south Texas and production associated with the south Texas asset acquisitions in the fourth quarter of 2014.
Gain (Loss) on Derivative Instruments
Effective April 1, 2014, we elected to discontinue hedge accounting on a prospective basis. Subsequent to April 1, 2014, our derivative instruments were accounted for on a mark-to-market basis with changes in fair value recognized currently in operating revenues in the Condensed Consolidated Statement of Operations. For the first three months of 2015, gain (loss) on derivative instruments includes a $37.7 million gain related to cash settlements of derivative instruments and a $3.6 million mark-to-market loss on our commodity derivative instruments.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended March 31,
(In thousands)	2015	2014
Realized
Natural gas	$—	$(70,557)
Crude oil and condensate	—	(218)
Gain (loss) on derivative instruments	37,685	—
	$37,685	$(70,775)
Unrealized
Gain (loss) on derivative instruments	(3,562)	—
	$34,123	$(70,775)

Brokered Natural Gas Revenue and Cost

	Three Months Ended March 31,				Variance		Price and Volume Variances (In thousands)
	2015		2014		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$3.29		$4.90	$(1.61)	(33)%	$(2,363)
Volume brokered (Mmcf)	x	1,468	x	2,686	(1,218)	(45)%	(5,963)
Brokered natural gas (In thousands)		$4,827		$13,153			$(8,326)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.55		$4.42	$(1.87)	(42)%	$2,743
Volume brokered (Mmcf)	x	1,468	x	2,686	(1,218)	(45)%	5,378
Brokered natural gas (In thousands)		$3,739		$11,860			$8,121

Brokered natural gas margin (In thousands)		$1,088		$1,293			$(205)
The $0.2 million decrease in brokered natural gas margin is a result of lower brokered volumes partially offset by a decrease in purchase price that outpaced the decrease in sales price.
Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2015	2014	Amount	Percent
Operating and Other Expenses
Direct operations	$36,017	$35,834	$183	1%
Transportation and gathering	121,235	77,765	43,470	56%
Brokered natural gas	3,739	11,860	(8,121)	(68)%
Taxes other than income	11,280	13,044	(1,764)	(14)%
Exploration	8,732	6,474	2,258	35%
Depreciation, depletion and amortization	175,497	147,418	28,079	19%
General and administrative	22,529	21,636	893	4%
	$379,029	$314,031	$64,998	21%

Earnings (loss) on equity method investments	$1,421	$—	$1,421	100%
Gain (loss) on sale of assets	138	(1,285)	1,423	(111)%
Interest expense	23,566	16,557	7,009	42%
Income tax expense	23,474	70,899	(47,425)	(67)%
Total costs and expenses from operations increased by $65.0 million, or 21%, in the first three months of 2015 compared to the same period of 2014. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $0.2 million largely due to higher operating costs as a result of higher production and production costs associated with the south Texas asset acquisitions in the fourth quarter of 2014. These cost increases were partially offset by cost reductions from suppliers, improved operational efficiencies and lower workover costs in 2015 compared to 2014.

•
Transportation and gathering increased $43.5 million due to higher throughput as a result of higher Marcellus Shale production, slightly higher transportation rates and the commencement of various transportation and gathering agreements in the Marcellus Shale during the second half of 2014.

•	Brokered natural gas decreased $8.1 million. See the preceding table titled “Brokered Natural Gas Revenue and Cost” for further analysis.

•
Taxes other than income decreased $1.8 million due to $0.9 million lower production taxes resulting from lower oil prices, partially offset by higher oil production in south Texas and $0.7 million lower drilling impact fees associated with our Marcellus Shale drilling activities due a decrease in natural gas prices.

•
Exploration expense increased $2.3 million as a result of a $5.1 million charge related to the release of certain drilling rig contracts in south Texas, partially offset by lower exploratory dry hole costs of $1.9 million.

•
Depreciation, depletion and amortization increased $28.1 million, of which $59.1 million was due to higher equivalent production volumes, partially offset by $31.0 million due to a lower DD&A rate of $0.97 per Mcfe for the first three months of 2015 compared to $1.15 per Mcfe for the first three months of 2014. The lower DD&A rate was primarily due to lower cost of reserve additions associated with our Marcellus Shale drilling program and the impairment charge recorded in the fourth quarter of 2014. In addition, amortization of unproved properties decreased $1.0 million in the first three months of 2015.

•
General and administrative increased $0.9 million due to higher stock-based compensation expense of $2.7 million associated with the mark-to-market of our liability-based performance awards and our supplemental employee incentive plan due to changes in our stock price in the first three months of 2015 compared to 2014 and $0.9 higher legal costs primarily due to the settlement of the Enexco litigation. Partially offsetting these increases were $2.3 million of lower employee-related costs.

Gain (Loss) on Sale of Assets
An aggregate loss of $1.3 million was recognized in the first three months of 2014, primarily due to certain post-closing adjustments related to the sale of certain of our proved oil and gas properties in the Oklahoma and Texas Panhandles in late 2013. There was no material gain (loss) on sale of assets in the first three months of 2015.
Interest Expense
Interest expense increased $7.0 million due to $8.3 million of higher interest expense associated with our private placement in September 2014 of $925 million aggregate principal amount of senior unsecured fixed rate notes with a weighted-average interest rate of 3.65% and higher commitment fees on the unused portion of our revolving credit facility of $0.5 million. These increases were partially offset by a decrease in interest expense of $1.9 million associated with our revolving credit facility due to a decrease in weighted-average borrowings based on daily balances of approximately $196.8 million compared to approximately $556.2 million during the first three months of 2015 and 2014, respectively, partially offset by a slightly higher weighted-average effective interest rate of approximately 2.6% during 2015 compared to approximately 2.3% in 2014, respectively.
Income Tax Expense
Income tax expense decreased $47.4 million due to lower pretax income and a lower effective tax rate. The effective tax rate for the first three months of 2015 and 2014 was 36.8% and 39.8%, respectively. The decrease in the effective tax rate is primarily due to a decrease in the blended state statutory tax rate as a result of changes in our state apportionment factors in states in which we operate.
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
Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets through the use of commodity derivatives. A committee that consists of members of senior management oversees our risk management activities. Our commodity derivatives generally cover a portion of our production and provide only partial price protection by limiting the benefit to us of increases in prices, while protecting us in the event of price declines. Further, if our counterparties defaulted, this protection might be limited as we might not receive the benefits of our commodity derivatives. Please read the discussion below as well as Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivative and risk management activities.
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
As of March 31, 2015, we had the following outstanding commodity derivatives:

				Collars				Swaps	Estimated Fair Value Asset (Liability) (In thousands)
				Floor		Ceiling
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average
Natural gas	53.4	Bcf	Apr. 2015 - Dec. 2015	$3.86 - $3.91	$3.87	$4.27 - $4.43	$4.35		$54,901
Natural gas	53.4	Bcf	Apr. 2015 - Dec. 2015					$3.92	61,915
Natural gas	31.2	Bcf	Apr. 2015 - Oct. 2015					$3.36	17,348
									$134,164
In the table above, natural gas prices are stated per Mcf.
The amounts set forth in the table above represent our derivative position at March 31, 2015 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first three months of 2015, natural gas collars with floor prices ranging from $3.86 to $3.91 per Mcf and ceiling prices ranging from $4.27 to $4.43 per Mcf covered 17.5 Bcf, or 11%, of natural gas production at an average price of $3.87 per Mcf. Natural gas swaps covered 22.7 Mcf, or 14%, of natural gas production at an average price of $4.08 per Mcf.
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
Fair Market Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amount reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.
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
We use available market data and valuation methodologies to estimate the fair value of debt. The carrying amounts and estimated fair values of debt are as follows:

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt	$1,877,000	$1,976,946	$1,752,000	$1,850,867
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
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.    Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The maximum number of remaining shares that may be purchased under the plan as of March 31, 2015 was 10.1 million.
ITEM 6.    Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Cabot Oil & Gas Corporation (Form 8-K dated March 12, 2015).

10.1	Amended and Restated Credit Agreement (Form 8-K dated April 23, 2015).

10.2	Form of Award Agreements under the 2014 Incentive Plan.
(a) 2015 Form of Restricted Stock Award Agreement (3 year graded).
(b) 2015 Form of Restricted Stock Award Agreement (3 year cliff).
(c) 2015 Form of Performance Share Award Agreement (Officers).
(d) 2015 Form of Hybrid Performance Share Award Agreement.
(e) 2015 Form of Performance Share Award Agreement (Employees).

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

CABOT OIL & GAS CORPORATION
(Registrant)

April 24, 2015	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 24, 2015	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 24, 2015	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)