Form 10-Q
period 2016-03-31
CABOT OIL & GAS CORP
filed 2016-05-03
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2016, there were 465,000,267 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$579,316	$514
Accounts receivable, net	100,871	120,229
Income taxes receivable	4,187	4,323
Inventories	15,948	17,049
Derivative instruments	18,994	—
Other current assets	1,371	2,671
Total current assets	720,687	144,786
Properties and equipment, net (Successful efforts method)	4,837,814	4,976,879
Equity method investments	117,178	103,517
Other assets	27,029	27,856
	$5,702,708	$5,253,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$147,994	$160,407
Current portion of long-term debt	20,000	20,000
Accrued liabilities	17,826	24,923
Interest payable	13,562	30,222
Total current liabilities	199,382	235,552
Postretirement benefits	36,244	35,293
Long-term debt, net	1,583,192	1,996,139
Deferred income taxes	780,295	807,236
Asset retirement obligations	130,795	143,606
Other liabilities	28,740	26,024
Total liabilities	2,758,648	3,243,850

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2016 and 2015, respectively
Issued — 474,892,215 shares and 423,768,593 shares in 2016 and 2015, respectively	47,489	42,377
Additional paid-in capital	1,711,233	721,997
Retained earnings	1,492,538	1,552,014
Accumulated other comprehensive income (loss)	(365)	(365)
Less treasury stock, at cost:
9,892,680 shares in 2016 and 2015, respectively	(306,835)	(306,835)
Total stockholders' equity	2,944,060	2,009,188
	$5,702,708	$5,253,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
OPERATING REVENUES
Natural gas	$227,578	$360,191
Crude oil and condensate	30,676	62,558
Gain (loss) on derivative instruments	18,994	34,123
Brokered natural gas	3,180	4,827
Other	1,513	3,066
	281,941	464,765
OPERATING EXPENSES
Direct operations	26,035	36,017
Transportation and gathering	109,652	121,235
Brokered natural gas	2,566	3,739
Taxes other than income	5,994	11,280
Exploration	6,383	8,732
Depreciation, depletion and amortization	161,887	175,497
General and administrative	28,376	22,529
	340,893	379,029
Earnings (loss) on equity method investments	2,009	1,421
Gain (loss) on sale of assets	1,354	138
INCOME (LOSS) FROM OPERATIONS	(55,589)	87,295
Interest expense	24,375	23,566
Income (loss) before income taxes	(79,964)	63,729
Income tax expense (benefit)	(28,770)	23,474
NET INCOME (LOSS)	$(51,194)	$40,255

Earnings (loss) per share
Basic	$(0.12)	$0.10
Diluted	$(0.12)	$0.10

Weighted-average common shares outstanding
Basic	431,841	413,344
Diluted	431,841	414,771

Dividends per common share	$0.02	$0.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,194)	$40,255
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	161,887	175,497
Deferred income tax expense (benefit)	(28,973)	15,081
(Gain) loss on sale of assets	(1,354)	(138)
Exploratory dry hole cost	—	162
(Gain) loss on derivative instruments	(18,994)	(34,123)
Net cash received (paid) in settlement of derivative instruments	—	37,685
Earnings of equity method investments	(2,009)	(1,421)
Amortization of debt issuance costs	1,191	1,267
Stock-based compensation	10,606	5,911
Changes in assets and liabilities:
Accounts receivable, net	19,358	49,615
Income taxes	233	8,979
Inventories	1,101	(61)
Other current assets	1,300	(192)
Accounts payable, accrued liabilities and interest payable	(31,292)	(29,629)
Other assets and liabilities	230	1,930
Stock-based compensation tax benefit	—	(3,437)
Net cash provided by operating activities	62,090	267,381

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(92,237)	(395,242)
Proceeds from sale of assets	49,828	3,081
Investment in equity method investments	(11,652)	(5,078)
Net cash used in investing activities	(54,061)	(397,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	90,000	382,000
Repayments of debt	(503,000)	(257,000)
Sale of common stock, net	995,278	—
Dividends paid	(8,282)	(8,263)
Stock-based compensation tax benefit	—	3,437
Capitalized debt issuance costs	(3,223)	—
Other	—	2,678
Net cash provided by financing activities	570,773	122,852

Net increase (decrease) in cash and cash equivalents	578,802	(7,006)
Cash and cash equivalents, beginning of period	514	20,954
Cash and cash equivalents, end of period	$579,316	$13,948

Supplemental non-cash transactions:
Change in accrued capital costs	$(549)	$(91,644)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K) filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported net income (loss).
Recently Adopted Accounting Pronouncements
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
Effective January 1, 2016, the Company adopted ASU No. 2015-03 as a change in accounting principle. The Condensed Consolidated Balance Sheet as of December 31, 2015 has been retrospectively adjusted to reflect the adoption of this guidance, resulting in a $8.9 million decrease in both other assets and long term debt related to the debt issuance costs on our senior notes. There was no impact to the Company’s Condensed Consolidated Statement of Operations or Statement of Cash Flows.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as a new Topic, Accounting Standards Codification Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, Accounting Standards Codification Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU can be adopted using a modified retrospective approach. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
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
Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations on such matters. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	March 31, 2016	December 31, 2015
Proved oil and gas properties	$7,483,181	$8,821,146
Unproved oil and gas properties	324,488	390,434
Gathering and pipeline systems	242,962	243,672
Land, building and other equipment	114,596	117,848
	8,165,227	9,573,100
Accumulated depreciation, depletion and amortization	(3,327,413)	(4,596,221)
	$4,837,814	$4,976,879
At March 31, 2016, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
In February 2016, the Company completed the divestiture of certain proved and unproved oil and gas properties in east Texas for approximately $55.9 million (subject to customary post close adjustments) and recognized a $1.4 million gain on sale of assets. The purchase price included a $6.3 million deposit that was received in the fourth quarter of 2015.
3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$90,345	$64,268	$13,172	$3,761	$103,517	$68,029
Contributions	6,250	3,000	5,402	2,078	11,652	5,078
Earnings (loss) on equity method investments	2,011	1,427	(2)	(6)	2,009	1,421
Balance at end of period	$98,606	$68,695	$18,572	$5,833	$117,178	$74,528
On April 22, 2016, Constitution announced that the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a section 401 Water Quality Certification (Certification) for the New York State portion of its proposed 124-mile route. Constitution stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the legality and appropriateness of NYDEC's decision.

In light of the denial of the Certification and the anticipated actions to challenge the decision, Constitution has revised its target in-service date to the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded. Constitution is evaluating the impacts of the denial of the certification on the project, and the Company is evaluating the impact on its investment in Constitution.

During 2016, the Company expects to contribute between approximately $30.0 million and $35.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Total Debt
7.33% weighted-average senior notes	$20,000	$20,000
6.51% weighted-average senior notes	425,000	425,000
9.78% senior notes	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	413,000
	$1,612,000	$2,025,000
Unamortized debt issuance costs	(8,808)	(8,861)
Total debt, net(1)	$1,603,192	$2,016,139

(1) Includes $20.0 million of current portion of long-term debt at March 31, 2016 and December 31, 2015, respectively.
At March 31, 2016, the Company was in compliance with all restrictive financial covenants, as amended, for both its revolving credit facility and senior notes. As of March 31, 2016, based on the Company's asset coverage and leverage ratios, there were no interest rate adjustments required for the Company's senior notes.
At March 31, 2016, the Company had no borrowings outstanding under its credit facility and had unused commitments of $1.8 billion. The Company’s weighted-average effective interest rates for the revolving credit facility for the three months ended March 31, 2016 and 2015 were approximately 2.3% and 2.6%, respectively.
Subsequent Event
The borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or sales of oil and gas properties. Effective April 19, 2016, the Company’s borrowing base was reduced from $3.4 billion to $3.2 billion. The maximum credit amount under the revolving credit facility remained unchanged at $1.8 billion; however, the available commitments were reduced to $1.6 billion.
5. Derivative Instruments and Hedging Activities
As of March 31, 2016, the Company had the following outstanding commodity derivatives:

				Collars				Swaps
				Floor		Ceiling
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average
Natural gas	52.0	Bcf	Apr. 2016 - Oct. 2016					$2.51
Crude oil	1.4	Mmbbl	Apr. 2016 - Dec. 2016	$38.00	$38.00	$47.10-$47.50	$47.28
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commodity contracts	Derivative instruments (current assets)	$18,994	$—	$—	$—
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	March 31, 2016	December 31, 2015
Derivative assets
Gross amounts of recognized assets	$18,994	$—
Gross amounts offset in the statement of financial position	—	—
Net amounts of assets presented in the statement of financial position	18,994	—
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$18,994	$—
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$—	$37,685
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	18,994	(3,562)
	$18,994	$34,123
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
Assets
Deferred compensation plan	$13,013	$—	$—	$13,013
Derivative instruments	—	15,347	3,647	18,994
Total assets	$13,013	$15,347	$3,647	$32,007
Liabilities
Deferred compensation plan	$25,144	$—	$—	$25,144
Total liabilities	$25,144	$—	$—	$25,144

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Deferred compensation plan	$12,921	$—	$—	$12,921
Total assets	$12,921	$—	$—	$12,921
Liabilities
Deferred compensation plan	$22,371	$—	$—	$22,371
Total liabilities	$22,371	$—	$—	$22,371
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$—	$85,958
Total gains (losses) (realized or unrealized):
Included in earnings	3,647	17,840
Included in other comprehensive income	—	—
Settlements	—	(20,473)
Transfers in and/or out of level 3	—	—
Balance at end of period	$3,647	$83,325

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$3,647	$(2,663)
There were no transfers between Level 1 and Level 2 fair value measurements for the three months ended March 31, 2016 and 2015.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were measured at fair value as of March 31, 2016 and 2015, additional disclosures were not required.
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
The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s senior notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of all senior notes and the revolving credit facility is based on interest rates currently available to the Company. The Company’s debt is valued using an income approach and classified as Level 3 in the fair value hierarchy.
The carrying amount and fair value of debt is as follows:

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt	$1,603,192	$1,506,177	$2,016,139	$1,839,530
Current maturities	(20,000)	(20,219)	(20,000)	(20,378)
Long-term debt	$1,583,192	$1,485,958	$1,996,139	$1,819,152
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Three Months Ended March 31, 2016
Balance at beginning of period	$145,606
Liabilities incurred	1,746
Liabilities settled	(53)
Liabilities divested	(16,353)
Accretion expense	1,849
Balance at end of period	$132,795
As of March 31, 2016 and December 31, 2015, approximately $2.0 million is included in accrued liabilities in the Condensed Consolidated Balance Sheet, which represents the current portion of the Company’s asset retirement obligation.
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
9. Capital Stock
On February 22, 2016, the Company entered into an underwriting agreement, pursuant to which the Company sold an aggregate of 44,000,000 shares of common stock at a price to the Company of $19.675 per share. On February 26, 2016, the Company received $865.7 million in net proceeds, after deducting underwriting discounts and commissions. On March 2, 2016, the Company sold an additional 6,600,000 shares of common stock as a result of the exercise of the underwriters’ option to purchase additional shares and received $129.9 million in net proceeds. These net proceeds were used for general corporate purposes, including repaying indebtedness under the Company’s revolving credit facility and funding a portion of our capital program.
10. Stock-based Compensation
General
Stock-based compensation expense in the first quarter of 2016 and 2015 was $10.6 million and $5.9 million, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
During the first three months of 2016, the Company recorded a shortfall of $2.0 million as a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for certain awards that vested during the period, resulting in a reduction of the Company's windfall tax benefit that is recorded in additional paid in capital in the Condensed Consolidated Balance Sheet. During the first three months of 2015, the Company realized a $3.4 million tax benefit related to the federal and state tax deductions in excess of book compensation cost for employee stock-based compensation. The Company is able to recognize a tax benefit only to the extent it reduces the Company’s income taxes payable.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first three months of 2016, 61,805 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $20.28 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted in 2016 commenced on January 1, 2016 and ends on December 31, 2018. The Company used an annual forfeiture rate assumption ranging from 0% to 5% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock.
Employee Performance Share Awards. During the first three months of 2016, 435,990 Employee Performance Share Awards were granted at a grant date value of $20.49 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company’s probability assessment at March 31, 2016, it is considered probable that the criteria for these awards will be met.

Hybrid Performance Share Awards. During the first three months of 2016, 271,938 Hybrid Performance Share Awards were granted at a grant date value of $20.49 per share. The 2016 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company’s probability assessment at March 31, 2016, it is considered probable that the criteria for these awards will be met.
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
TSR Performance Share Awards.  During the first three months of 2016, 407,907 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 17, 2016) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2016
Fair value per performance share award	$18.57	$5.40 - $11.24
Assumptions:
Stock price volatility	34.4%	36.1% - 51.9%
Risk free rate of return	0.9%	0.5% - 0.8%
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2016	2015
Weighted-average shares - basic	431,841	413,344
Dilution effect of stock appreciation rights and stock awards at end of period	—	1,427
Weighted-average shares - diluted	431,841	414,771

Weighted-average shares excluded from diluted EPS due to the anti-dilutive effect	700	401

12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2016	December 31, 2015
Accounts receivable, net
Trade accounts	$97,205	$116,772
Joint interest accounts	2,215	2,013
Other accounts	2,484	2,557
	101,904	121,342
Allowance for doubtful accounts	(1,033)	(1,113)
	$100,871	$120,229

Inventories
Tubular goods and well equipment	$14,186	$14,655
Natural gas in storage	1,762	2,364
Other accounts	—	30
	$15,948	$17,049

Other assets
Deferred compensation plan	$13,013	$12,921
Debt issuance costs	13,957	14,871
Other accounts	59	64
	$27,029	$27,856

Accounts payable
Trade accounts	$28,942	$30,038
Natural gas purchases	1,101	2,231
Royalty and other owners	69,776	75,106
Accrued capital costs	26,930	27,479
Taxes other than income	16,904	14,628
Other accounts	4,341	10,925
	$147,994	$160,407

Accrued liabilities
Employee benefits	$8,725	$13,870
Taxes other than income	6,104	5,073
Income taxes payable	97	—
Other accounts	2,900	5,980
	$17,826	$24,923

Other liabilities
Deferred compensation plan	$25,144	$22,371
Other accounts	3,596	3,653
	$28,740	$26,024
ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three month periods ended March 31, 2016 and 2015 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are as follows:

•	Equivalent production decreased 11.0 Bcfe, or 6%, from 171.4 Bcfe, or 1.9 Bcfe per day, in 2015 to 160.3 Bcfe, or 1.8 Bcfe per day, in 2016.

•	Natural gas production decreased 8.7 Bcf, or 5%, from 161.8 Bcf in 2015 to 153.1 Bcf in 2016, as a result of reduced drilling activity in Pennsylvania due to the current commodity price environment.

•
Crude oil/condensate/NGL production decreased 0.4 Mmbbls, or 25%, from 1.6 Mmbbls in 2015 to 1.2 Mmbbls in 2016, as a result of a decrease in drilling activity in south Texas due to the current commodity price environment.

•	Average realized natural gas price was $1.49 per Mcf, 39% lower than the $2.46 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $27.65 per Bbl, 37% lower than the $43.82 per Bbl realized in the comparable period of the prior year.

•	Drilled 10 gross wells (10.0 net) with a success rate of 100% compared to 43 gross wells (41.9 net) with a success rate of 100% for the comparable period of the prior year.

•	Total capital expenditures were $91.7 million compared to $303.4 million in the comparable period of the prior year.

•
Average rig count during 2016 was approximately 1.2 rigs in the Marcellus Shale and approximately 0.5 rigs in the Eagle Ford Shale, compared to an average rig count in the Marcellus Shale of approximately 4.7 rigs and approximately 3.4 rigs in the Eagle Ford Shale in the comparable period of the prior year.

•	In the first quarter of 2016, we completed a public offering of our common stock and received net proceeds of $995.6 million, after deducting underwriting discounts and commissions.
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
Commodity prices have continued to remain low or decline during 2016 compared to 2015. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge. However, following the $771.0 million and $114.9 million impairments recorded in the fourth quarter of 2014 and 2015, respectively, we do not believe that further impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, additional impairments of our oil and gas properties may be required.
We believe that we are well-positioned to manage the challenges presented in the lower commodity pricing environment, and that we can endure the current cyclical downturn in the oil and gas industry and the continued volatility in current and future commodity prices by:

•	Continuing to exercise discipline in our capital program by reducing our capital expenditures and number of wells drilled compared to the prior year.

•	Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.

•
Continuing to manage our balance sheet, including the recent issuance of common stock which allowed us to pay down the outstanding balance under our revolving credit facility, leaving us with sufficient availability under our revolving credit facility to meet our capital requirements and maintain compliance with our debt covenants.

•	Continuing to manage price risk by strategically hedging our natural gas and crude oil production.
Outlook
Our full year 2016 capital spending program includes approximately $325.0 million in capital expenditures related to our drilling program and contributions between approximately $30.0 million and $35.0 million to our equity method investments. All such expenditures are expected to be funded by existing cash, operating cash flow and if required, borrowings under our revolving credit facility.
We plan to drill approximately 30 gross wells (30.0 net) in 2016 compared to 142 gross wells (132.8 net) in 2015. We allocate our planned program for capital expenditures among our various operating areas based on market conditions, return expectations, availability of services and human resources. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly. As a result of sustained lower natural gas and crude oil prices expected in 2016, we reduced our budgeted capital expenditures compared to 2015. In addition, we plan to operate an average of approximately 1.3 rigs in 2016, a decrease from an average of approximately 5.4 rigs in 2015.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the three months ended March 31, 2016 were from funds generated from the sale of common stock, the sale of natural gas and crude oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), repayment of indebtedness under our revolving credit facility, interest payments and payment of dividends. See below for additional discussion and analysis of cash flow.
In the first quarter of 2016, we sold an aggregate of 50.6 million shares of common stock at a price of $19.675 per share and received $995.6 million in net proceeds, after deducting underwriting discounts and commissions. These net proceeds were used for general corporate purposes, including repaying indebtedness under our revolving credit facility and funding a portion of our capital program.
Our borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or sales of oil and gas properties. Effective April 19, 2016, our borrowing base was reduced from $3.4 billion to $3.2 billion. The maximum credit amount under the revolving credit facility remain unchanged at $1.8 billion; however, the available commitments were reduced to $1.6 billion. We do not believe these reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with the proceeds received from our recent equity offering, internally generated cash flow and availability under our revolving credit facility, we have the capacity to finance our spending plans.
We were in compliance with all restrictive financial covenants, as amended, for both the revolving credit facility and senior notes as of March 31, 2016. As of March 31, 2016, based on our asset coverage and leverage ratios, there were no interest rate adjustments required for our senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.

Cash Flows
Our cash flows from operations, investing activities and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows provided by operating activities	$62,090	$267,381
Cash flows used in investing activities	(54,061)	(397,239)
Cash flows provided by financing activities	570,773	122,852
Net increase (decrease) in cash and cash equivalents	$578,802	$(7,006)
Operating Activities.  Operating cash flow fluctuations are substantially driven by commodity prices and changes in our production volumes and operating expenses. Prices for natural gas and crude oil have historically been volatile, primarily as a result of supply and demand for natural gas and crude oil, pipeline infrastructure constraints and seasonal influences. In addition, fluctuations in cash flow may result in an increase or decrease in our capital expenditures. See “Results of Operations” for a review of the impact of prices and volumes on revenues.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, the issuance of common stock and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2016 and December 31, 2015, we had a working capital surplus (deficit) of $521.3 million and $(90.8) million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements.
Net cash provided by operating activities in the first three months of 2016 decreased by $205.3 million over the first three months of 2015. This decrease was primarily due to lower operating revenues and unfavorable changes in working capital and other assets and liabilities, partially offset by lower operating expenses (excluding non-cash expenses). The decrease in operating revenues was primarily due to a decrease in realized natural gas and crude oil prices and a decrease in equivalent production. Average realized natural gas and crude oil prices decreased by 39% and 37%, respectively, for the first three months of 2016 compared to the first three months of 2015. Equivalent production decreased by 6% for the first three months of 2016 compared to the first three months of 2015 due to lower natural gas production in the Marcellus Shale and lower oil production in the Eagle Ford Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $343.2 million for the first three months of 2016 compared to the first three months of 2015. The decrease was due to $303.0 million lower capital expenditures, $46.7 million higher proceeds from the sale of assets, partially offset by $6.6 million higher capital contributions associated with our equity method investments.
Financing Activities. Cash flows provided by financing activities increased by $447.9 million for the first three months of 2016 compared to the first three months of 2015. This increase was primarily due to $1.0 billion of net of proceeds related to the issuance of common stock, partially offset by $538.0 million of lower net borrowings due to the repayment of the outstanding balance on our revolving credit facility, higher capitalized debt issuance costs of $3.2 million related to the amendment of our revolving credit facility in December 2015, a decrease of $3.4 million in tax benefits associated with our stock-based compensation and a decrease of $2.6 million in other items.

Capitalization
Information about our capitalization is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Debt	$1,603,192	$2,016,139
Stockholders' equity	2,944,060	2,009,188
Total capitalization	$4,547,252	$4,025,327
Debt to total capitalization	35%	50%
Cash and cash equivalents	$579,316	$514
During the three months ended March 31, 2016 and 2015, we paid dividends of $8.3 million ($0.02 per share) on our common stock, respectively.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year. In 2016, our budgeted capital expenditures are expected to exceed cash flows from operations, requiring us to fund a portion of our capital through cash on hand, and if required, borrowings under our revolving credit facility.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In thousands)	2016	2015
Capital expenditures
Drilling and facilities	$90,913	$293,501
Leasehold acquisitions	344	9,415
Property acquisitions	—	151
Pipeline and gathering	269	186
Other	162	183
	91,688	303,436
Exploration expenditures	6,383	8,732
Total	$98,071	$312,168

For the full year of 2016, we plan to drill approximately 30 gross wells (30.0 net). In 2016, our drilling program includes approximately $325.0 million in total capital expenditures compared to $773.5 million in 2015. See “Financial and Operating Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly. Due to the current commodity price environment, our overall capital spending in 2016 is expected to be lower than our expenditures in 2015.
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
Recently Adopted Accounting Pronouncements
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
Effective January 1, 2016, we adopted ASU No. 2015-03 as a change in accounting principle. The Condensed Consolidated Balance Sheet as of December 31, 2015 has been retrospectively adjusted to reflect the adoption of this guidance, resulting in a $8.9 million decrease in both other assets and long term debt related to the debt issuance costs on our senior notes. There was no impact to our Condensed Consolidated Statement of Operations or Statement of Cash Flows.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as a new Topic, Accounting Standards Codification Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, Accounting Standards Codification Topic 842. The new lease guidance supercedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU can be adopted using a modified retrospective approach. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.
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

Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations on such matters. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.
Results of Operations
First Three Months of 2016 and 2015 Compared
We reported a net loss in the first three months of 2016 of $51.2 million, or $0.12 per share, compared to net income of $40.3 million, or $0.10 per share, in the first three months of 2015. The decrease in net income was due to lower operating revenues and higher interest expense, partially offset by lower operating expenses and income taxes and higher gain on sale of assets and earnings on equity method investments.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
Revenue Variances (In thousands)	2016	2015	Amount	Percent
Natural gas	$227,578	$360,191	$(132,613)	(37)%
Crude oil and condensate	30,676	62,558	(31,882)	(51)%
Gain (loss) on derivative instruments	18,994	34,123	(15,129)	(44)%
Brokered natural gas	3,180	4,827	(1,647)	(34)%
Other	1,513	3,066	(1,553)	(51)%
	$281,941	$464,765	$(182,824)	(39)%

	Three Months Ended March 31,		Variance		Increase (Decrease) (In thousands)
	2016	2015	Amount	Percent
Price Variances
Natural gas	$1.49	$2.23	$(0.74)	(33)%	$(113,212)
Crude oil and condensate	$27.65	$43.82	$(16.17)	(37)%	(17,947)
Total					$(131,159)
Volume Variances
Natural gas (Bcf)	153.1	161.8	(8.7)	(5)%	$(19,401)
Crude oil and condensate (Mbbl)	1,110	1,428	(318)	(22)%	(13,935)
Total					$(33,336)

Natural Gas Revenues
The decrease in natural gas revenues of $132.6 million was due to lower natural gas prices and lower production due to reduced drilling activity in Pennsylvania due to the current commodity price environment.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $31.9 million was due to lower crude oil prices and lower production. The decrease in production was as a result of a decrease in drilling activity in south Texas due to the current commodity price environment.

Impact of Derivative Instruments on Operating Revenues

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$—	$37,685
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	18,994	(3,562)
	$18,994	$34,123
Brokered Natural Gas

	Three Months Ended March 31,				Variance		Price and Volume Variances (In thousands)
	2016		2015		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.20		$3.29	$(1.09)	(33)%	$(1,573)
Volume brokered (Mmcf)	x	1,443	x	1,468	(25)	(2)%	(74)
Brokered natural gas (In thousands)		$3,180		$4,827			$(1,647)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$1.78		$2.55	$(0.77)	(30)%	$1,109
Volume brokered (Mmcf)	x	1,443	x	1,468	(25)	(2)%	64
Brokered natural gas (In thousands)		$2,566		$3,739			$1,173

Brokered natural gas margin (In thousands)		$614		$1,088			$(474)
The $0.5 million decrease in brokered natural gas margin is a result of a decrease in sales price that outpaced the decrease in purchase price.
Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2016	2015	Amount	Percent
Operating and Other Expenses
Direct operations	$26,035	$36,017	$(9,982)	(28)%
Transportation and gathering	109,652	121,235	(11,583)	(10)%
Brokered natural gas	2,566	3,739	(1,173)	(31)%
Taxes other than income	5,994	11,280	(5,286)	(47)%
Exploration	6,383	8,732	(2,349)	(27)%
Depreciation, depletion and amortization	161,887	175,497	(13,610)	(8)%
General and administrative	28,376	22,529	5,847	26%
	$340,893	$379,029	$(38,136)	(10)%

Earnings (loss) on equity method investments	$2,009	$1,421	$588	41%
Gain (loss) on sale of assets	1,354	138	1,216	(881)%
Interest expense	24,375	23,566	809	3%
Income tax (benefit) expense	(28,770)	23,474	(52,244)	(223)%

Total costs and expenses from operations decreased by $38.1 million, or 10%, in the first three months of 2016 compared to the same period of 2015. The primary reasons for this fluctuation are as follows:

•	Direct operations decreased $10.0 million largely due to lower production, improved operational efficiencies, cost reductions from suppliers, and lower workover costs in 2016 compared to 2015.

•
Transportation and gathering decreased $11.6 million due to lower throughput as a result of lower Marcellus Shale production and the release of certain capacity to third parties, partially offset by higher transportation rates and the commencement of various transportation and gathering agreements in the Marcellus Shale throughout 2015.

•	Brokered natural gas decreased $1.2 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $5.3 million due to $3.5 million lower production taxes due to lower natural gas and crude oil prices and production and the receipt of a production tax refund of $1.9 million. Drilling impact fees also decreased $1.9 million as a result of reduced drilling activities in the Marcellus Shale and lower rates due to a decrease in natural gas prices.

•
Exploration expense decreased $2.3 million as a result of a decrease in charges related to the release of certain drilling rig contracts in south Texas. In the first three months of 2016, we recorded a charge of $3.2 million compared to $5.1 million in the first three months of 2015.

•
Depreciation, depletion and amortization decreased $13.6 million, of which $10.7 million was due to lower equivalent production volumes and $4.8 million was due to a lower DD&A rate of $0.94 per Mcfe for the first three months of 2016 compared to $0.97 per Mcfe for the first three months of 2015. The lower DD&A rate was primarily due to lower cost reserve additions associated with our Marcellus Shale drilling program and the impairment charge recorded in the fourth quarter of 2015 associated with higher DD&A rate fields. In addition, amortization of unproved properties increased $1.5 million as a result of ongoing evaluation of our unproved properties.

•
General and administrative increased $5.8 million due to higher stock-based compensation expense of $4.6 million primarily due to an increase in the Company's stock price during the first three months of 2016 compared to the first three months of 2015 and $1.6 million higher legal expenses. The remaining increases and decreases in other expenses were not individually significant.

Interest Expense
Interest expense increased $0.8 million due to an increase in weighted-average borrowings associated with our revolving credit facility based on daily balances of approximately $356.6 million and approximately $196.8 million during the first three months of 2016 and 2015, respectively. Interest rates under our revolving credit facility were relatively flat quarter over quarter.
Income Tax (Benefit) Expense
Income tax expense decreased $52.2 million due to lower pretax income and a lower effective tax rate. The effective tax rate for the first three months of 2016 and 2015 was 36.0% and 36.8%, respectively.
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
As of March 31, 2016, we had the following outstanding commodity derivatives:

				Collars				Swaps
				Floor		Ceiling			Estimated Fair Value Asset (Liability) (In thousands)
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average
Natural gas	52.0	Bcf	Apr. 2016 - Oct. 2016					2.51	$18,623
Crude oil	1.4	Mmbbl	Apr. 2016 - Dec. 2016	$38.00	$38.00	$47.10-$47.50	$47.28		$387
									$19,010
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth in the table above represent our derivative position at March 31, 2016 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt	$1,603,192	$1,506,177	$2,016,139	$1,839,530
Current maturities	(20,000)	(20,219)	(20,000)	(20,378)
Long-term debt, excluding current maturities	$1,583,192	$1,485,958	$1,996,139	$1,819,152

(1) Excludes debt issuance cost of $8.8 million and $8.9 million at March 31, 2016 and December 31, 2015, respectively.
ITEM 4.    Controls and Procedures
As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
ITEM 1A.    Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The maximum number of remaining shares that may be purchased under the plan as of March 31, 2016 was 10.1 million shares.

ITEM 6.    Exhibits

Exhibit Number	Description

4.1	Note Purchase Agreement dated as of July 16, 2008 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K for July 16, 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016.

4.2	Note Purchase Agreement dated as of December 1, 2008 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016.

4.3	Note Purchase Agreement dated as of December 30, 2010 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2010).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016.

4.4	Note Purchase Agreement dated as of September 18, 2014 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K for September 24, 2014).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016.

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

May 3, 2016	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2016	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 3, 2016	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)