Form 10-Q
period 2016-06-30
CABOT OIL & GAS CORP
filed 2016-07-29
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2016, there were 465,148,234 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$517,490	$514
Accounts receivable, net	118,048	120,229
Income taxes receivable	4,187	4,323
Inventories	14,985	17,049
Other current assets	4,528	2,671
Total current assets	659,238	144,786
Properties and equipment, net (Successful efforts method)	4,762,680	4,976,879
Equity method investments	123,623	103,517
Other assets	24,929	27,856
	$5,570,470	$5,253,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$142,501	$160,407
Current portion of long-term debt	20,000	20,000
Accrued liabilities	19,344	24,923
Interest payable	28,144	30,222
Derivative instruments	18,501	—
Total current liabilities	228,490	235,552
Long-term debt, net	1,519,849	1,996,139
Deferred income taxes	745,085	807,236
Asset retirement obligations	133,066	143,606
Postretirement benefits	36,937	35,293
Other liabilities	29,444	26,024
Total liabilities	2,692,871	3,243,850

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2016 and 2015, respectively
Issued — 475,040,914 shares and 423,768,593 shares in 2016 and 2015, respectively	47,504	42,377
Additional paid-in capital	1,716,933	721,997
Retained earnings	1,420,328	1,552,014
Accumulated other comprehensive income (loss)	(331)	(365)
Less treasury stock, at cost:
9,892,680 shares in 2016 and 2015, respectively	(306,835)	(306,835)
Total stockholders' equity	2,877,599	2,009,188
	$5,570,470	$5,253,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
OPERATING REVENUES
Natural gas	$223,232	$224,806	$450,811	$584,997
Crude oil and condensate	46,156	81,233	76,833	143,791
Gain (loss) on derivative instruments	(27,184)	(6,819)	(8,190)	27,304
Brokered natural gas	2,596	3,813	5,776	8,640
Other	2,016	3,264	3,527	6,330
	246,816	306,297	528,757	771,062
OPERATING EXPENSES
Direct operations	26,477	36,112	52,513	72,129
Transportation and gathering	107,560	98,295	217,213	219,531
Brokered natural gas	2,021	2,885	4,587	6,624
Taxes other than income	8,973	11,611	14,967	22,891
Exploration	3,738	5,298	10,121	14,030
Depreciation, depletion and amortization	147,533	152,513	309,420	328,009
General and administrative	20,247	19,978	48,621	42,507
	316,549	326,692	657,442	705,721
Earnings (loss) on equity method investments	(73)	1,512	1,935	2,933
Gain (loss) on sale of assets	(878)	(79)	477	59
INCOME (LOSS) FROM OPERATIONS	(70,684)	(18,962)	(126,273)	68,333
Loss on debt extinguishment	4,709	—	4,709	—
Interest expense	21,963	24,168	46,338	47,734
Income (loss) before income taxes	(97,356)	(43,130)	(177,320)	20,599
Income tax expense (benefit)	(34,446)	(15,622)	(63,216)	7,852
NET INCOME (LOSS)	$(62,910)	$(27,508)	$(114,104)	$12,747

Earnings (loss) per share
Basic	$(0.14)	$(0.07)	$(0.25)	$0.03
Diluted	$(0.14)	$(0.07)	$(0.25)	$0.03

Weighted-average common shares outstanding
Basic	465,068	413,713	448,455	413,530
Diluted	465,068	413,713	448,455	414,878

Dividends per common share	$0.02	$0.02	$0.04	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(114,104)	$12,747
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	309,420	328,009
Deferred income tax expense (benefit)	(64,294)	7,160
(Gain) loss on sale of assets	(477)	(59)
Exploratory dry hole cost	18	178
(Gain) loss on derivative instruments	8,190	(27,304)
Net cash received (paid) in settlement of derivative instruments	11,305	88,730
Earnings on equity method investments	(1,935)	(2,933)
Amortization of debt issuance costs	2,692	2,337
Stock-based compensation and other	17,963	14,535
Changes in assets and liabilities:
Accounts receivable, net	2,118	99,897
Income taxes	516	(2,184)
Inventories	1,362	(6,397)
Other current assets	(1,858)	(2,953)
Accounts payable, accrued liabilities and interest payable	(24,318)	(65,023)
Other assets and liabilities	646	(2,663)
Stock-based compensation tax benefit	—	(5,486)
Net cash provided by operating activities	147,244	438,591

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(159,399)	(645,092)
Acquisitions	—	(16,300)
Proceeds from sale of assets	49,828	3,002
Investment in equity method investments	(18,171)	(10,114)
Net cash used in investing activities	(127,742)	(668,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	90,000	642,000
Repayments of debt	(567,000)	(399,000)
Sale of common stock, net	995,279	—
Dividends paid	(17,582)	(16,537)
Stock-based compensation tax benefit	—	5,486
Capitalized debt issuance costs	(3,223)	(7,838)
Other	—	79
Net cash provided by financing activities	497,474	224,190

Net increase (decrease) in cash and cash equivalents	516,976	(5,723)
Cash and cash equivalents, beginning of period	514	20,954
Cash and cash equivalents, end of period	$517,490	$15,231

Supplemental non-cash transactions:
Change in accrued capital costs	$3,167	$(134,875)
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
Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholder's equity, net income (loss) or cash flows.
Recently Adopted Accounting Pronouncements
Debt Issuance Costs. In March 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The update provides authoritative guidance for debt issuance costs related to line-of-credit arrangements, noting the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for interim and annual periods beginning after December 15, 2015.
Effective January 1, 2016, the Company adopted ASU No. 2015-03 as a change in accounting principle. The Condensed Consolidated Balance Sheet as of December 31, 2015 has been retrospectively adjusted to reflect the adoption of this guidance, resulting in a decrease of $8.9 million in both other assets and long term debt related to the debt issuance costs on our senior notes. There was no impact to the Company’s Condensed Consolidated Statement of Operations or Statement of Cash Flows.
Recently Issued Accounting Pronouncements
Stock-based Compensation. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as an amendment to Accounting Standards Codification (ASC) Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, Accounting Standards Codification Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU can be adopted using a modified retrospective approach. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 by one year, making the new standard effective for interim and annual periods beginning after December 15, 2017. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations on such matters. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying performance obligations and licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope improvements and practical expedients, which addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	June 30, 2016	December 31, 2015
Proved oil and gas properties	$7,543,345	$8,821,146
Unproved oil and gas properties	325,857	390,434
Gathering and pipeline systems	191,848	243,672
Land, building and other equipment	80,397	117,848
	8,141,447	9,573,100
Accumulated depreciation, depletion and amortization	(3,378,767)	(4,596,221)
	$4,762,680	$4,976,879
At June 30, 2016, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
In February 2016, the Company completed the divestiture of certain proved and unproved oil and gas properties in east Texas for approximately $56.4 million and recognized a $0.5 million gain on sale of assets. The purchase price included a $6.3 million deposit that was received in the fourth quarter of 2015.
3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$90,345	$64,268	$13,172	$3,761	$103,517	$68,029
Contributions	6,800	6,000	11,371	4,114	18,171	10,114
Earnings (loss) on equity method investments	1,937	2,955	(2)	(22)	1,935	2,933
Balance at end of period	$99,082	$73,223	$24,541	$7,853	$123,623	$81,076

During 2016, the Company expects to contribute between approximately $30.0 million and $35.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Constitution
On April 22, 2016, Constitution announced that the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a section 401 Water Quality Certification (Certification) for the New York State portion of its proposed 124-mile route. During second quarter of 2016, Constitution filed legal actions in the U.S Court of Appeals for the Second Circuit and the U.S District Court for the Northern District of New York challenging the legality and appropriateness of the NYSDEC’s decision. Both courts have granted Constitution's motions to expedite the schedules for the legal actions.
Constitution stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the NYSDEC’s decision. In light of the denial of the Certification and ongoing litigation, Constitution has revised its target in-service date to the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded.
In light of the NYSDEC’s denial and resulting litigation, during the second quarter of 2016, the Company evaluated its investment in Constitution for other-than-temporary impairment (OTTI) and as of June 30, 2016, does not believe there is an indication of an OTTI. The Company’s evaluation considered various factors, including but not limited to prior Federal Energy Regulatory Commission (FERC) approval and the related economic viability of the project, legal actions filed by Constitution and the expected duration of the legal proceedings, which are at very early stages, and the other members’ commitment to the project. To the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is no longer viable or elects to not go forward as legal and regulatory actions progress, the Company will reevaluate the facts and circumstances relative to its conclusions with respect to OTTI. In the event that facts and circumstances change, the Company may be required to recognize an impairment charge up to its investment value at such time, net of any cash and working capital held by Constitution. The Company will continue to monitor the carrying value of its investment as required.
At this time, the Company remains committed to funding the project in an amount in proportion to its ownership interest for the development and construction of the new pipeline. The Company's total contributions for this project are expected to be approximately $240.0 million. As of June 30, 2016, the Company has made contributions of approximately $86.4 million since inception of the project.

4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Total Debt
7.33% weighted-average senior notes	$20,000	$20,000
6.51% weighted-average senior notes	361,000	425,000
9.78% senior notes	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	413,000
	1,548,000	2,025,000
Unamortized debt issuance costs	(8,151)	(8,861)
Total debt, net(1)	$1,539,849	$2,016,139

(1) Includes $20.0 million of current portion of long-term debt at June 30, 2016 and December 31, 2015, respectively.
The borrowing base under the terms of the Company's revolving credit facility is redetermined annually in April. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 19, 2016, the Company’s borrowing base was reduced from $3.4 billion to $3.2 billion. The maximum credit amount under the revolving credit facility remained unchanged at $1.8 billion; however, the available commitments were reduced to $1.6 billion at the time of the redetermination.
In May 2016, the Company repurchased $64.0 million principal amount of its 6.51% weighted-average senior notes for approximately $68.3 million. A $4.7 million extinguishment loss was recognized in the second quarter of 2016 associated with the premium paid and the write-off of a portion of the associated deferred financing costs due to early repayment. As a result of the repurchase of these senior notes, the available commitments under the revolving credit facility increased to $1.7 billion and remained at that level as of June 30, 2016.
At June 30, 2016, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes. As of June 30, 2016, based on the Company's asset coverage and leverage ratios, there were no interest rate adjustments required for the Company's senior notes.
At June 30, 2016, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion. There were no borrowings under the revolving credit facility during the three months ended June 30, 2016. The Company’s weighted-average effective interest rate for the revolving credit facility for the three months ended June 30, 2015 was approximately 2.2% and for the six months ended June 30, 2016 and 2015 was approximately 2.3%.
5. Derivative Instruments and Hedging Activities
As of June 30, 2016, the Company had the following outstanding commodity derivatives:

				Collars					Basis Swaps
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas	29.9	Bcf	Jul. 2016 - Oct. 2016					$2.51
Natural gas	14.2	Bcf	Jan. 2018 - Dec. 2019						$0.42
Crude oil	0.9	Mmbbl	Jul. 2016 - Dec. 2016	$—	$38.00	$47.10-$47.50	$47.28
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Liabilities
(In thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015
Commodity contracts	Derivative instruments (current)	$18,501	$—
Commodity contracts	Other liabilities (non-current)	994	—
		$19,495	$—
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	June 30, 2016	December 31, 2015
Derivative liabilities
Gross amounts of recognized liabilities	$19,495	$—
Gross amounts offset in the statement of financial position	—	—
Net amounts of liabilities presented in the statement of financial position	19,495	—
Gross amounts of financial instruments not offset in the statement of financial position	236	—
Net amount	$19,731	$—

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$11,305	$51,045	$11,305	$88,730
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(38,489)	(57,864)	(19,495)	(61,426)
	$(27,184)	$(6,819)	$(8,190)	$27,304
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016
Assets
Deferred compensation plan	$11,760	$—	$—	$11,760
Total assets	$11,760	$—	$—	$11,760
Liabilities
Deferred compensation plan	$24,522	$—	$—	$24,522
Derivative instruments	—	11,189	8,306	19,495
Total liabilities	$24,522	$11,189	$8,306	$44,017

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Deferred compensation plan	$12,921	$—	$—	$12,921
Total assets	$12,921	$—	$—	$12,921
Liabilities
Deferred compensation plan	$22,371	$—	$—	$22,371
Total liabilities	$22,371	$—	$—	$22,371
The Company’s investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s counterparties. Such quotes have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. Estimates are verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank. The Company has not incurred any losses related to non-

performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of period	$—	$85,958
Total gain (loss) included in earnings	(6,499)	12,662
Settlement (gain) loss	(1,807)	(50,622)
Transfers in and/or out of level 3	—	—
Balance at end of period	$(8,306)	$47,998

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(8,306)	$(37,961)
There were no transfers between Level 1 and Level 2 fair value measurements for the six months ended June 30, 2016 and 2015.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were measured at fair value as of June 30, 2016 and December 31, 2015, additional disclosures were not required.
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

The carrying amount and fair value of debt is as follows:

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,539,849	$1,519,226	$2,016,139	$1,839,530
Current maturities	(20,000)	(20,060)	(20,000)	(20,378)
Long-term debt, excluding current maturities	$1,519,849	$1,499,166	$1,996,139	$1,819,152
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Six Months Ended June 30, 2016
Balance at beginning of period	$145,606
Liabilities incurred	2,389
Liabilities settled	(135)
Liabilities divested	(16,353)
Accretion expense	3,559
Balance at end of period	$135,066
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
9. Capital Stock
On February 22, 2016, the Company entered into an underwriting agreement, pursuant to which the Company sold an aggregate of 44,000,000 shares of common stock at a price to the Company of $19.675 per share. On February 26, 2016, the Company received $865.7 million in net proceeds, after deducting underwriting discounts and commissions. On March 2, 2016, the Company sold an additional 6,600,000 shares of common stock as a result of the exercise of the underwriters’ option to purchase additional shares and received $129.9 million in net proceeds. These net proceeds were used for general corporate purposes, including repaying indebtedness under the Company’s revolving credit facility and senior notes and funding a portion of our capital program.

10. Stock-based Compensation
General
From time to time the Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $7.3 million and $8.6 million in the second quarter of 2016 and 2015, respectively, and $17.9 million and $14.5 million during the first six months of 2016 and 2015, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
During the first six months of 2016, the Company recorded a shortfall of $2.1 million as a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for certain awards that vested during the period, resulting in a reduction of the Company's windfall tax benefit that is recorded in additional paid in capital in the Condensed Consolidated Balance Sheet. During the first six months of 2015, the Company realized a $5.5 million tax benefit related to the federal and state tax deductions in excess of book compensation cost for employee stock-based compensation. The Company is able to recognize a tax benefit only to the extent it reduces the Company’s income taxes payable.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first six months of 2016, 64,928 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $20.41 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted in 2016 commenced on January 1, 2016 and ends on December 31, 2018. The Company used an annual forfeiture rate assumption ranging from 0% to 5% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at June 30, 2016, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first six months of 2016, 435,990 Employee Performance Share Awards were granted at a grant date value of $20.49 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first six months of 2016, 271,938 Hybrid Performance Share Awards were granted at a grant date value of $20.49 per share. The 2016 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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

TSR Performance Share Awards.  During the first six months of 2016, 407,907 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 17, 2016) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2016
Fair value per performance share award	$18.57	$7.03 - $10.79
Assumptions:
Stock price volatility	34.4%	37.4% - 49.8%
Risk free rate of return	0.9%	0.4% - 0.7%
11. Earnings per Common Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock appreciation rights were exercised and stock awards were vested at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that which are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Weighted-average shares - basic	465,068	413,713	448,455	413,530
Dilution effect of stock appreciation rights and stock awards at end of period	—	—	—	1,348
Weighted-average shares - diluted	465,068	413,713	448,455	414,878
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	1,569	1,655	1,168	—
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	1	827	400
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect	1,569	1,656	1,995	400

12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	June 30, 2016	December 31, 2015
Accounts receivable, net
Trade accounts	$115,463	$116,772
Joint interest accounts	1,517	2,013
Other accounts	2,211	2,557
	119,191	121,342
Allowance for doubtful accounts	(1,143)	(1,113)
	$118,048	$120,229

Inventories
Tubular goods and well equipment	$13,038	$14,685
Natural gas in storage	1,947	2,364
	$14,985	$17,049

Other assets
Deferred compensation plan	$11,760	$12,921
Debt issuance costs	13,113	14,871
Other accounts	56	64
	$24,929	$27,856

Accounts payable
Trade accounts	$23,573	$30,038
Natural gas purchases	1,446	2,231
Royalty and other owners	73,153	75,106
Accrued capital costs	30,646	27,479
Taxes other than income	6,078	14,628
Other accounts	7,605	10,925
	$142,501	$160,407

Accrued liabilities
Employee benefits	$6,670	$13,870
Taxes other than income	9,299	5,073
Income taxes payable	380	—
Asset retirement obligations	2,000	2,000
Other accounts	995	3,980
	$19,344	$24,923

Other liabilities
Deferred compensation plan	$24,522	$22,371
Derivative instruments	994	—
Other accounts	3,928	3,653
	$29,444	$26,024

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and six month periods ended June 30, 2016 and 2015 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 are as follows:

•	Equivalent production increased 2.7 Bcfe, or 1%, from 309.4 Bcfe, or 1.7 Bcfe per day, in 2015 to 312.1 Bcfe, or 1.7 Bcfe per day, in 2016.

•
Natural gas production increased 7.2 Bcf, or 2%, from 290.2 Bcf in 2015 to 297.4 Bcf in 2016, as a result of drilling and completion activity in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas.

•
Crude oil/condensate/NGL production decreased 0.8 Mmbbls, or 23%, from 3.2 Mmbbls in 2015 to 2.5 Mmbbls in 2016, as result of a decrease in drilling activity in south Texas due to the current commodity price environment.

•	Average realized natural gas price was $1.55 per Mcf, 33% lower than the $2.32 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $34.06 per Bbl, 32% lower than the $50.00 per Bbl realized in the comparable period of the prior year.

•	Drilled 17 gross wells (17.0 net) with a success rate of 100% compared to 87 gross wells (78.5 net) with a success rate of 100% for the comparable period of the prior year.

•	Total capital expenditures were $162.5 million compared to $526.3 million in the comparable period of the prior year.

•
Average rig count during 2016 was approximately 1.1 rigs in the Marcellus Shale and approximately 0.2 rigs in the Eagle Ford Shale, compared to an average rig count in the Marcellus Shale of approximately 4.0 rigs and approximately 2.7 rigs in the Eagle Ford Shale in 2015.

•	In the first quarter of 2016, we completed a public offering of our common stock and received net proceeds of $995.6 million, after deducting underwriting discounts and commissions.

•	In the first quarter of 2016, we received proceeds of $49.8 million primarily related to the divestiture of certain proved and unproved oil and gas properties in east Texas.

•	In the second quarter of 2016, we repurchased $64.0 million principal amount of our 6.51% weighted-average senior notes for approximately $68.3 million.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors. In addition, our realized prices are further impacted by our hedging activities. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. Location differentials have increased in certain regions, such as in the Appalachian region, resulting in further declines in natural gas prices. We expect natural gas and crude oil prices to remain volatile. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.

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
Commodity prices have remained volatile but have slightly improved during the second quarter of 2016 compared to fourth quarter of 2015. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge. Following the $771.0 million and $114.9 million impairments recorded in the fourth quarter of 2014 and 2015, respectively, and the slight improvement on commodity prices since the fourth quarter of 2015, we do not believe that further impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, additional impairments of our oil and gas properties may be required.
We believe that we are well-positioned to manage the challenges presented in the current commodity pricing environment, and that we can endure the current cyclical downturn in the oil and gas industry and the continued volatility in current and future commodity prices by:

•	Continuing to exercise discipline in our capital program by reducing our capital expenditures and number of wells drilled compared to the prior year.

•	Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.

•
Continuing to manage our balance sheet, including the recent issuance of common stock in February 2016 which allowed us to pay down the outstanding balance under our revolving credit facility and certain of our senior notes, leaving us with sufficient availability under our revolving credit facility to meet our capital requirements and maintain compliance with our debt covenants.

•	Continuing to manage price risk by strategically hedging our natural gas and crude oil production.
Outlook
As a result of sustained lower natural gas and crude oil prices expected in 2016, we reduced our budgeted capital expenditures compared to 2015. Our full year 2016 capital spending program includes approximately $345.0 million in capital expenditures related to our drilling program and contributions between approximately $30.0 million and $35.0 million to our equity method investments. All such expenditures are expected to be funded by existing cash, operating cash flow and if required, borrowings under our revolving credit facility.
In 2016, we plan to drill approximately 30 gross wells (30.0 net) compared to 142 gross wells (132.8 net) in 2015. In 2016, we plan to operate an average of approximately 1.3 rigs, a decrease from an average of approximately 5.4 rigs in 2015. We allocate our planned program for capital expenditures among our various operating areas based on market conditions, return expectations, availability of services and human resources. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the six months ended June 30, 2016 were from funds generated from the sale of common stock, the sale of natural gas and crude oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), repayment of indebtedness under our revolving credit facility and certain of our senior notes, interest payments and payment of dividends. See below for additional discussion and analysis of cash flow.
In the first quarter of 2016, we sold an aggregate of 50.6 million shares of common stock at a price of $19.675 per share and received $995.6 million in net proceeds, after deducting underwriting discounts and commissions. These net proceeds were used for general corporate purposes, including repaying indebtedness under our revolving credit facility and certain of our senior notes and funding a portion of our capital program.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April . In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 19, 2016, our borrowing base was reduced from $3.4 billion to $3.2 billion. The maximum credit amount under the revolving credit facility remain unchanged at $1.8 billion; however, the available commitments were reduced to $1.6 billion at the time of redetermination. We do not believe these reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
In May 2016, we repurchased $64.0 million principal amount of our 6.51% weighted-average senior notes for approximately $68.3 million. A $4.7 million extinguishment loss was recognized in the second quarter of 2016 associated with the premium paid and the write-off of a portion of the associated deferred financing costs due to early repayment. As a result of the repurchase of these senior notes, the available commitments under the revolving credit facility increased to $1.7 billion and remained at that level as of June 30, 2016.
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
At June 30, 2016, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. As of June 30, 2016, based on our asset coverage and leverage ratios, there were no interest rate adjustments required for our senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows provided by operating activities	$147,244	$438,591
Cash flows used in investing activities	(127,742)	(668,504)
Cash flows provided by financing activities	497,474	224,190
Net increase (decrease) in cash and cash equivalents	$516,976	$(5,723)
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and the amount of borrowings and repayments under our revolving credit facility, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, the issuance of common stock and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At June 30, 2016 and December 31, 2015, we had a working capital surplus (deficit) of $430.7 million and $(90.8) million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements.
Net cash provided by operating activities in the first six months of 2016 decreased by $291.3 million over the first six months of 2015. This decrease was primarily due to lower operating revenues and unfavorable changes in working capital and other assets and liabilities, partially offset by lower operating expenses (excluding non-cash expenses). The decrease in operating revenues was primarily due to a decrease in realized natural gas and crude oil prices, partially offset by an increase in equivalent production. Average realized natural gas and crude oil prices decreased by 33% and 32%, respectively, for the first six months of 2016 compared to the first six months of 2015. Equivalent production increased by 1% for the first six months of 2016 compared to the first six months of 2015 due to higher natural gas production in the Marcellus Shale, partially offset by lower oil production in the Eagle Ford Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. Cash flows used in investing activities decreased by $540.8 million for the first six months of 2016 compared to the first six months of 2015. The decrease was due to $502.0 million lower capital expenditures, $46.8 million higher proceeds from the sale of assets, partially offset by $8.1 million higher capital contributions associated with our equity method investments.
Financing Activities. Cash flows provided by financing activities increased by $273.3 million for the first six months of 2016 compared to the first six months of 2015. This increase was primarily due to $995.6 million of net proceeds related to the issuance of common stock and lower capitalized debt issuance costs of $4.6 million related to the amendment of our revolving credit facility in December 2015 and early extinguishment of debt, partially offset by $720.0 million of lower net borrowings due to the repayment of the outstanding balance on our revolving credit facility with the proceeds from the issuance of common stock, a decrease of $5.5 million in tax benefits associated with our stock-based compensation and $1.0 million of higher dividend payments.
Capitalization
Information about our capitalization is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Debt	$1,539,849	$2,016,139
Stockholders' equity	2,877,599	2,009,188
Total capitalization	$4,417,448	$4,025,327
Debt to total capitalization	35%	50%
Cash and cash equivalents	$517,490	$514
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year. In 2016, our budgeted capital expenditures are expected to exceed cash flows from operations, requiring us to fund a portion of our capital expenditures through cash on hand, and if required, borrowings under our revolving credit facility.
The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In thousands)	2016	2015
Capital expenditures
Drilling and facilities	$157,716	$494,002
Leasehold acquisitions	592	12,825
Property acquisitions	—	16,300
Pipeline and gathering	775	1,089
Other	3,465	2,122
	162,548	526,338
Exploration expenditures	10,121	14,030
Total	$172,669	$540,368

For the full year of 2016, we plan to drill approximately 30 gross wells (30.0 net). In 2016, our drilling program includes approximately $345.0 million in total capital expenditures compared to $773.5 million in 2015. See “Financial and Operating Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly. Due to the current commodity price environment, our overall capital spending in 2016 is expected to be lower than our expenditures in 2015.

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
New Accounting Pronouncements
Refer to Note 1 to the Condensed Consolidated Financial Statements, “Financial Statement Presentation,” for a discussion of new accounting pronouncements that affect us.
Results of Operations
Second Quarters of 2016 and 2015 Compared
We reported a net loss in the second quarter of 2016 of $62.9 million, or $0.14 per share, compared to net loss of $27.5 million, or $0.07 per share, in the second quarter of 2015. The decrease in net income was primarily due to lower operating revenues and an increase in loss on debt extinguishment, partially offset by lower operating expenses, interest expense and income taxes.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
Revenue Variances (In thousands)	2016	2015	Amount	Percent
Natural gas	$223,232	$224,806	$(1,574)	(1)%
Crude oil and condensate	46,156	81,233	(35,077)	(43)%
Gain (loss) on derivative instruments	(27,184)	(6,819)	(20,365)	299%
Brokered natural gas	2,596	3,813	(1,217)	(32)%
Other	2,016	3,264	(1,248)	(38)%
	$246,816	$306,297	$(59,481)	(19)%

	Three Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2016	2015	Amount	Percent
Price Variances
Natural gas	$1.55	$1.75	$(0.20)	(11)%	$(29,399)
Crude oil and condensate	$40.51	$56.10	$(15.59)	(28)%	(17,742)
Total					$(47,141)
Volume Variances
Natural gas (Bcf)	144.3	128.4	15.9	12%	$27,825
Crude oil and condensate (Mbbl)	1,139	1,448	(309)	(21)%	(17,335)
Total					$10,490

Natural Gas Revenues

The decrease in natural gas revenues of $1.6 million is due to lower natural gas prices, partially offset by higher production. The increase in production was a result of drilling and completion activity in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $35.1 million was due to lower crude oil prices and lower production. The decrease in production was a result of a decrease in drilling activity in south Texas due to the current commodity price environment and the divestiture of certain proved and unproved oil and gas properties in east Texas in February 2016.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended June 30,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$11,305	$51,045
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(38,489)	(57,864)
	$(27,184)	$(6,819)
Brokered Natural Gas

	Three Months Ended June 30,				Variance		Price and Volume Variances (In thousands)
	2016		2015		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.11		$2.82	$(0.71)	(25)%	$(875)
Volume brokered (Mmcf)	x	1,232	x	1,350	(118)	(9)%	(342)
Brokered natural gas (In thousands)		$2,596		$3,813			$(1,217)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$1.64		$2.14	$(0.50)	(23)%	$616
Volume brokered (Mmcf)	x	1,232	x	1,350	(118)	(9)%	248
Brokered natural gas (In thousands)		$2,021		$2,885			$864

Brokered natural gas margin (In thousands)		$575		$928			$(353)
The $0.4 million decrease in brokered natural gas margin is a result of a decrease in sales price that outpaced the decrease in purchase price and lower brokered volumes.

Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2016	2015	Amount	Percent
Operating and Other Expenses
Direct operations	$26,477	$36,112	$(9,635)	(27)%
Transportation and gathering	107,560	98,295	9,265	9%
Brokered natural gas	2,021	2,885	(864)	(30)%
Taxes other than income	8,973	11,611	(2,638)	(23)%
Exploration	3,738	5,298	(1,560)	(29)%
Depreciation, depletion and amortization	147,533	152,513	(4,980)	(3)%
General and administrative	20,247	19,978	269	1%
	$316,549	$326,692	$(10,143)	(3)%

Earnings (loss) on equity method investments	$(73)	$1,512	$(1,585)	(105)%
Gain (loss) on sale of assets	(878)	(79)	(799)	(1,011)%
Loss on debt extinguishment	4,709	—	4,709	100%
Interest expense	21,963	24,168	(2,205)	(9)%
Income tax expense (benefit)	(34,446)	(15,622)	(18,824)	(120)%
Total costs and expenses from operations decreased by $10.1 million, or 3%, in the second quarter of 2016 compared to the same period of 2015. The primary reasons for this fluctuation are as follows:

•	Direct operations decreased $9.6 million largely due to improved operational efficiencies, cost reductions from suppliers, and lower workover costs in 2016 compared to 2015.

•
Transportation and gathering increased $9.3 million due to higher throughput as a result of higher Marcellus Shale production, higher transportation rates and the commencement of various transportation and gathering agreements in the Marcellus Shale throughout 2015.

•	Brokered natural gas decreased $0.9 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $2.6 million primarily due to $1.7 million lower production taxes resulting from lower natural gas and crude oil prices and lower production in south Texas and $0.8 million lower drilling impact fees as a result of drilling fewer wells during 2016 compared to 2015. The remaining increases and decreases in taxes other than income were not individually significant.

•	Exploration decreased $1.6 million as a result of $1.0 million lower geophysical and geological costs and $0.7 million lower other exploration expenses as a result of a decrease in activity.

•
Depreciation, depletion and amortization decreased $5.0 million, of which $17.3 million was due to a lower DD&A rate of $0.90 per Mcfe for the second quarter of 2016 compared to $1.01 per Mcfe for the second quarter of 2015, partially offset by a $13.9 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to lower cost reserve additions and the impairment charge recorded in the fourth quarter of 2015 associated with higher DD&A rate fields. In addition, amortization of unproved properties decreased $1.3 million in the second quarter of 2016 as a result of lower lease acquisition costs in 2016.

•
General and administrative increased $0.3 million due to $1.6 million higher legal costs and $0.9 million higher software and computer costs, partially offset by $1.3 million of lower stock-based compensation expense associated with certain of our market-based performance awards. The remaining increases and decreases in other expenses were not individually significant.

Loss on Debt Extinguishment
A $4.7 million extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of the our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.

Interest Expense
Interest expense decreased $2.2 million due to a $1.9 million decrease resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016 and $0.7 million decrease resulting from the repurchase of a portion of our 6.51% weighted-average notes in May 2016. These decreases were offset by a $0.4 million increase in commitment fees on the unused portion of our revolving credit facility.
Income Tax (Benefit) Expense
Income tax benefit increased $18.8 million primarily due to higher pretax losses and a lower effective tax rate. The effective tax rates for the second quarter of 2016 and 2015 were 35.4% and 36.2%, respectively. The decrease in the effective tax rate is primarily due to a decrease in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate.
First Six Months of 2016 and 2015 Compared
We reported a net loss in the first six months of 2016 of $114.1 million, or $0.25 per share, compared to net income of $12.7 million, or $0.03 per share, in the first six months of 2015. The decrease in net income was primarily due to lower operating revenues and earnings on equity method investments and an increase in loss on debt extinguishment, partially offset by lower operating expenses, interest expense and income taxes.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
Revenue Variances (In thousands)	2016	2015	Amount	Percent
Natural gas	$450,811	$584,997	$(134,186)	(23)%
Crude oil and condensate	76,833	143,791	(66,958)	(47)%
Gain (loss) on derivative instruments	(8,190)	27,304	(35,494)	(130)%
Brokered natural gas	5,776	8,640	(2,864)	(33)%
Other	3,527	6,330	(2,803)	(44)%
	$528,757	$771,062	$(242,305)	(31)%

	Six Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2016	2015	Amount	Percent
Price Variances
Natural gas	$1.52	$2.02	$(0.50)	(25)%	$(148,730)
Crude oil and condensate	$34.16	$50.00	$(15.84)	(32)%	(35,608)
Total					$(184,338)
Volume Variances
Natural gas (Bcf)	297.4	290.2	7.2	2%	$14,544
Crude oil and condensate (Mbbl)	2,249	2,876	(627)	(22)%	(31,350)
Total					$(16,806)

Natural Gas Revenues
The decrease in natural gas revenues of $134.2 million was due to lower natural gas prices, partially offset by higher production. The increase in production was a result of drilling and completion activity in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $67.0 million was due to lower crude oil prices and lower production. The decrease in production was a result of a decrease in drilling activity in south Texas due to the current commodity price environment.

Impact of Derivative Instruments on Operating Revenues

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$11,305	$88,730
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(19,495)	(61,426)
	$(8,190)	$27,304
Brokered Natural Gas

	Six Months Ended June 30,				Variance		Price and Volume Variances (In thousands)
	2016		2015		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.16		$3.07	$(0.91)	(30)%	$(2,434)
Volume brokered (Mmcf)	x	2,675	x	2,818	(143)	(5)%	(430)
Brokered natural gas (In thousands)		$5,776		$8,640			$(2,864)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$1.71		$2.35	$(0.64)	(27)%	$1,712
Volume brokered (Mmcf)	x	2,675	x	2,818	(143)	(5)%	325
Brokered natural gas (In thousands)		$4,587		$6,624			$2,037

Brokered natural gas margin (In thousands)		$1,189		$2,016			$(827)
The $0.8 million decrease in brokered natural gas margin is a result of a decrease in sales price that outpaced the decrease in purchase price and lower brokered volumes.
Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2016	2015	Amount	Percent
Operating and Other Expenses
Direct operations	$52,513	$72,129	$(19,616)	(27)%
Transportation and gathering	217,213	219,531	(2,318)	(1)%
Brokered natural gas	4,587	6,624	(2,037)	(31)%
Taxes other than income	14,967	22,891	(7,924)	(35)%
Exploration	10,121	14,030	(3,909)	(28)%
Depreciation, depletion and amortization	309,420	328,009	(18,589)	(6)%
General and administrative	48,621	42,507	6,114	14%
	$657,442	$705,721	$(48,279)	(7)%

Earnings (loss) on equity method investments	$1,935	$2,933	$(998)	(34)%
Gain (loss) on sale of assets	477	59	418	708%
Loss on debt extinguishment	4,709	—	4,709	100%
Interest expense	46,338	47,734	(1,396)	(3)%
Income tax expense (benefit)	(63,216)	7,852	(71,068)	(905)%

Total costs and expenses from operations decreased by $48.3 million, or 7%, in the first six months of 2016 compared to the same period of 2015. The primary reasons for this fluctuation are as follows:

•	Direct operations decreased $19.6 million largely due to improved operational efficiencies, cost reductions from suppliers, and lower workover costs in 2016 compared to 2015.

•
Transportation and gathering decreased $2.3 million due to the release of certain capacity to third parties, partially offset by higher throughput as a result of higher Marcellus Shale production, higher transportation rates and the commencement of various transportation and gathering agreements in the Marcellus Shale throughout 2015.

•	Brokered natural gas decreased $2.0 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $7.9 million due to $5.3 million lower production taxes primarily due to lower natural gas and crude oil prices and lower production in South Texas and the receipt of a production tax refund of $1.9 million in February 2016. Drilling impact fees also decreased $2.7 million as a result of drilling fewer wells during 2016 compared to 2015. The remaining increases and decreases in taxes other than income were not individually significant.

•
Exploration decreased $3.9 million as a result of a decrease in charges related to the release of certain drilling rig contracts in south Texas and $1.0 million lower geophysical and geological costs. In the first six months of 2016, we recorded rig termination charges of $3.2 million compared to $5.1 million in the first six months of 2015.

•
Depreciation, depletion and amortization decreased $18.6 million, of which $21.5 million was due to a lower DD&A rate of $0.92 per Mcfe for the first six months of 2016 compared to $0.99 per Mcfe for the first six months of 2015, partially offset by a $2.7 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to lower cost reserve additions and the impairment charge recorded in the fourth quarter of 2015 associated with higher DD&A rate fields.

•
General and administrative increased $6.1 million due to higher stock-based compensation expense of $3.3 million primarily due to an increase in the Company's stock price during the first six months of 2016 compared to the first six months of 2015 and $4.4 million higher legal expenses. The remaining increases and decreases in other expenses were not individually significant.

Loss on Debt Extinguishment
A $4.7 million extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of the our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.
Interest Expense
Interest expense decreased $1.4 million due to a $1.1 million decrease resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016 and $0.6 million decrease resulting from the repurchase of a portion of our 6.51% weighted-average notes in May 2016. These decreases were offset by a $0.2 million increase in commitment fees on the unused portion of our revolving credit facility.
Income Tax (Benefit) Expense
Income tax expense decreased $71.1 million due to lower pretax income and a lower effective tax rate. The effective tax rates for the first six months of 2016 and 2015 were 35.7% and 38.1%, respectively. The decrease in the effective tax rate is primarily due to a decrease in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate, and the relative impact of non-recurring discrete items recorded during the first six months of 2016 versus the first six months of 2015.
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
Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets through the use of commodity derivatives. A committee that consists of members of senior management oversees our hedging activities. Our commodity derivatives generally cover a portion of our production and provide only partial price protection by limiting the benefit to us of increases in prices, while protecting us in the event of price declines. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our commodity derivatives. Please read the discussion below as well as Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivative and risk management activities.
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
As of June 30, 2016, we had the following outstanding commodity derivatives:

				Collars					Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas	29.9	Bcf	Jul. 2016 - Oct. 2016					$2.51		$(14,483)
Natural gas	14.2	Bcf	Jan. 2018 - Dec. 2019						$0.42	(1,025)
Crude oil	0.9	Mmbbl	Jul. 2016 - Dec. 2016	$—	$38.00	$47.10-$47.50	$47.28			(4,111)
										$(19,619)
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth in the table above represent our derivative position at June 30, 2016 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first six months of 2016, natural gas swaps covered 22.1 Mcf, or 7%, of natural gas production at an average price of $2.51 per Mcf. Crude oil collars with floor prices of $38.00 per Bbl and ceiling prices ranging from $47.10 to $47.50 per Bbl covered 0.5 Mmbbl, or 20%, of crude oil production at an average price of $45.09 per Bbl.
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
The carrying amount and fair value of debt is as follows:

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,539,849	$1,519,226	$2,016,139	$1,839,530
Current maturities	(20,000)	(20,060)	(20,000)	(20,378)
Long-term debt, excluding current maturities	$1,519,849	$1,499,166	$1,996,139	$1,819,152
ITEM 4.    Controls and Procedures
As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The maximum number of remaining shares that may be purchased under the plan as of June 30, 2016 was 10.1 million shares.
ITEM 6.    Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Cabot Oil & Gas Corporation (Form 8-K dated July 29, 2016).

4.1	Note Purchase Agreement dated as of July 16, 2008 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K for July 16, 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016. (Form 10-Q for the quarter ended March 31, 2016).

4.2	Note Purchase Agreement dated as of December 1, 2008 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016. (Form 10-Q for the quarter ended March 31, 2016).

4.3	Note Purchase Agreement dated as of December 30, 2010 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2010).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).

(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016. (Form 10-Q for the quarter ended March 31, 2016).

4.4	Note Purchase Agreement dated as of September 18, 2014 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K for September 24, 2014).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016. (Form 10-Q for the quarter ended March 31, 2016).

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

July 29, 2016	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2016	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 29, 2016	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)