Form 10-Q
period 2016-09-30
CABOT OIL & GAS CORP
filed 2016-10-28
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2016, there were 465,149,507 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$501,193	$514
Accounts receivable, net	121,301	120,229
Income taxes receivable	15,558	4,323
Inventories	13,487	17,049
Other current assets	4,106	2,671
Total current assets	655,645	144,786
Properties and equipment, net (Successful efforts method)	4,722,598	4,976,879
Equity method investments	127,901	103,517
Other assets	25,777	27,856
	$5,531,921	$5,253,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$160,142	$160,407
Current portion of long-term debt	—	20,000
Accrued liabilities	18,199	24,923
Interest payable	12,604	30,222
Derivative instruments	5,818	—
Total current liabilities	196,763	235,552
Long-term debt, net	1,520,190	1,996,139
Deferred income taxes	749,976	807,236
Asset retirement obligations	134,701	143,606
Postretirement benefits	37,623	35,293
Other liabilities	29,418	26,024
Total liabilities	2,668,671	3,243,850

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2016 and 2015, respectively
Issued — 475,041,453 shares and 423,768,593 shares in 2016 and 2015, respectively	47,504	42,377
Additional paid-in capital	1,722,129	721,997
Retained earnings	1,400,765	1,552,014
Accumulated other comprehensive income (loss)	(313)	(365)
Less treasury stock, at cost:
9,892,680 shares in 2016 and 2015, respectively	(306,835)	(306,835)
Total stockholders' equity	2,863,250	2,009,188
	$5,531,921	$5,253,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
OPERATING REVENUES
Natural gas	$260,200	$222,963	$711,010	$807,960
Crude oil and condensate	37,777	59,014	114,610	202,804
Gain (loss) on derivative instruments	6,904	17,364	(1,286)	44,668
Brokered natural gas	3,641	4,010	9,417	12,650
Other	1,907	1,945	5,435	8,277
	310,429	305,296	839,186	1,076,359
OPERATING EXPENSES
Direct operations	24,626	34,818	77,139	106,947
Transportation and gathering	105,671	102,121	322,883	321,652
Brokered natural gas	2,939	3,020	7,526	9,643
Taxes other than income	8,771	11,407	23,737	34,298
Exploration	2,988	4,930	13,109	18,960
Depreciation, depletion and amortization	139,490	144,326	448,910	472,335
General and administrative	19,776	11,102	68,399	53,611
	304,261	311,724	961,703	1,017,446
Earnings (loss) on equity method investments	(1,727)	1,648	208	4,581
Gain (loss) on sale of assets	(1,245)	3,756	(768)	3,814
INCOME (LOSS) FROM OPERATIONS	3,196	(1,024)	(123,077)	67,308
Loss on debt extinguishment	—	—	4,709	—
Interest expense	21,483	24,510	67,821	72,244
Income (loss) before income taxes	(18,287)	(25,534)	(195,607)	(4,936)
Income tax expense (benefit)	(8,027)	(10,020)	(71,243)	(2,169)
NET INCOME (LOSS)	$(10,260)	$(15,514)	$(124,364)	$(2,767)

Earnings (loss) per share
Basic	$(0.02)	$(0.04)	$(0.27)	$(0.01)
Diluted	$(0.02)	$(0.04)	$(0.27)	$(0.01)

Weighted-average common shares outstanding
Basic	465,149	413,846	454,060	413,636
Diluted	465,149	413,846	454,060	413,636

Dividends per common share	$0.02	$0.02	$0.06	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(124,364)	$(2,767)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	448,910	472,335
Deferred income tax expense (benefit)	(59,413)	8,226
(Gain) loss on sale of assets	768	(3,814)
Exploratory dry hole cost	18	184
(Gain) loss on derivative instruments	1,286	(44,668)
Net cash received (paid) in settlement of derivative instruments	3,204	133,827
Earnings on equity method investments	(208)	(4,581)
Amortization of debt issuance costs	3,888	3,395
Stock-based compensation and other	23,051	11,622
Changes in assets and liabilities:
Accounts receivable, net	(1,135)	112,712
Income taxes	(11,235)	(10,158)
Inventories	2,860	(4,256)
Other current assets	(917)	(2,106)
Accounts payable and accrued liabilities	(17,230)	(66,350)
Interest payable	(17,618)	(17,082)
Other assets and liabilities	784	(1,565)
Net cash provided by operating activities	252,649	584,954

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(245,033)	(819,839)
Acquisitions	—	(16,312)
Proceeds from sale of assets	49,068	7,380
Investment in equity method investments	(24,176)	(20,798)
Net cash used in investing activities	(220,141)	(849,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	90,000	790,000
Repayments of debt	(587,000)	(505,000)
Sale of common stock, net	995,279	—
Dividends paid	(26,885)	(24,812)
Capitalized debt issuance costs	(3,223)	(7,838)
Other	—	84
Net cash provided by financing activities	468,171	252,434

Net increase (decrease) in cash and cash equivalents	500,679	(12,181)
Cash and cash equivalents, beginning of period	514	20,954
Cash and cash equivalents, end of period	$501,193	$8,773

Supplemental non-cash investing transactions:
Change in accrued capital costs	$17,072	$(159,102)
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
Recently Issued Accounting Pronouncements
Stock-based Compensation. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as an amendment to Accounting Standards Codification (ASC) Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.
The Company expects to adopt this guidance effective January 1, 2017. The recognition of previously unrecognized windfall tax benefits is expected to result in a cumulative-effect adjustment of between $45.0 million and $50.0 million (net of tax), which would increase retained earnings and decrease net deferred tax liabilities by the same amount as of the beginning of 2017. The remaining provisions of this amendment are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, ASC Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. This ASU does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU can be adopted using a modified retrospective approach. The Company expects to adopt this standard effective January 1, 2019 and is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 by one year, making the new standard effective for interim and annual periods beginning after December 15, 2017. This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
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
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. This guidance must be adopted using a retrospective transition method. The Company is currently evaluating the effect that adopting this guidance will have on its cash flows.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2016	December 31, 2015
Proved oil and gas properties	$7,669,157	$8,821,146
Unproved oil and gas properties	287,007	390,434
Gathering and pipeline systems	189,393	243,672
Land, building and other equipment	81,537	117,848
	8,227,094	9,573,100
Accumulated depreciation, depletion and amortization	(3,504,496)	(4,596,221)
	$4,722,598	$4,976,879
At September 30, 2016, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
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

3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015	2016	2015
Balance at beginning of period	$90,345	$64,269	$13,172	$3,760	$103,517	$68,029
Contributions	8,325	13,500	15,851	7,298	24,176	20,798
Earnings (loss) on equity method investments	211	4,608	(3)	(27)	208	4,581
Balance at end of period	$98,881	$82,377	$29,020	$11,031	$127,901	$93,408
During 2016, the Company expects to contribute approximately $30.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Constitution
The following table represents summarized financial information for Constitution as derived from the respective unaudited financial statements of Constitution for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30, 2016
(In thousands)	2016	2015
Revenues	$—	$—
Income (loss) from continuing operations	$(10,974)	$19,366
Net income (loss)	$(10,974)	$19,366
The Company records the activity for its equity method investments on a one month lag; however, the above summarized financial information represents Constitution's operations for the nine months ended September 30, 2016 and 2015, respectively.
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
In light of the NYSDEC’s denial and resulting litigation, the Company evaluated its investment in Constitution for other-than-temporary impairment (OTTI) and as of September 30, 2016, does not believe there is an indication of an OTTI. The Company’s evaluation considered various factors, including but not limited to prior Federal Energy Regulatory Commission approval and the related economic viability of the project, legal actions filed by Constitution and the expected duration of the legal proceedings, which are at very early stages, and the other members’ commitment to the project. To the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is no longer viable or elects to not go forward as legal and regulatory actions progress, the Company will reevaluate the facts and circumstances relative to its conclusions with respect to OTTI. In the event that facts and circumstances change, the Company may be required to recognize an impairment charge up to its investment value at such time, net of any cash and working capital held by Constitution. The Company will continue to monitor the carrying value of its investment as required.

At this time, the Company remains committed to funding the project in an amount in proportion to its ownership interest for the development and construction of the new pipeline. The Company's total contributions for this project are expected to be approximately $240.0 million. As of September 30, 2016, the Company has made contributions of approximately $87.9 million since inception of the project.
Meade
In October 2016, Meade revised its expected in-service date to mid-2018; however, this estimate is contingent on the timely issuance of remaining outstanding permits.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015
7.33% weighted-average senior notes	$—	$20,000
6.51% weighted-average senior notes	361,000	425,000
9.78% senior notes	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	413,000
	1,528,000	2,025,000
Unamortized debt issuance costs	(7,810)	(8,861)
Total debt, net(1)	$1,520,190	$2,016,139

(1) Includes $20.0 million of current portion of long-term debt at December 31, 2015.
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
In May 2016, the Company repurchased $64.0 million principal amount of its 6.51% weighted-average senior notes for approximately $68.3 million. A $4.7 million extinguishment loss was recognized in the second quarter of 2016 associated with the premium paid and the write-off of a portion of the associated deferred financing costs due to early repayment. As a result of the repurchase of these senior notes, the available commitments under the revolving credit facility increased to $1.7 billion and remained at that level as of September 30, 2016.
At September 30, 2016, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes. As of September 30, 2016, based on the Company's asset coverage and leverage ratios, there were no interest rate adjustments required for the Company's senior notes.
At September 30, 2016, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion. There were no borrowings under the revolving credit facility during the second and third quarters of 2016. The Company’s weighted-average effective interest rate for the revolving credit facility for the three months ended September 30, 2015 was approximately 2.1% and for the nine months ended September 30, 2016 and 2015 was approximately 2.3% and 2.2%, respectively.

5. Derivative Instruments and Hedging Activities
As of September 30, 2016, the Company had the following outstanding commodity derivatives:

				Collars					Basis Swaps
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted-Average	Weighted-Average	Weighted-Average
Natural gas	7.5	Bcf	Oct. 2016					$2.51
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017					$3.12
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43
Natural gas	17.7	Bcf	Jan. 2018 - Dec. 2019						$0.42
Crude oil	0.5	Mmbbl	Oct. 2016 - Dec. 2016	$—	$38.00	$47.10-$47.50	$47.28
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commodity contracts	Other current assets	$518	$—	$—	$—
Commodity contracts	Other assets (non-current)	1,144	—	—	—
Commodity contracts	Derivative instruments (current)	—	—	5,818	—
Commodity contracts	Other liabilities (non-current)	—	—	335	—
		$1,662	$—	$6,153	$—
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	September 30, 2016	December 31, 2015
Derivative assets
Gross amounts of recognized assets	$2,668	$—
Gross amounts offset in the statement of financial position	(1,006)	—
Net amounts of assets presented in the statement of financial position	1,662	—
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$1,662	$—
Derivative liabilities
Gross amounts of recognized liabilities	$7,159	$—
Gross amounts offset in the statement of financial position	(1,006)	—
Net amounts of liabilities presented in the statement of financial position	6,153	—
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$6,153	$—

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(8,101)	$45,097	$3,204	$133,827
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	15,005	(27,733)	(4,490)	(89,159)
	$6,904	$17,364	$(1,286)	$44,668
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
Assets
Deferred compensation plan	$12,297	$—	$—	$12,297
Derivative instruments	—	(233)	1,895	1,662
Total assets	$12,297	$(233)	$1,895	$13,959
Liabilities
Deferred compensation plan	$25,088	$—	$—	$25,088
Derivative instruments	—	4,722	1,431	6,153
Total liabilities	$25,088	$4,722	$1,431	$31,241

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Deferred compensation plan	$12,921	$—	$—	$12,921
Total assets	$12,921	$—	$—	$12,921
Liabilities
Deferred compensation plan	$22,371	$—	$—	$22,371
Total liabilities	$22,371	$—	$—	$22,371
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Balance at beginning of period	$—	$85,958
Total gain (loss) included in earnings	381	23,867
Settlement (gain) loss	83	(77,532)
Transfers in and/or out of level 3	—	—
Balance at end of period	$464	$32,293

Change in unrealized gain (loss) relating to assets and liabilities still held at the end of the period	$464	$(53,665)
There were no transfers between Level 1 and Level 2 fair value measurements for the nine months ended September 30, 2016 and 2015.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. As none of the Company’s non-financial assets and liabilities were measured at fair value as of September 30, 2016 and December 31, 2015, additional disclosures were not required.
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

The carrying amount and fair value of debt is as follows:

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,520,190	$1,507,258	$2,016,139	$1,839,530
Current maturities	—	—	(20,000)	(20,378)
Long-term debt, excluding current maturities	$1,520,190	$1,507,258	$1,996,139	$1,819,152
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Nine Months Ended September 30, 2016
Balance at beginning of period	$145,606
Liabilities incurred	2,861
Liabilities settled	(708)
Liabilities divested	(16,353)
Accretion expense	5,295
Balance at end of period	$136,701
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
9. Capital Stock
On February 22, 2016, the Company entered into an underwriting agreement, pursuant to which the Company sold an aggregate of 44,000,000 shares of common stock at a price to the Company of $19.675 per share. On February 26, 2016, the Company received $865.7 million in net proceeds, after deducting underwriting discounts and commissions. On March 2, 2016, the Company sold an additional 6,600,000 shares of common stock as a result of the exercise of the underwriters’ option to purchase additional shares and received $129.9 million in net proceeds. These net proceeds were used for general corporate purposes, including repaying indebtedness under the Company’s revolving credit facility and certain of our senior notes and funding a portion of our capital program.

10. Stock-based Compensation
General
From time to time the Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense (benefit) associated with these awards was $5.1 million and $(2.9) million in the third quarter of 2016 and 2015, respectively, and $23.0 million and $11.6 million during the first nine months of 2016 and 2015, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
During the first nine months of 2016, the Company recorded a tax shortfall of $2.1 million, resulting in a reduction of the Company's windfall tax benefit that is recorded in additional paid in capital in the Condensed Consolidated Balance Sheet. There was no tax benefit recognized from stock-based compensation during the first nine months of 2015. The tax shortfall is a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for certain awards that vested during the period. The Company is able to recognize a tax benefit only to the extent it reduces the Company’s income taxes payable.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first nine months of 2016, 67,000 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $20.55 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted in 2016 commenced on January 1, 2016 and ends on December 31, 2018. The Company used an annual forfeiture rate assumption ranging from 0% to 6% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at September 30, 2016, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first nine months of 2016, 435,990 Employee Performance Share Awards were granted at a grant date value of $20.49 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first nine months of 2016, 271,938 Hybrid Performance Share Awards were granted at a grant date value of $20.49 per share. The 2016 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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

TSR Performance Share Awards.  During the first nine months of 2016, 407,907 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 17, 2016) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	September 30, 2016
Fair value per performance share award	$18.57	$5.26 - $9.14
Assumptions:
Stock price volatility	34.4%	30.4% - 38.4%
Risk free rate of return	0.9%	0.3% - 0.8%
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Weighted-average shares - basic	465,149	413,846	454,060	413,636
Dilution effect of stock appreciation rights and stock awards at end of period	—	—	—	—
Weighted-average shares - diluted	465,149	413,846	454,060	413,636
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	1,784	1,692	1,326	1,390
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—	1	3
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect	1,784	1,692	1,327	1,393

12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2016	December 31, 2015
Accounts receivable, net
Trade accounts	$118,840	$116,772
Joint interest accounts	1,618	2,013
Other accounts	1,986	2,557
	122,444	121,342
Allowance for doubtful accounts	(1,143)	(1,113)
	$121,301	$120,229

Inventories
Tubular goods and well equipment	$10,962	$14,685
Natural gas in storage	2,525	2,364
	$13,487	$17,049

Other current assets
Prepaid balances and other	$3,588	$2,671
Derivative instruments	518	—
	$4,106	$2,671

Other assets
Deferred compensation plan	$12,297	$12,921
Debt issuance costs	12,258	14,871
Derivative instruments	1,144	—
Other accounts	78	64
	$25,777	$27,856

Accounts payable
Trade accounts	$26,439	$30,038
Natural gas purchases	2,815	2,231
Royalty and other owners	70,631	75,106
Accrued capital costs	44,551	27,479
Taxes other than income	10,349	14,628
Other accounts	5,357	10,925
	$160,142	$160,407

Accrued liabilities
Employee benefits	$8,040	$13,870
Taxes other than income	5,910	5,073
Asset retirement obligations	2,000	2,000
Other accounts	2,249	3,980
	$18,199	$24,923

Other liabilities
Deferred compensation plan	$25,088	$22,371
Other accounts	4,330	3,653
	$29,418	$26,024

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2015 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 are as follows:

•	Equivalent production increased 11.5 Bcfe, or 3%, from 451.5 Bcfe, or 1,653.8 Mmcfe per day, in 2015 to 463.0 Bcfe, or 1,689.6 Mmcfe per day, in 2016.

•
Natural gas production increased 18.6 Bcf, or 4%, from 423.2 Bcf in 2015 to 441.8 Bcf in 2016, as a result of drilling and completion activities in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas.

•	Crude oil/condensate/NGL production decreased 1.2 Mmbbls, or 25%, from 4.7 Mmbbls in 2015 to 3.5 Mmbbls in 2016, as result of a decrease in drilling activities in south Texas.

•	Average realized natural gas price was $1.62 per Mcf, 27% lower than the $2.23 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $35.85 per Bbl, 25% lower than the $48.00 per Bbl realized in the comparable period of the prior year.

•	Drilled 28 gross wells (28.0 net) with a success rate of 100% compared to 114 gross wells (105.5 net) with a success rate of 100% for the comparable period of the prior year.

•	Total capital expenditures were $262.1 million compared to $676.9 million in the comparable period of the prior year.

•
Average rig count during 2016 was approximately 1.1 rigs in the Marcellus Shale and approximately 0.3 rigs in the Eagle Ford Shale, compared to an average rig count in the Marcellus Shale of approximately 3.7 rigs and approximately 2.1 rigs in the Eagle Ford Shale in 2015.

•	In the first quarter of 2016, we completed a public offering of our common stock and received net proceeds of $995.6 million, after deducting underwriting discounts and commissions.

•	In the first nine months of 2016, we received proceeds of $49.1 million primarily related to the divestiture of certain proved and unproved oil and gas properties in east Texas.

•	In the second quarter of 2016, we repurchased $64.0 million principal amount of our 6.51% weighted-average senior notes for approximately $68.3 million.
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
Commodity prices have remained volatile but have improved during 2016 compared to the fourth quarter of 2015. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge. Following the $771.0 million and $114.9 million impairments recorded in the fourth quarter of 2014 and 2015, respectively, and the improvement in commodity prices since the fourth quarter of 2015, we do not believe that further impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, additional impairments of our oil and gas properties may be required.
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

•
Continuing to manage our balance sheet, including the issuance of common stock in February 2016 which allowed us to pay down the outstanding balance under our revolving credit facility and certain of our senior notes, leaving us with sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants.

•	Continuing to manage price risk by strategically hedging our natural gas and crude oil production.
Outlook
As a result of lower natural gas and crude oil prices expected in 2016, we reduced our budgeted capital expenditures compared to 2015. Our full year 2016 capital spending program includes approximately $380.0 million in capital expenditures related to our drilling and completion program and contributions of approximately $30.0 million to our equity method investments. All such expenditures are expected to be funded by existing cash, operating cash flow and if required, borrowings under our revolving credit facility.
In 2016, we plan to drill approximately 42 gross wells (40.0 net) compared to 142 gross wells (132.8 net) in 2015. In 2016, we plan to operate an average of approximately 1.4 rigs, a decrease from an average of approximately 5.4 rigs in 2015. We allocate our planned program for capital expenditures among our various operating areas based on market conditions, return expectations, availability of services and human resources. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the nine months ended September 30, 2016 were from funds generated from the sale of common stock, the sale of natural gas and crude oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), repayment of indebtedness under our revolving credit facility and certain of our senior notes, interest payments and payment of dividends. See below for additional discussion and analysis of cash flow.
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
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 19, 2016, our borrowing base was reduced from $3.4 billion to $3.2 billion. The maximum credit amount under the revolving credit facility remain unchanged at $1.8 billion; however, the available commitments were reduced to $1.6 billion at the time of redetermination. We do not believe these reductions will have a significant impact on our ability to service our debt and fund our drilling program and related operations.
In May 2016, we repurchased $64.0 million principal amount of our 6.51% weighted-average senior notes for approximately $68.3 million. A $4.7 million extinguishment loss was recognized in the second quarter of 2016 associated with the premium paid and the write-off of a portion of the associated deferred financing costs due to early repayment. As a result of the repurchase of these senior notes, the available commitments under the revolving credit facility increased to $1.7 billion and remained at that level as of September 30, 2016.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with the proceeds received from our equity offering in February 2016, internally generated cash flow and availability under our revolving credit facility, we have the capacity to finance our spending plans.
At September 30, 2016, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. As of September 30, 2016, based on our asset coverage and leverage ratios, there were no interest rate adjustments required for our senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows provided by operating activities	$252,649	$584,954
Cash flows used in investing activities	(220,141)	(849,569)
Cash flows provided by financing activities	468,171	252,434
Net increase (decrease) in cash and cash equivalents	$500,679	$(12,181)
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and the amount of borrowings and repayments under our revolving credit facility, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, the issuance of common stock and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At September 30, 2016 and December 31, 2015, we had a working capital surplus (deficit) of $458.9 million and $(90.8) million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements.
Net cash provided by operating activities in the first nine months of 2016 decreased by $332.3 million compared to the first nine months of 2015. This decrease was primarily due to unfavorable changes in working capital and other assets and liabilities and lower operating revenues, partially offset by lower operating expenses (excluding non-cash expenses). The decrease in operating revenues was primarily due to a decrease in realized natural gas and crude oil prices, partially offset by an increase in equivalent production. Average realized natural gas and crude oil prices decreased by 27% and 25%, respectively, for the first nine months of 2016 compared to the first nine months of 2015. Equivalent production increased by 3% for the first nine months of 2016 compared to the first nine months of 2015 due to higher natural gas production in the Marcellus Shale, partially offset by lower oil production in the Eagle Ford Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. Cash flows used in investing activities decreased by $629.4 million for the first nine months of 2016 compared to the first nine months of 2015. The decrease was due to $591.1 million lower capital expenditures, $41.7 million higher proceeds from the sale of assets, partially offset by $3.4 million higher capital contributions associated with our equity method investments.
Financing Activities. Cash flows provided by financing activities increased by $215.7 million for the first nine months of 2016 compared to the first nine months of 2015. This increase was primarily due to $995.3 million of net proceeds related to the issuance of common stock and lower capitalized debt issuance costs of $4.6 million related to the amendment of our revolving credit facility and senior notes in December 2015, partially offset by $782.0 million of higher net repayments of debt due to the repayment of the outstanding balance on our revolving credit facility and certain of our senior notes with the proceeds from the issuance of common stock and $2.1 million of higher dividend payments.
Capitalization
Information about our capitalization is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Debt	$1,520,190	$2,016,139
Stockholders' equity	2,863,250	2,009,188
Total capitalization	$4,383,440	$4,025,327
Debt to total capitalization	35%	50%
Cash and cash equivalents	$501,193	$514
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year. In 2016, our budgeted capital expenditures are expected to slightly exceed cash flows from operations, requiring us to fund a portion of our capital expenditures through cash on hand, and if required, borrowings under our revolving credit facility.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Capital expenditures
Drilling and facilities	$255,139	$639,274
Leasehold acquisitions	1,687	16,430
Property acquisitions	—	16,312
Pipeline and gathering	1,009	1,807
Other	4,251	3,042
	262,086	676,865
Exploration expenditures	13,109	18,960
Total	$275,195	$695,825

For the full year of 2016, we plan to drill approximately 42 gross wells (40.0 net). In 2016, our drilling program includes approximately $380.0 million in total capital expenditures compared to $773.5 million in 2015. See “Financial and Operating Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.

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
Results of Operations
Third Quarters of 2016 and 2015 Compared
We reported a net loss in the third quarter of 2016 of $10.3 million, or $0.02 per share, compared to net loss of $15.5 million, or $0.04 per share, in the third quarter of 2015. The decrease in net loss was primarily due to higher operating revenues and lower operating expenses and interest expense, partially offset by lower income tax benefit.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended September 30,		Variance
Revenue Variances (In thousands)	2016	2015	Amount	Percent
Natural gas	$260,200	$222,963	$37,237	17%
Crude oil and condensate	37,777	59,014	(21,237)	(36)%
Gain (loss) on derivative instruments	6,904	17,364	(10,460)	(60)%
Brokered natural gas	3,641	4,010	(369)	(9)%
Other	1,907	1,945	(38)	(2)%
	$310,429	$305,296	$5,133	2%

	Three Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2016	2015	Amount	Percent
Price Variances
Natural gas	$1.80	$1.68	$0.12	7%	$18,085
Crude oil and condensate	$40.13	$43.71	$(3.58)	(8)%	(3,360)
Total					$14,725
Volume Variances
Natural gas (Bcf)	144.4	133.0	11.4	9%	$19,152
Crude oil and condensate (Mbbl)	941	1,350	(409)	(30)%	(17,877)
Total					$1,275

Natural Gas Revenues

The increase in natural gas revenues of $37.2 million was due to higher production and natural gas prices. The increase in production was a result of our drilling and completion activities in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas in February 2016.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $21.2 million was due to lower production and crude oil prices. The decrease in production was a result of a decrease in drilling and completion activities in south Texas.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended September 30,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(8,101)	$45,097
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	15,005	(27,733)
	$6,904	$17,364
Brokered Natural Gas

	Three Months Ended September 30,				Variance		Price and Volume Variances (In thousands)
	2016		2015		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.85		$2.95	$(0.10)	(3)%	$(128)
Volume brokered (Mmcf)	x	1,279	x	1,358	(79)	(6)%	(241)
Brokered natural gas (In thousands)		$3,641		$4,010			$(369)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.30		$2.22	$0.08	4%	$102
Volume brokered (Mmcf)	x	1,279	x	1,358	(79)	(6)%	(183)
Brokered natural gas (In thousands)		$2,939		$3,020			$(81)

Brokered natural gas margin (In thousands)		$702		$990			$(288)
The $0.3 million decrease in brokered natural gas margin is a result of a decrease in sales price and an increase in purchase price. The decrease was also impacted by lower brokered volumes.

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2016	2015	Amount	Percent
Operating and Other Expenses
Direct operations	$24,626	$34,818	$(10,192)	(29)%
Transportation and gathering	105,671	102,121	3,550	3%
Brokered natural gas	2,939	3,020	(81)	(3)%
Taxes other than income	8,771	11,407	(2,636)	(23)%
Exploration	2,988	4,930	(1,942)	(39)%
Depreciation, depletion and amortization	139,490	144,326	(4,836)	(3)%
General and administrative	19,776	11,102	8,674	78%
	$304,261	$311,724	$(7,463)	(2)%

Earnings (loss) on equity method investments	$(1,727)	$1,648	$(3,375)	(205)%
Gain (loss) on sale of assets	(1,245)	3,756	(5,001)	(133)%
Interest expense	21,483	24,510	(3,027)	(12)%
Income tax expense (benefit)	(8,027)	(10,020)	(1,993)	(20)%
Total costs and expenses from operations decreased by $7.5 million, or 2%, in the third quarter of 2016 compared to the same period of 2015. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $10.2 million largely due to improved operational efficiencies, cost reductions from service providers and suppliers in 2016 compared to 2015 and the divestiture of certain oil and gas properties in east Texas in February 2016.

•
Transportation and gathering increased $3.6 million due to higher throughput as a result of higher Marcellus Shale production and the commencement of various transportation and gathering agreements in the Marcellus Shale throughout 2015.

•	Brokered natural gas decreased $0.1 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $2.6 million primarily due to $2.0 million lower ad valorem taxes as a result of lower property values primarily in south Texas and $1.3 million lower production taxes resulting from lower crude oil prices and production in south Texas. The remaining changes in taxes other than income were not individually significant.

•
Exploration decreased $1.9 million as a result of a $1.5 million reduction of estimated expenses associated with the release of certain drilling rig contracts in south Texas in the first quarter of 2016. During the third quarter of 2016, one of the rigs previously released was redeployed. The remaining changes in exploration expense were not individually significant.

•
Depreciation, depletion and amortization decreased $4.8 million, primarily due to lower amortization of unproved properties of $5.7 million in the third quarter of 2016 as a result of lower lease acquisition costs and lower amortization rates. Offsetting the decrease in amortization of unproved properties was a $1.3 million increase in DD&A, of which $7.8 million was due to higher equivalent production volumes partially offset by $6.5 million resulting from a lower DD&A rate of $0.85 per Mcfe for the third quarter of 2016 compared to $0.89 per Mcfe for the third quarter of 2015. The lower DD&A rate was primarily due to lower cost reserve additions and the impairment charge recorded in the fourth quarter of 2015 associated with higher DD&A rate fields.

•
General and administrative increased $8.7 million due to $8.0 million of higher stock-based compensation expense associated with certain of our market-based performance awards and $2.0 million higher professional services. The remaining changes in other general and administrative expenses were not individually significant.

Gain (Loss) on Sale of Assets
An aggregate gain of $3.8 million was recognized in the third quarter of 2015 primarily due to the sale of certain of our oil and gas properties in east Texas. There were no individually significant gains or losses on the sale of assets recognized in the third quarter of 2016.
Interest Expense
Interest expense decreased $3.0 million due to lower interest charges of $2.1 million associated with the repayment of the outstanding borrowings under our revolving credit facility in March 2016, which remained undrawn through September 30, 2016. Interest expense also decreased $1.1 million as a result of the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016. These decreases were offset by a $0.4 million increase in commitment fees as a result of an increase in the unused portion of the commitments under our revolving credit facility.
Income Tax Expense (Benefit)
Income tax benefit decreased $2.0 million primarily due to a lower pretax loss, partially offset by a higher effective tax rate. The effective tax rates for the third quarter of 2016 and 2015 were 43.9% and 39.2%, respectively. The increase in the effective tax rate is primarily due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate.
First Nine Months of 2016 and 2015 Compared
We reported a net loss in the first nine months of 2016 of $124.4 million, or $0.27 per share, compared to net loss of $2.8 million, or $0.01 per share, in the first nine months of 2015. The increase in net loss was primarily due to lower operating revenues, partially offset by lower operating expenses and interest expense and a higher income tax benefit.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Nine Months Ended September 30,		Variance
Revenue Variances (In thousands)	2016	2015	Amount	Percent
Natural gas	$711,010	$807,960	$(96,950)	(12)%
Crude oil and condensate	114,610	202,804	(88,194)	(43)%
Gain (loss) on derivative instruments	(1,286)	44,668	(45,954)	(103)%
Brokered natural gas	9,417	12,650	(3,233)	(26)%
Other	5,435	8,277	(2,842)	(34)%
	$839,186	$1,076,359	$(237,173)	(22)%

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2016	2015	Amount	Percent
Price Variances
Natural gas	$1.61	$1.91	$(0.30)	(16)%	$(132,476)
Crude oil and condensate	$35.92	$48.00	$(12.08)	(25)%	(38,514)
Total					$(170,990)
Volume Variances
Natural gas (Bcf)	441.8	423.2	18.6	4%	$35,526
Crude oil and condensate (Mbbl)	3,190	4,225	(1,035)	(24)%	(49,680)
Total					$(14,154)

Natural Gas Revenues
The decrease in natural gas revenues of $97.0 million was due to lower natural gas prices, partially offset by higher production. The increase in production was a result of our drilling and completion activities in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas in February 2016.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $88.2 million was due to lower production and crude oil prices. The decrease in production was a result of a decrease in drilling and completion activities in south Texas.
Impact of Derivative Instruments on Operating Revenues

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$3,204	$133,827
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(4,490)	(89,159)
	$(1,286)	$44,668
Brokered Natural Gas

	Nine Months Ended September 30,				Variance		Price and Volume Variances (In thousands)
	2016		2015		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.38		$3.03	$(0.65)	(21)%	$(2,570)
Volume brokered (Mmcf)	x	3,954	x	4,176	(222)	(5)%	(663)
Brokered natural gas (In thousands)		$9,417		$12,650			$(3,233)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$1.90		$2.31	$(0.41)	(18)%	$(1,621)
Volume brokered (Mmcf)	x	3,954	x	4,176	(222)	(5)%	(496)
Brokered natural gas (In thousands)		$7,526		$9,643			$(2,117)

Brokered natural gas margin (In thousands)		$1,891		$3,007			$(1,116)
The $1.1 million decrease in brokered natural gas margin is a result of a decrease in sales price that outpaced the decrease in purchase price and lower brokered volumes.

Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2016	2015	Amount	Percent
Operating and Other Expenses
Direct operations	$77,139	$106,947	$(29,808)	(28)%
Transportation and gathering	322,883	321,652	1,231	—%
Brokered natural gas	7,526	9,643	(2,117)	(22)%
Taxes other than income	23,737	34,298	(10,561)	(31)%
Exploration	13,109	18,960	(5,851)	(31)%
Depreciation, depletion and amortization	448,910	472,335	(23,425)	(5)%
General and administrative	68,399	53,611	14,788	28%
	$961,703	$1,017,446	$(55,743)	(5)%

Earnings (loss) on equity method investments	$208	$4,581	$(4,373)	(95)%
Gain (loss) on sale of assets	(768)	3,814	(4,582)	(120)%
Loss on debt extinguishment	4,709	—	4,709	100%
Interest expense	67,821	72,244	(4,423)	(6)%
Income tax expense (benefit)	(71,243)	(2,169)	(69,074)	3,185%
Total costs and expenses from operations decreased by $55.7 million, or 5%, in the first nine months of 2016 compared to the same period of 2015. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $29.8 million largely due to improved operational efficiencies, cost reductions from service providers and suppliers in 2016 compared to 2015 and the divestiture of certain oil and gas properties in east Texas in February 2016.

•
Transportation and gathering increased $1.2 million due to higher throughput as a result of higher Marcellus Shale production and the commencement of various transportation and gathering agreements in the Marcellus Shale throughout 2015.

•	Brokered natural gas decreased $2.1 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $10.6 million due to $6.6 million lower production taxes primarily resulting from lower crude oil prices and production in south Texas and the receipt of a production tax refund of $1.9 million in February 2016. Additionally, drilling impact fees decreased $2.3 million as a result of drilling fewer wells in Pennsylvania during 2016 compared to 2015 and ad valorem taxes decreased $1.7 million as a result of lower property values primarily in south Texas. The remaining changes in taxes other than income were not individually significant.

•
Exploration decreased $5.9 million as a result of charges related to the release of certain drilling rig contracts in south Texas and $2.4 million lower geophysical and geological costs and other exploration expenses. In the first nine months of 2016, we recorded rig termination charges of $1.7 million, compared to $5.1 million in the first nine months of 2015.

•
Depreciation, depletion and amortization decreased $23.4 million, of which $28.5 million was due to a lower DD&A rate of $0.89 per Mcfe for the first nine months of 2016 compared to $0.96 per Mcfe for the first nine months of 2015, partially offset by an $11.0 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to lower cost reserve additions and the impairment charge recorded in the fourth quarter of 2015 associated with higher DD&A rate fields. In addition, amortization of unproved properties decreased $5.5 million in the first nine months of 2016 as a result of lower lease acquisition costs and lower amortization rates.

•
General and administrative increased $14.8 million due to higher stock-based compensation expense of $11.4 million primarily due to an increase in the Company's stock price during the first nine months of 2016 compared to the first nine months of 2015, $5.1 million higher legal expenses and $1.8 million higher professional services. These increases were offset by a $2.9 million decrease in employee-related expenses. The remaining changes in other general and administrative expenses were not individually significant.
Loss on Debt Extinguishment
A $4.7 million extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of the our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.
Gain (Loss) on Sale of Assets
An aggregate gain of $3.8 million was recognized in the first nine months of 2015 primarily due to the sale of certain of our oil and gas properties in east Texas. There were no individually significant gains or losses on the sale of assets recognized during the first nine months of 2016.
Interest Expense
Interest expense decreased $4.4 million due to a $3.2 million decrease resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016, which remained undrawn through September 30, 2016. Interest expense also decreased $1.7 million resulting from the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016. These decreases were offset by a $0.7 million increase in commitment fees as a result of an increase in the unused portion of the commitments under our revolving credit facility.
Income Tax Expense (Benefit)
Income tax benefit increased $69.1 million due to a higher pretax loss, partially offset by a lower effective tax rate. The effective tax rates for the first nine months of 2016 and 2015 were 36.4% and 43.9%, respectively. The decrease in the effective tax rate is primarily due to the impact of non-recurring discrete items recorded during the first nine months of 2016 versus the first nine months of 2015.
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
As of September 30, 2016, we had the following outstanding commodity derivatives:

				Collars					Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas	7.5	Bcf	Oct. 2016					$2.51		$(3,721)
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017					$3.12		(2,009)
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43			1,545
Natural gas	17.7	Bcf	Jan. 2018 - Dec. 2019						$0.42	1,134
Crude oil	0.5	Mmbbl	Oct. 2016 - Dec. 2016	$—	$38.00	$47.10-$47.50	$47.28			(1,440)
										$(4,491)
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth in the table above represent our derivative position at September 30, 2016 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first nine months of 2016, natural gas swaps covered 44.4 Mcf, or 10%, of natural gas production at an average price of $2.51 per Mcf. Crude oil collars with floor prices of $38.00 per Bbl and ceiling prices ranging from $47.10 to $47.50 per Bbl covered 0.9 Mmbbl, or 29%, of crude oil production at an average price of $45.01 per Bbl.
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

The carrying amount and fair value of debt is as follows:

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,520,190	$1,507,258	$2,016,139	$1,839,530
Current maturities	—	—	(20,000)	(20,378)
Long-term debt, excluding current maturities	$1,520,190	$1,507,258	$1,996,139	$1,819,152
ITEM 4.    Controls and Procedures
As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The maximum number of remaining shares that may be purchased under the plan as of September 30, 2016 was 10.1 million shares.
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

CABOT OIL & GAS CORPORATION
(Registrant)

October 28, 2016	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 28, 2016	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 28, 2016	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Controller
(Principal Accounting Officer)