Form 10-K
period 2016-12-31
CABOT OIL & GAS CORP
filed 2017-02-27
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates as of the last business day of registrant's most recently completed second fiscal quarter (based upon the closing sales price on the New York Stock Exchange on June 30, 2016) was approximately $11.8 billion.
As of February 17, 2017, there were 475,138,587 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2017 are incorporated by reference into Part III of this report.

FORWARD-LOOKING INFORMATION
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including geographic basis differentials) of natural gas and crude oil, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. See "Risk Factors" in Item 1A for additional information about these risks and uncertainties. Many of these risks are difficult to predict and beyond our controls. Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
Gross acres.    The total acres in which a working interest is owned.
Gross wells. The total wells in which a working interest is owned.
Net acres. The number of acres an owner has out of a particular number of gross acres. An owner who has a 30% working interest in 100 acres owns 30 net acres.
Net wells. The percentage ownership interest in a well than an owner has based on the working interest. An owner who has a 30% working interest in a well owns a 0.30 net well.
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
STRATEGY
Our objective is to enhance shareholder value over the long-term through consistent growth in production and reserves, even in the current commodity price environment. We believe this is attainable by employing disciplined management of our balance sheet and our operations and remaining focused on our core asset base, which offers a strategic advantage. Key components of our business strategy include:
Disciplined Capital Spending Focused on Organic Projects.    We allocate our capital program to economic projects expected to generate the highest returns, maximize our production levels and add to our reserve growth. Our capital program is developed with the expectation of being fully funded through operating cash flows, with any shortfalls funded primarily by cash on hand and/or borrowings under our revolving credit facility. While we consider various growth opportunities, including strategic acquisitions, our primary focus is organic growth through drilling our core areas of operation where we believe we can exploit our extensive inventory of low-cost, repeatable drilling opportunities. The price we expect to receive for our production is a critical factor in the capital investments we make in order to achieve the greatest economic benefit from the development our properties.
Low Cost Structure.    Our operations are focused on select unconventional plays with significant resource potential that allow us to add and produce reserves at a low cost. We have developed sizable, contiguous acreage positions in our core operating areas and believe the concentration of our assets allows us to further reduce costs through economies of scale. We continue to optimize drilling and completion efficiencies using multi-well pad drilling, increasing frac stages and drilling longer lateral wells in our core operating areas, resulting in additional cost savings. Furthermore, since we operate in a limited number of geographic areas, we believe we can leverage our technical expertise in these areas to achieve further cost reductions through operational efficiencies. We also operate a majority of our properties, which allows us to more effectively manage all elements of our cost structure.
Conservative Financial Position and Financial Flexibility.    We believe the prudent management of our balance sheet and the active management of commodity price risk allows us the financial flexibility to provide continued production and reserve growth over time, even in periods of depressed commodity prices. We utilize derivative contracts to manage commodity price risk and to provide a level of cash flow predictability. In the event we experience a lower than anticipated commodity price environment, we believe that we have the flexibility to supplement the funding of our capital program with cash on hand, borrowings under our revolving credit facility, select asset sales, access to capital markets or, depending on the specific circumstances, reductions to our overall level of activity.
Pursue Strategic Marketing and Transportation Agreements to Maximize Cash Flows and Diversify Risk.    We continue to pursue opportunities to maximize our cash flows and diversify our market and customer risk by securing strategic long-term firm transportation and sales contracts in close proximity to our core area of operations.
2017 OUTLOOK
Our 2017 drilling program includes approximately $650.0 million in capital expenditures and approximately $70.0 million in expected contributions to our equity method investments. We expect to fund these expenditures with existing cash, operating cash flow and, if required, borrowings under our revolving credit facility. See Note 4 of the Notes to the Consolidated Financial Statements for further details regarding our equity method investments in Constitution Pipeline Company, LLC (Constitution) and Meade Pipeline Co LLC (Meade).
In 2017, we plan to drill 95 gross wells (90.0 net) and complete 95 gross wells (90.0 net), of which 51 gross wells (45.0 net) were drilled but uncompleted in prior years. We allocate our planned program for capital expenditures among our various operating areas based on market conditions, return expectations, availability of services and human resources. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.

As a result of higher expected natural gas and crude oil prices, we increased our budgeted capital expenditures compared to 2016. We plan to operate an average of approximately 3.0 rigs in 2017, an increase from an average of approximately 1.4 rigs in 2016. During 2016, we strategically curtailed production levels in the Marcellus Shale due to lower price realizations in the region; however, we expect to increase Marcellus Shale production during 2017.
DESCRIPTION OF PROPERTIES
Our exploration, development and production operations are primarily concentrated in two unconventional plays—the Marcellus Shale in northeast Pennsylvania and the Eagle Ford Shale in south Texas. We also have operations in various other conventional and unconventional plays throughout the continental United States.
Marcellus Shale
Our Marcellus Shale properties represent our largest operating and growth area in terms of reserves, production and capital investment. Our properties are principally located in Susquehanna County, Pennsylvania, where we currently hold approximately 179,000 net acres in the dry gas window of the play. Our 2016 net production in the Marcellus Shale was 581.9 Bcfe, representing approximately 93% of our total equivalent production for the year. As of December 31, 2016, we had a total of 553.0 net wells in the Marcellus Shale, of which approximately 99% are operated by us.
During 2016, we invested $266.1 million in the Marcellus Shale and drilled or participated in drilling 29.0 net wells, completed 63.0 net wells and turned in line 52.0 net wells. As of December 31, 2016, we had 26.2 net wells that were either in the completion stage or waiting on completion or connection to a pipeline. We exited 2016 with two drilling rigs operating in the play and plan to exit 2017 with two rigs operating.
Eagle Ford Shale
Our properties in the Eagle Ford Shale are principally located in Atascosa, Frio and La Salle Counties, Texas, where we hold approximately 84,000 net acres in the oil window of the play. In 2016, our net crude oil/condensate/NGL and natural gas production from the Eagle Ford Shale was 3,819 Mbbl and 2.5 Bcf, respectively, or 25.5 Bcfe, representing approximately 4% of our total equivalent production. As of December 31, 2016, we had a total of 229.3 net wells in the Eagle Ford, of which approximately 90% are operated by us.
During 2016, we invested $91.8 million in the Eagle Ford Shale and drilled or participated in drilling 9.0 net wells, completed 13.0 net wells and turned in line 13.0 net wells. As of December 31, 2016, we had 19.0 net wells that were waiting on completion. We exited 2016 with one drilling rig operating in the play and plan to exit 2017 with one rig operating.
Other Properties
In addition to our core unconventional resource plays, we also operate or participate in other conventional and unconventional plays throughout the continental United States, including the Devonian Shale, Big Lime, Weir and Berea formations in West Virginia; the Haynesville, Bossier, and James Lime formations in east Texas; and the Utica Shale in Pennsylvania.
Ancillary to our exploration, development and production operations, we operate a number of gas gathering and transmission pipeline systems, made up of approximately 3,100 miles of pipeline with interconnects to three interstate transmission systems, four local distribution companies and numerous end users. The majority of our pipeline infrastructure is located in West Virginia and is regulated by the Federal Energy Regulatory Commission (FERC) for interstate transportation service and the West Virginia Public Service Commission (WVPSC) for intrastate transportation service. As such, the transportation rates and terms of service of our pipeline subsidiary, Cranberry Pipeline Corporation, are subject to the rules and regulations of the FERC and the WVPSC. Our natural gas gathering and transmission pipeline systems in West Virginia enable us to connect new wells quickly and transport natural gas from the wellhead directly to interstate pipelines, local distribution companies and industrial end users. Control of our gathering and transmission pipeline systems also enables us to purchase, transport and sell natural gas produced by third parties. In addition, we can engage in development drilling without relying upon third parties to transport our natural gas and incur only the incremental costs of pipeline and compressor additions to our system.
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

ACQUISITIONS
In December 2014, we completed the acquisition of certain proved and unproved oil and gas properties located in the Eagle Ford Shale in south Texas for $30.5 million. Total cash consideration paid was $29.9 million, which reflects the impact of customary purchase price adjustments and acquisition costs.
In October 2014, we purchased certain proved and unproved oil and gas properties located in the Eagle Ford Shale in south Texas for $210.0 million. Total cash consideration paid at closing was $185.2 million, which reflects the impact of customary purchase price adjustments and acquisition costs. In April 2015, we completed the acquisition of the remaining oil and gas properties for which the seller was unable to obtain consents at closing for $16.0 million.
DIVESTITURES
In February 2016, we sold certain proved and unproved oil and gas properties in east Texas to a third party for $56.4 million and recognized a $0.5 million gain on sale of assets.
In October 2014, we sold certain proved and unproved oil and gas properties in east Texas to a third party for $44.3 million and recognized a $19.9 million gain on sale of assets.
In December 2013, we sold certain proved and unproved oil and gas properties located in the Oklahoma and Texas panhandles to Chaparral Energy, L.L.C. for $160.0 million and recognized a $19.4 million gain on sale of assets. We also sold certain proved and unproved oil and gas properties located in Oklahoma, Texas and Kansas to a third party for $123.4 million and recognized a $17.5 million loss on sale of assets.
In 2013, we sold various other proved and unproved oil and gas properties for $44.3 million and recognized an aggregate net gain of $19.5 million.
In 2012, we sold certain unproved oil and gas properties and other assets for $169.3 million and recognized an aggregate net gain of $50.6 million.
MARKETING
Substantially all of our natural gas is sold at market sensitive prices under both long-term and short-term sales contracts and is subject to seasonal price swings. The principal markets for our natural gas are in the northeastern United States where we sell natural gas to industrial customers, local distribution companies, gas marketers and power generation facilities.
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
Our crude oil is sold at market sensitive prices under long-term sales contracts. The principal markets for our oil are in the south Texas refining region where we can market to refineries and oil pipeline customers.
Delivery Commitments
We have entered into various firm sales contracts to deliver and sell natural gas. We believe we will have sufficient production quantities to meet substantially all of our commitments, but may be required to purchase natural gas from third parties to satisfy shortfalls should they occur.
A summary of our firm sales commitments as of December 31, 2016 are set forth in the table below:

Natural Gas (Bcfe)
2017	116.9
2018	294.0
2019	614.8
2020	614.8
2021	575.0

We utilize a part of our firm transportation capacity to deliver natural gas under the majority of these firm sales contracts and have entered into numerous agreements for transportation of our production. Some of these contracts have volumetric requirements which could require monetary shortfall penalties if our production is inadequate to meet the terms. However, we do not believe we have a financial commitment due based on our current proved reserves and production levels from which we can fulfill these obligations.
RISK MANAGEMENT
From time to time, we use derivative financial instruments to manage price risk associated with our natural gas and crude oil production. While there are many different types of derivatives available, we generally utilize collar, swap and basis swap agreements designed to manage price risk more effectively. The collar arrangements are a combination of put and call options used to establish floor and ceiling prices for a fixed volume of natural gas or crude oil production during a certain time period. They provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price falls below the floor. The swap agreements call for payments to, or receipts from, counterparties based on whether the index price for the period is greater or less than the fixed price established for the particular period under the swap agreement.
During 2016, natural gas swaps covered 52.0 Bcf, or 9%, of natural gas production at a weighted-average price of $2.51 per Mcf. Crude oil collars with floor prices of $38.00 per Bbl and ceiling prices ranging from $47.10 to $47.50 per Bbl covered 1.4 Mmbbl, or 34%, of crude oil production at a weighted-average price of $45.61 per Bbl.
As of December 31, 2016, we had the following outstanding commodity derivatives:

				Collars
				Floor		Ceiling		Swaps	Basis Swaps
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017					$3.12
Natural gas	16.2	Bcf	Feb. 2017 - Dec. 2017					$3.46
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43
Natural gas	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42
Crude oil	1.8	Mmbbl	Jan. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
While we have hedged a portion of our expected natural gas and crude oil production for 2017 and beyond, any unhedged production is directly exposed to the volatility in natural gas and crude oil market prices, whether favorable or unfavorable. We will continue to evaluate the benefit of using derivatives in the future. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for further discussion related to our use of derivatives.

RESERVES
The following table presents our estimated proved reserves for the periods indicated:

	December 31,
	2016	2015	2014
Natural Gas (Bcf)
Proved developed reserves	5,500	4,676	4,339
Proved undeveloped reserves(1)	2,781	3,180	2,743
	8,281	7,856	7,082
Crude Oil & NGLs (Mbbl)(2)
Proved developed reserves	20,442	25,586	27,221
Proved undeveloped reserves(1)	28,730	30,144	25,915
	49,172	55,730	53,136

Natural gas equivalent (Bcfe)(3)	8,576	8,190	7,401
Reserve life index (in years)(4)	13.7	13.6	13.9
_______________________________________________________________________________

(1)	Proved undeveloped reserves for 2016, 2015 and 2014 include reserves drilled but uncompleted of 488.7 Bcfe, 937.4 Bcfe and 501.1 Bcfe, respectively.

(2)
NGL reserves were less than 1.0% of our total proved equivalent reserves for 2016, 2015 and 2014, and 13.6%, 16.1% and 13.5% of our proved crude oil and NGL reserves for 2016, 2015 and 2014, respectively.

(3)	Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or NGLs.

(4)	Reserve life index is equal to year-end proved reserves divided by annual production for the years ended December 31, 2016, 2015 and 2014, respectively.
Our proved reserves totaled approximately 8,576 Bcfe at December 31, 2016, of which 97% were natural gas. This reserve level was up by 5% from 8,190 Bcfe at December 31, 2015. In 2016, we added 683.9 Bcfe of proved reserves through extensions, discoveries and other additions, primarily due to the positive results from our drilling and completion program in the Dimock field in northeast Pennsylvania. We also had a net upward revision of 370.1 Bcfe, which was primarily due to an upward performance revision of 658.7 Bcfe associated with positive drilling results in our Dimock field in northeast Pennsylvania, partially offset by a downward revisions of 246.0 Bcfe associated with proved undeveloped (PUD) reserves reclassifications as a result of the five year limitation and 42.6 Bcfe associated with lower commodity prices. In 2016, we produced 627.1 Bcfe.
Our reserves are sensitive to natural gas and crude oil prices and their effect on the economic productive life of producing properties. Our reserves are based on the 12-month average natural gas, crude oil and NGL index prices, calculated as the unweighted arithmetic average for the first day of the month price for each month during the year. Increases in commodity prices may result in a longer economic productive life of a property or result in more economically viable proved undeveloped reserves to be recognized. Decreases in prices may result in negative impacts of this nature.
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
Technologies Used In Reserves Estimates
We utilize various traditional methods to estimate our natural gas, crude oil and NGL reserves, including decline curve extrapolations, material balance calculations, volumetric calculations and analogies, and in some cases a combination of these methods. In addition, at times we may use seismic interpretations to confirm continuity of a formation in combination with traditional technologies; however, seismic interpretations are not used in the volumetric computation.

Internal Control
Our Vice President, Engineering and Technology is the technical person responsible for our internal reserves estimation process and provides oversight of our corporate reservoir engineering department, which consists of three engineers, and the annual audit of our year-end reserves by Miller and Lents. He has a Bachelor of Science degree in Chemical Engineering, specializing in petroleum engineering, and over 34 years of industry experience with positions of increasing responsibility in operations, engineering and evaluations. He has worked in the area of reserves and reservoir engineering for 25 years and is a member of the Society of Petroleum Engineers.
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
Miller and Lents made independent estimates for 100% of our proved reserves estimates and concluded, in their judgment, we have an effective system for gathering data and documenting information required to estimate our proved reserves and project our future revenues. Further, Miller and Lents has concluded (1) the reserves estimation methods employed by us were appropriate, and our classification of such reserves was appropriate to the relevant SEC reserve definitions, (2) our reserves estimation processes were comprehensive and of sufficient depth, (3) the data upon which we relied were adequate and of sufficient quality, and (4) the results of our estimates and projections are, in the aggregate, reasonable. A copy of the audit letter by Miller and Lents dated January 23, 2017, has been filed as an exhibit to this Form 10-K.
Qualifications of Third Party Engineers
The technical person primarily responsible for the audit of our reserves estimates at Miller and Lents meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Miller and Lents is an independent firm of petroleum engineers, geologists, geophysicists, and petro physicists; they do not own an interest in our properties and are not retained on a contingent fee basis.
Proved Undeveloped Reserves
At December 31, 2016 we had 2,953.3 Bcfe of PUD reserves associated with future development costs of $1.5 billion, which represents a decrease of 407.9 Bcfe compared to December 31, 2015. Approximately 94% of our PUD reserves are located in Susquehanna County, Pennsylvania. We expect to complete approximately 99% of our PUD reserves associated with drilled but uncompleted wells by the end of 2017. Future development plans are reflective of the expected increase in commodity prices and have been established based on cash on hand, expected available cash flows from operations and availability under our revolving credit facility. As of December 31, 2016, all PUD reserves are expected to be drilled and completed within five years of initial disclosure of these reserves.
The following table is a reconciliation of the change in our PUD reserves (Bcfe):

Year Ended December 31, 2016
Balance at beginning of period	3,361.2
Transfers to proved developed	(1,215.5)
Additions	583.7
Revision of prior estimates	223.9
Balance at end of period	2,953.3
Changes in PUD reserves that occurred during the year were due to:

•	transfer of 1,215.5 Bcfe from PUD to proved developed reserves based on total capital expenditures of $211.1 million during 2016;

•	new PUD reserve additions of 583.7 Bcfe primarily in the Dimock field in northeast Pennsylvania; and

•
positive PUD reserve revisions of 223.9 Bcfe resulting from positive performance revisions of 515.9 Bcfe associated with the drilling of longer lateral wells and completing more frac stages in our Dimock field in northeast Pennsylvania, partially offset by downward revisions of 246.0 Bcfe associated with PUD reclassifications as a result of the five year limitation and negative price revisions of 46.0 Bcfe.

PRODUCTION, SALES PRICE AND PRODUCTION COSTS
The following table presents historical information about our production volumes for natural gas and oil (including NGLs), average natural gas and crude oil sales prices, and average production costs per equivalent, including our Dimock field located in northeast Pennsylvania, which represents more than 15% of our total proved reserves:

	Year Ended December 31,
	2016	2015	2014
Production Volumes
Natural gas (Bcf)
Dimock field	581.9	540.8	479.8
Total	600.4	566.0	508.0
Oil (Mbbl)(1)
Total	4,454	6,096	3,961
Equivalents (Bcfe)
Dimock field	581.9	540.8	479.8
Total	627.1	602.5	531.8
Natural Gas Average Sales Price ($/Mcf)
Dimock field	$1.69	$1.78	$3.37
Total (excluding realized impact of derivative settlements)	$1.70	$1.81	$3.41
Total (including realized impact of derivative settlements)	$1.70	$2.15	$3.28
Oil Average Sales Price ($/Bbl)
Total (excluding realized impact of derivative settlements)	$37.65	$45.72	$87.65
Total (including realized impact of derivative settlements)	$37.30	$45.72	$88.50
Average Production Costs ($/Mcfe)
Dimock field	$0.03	$0.04	$0.07
Total	$0.11	$0.18	$0.22
_______________________________________________________________________________

(1)
Includes NGLs which represent less than 1.0% of our equivalent production for all years presented and 9.9%, 11.0%, and 9.4% of our oil production for the years ended December 31, 2016, 2015 and 2014, respectively.

ACREAGE
Our interest in both developed and undeveloped properties is primarily in the form of leasehold interests held under customary mineral leases. These leases provide us the right to develop oil and/or natural gas on the properties. Their primary terms range in length from approximately three to 10 years. These properties are held for longer periods if production is established.
The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2016:

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	973,863	861,370	420,018	328,943	1,393,881	1,190,313
Mineral fee acreage	151,440	130,387	61,844	52,276	213,284	182,663
Total	1,125,303	991,757	481,862	381,219	1,607,165	1,372,976

Total Net Undeveloped Acreage Expiration
In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2016 is 78,174, 34,926 and 34,306 for the years ending December 31, 2017, 2018 and 2019, respectively.
We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options. As of December 31, 2016, approximately 29% of our expiring acreage disclosed above is located in our core areas of operation where we currently expect to continue development activities and/or extend the lease terms.
WELL SUMMARY
The following table presents our ownership in productive natural gas and crude oil wells at December 31, 2016. This summary includes natural gas and crude oil wells in which we have a working interest:

	Gross	Net
Natural gas	3,920	3,623.9
Crude oil	292	240.2
Total(1)	4,212	3,864.1
_______________________________________________________________________________

(1)	Total percentage of gross operated wells is 93.5%.
DRILLING ACTIVITY
We drilled and completed wells or participated in the drilling and completion of wells as indicated in the table below. The information below should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	76	76.0	106	97.85	173	150.2
Dry	—	—	—	—	—	—
Exploratory Wells
Productive	—	—	1	1.0	—	—
Dry	—	—	—	—	1	1.0
Total	76	76.0	107	98.9	174	151.2

Acquired Wells	—	—	1	1.0	26	23.7
During the year ended December 31, 2016, we completed 62 gross wells (62.0 net) that were drilled in prior years.
The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2016, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	4	4.0	51	45.2
Exploratory wells	1	1.0	—	—
Total	5	5.0	51	45.2

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
Major Customers
During the years ended December 31, 2016, 2015 and 2014, two customers accounted for approximately 19% and 10%, two customers accounted for approximately 16% and 14% and two customers accounted for approximately 14% and 10%, respectively, of our total sales. We do not believe that the loss of any of these customers would have a material adverse effect on us because alternative customers are readily available.
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
Natural Gas Marketing, Gathering and Transportation
Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the Natural Gas Act of 1938 (NGA), the Natural Gas Policy Act of 1978 (NGPA), and the regulations promulgated under those statutes, the FERC regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. Effective beginning in January 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of natural gas for resale without further FERC approvals. As a result of this policy, all of our produced natural gas is sold at market prices, subject to the terms of any private contracts that may be in effect. In addition, under the provisions of the Energy Policy Act of 2005 (2005 Act), the NGA was amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the 2005 Act, the FERC established regulations intended to increase natural gas pricing transparency by, among other things, requiring market participants to report their gas sales transactions annually to the FERC. The 2005 Act also significantly increased the penalties for violations of the NGA and the FERC’s regulations up to $1,000,000 per day per violation. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation. In 2010, the FERC issued Penalty Guidelines for the determination of civil penalties and procedure under its enforcement program.
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
In 2012 we executed a precedent agreement with Constitution, at the time a wholly owned subsidiary of Williams Partners L.P., for 500,000 Dth per day of pipeline capacity and acquired a 25% equity interest in a pipeline to be constructed in the states of New York and Pennsylvania. On June 12, 2013, the project sponsors filed an application with FERC requesting a certificate of public convenience and necessity to construct and operate the 124‑mile pipeline project that, once completed, will provide 650,000 Dth per day of pipeline capacity. On December 2, 2014, the FERC issued a certificate of public convenience and necessity, authorizing the construction and operation of the pipeline project. While FERC has issued the certificate, the project scope or timeline for construction and eventual in-service date has been impacted by the public regulatory permitting process. Currently, the in-service date for Constitution is expected in the second half of 2018. When placed into service, the project pipeline will be an interstate pipeline subject to full regulation by FERC under the NGA.
Additionally, in 2014 we executed a precedent agreement with Transcontinental Gas Pipe Line Company, LLC (Transco) for 850,000 Dth per day of pipeline capacity and acquired a 20% equity interest in Meade, which was formed to construct a pipeline with Transco from Susquehanna County, Pennsylvania to an interconnect with Transco's mainline in Lancaster County, Pennsylvania. The proposed pipeline will be an interstate pipeline subject to full regulation by the FERC under the NGA. Transco filed an application for a certificate of public convenience and necessity with the FERC on March 31, 2015. On February 3, 2017, the FERC issued a certificate of public convenience and necessity, authorizing the construction and operation of the pipeline project.
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
Federal Regulation of Swap Transactions
We use derivative financial instruments such as collar, swap and basis swap agreements to attempt to more effectively manage price risk due to the impact of changes in commodity prices on our operating results and cash flows. Following enactment of the Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd‑Frank Act) in July 2010, the Commodity Futures Trading Commission (CFTC) has promulgated regulations to implement statutory requirements for swap transactions, including certain options. The CFTC regulations are intended to implement a regulated market in which most swaps are executed on registered exchanges or swap execution facilities and cleared through central counterparties. In addition, all swap market participants are subject to new reporting and recordkeeping requirements related to their swap transactions. We believe that our use of swaps to hedge against commodity exposure qualifies us as an end‑user, exempting us from the requirement to centrally clear our swaps. Nevertheless, changes to the swap market as a result of Dodd‑Frank implementation could significantly increase the cost of entering into new swaps or maintaining existing swaps, materially alter the terms of new or existing swap transactions and/or reduce the availability of new or existing swaps. If we reduce our use of swaps as a result of the Dodd‑Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
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
The cost of compliance with DOT’s integrity management rules depends on integrity testing and the repairs found to be necessary by such testing. Changes to the amount of pipe subject to integrity management, whether by expansion of the definition of the type of areas subject to integrity management procedures or of the applicability of such procedures outside of those defined areas can have a significant impact on costs we may incur to ensure compliance. On April 8, 2016, the DOT’s Pipeline and Hazardous Materials Safety Administration (PHMSA) published a Notice of Proposed Rulemaking that would amend existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities, and extend regulatory requirements to onshore gas gathering lines that are currently exempt. PHMSA issued, but has yet to publish, a similar rule for hazardous liquids pipelines on January 13, 2017. That rule extends regulatory reporting requirements to all liquid gathering lines, requires additional event-driven and periodic inspections, requires use of leak detection systems on all hazardous liquid pipelines, modifies repair criteria, and requires certain pipelines to eventually accommodate inline inspection tools. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review.
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
We generate some hazardous wastes that are already subject to the Federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. The Environmental Protection Agency (EPA) has limited the disposal options for certain hazardous wastes. It is possible that certain wastes currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking by March 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. We could, therefore, be subject to more rigorous and costly disposal requirements in the future than we encounter today.
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
Some of our producing wells and associated facilities are subject to restrictive air emission limitations and permitting requirements. In 2012, the EPA published final New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) that amended the existing NSPS and NESHAP standards for oil and gas facilities and created new NSPS standards for oil and natural gas production, transmission and distribution facilities. In June 2016, the EPA published a final rule that updates and expands the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In addition, the EPA has announced that it intends to impose methane emission standards for existing sources and has issued information collection requests for oil and natural gas facilities. The EPA also published a final rule in June 2016 concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry. If we are unable to comply with air pollution regulations or to obtain permits for emissions associated with our operations, we could be required to forego construction, modification or certain operations. These regulations may also increase compliance costs for some facilities we own or operate, and result in administrative, civil and/or criminal penalties for non-compliance. Obtaining permits may delay the development of our oil and natural gas projects, including the construction and operation of facilities.
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
Greenhouse Gas. In response to studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to global climate change, the United States Congress has considered, but not enacted, legislation to reduce emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, many states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA has also begun to regulate carbon dioxide and other greenhouse gas emissions under existing provisions of the Clean Air Act. This includes proposed regulation of methane emissions from the oil and gas sector. If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy.

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
Employees
As of December 31, 2016, we had 421 employees. In addition, we had 155 employees that are employed by our wholly-owned subsidiary, GasSearch Drilling Services Corporation. We recognize that our success is significantly influenced by the relationship we maintain with our employees. Overall, we believe that our relations with our employees are satisfactory. Our employees are not represented by a collective bargaining agreement.
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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the natural gas and oil that we sell. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Because our reserves are predominantly natural gas (approximately 97% of equivalent proved reserves), changes in natural gas prices have a more significant impact on our financial results than oil prices. Natural gas prices, based on the twelve-month average of the first of the month Henry Hub index price, were $2.48 per Mmbtu in 2016 compared to $2.59 per Mmbtu in 2015. Oil prices, based on the NYMEX monthly average price, were $42.75 per barrel in 2016 compared to $50.28 per barrel in 2015, and have yet to recover to levels experienced in 2014 despite recent price improvements. Low prices throughout 2015 and 2016 have had, and any substantial or extended decline in future natural gas or crude oil prices would have, a material adverse effect our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans. See "Risk Factors-Future natural gas and oil price declines may result in additional write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations."
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
You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. The present value of future cash flows are based on $1.74 per Mcf of natural gas, $10.69 per Bbl of NGLs and $37.54 per Bbl of oil as of December 31, 2016. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the applicable accounting standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.
Future natural gas and oil price declines may result in additional write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations.
The value of our oil and gas properties depends on prices of natural gas and oil. Declines in these prices as well as increases in development costs, changes in well performance, delays in asset development or deterioration of drilling results may result in our having to make material downward adjustments to our estimated proved reserves, and could result in an impairment charge and a corresponding write-down of the carrying amount of our oil and natural gas properties. For example, in December 2015, we recorded an impairment of approximately $114.9 million associated with oil and gas properties in certain non-core fields in south Texas, east Texas and Louisiana. The impairment of these fields was due to a significant decline in commodity prices in late 2015. Because our reserves are predominately natural gas (approximately 97% of equivalent proved reserves), changes in natural gas prices have a more significant impact on our financial results than oil prices.
We evaluate our oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate a property's carrying amount may not be recoverable. We compare expected undiscounted future cash flows to the net book value of the asset. If the future undiscounted expected cash flows, based on our estimate of future natural gas and oil prices, operating costs and anticipated production from proved reserves and risk-adjusted probable and possible reserves, are lower than the net book value of the asset, the capitalized cost is reduced to fair value. Commodity pricing is estimated by using a combination of assumptions management uses in its budgeting and forecasting process as well as historical and current prices adjusted for geographical location and quality differentials, as well as other factors that management believes will impact realizable prices. In the event that commodity prices decline, there could be a significant revision in the future.
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

Our reserve report estimates that production from our proved developed reserves as of December 31, 2016 will decrease at a rate of 7%, 27%, 19% and 15% during 2017, 2018, 2019 and 2020, respectively. Future development of proved undeveloped and other reserves currently not classified as proved developed producing will impact these rates of decline. Because of higher initial decline rates from newly developed reserves, we consider this pattern fairly typical.
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
As of December 31, 2016, we had approximately $1.5 billion of debt outstanding and we may incur additional indebtedness in the future. Increases in our level of indebtedness may:

•	require us to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities;

•	limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt, making certain investments, and paying dividends;

•	place us at a competitive disadvantage compared to our competitors with lower debt service obligations;

•	depending on the levels of our outstanding debt, limit our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes; and

•	increase our vulnerability to downturns in our business or the economy, including declines in prices for natural gas and oil.
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
Our debt agreements also require compliance with covenants to maintain specified financial ratios. If the price that we receive for our natural gas and oil production deteriorates from current levels or continues for an extended period, it could lead to reduced revenues, cash flow and earnings, which in turn could lead to a default under the ratios described above. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period. A prolonged period of decreased natural gas and oil prices could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. In order to provide a margin of comfort with regard to these financial covenants, we may seek to reduce our capital expenditures, sell non-strategic assets or opportunistically modify or increase our derivative instruments to the extent permitted under our debt agreements. In addition, we may seek to refinance or restructure all or a portion of our indebtedness. We cannot assure you that we will be able to successfully execute any of these strategies, and such strategies may be unavailable on favorable terms or at all. For more information about our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources and Liquidity.”
The borrowing base under our revolving credit facility may be reduced, which could limit us in the future.
The borrowing base under our revolving credit facility is currently $3.2 billion, and lender commitments under our revolving credit facility are $1.8 billion. The borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either we or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for any other reason. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations, including any such debt repayment obligations.
Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2017 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2017 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
Our operation of natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. As of December 31, 2016, we owned or operated approximately 3,100 miles of natural gas gathering and pipeline systems. As part of our normal maintenance program, we have identified certain segments of our pipelines that we believe periodically require repair, replacement or additional maintenance.
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
Other companies operate some of the properties in which we have an interest. As of December 31, 2016, non-operated wells represented approximately 6.5% of our total owned gross wells, or approximately 1.9% of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
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
From time to time, when we believe that market conditions are favorable, we use financial derivative instruments to manage price risk associated with our natural gas and crude oil production. While there are many different types of derivatives available, we generally utilize collar, swap and basis swap agreements to manage price risk more effectively.
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
Most of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand or other proppants into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority, including Pennsylvania. As a result, we may be subject to additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, from time to time, legislation has been introduced, but not enacted, in Congress that would provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. If enacted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. Moreover, in May 2014, the EPA announced an Advanced Notice of Proposed Rulemaking under the Toxic Substances Control Act relating to data collection, including the chemical substances and mixtures used in hydraulic fracturing. Further, in March 2015, the Department of the Interior's Bureau of Land Management (BLM) issued a final rule to regulate hydraulic fracturing on public and Indian land; however, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule. This decision is currently being appealed by the federal government. We voluntarily disclose on a well-by-well basis the chemicals we use in the hydraulic fracturing process at www.fracfocus.org.
In addition, state and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal, which could have an adverse effect on oil and natural gas production activities, including operational delays or increased operating costs in the production of oil and natural gas from developing shale plays, or could make it more difficult to perform hydraulic fracturing.
On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including NSPS to address emissions of sulfur dioxide and volatile organic compounds, and NESHAPS to address hazardous air pollutants frequently associated with gas production and processing activities. In June 2016, the EPA published a final rule that updates and expands the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In addition, the EPA has announced that it intends to impose methane emission standards for existing sources and has issued information collection requests for oil and natural gas facilities. The EPA also published a final rule in June 2016 concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry.
Compliance with these requirements, especially the new methane regulation, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. Similarly, aggregating our oil and gas facilities for permitting could result in more complex, costly, and time consuming air permitting. Particularly in regard to obtaining pre-construction permits, the final aggregation rule could add costs and cause delays in our operations.
In addition to these federal legislative and regulatory proposals, some states in which we operate, such as Pennsylvania, West Virginia and Texas, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, the City of Denton, Texas adopted a moratorium on hydraulic fracturing in November 2014, though it was later lifted in 2015, and New York issued a statewide ban on hydraulic fracturing in June 2015. In addition, Pennsylvania's Act 13 of 2012 became law on February 14, 2012 and amended the state's Oil and Gas Act to, among other things, increase civil penalties and strengthen the Pennsylvania Department of Environmental Protection's (PaDEP) authority over the issuance of drilling permits. Although the Pennsylvania Supreme Court struck down portions of Act 13 that made statewide rules on oil and gas preempt local zoning rules, this could lead to additional local restrictions on oil and gas activity in the state. The Pennsylvania Supreme Court heard additional challenges to Act 13 and struck several more provisions in September 2016, including the provision requiring notification of spills and leaks only to public water suppliers.
We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition. For example, in April 2011, PaDEP called on all Marcellus Shale natural gas drilling operators to voluntarily cease by May 19, 2011 delivering wastewater to those centralized treatment facilities that were grandfathered from the application of PaDEP's Total Dissolved Solids regulations. In June 2016, the EPA published final pretreatment standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works (POTWs). The regulations were developed under the EPA's Effluent Guidelines Program under the authority of the Clean Water Act. In response to these actions, operators including us have begun to rely more on recycling of flowback and produced water from well sites as a preferred alternative to disposal.
A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing practices. For example, the EPA conducted a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA released its final report in December 2016. It concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. This study and other studies that may be undertaken by EPA or other federal agencies could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms.
Climate change and climate change legislation and regulatory initiatives could result in increased operating costs and decreased demand for the oil and natural gas that we produce.
Climate change, the costs that may be associated with its effects, and the regulation of greenhouse gas (GHG) emissions have the potential to affect our business in many ways, including increasing the costs to provide our products and services, reducing the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks. In addition, legislative and regulatory responses related to GHG emissions and climate change may increase our operating costs. The United States Congress has previously considered legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in GHG emissions. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years. The United States signed the Paris Agreement in April 2016. Increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.
In September 2009, the EPA finalized a mandatory GHG reporting rule that requires large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions beginning January 1, 2010. The rule applies to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent (CO2e) emissions per year and to most upstream suppliers of fossil fuels, as well as manufacturers of vehicles and engines. Subsequently, in November 2010, the EPA issued GHG monitoring and reporting regulations that went into effect on December 30, 2010, specifically for oil and natural gas facilities, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of CO2e per year. The rule required reporting of GHG emissions by regulated facilities to the EPA by March 2012 for emissions during 2011 and annually thereafter. We are required to report our GHG emissions to the EPA each year in March under this rule and have submitted our annual reports in compliance with the deadline. The EPA also issued a final rule that makes certain stationary sources and newer modification projects subject to permitting requirements for GHG emissions, beginning in 2011, under the CAA. However, in June 2014, the U.S. Supreme Court, in UARG v. EPA, limited the application of the GHG permitting requirements under the Prevention of Significant Deterioration and Title V permitting programs to sources that would otherwise need permits based on the emission of conventional pollutants. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities. Also, in November 2016, the EPA published a final rule adding monitoring methods for detecting leaks from oil and gas equipment and emission factors for leaking equipment to be used to calculate and report GHG emissions resulting from equipment leaks.

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
Cyber-attacks targeting our systems or the oil and gas industry systems and infrastructure could adversely affect our business.
Our business and the oil and gas industry in general have become increasingly dependent on digital data, computer networks and connected infrastructure. We depend on this technology to record and store financial data, estimate quantities of natural gas and crude oil reserves, analyze and share operating data and communicate internally and externally. Computers control nearly all of the oil and gas distribution systems in the United States, which are necessary to transport our products to market.
A cyber-attack may involve a hacker, a virus, malware, phishing or other actions for the purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Unauthorized access to our proprietary information could lead to data corruption or communication or operational disruptions. A cyber-attack directed at oil and gas distribution systems could damage those assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for transported products.
We can provide no assurance that we will not suffer such attacks in the future. As cyber-attackers become more sophisticated, we may be required to expend significant additional resources to continue to protect our business or remediate the damage from cyber-attacks.
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
Environmental Matters
On November 12, 2015, we received a proposed Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (PaDEP) relating to gas migration allegations in an area surrounding several wells owned and operated by us in Susquehanna County, Pennsylvania. The allegations relating to these wells were initially raised by residents in the area in August 2011. We received a Notice of Violation from the PaDEP in September 2011 for failure to prevent the migration of gas into fresh groundwater sources in the area surrounding these wells. Since then, we have been engaged with the PaDEP in investigating the incident and have performed appropriate remediation efforts, including the provision of alternative sources of drinking water to affected residents. We believe the source of methane has been remediated and we entered into a Consent Order and Agreement with the PaDEP on December 30, 2016. We agreed to pay a civil monetary penalty in the amount of approximately $0.3 million and to continue to provide alternative sources of drinking water to affected residents until the affected water supplies are permanently restored. Further, the related gas well is being permanently plugged. Following the plugging of the gas well, additional monitoring will be required to ensure the source of methane has been remediated. Cabot continues to work with the PaDEP to bring this matter to a close.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table shows certain information as of February 22, 2017 about our executive officers, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934, and certain of our other officers.

Name	Age	Position	Officer Since
Dan O. Dinges	63	Chairman, President and Chief Executive Officer	2001
Scott C. Schroeder	54	Executive Vice President and Chief Financial Officer	1997
Jeffrey W. Hutton	61	Senior Vice President, Marketing	1995
Todd L. Liebl	59	Senior Vice President, Land and Business Development	2012
Steven W. Lindeman	56	Senior Vice President, South Region and Engineering	2011
Phillip L. Stalnaker	57	Senior Vice President, North Region	2009
G. Kevin Cunningham	63	Vice President and General Counsel	2010
Matthew P. Kerin	36	Vice President and Treasurer	2014
Todd M. Roemer	46	Vice President and Controller	2010
Deidre L. Shearer	49	Vice President and Corporate Secretary	2012
All officers are elected annually by our Board of Directors. All of the executive officers have been employed by Cabot Oil & Gas Corporation for at least the last five years, except for Mr. Matthew P. Kerin.
Mr. Kerin joined the Company in March 2012 and was appointed Treasurer in September 2014 and was promoted to Vice President in February 2017. Mr. Kerin most recently served as Manager - Finance and Investor Relations. Prior to joining the Company, Mr. Kerin served as an Associate in the Oil and Gas Investment Banking group at J.P. Morgan Securities.  He is a graduate of Texas A&M University with a Bachelor in Business Administration degree in Accounting and a Master of Science degree in Finance. He is also a graduate from the Jones Graduate School of Business at Rice University with a Master in Business Administration degree with a concentration in Finance and Energy.

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

	High	Low	Dividends
2016
First Quarter	$22.88	$15.42	$0.02
Second Quarter	$25.94	$22.23	$0.02
Third Quarter	$26.47	$23.52	$0.02
Fourth Quarter	$25.69	$20.03	$0.02
2015
First Quarter	$30.01	$26.44	$0.02
Second Quarter	$35.34	$29.95	$0.02
Third Quarter	$30.98	$21.28	$0.02
Fourth Quarter	$23.70	$15.03	$0.02
As of February 1, 2017, there were 383 registered holders of our common stock.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2016 regarding the number of shares of common stock that may be issued under our 2014 and 2004 incentive plans. Effective May 1, 2014, no additional awards are to be granted under the 2004 Incentive Plan.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,190,351	(1)	$13.04	(2)	15,995,342	(3)
Equity compensation plans not approved by security holders	n/a		n/a		n/a
Total	3,190,351		$13.04		15,995,342
_______________________________________________________________________________

(1)
Includes 483,286 SARs to be settled in common stock, which are fully vested; 993,530 employee performance shares, the performance periods of which end on December 31, 2016, 2017 and 2018; 885,213 TSR performance shares, the performance periods of which end on December 31, 2016, 2017 and 2018; 479,784 hybrid performance shares, which vest, if at all, in 2017, 2018, and 2019; and 348,538 restricted stock units awarded to the non-employee directors, the restrictions on which lapse upon a non-employee director's departure from the Board of Directors.

(2)	Price is only with respect to the 483,286 SARs outstanding because all other outstanding awards are issued without an exercise price.

(3)
Includes 43,175 shares of restricted stock, the restrictions on which lapse on various dates in 2017, 2018 and 2019; and 15,952,167 shares that are available for future grants under the 2014 Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. During 2016, we did not repurchase any shares of common stock. All purchases executed to date have been through open market transactions. The maximum number of remaining shares that may be purchased under the plan as of December 31, 2016 was 10,107,320.
PERFORMANCE GRAPH
The following graph compares our common stock performance ("COG") with the performance of the Standard & Poor's 500 Stock Index and the Dow Jones U.S. Exploration & Production Index for the period December 2011 through December 2016. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2011 and that all dividends were reinvested.

	December 31,
Calculated Values	2011	2012	2013	2014	2015	2016
COG	$100.00	$131.34	$205.05	$157.00	$94.08	$124.69
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Dow Jones U.S. Exploration & Production	$100.00	$105.82	$139.52	$124.48	$94.94	$118.19
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

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Statement of Operations Data
Operating revenues	$1,155,677	$1,357,150	$2,173,011	$1,746,278	$1,204,546
Impairment of oil and gas properties and other assets (1)	435,619	114,875	771,037	—	—
Gain (loss) on sale of assets(2)	(1,857)	3,866	17,120	21,351	50,635
Income (loss) from operations	(566,554)	(90,362)	106,186	551,582	306,186
Net income (loss)	(417,124)	(113,891)	104,468	279,773	131,730
Basic earnings (loss) per share	$(0.91)	$(0.28)	$0.25	$0.67	$0.31
Diluted earnings (loss) per share	$(0.91)	$(0.28)	$0.25	$0.66	$0.31
Dividends per common share	$0.08	$0.08	$0.08	$0.06	$0.04

	December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data
Properties and equipment, net	$4,250,125	$4,976,879	$4,925,711	$4,546,227	$4,310,977
Total assets (3)	5,122,569	5,253,038	5,429,705	4,978,038	4,612,780
Current portion of long-term debt	—	20,000	—	—	75,000
Long-term debt (3)	1,520,530	1,996,139	1,743,989	1,143,958	1,008,467
Stockholders' equity	2,567,667	2,009,188	2,142,733	2,204,602	2,131,447
____________________________________________ ___________________________________

(1)	For discussion of impairment of oil and gas properties and other assets, refer to Note 3 of the Notes to the Consolidated Financial Statements.

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

(3)
Effective January 1, 2016, the Company adopted Accounting Standards Update No. 2015-03 as a change in accounting principle. The Consolidated Balance Sheet as of December 31, 2015, 2014, 2013 and 2012 has been retrospectively adjusted to reflect the adoption of this guidance, resulting in a decrease of $8.9 million, $8.0 million, $3.0 million and $3.5 million, respectively, in both total assets and long-term debt related to the debt issuance costs on the Company's senior notes.

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
OVERVIEW
Financial and Operating Overview
Financial and operating results for the year ended December 31, 2016 compared to the year ended December 31, 2015 are as follows:

•	Equivalent production increased 24.6 Bcfe, or 4%, from 602.5 Bcfe, or 1,650.8 Mmcfe per day, in 2015 to 627.1 Bcfe, or 1,713.4 Mmcfe per day, in 2016.

•
Natural gas production increased 34.4 Bcf, or 6%, from 566.0 Bcf in 2015 to 600.4 Bcf in 2016, as a result of drilling and completion activities in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas in early 2016.

•	Crude oil/condensate/NGL production decreased 1.6 Mmbbls, or 27%, from 6.1 Mmbbls in 2015 to 4.5 Mmbbls in 2016, as a result of a decrease in drilling activities in south Texas.

•	Average realized natural gas price for 2016 was $1.70 per Mcf, 21% lower than the $2.15 per Mcf price realized in 2015.

•	Average realized crude oil price for 2016 was $37.30 per Bbl, 18% lower than the $45.72 per Bbl price realized in 2015.

•	Drilled 40 gross wells (38.0 net) with a success rate of 100.0% in 2016 compared to 138 gross wells (130.5 net) with a success rate of 100.0% in 2015.

•	Completed 76 gross wells (76.0 net) in 2016 compared to 107 gross wells (98.9 net) in 2015.

•	Total capital expenditures were $372.5 million in 2016 compared to $773.5 million in 2015.

•
Average rig count during 2016 was approximately 1.1 rigs in the Marcellus Shale and approximately 0.3 rigs in the Eagle Ford Shale, compared to an average rig count in the Marcellus Shale of approximately 3.5 rigs and approximately 1.9 rigs in the Eagle Ford Shale during 2015.

•	In February 2016, we completed a public offering of our common stock and received net proceeds of $995.6 million, after deducting underwriting discounts and commissions.

•	In February 2016, we received proceeds of $50.1 million primarily related to the divestiture of certain proved and unproved oil and gas properties in east Texas.

•	In May 2016, we repurchased $64.0 million principal amount of our 6.51% weighted-average senior notes for approximately $68.3 million.

•	In December 2016, we recognized an impairment loss of $435.6 million associated with our oil and gas properties and related pipeline assets in West Virginia and Virginia.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors. In addition, our realized prices are further impacted by our hedging activities. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. Location differentials have increased in certain regions, such as in the Appalachian region, resulting in further declines in natural gas prices. We expect natural gas and crude oil prices to remain volatile. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to "Results of Operations" below. See "Risk Factors—Natural gas and oil prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business" and "Risk Factors—Our future performance depends on our ability to find or acquire additional natural gas and oil reserves that are economically recoverable" in Item 1A.
We account for our derivative instruments on a mark-to-market basis with changes in fair value recognized in operating revenues in the Consolidated Statement of Operations. As a result of these mark-to-market adjustments associated with our derivative instruments, we will experience volatility in our earnings due to commodity price volatility. Refer to “Impact of Derivative Instruments on Operating Revenues” below and Note 6 to the Consolidated Financial Statements for more information.
Commodity prices have remained volatile and have improved during the fourth quarter of 2016 compared to the fourth quarter of 2015 but have yet to recover to levels experienced in 2014. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge.
We believe we are well-positioned to manage the challenges presented in the current commodity pricing environment, and we can endure the current cyclical downturn in the oil and gas industry and the continued volatility in current and future commodity prices by:

•	Continuing to exercise discipline in our capital program by fully funding our capital expenditures with operating cash flows.

•	Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.

•
Continuing to manage our balance sheet, which included the issuance of common stock in February 2016. Our common stock issuance allowed us to pay down the outstanding balance under our revolving credit facility and certain of our senior notes, leaving us with sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants.

•	Continuing to manage price risk by strategically hedging our natural gas and crude oil production.
FINANCIAL CONDITION
Capital Resources and Liquidity
Our primary sources of cash in 2016 were from funds generated from the sale of common stock, the sale of natural gas and oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), repayment of indebtedness under our revolving credit facility and to repurchase certain of our senior notes, interest payments on debt and payment of dividends. See below for additional discussion and analysis of cash flow.
In February 2016, we sold an aggregate of 50.6 million shares of common stock at a price of $19.675 per share and received $995.6 million in net proceeds, after deducting underwriting discounts and commissions. These net proceeds were used for general corporate purposes, including repaying indebtedness under our revolving credit facility, repurchasing certain of our senior notes.
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
In May 2016, we repurchased $64.0 million principal amount of our 6.51% weighted-average senior notes for approximately $68.3 million. A $4.7 million extinguishment loss was recognized in the second quarter of 2016 associated with the premium paid and the write-off of a portion of the related deferred financing costs due to early repayment. As a result of the repurchase of these senior notes, the available commitments under the revolving credit facility increased to $1.7 billion and remained at that level as of December 31, 2016.

A decline in commodity prices could result in the future reduction of our borrowing base and related commitments under the revolving credit facility. Unless commodity prices decline significantly from current levels, we do not believe that any such reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with the existing cash on hand, internally generated cash flow and availability under our revolving credit facility, we have the capacity to finance our spending plans.
As of December 31, 2016, we had no borrowings outstanding and unused commitments of $1.7 billion under our revolving credit facility. At December 31, 2015, we had $413.0 million of borrowings outstanding under our revolving credit facility.
At December 31, 2016, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. See Note 5 of the Notes to the Consolidated Financial Statements for further details regarding our debt.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows provided by operating activities	$392,377	$740,737	$1,236,435
Cash flows used in investing activities	(353,218)	(993,334)	(1,664,840)
Cash flows provided by financing activities	458,869	232,157	425,959
Net increase (decrease) in cash and cash equivalents	$498,028	$(20,440)	$(2,446)
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, sales of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At December 31, 2016 and 2015, we had a working capital surplus of $458.1 million and a deficit of $90.8 million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility available to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in 2016 decreased by $348.4 million when compared to 2015. This decrease was primarily due to unfavorable changes in working capital and other assets and liabilities and lower operating revenues, partially offset by lower operating expenses (excluding non-cash expenses). The decrease in operating revenues was primarily due to a decrease in realized natural gas and crude oil prices, partially offset by an increase in equivalent production. Average realized natural gas and crude oil prices decreased by 21% and 18%, respectively, for 2016 compared to 2015. Equivalent production increased by 4% for 2016 over 2015 as a result of higher natural gas production in the Marcellus Shale, partially offset by lower oil production in the Eagle Ford Shale.
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
Investing Activities. Cash flows used in investing activities decreased by $640.1 million from 2015 to 2016 due to a decrease of $580.4 million in capital expenditures, $16.3 million lower acquisition costs and $42.8 million higher proceeds from the sale of assets.
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
Financing Activities. Cash flows provided by financing activities increased by $226.7 million from 2015 to 2016 due to $995.3 million of net proceeds related to the issuance of common stock and lower capitalized debt issuance costs of $4.6 million related to the amendment of our revolving credit facility and senior notes in December 2015. These increases were partially offset by $770.0 million of higher net repayments of debt due to the repayment of the outstanding balance on our revolving credit facility and certain of our senior notes with the proceeds from the issuance of common stock and $3.1 million of higher dividend payments.
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
Capitalization
Information about our capitalization is as follows:

	December 31,
(Dollars in thousands)	2016	2015
Debt(1)	$1,520,530	$2,016,139
Stockholders' equity	2,567,667	2,009,188
Total capitalization	$4,088,197	$4,025,327
Debt to total capitalization	37%	50%
Cash and cash equivalents	$498,542	$514
_______________________________________________________________________________

(1)
Includes $20.0 million of current portion of long-term debt and $413.0 million of borrowings outstanding under our revolving credit facility at December 31, 2015. There were no borrowings outstanding under our revolving credit facility as of December 31, 2016.

During 2016 and 2015, we paid dividends of $36.2 million ($0.08 per share) and $33.1 million ($0.08 per share) on our common stock, respectively.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations and, if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Capital expenditures
Drilling and facilities	$359,479	$729,994	$1,454,288
Leasehold acquisitions	2,703	20,097	73,962
Property acquisitions	—	16,312	214,737
Pipeline and gathering	1,909	2,373	1,287
Other	8,386	4,739	14,791
	372,477	773,515	1,759,065
Exploration expenditures(1)	27,662	27,460	28,746
Total	$400,139	$800,975	$1,787,811
_______________________________________________________________________________
(1) Exploration expenditures include $10.1 million, $3.3 million and $7.8 million of exploratory dry hole expenditures in 2016, 2015 and 2014, respectively.
In 2016, we drilled 40 gross wells (38.0 net) and completed 76 gross wells (76.0 net), of which 62 gross wells (62.0 net) were drilled but uncompleted in prior years. In 2017, we plan to drill 95 gross wells (90.0 net) and complete 95 gross wells (90.0 net), of which 51 gross wells (45.0 net) were drilled but uncompleted in prior years. Our 2017 drilling program includes approximately $650.0 million in total capital expenditures. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. A summary of our contractual obligations as of December 31, 2016 are set forth in the following table:

		Payments Due by Year
(In thousands)	Total	2017	2018 to 2019	2020 to 2021	2022 & Beyond
Debt	$1,528,000	$—	$304,000	$275,000	$949,000
Interest on debt(1)	402,296	73,511	117,643	89,593	121,549
Transportation and gathering agreements(2)	1,844,173	148,061	323,653	300,632	1,071,827
Drilling rig commitments(2)	4,188	4,188	—	—	—
Hydraulic fracturing services commitments (2)	3,960	3,960	—	—	—
Operating leases(2)	37,209	7,244	13,090	10,672	6,203
Equity investment contribution commitments(3)	266,363	70,000	196,363	—	—
Total contractual obligations	$4,086,189	$306,964	$954,749	$675,897	$2,148,579
_______________________________________________________________________________

(1)
Interest payments have been calculated utilizing the rates associated with our senior notes outstanding at December 31, 2016, assuming that our senior notes will remain outstanding through their respective maturity dates.

(2)
For further information on our obligations under transportation and gathering agreements, drilling rig commitments, hydraulic fracturing services commitments and operating leases, see Note 9 of the Notes to the Consolidated Financial Statements.

(3)	For further information on our equity investment contribution commitments, see Note 4 of the Notes to the Consolidated Financial Statements.

Amounts related to our asset retirement obligation are not included in the above table given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligation at December 31, 2016 was $133.7 million. See Note 8 of the Notes to the Consolidated Financial Statements for further details.
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
Our rate of recording depreciation, depletion and amortization (DD&A) expense is dependent upon our estimate of proved and proved developed reserves, which are utilized in our unit-of-production calculation. If the estimates of proved reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it uneconomic to drill and produce higher cost fields. A 5% positive or negative revision to proved reserves would result in a decrease of $0.04 per Mcfe and an increase of $0.04 per Mcfe, respectively, on our DD&A rate. Revisions in significant fields may individually affect our DD&A rate. It is estimated that a positive or negative reserve revision of 10% in one of our most productive fields would result in a decrease of $0.05 per Mcfe and an increase of $0.06 per Mcfe, respectively, on our total DD&A rate. These estimated impacts are based on current data, and actual events could require different adjustments to our DD&A rate.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to our undeveloped acreage amortization based on past drilling and exploration experience, our expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. Historically, the average property life in each of the geographical areas has not significantly changed and generally range from three to five years. The commodity price environment may impact the capital available for exploration projects as well as development drilling. We have considered these impacts when determining the amortization rate of our undeveloped acreage, especially in exploratory areas. If the average unproved property life decreases or increases by one year, the amortization would increase by approximately $8.9 million or decrease by approximately $7.5 million, respectively, per year.
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
Recently Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to the Consolidated Financial Statements, "Summary of Significant Accounting Policies," for a discussion of recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to the Consolidated Financial Statements, "Summary of Significant Accounting Policies," for a discussion of new accounting pronouncements that affect us.
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

Restrictive Covenants. Our ability to incur debt and to make certain types of investments is subject to certain restrictive covenants in our various debt instruments. Among other requirements, our senior note agreements and our revolving credit agreement specify a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0, a minimum asset coverage ratio of the present value of proved reserves before income taxes plus adjusted cash to indebtedness and other liabilities of 1.25 to 1.0, which increases back to a ratio of 1.75 to 1.0 beginning on January 1, 2018, and a leverage ratio of debt to consolidated EBITDAX of 4.75 to 1.0. through and including December 31, 2016. Under the terms of the respective agreements, the leverage ratio will be adjusted to 4.25 to 1.0 through and including December 31, 2017 and 3.5 to 1.0 beginning on March 31, 2018 or until we maintain a leverage ratio below 3.0 to 1.0 for two consecutive fiscal quarters on or after December 31, 2017 or we receive an investment grade rating by Standard & Poor's Ratings Services (S&P) or Moody's Investor Service, Inc. (Moody's), at which time we will no longer be subject to this covenant. Our revolving credit agreement also requires us to maintain a minimum current ratio of 1.0 to 1.0. At December 31, 2016, we were in compliance with all restrictive financial covenants in both our senior note agreements and our revolving credit agreement.
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
Commodity Pricing and Risk Management Activities. Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and crude oil. Further declines in natural gas and crude oil prices may have a material adverse effect on our financial condition, liquidity, ability to obtain financing and operating results. Lower natural gas and crude oil prices also may reduce the amount of natural gas and crude oil that we can produce economically. Historically, natural gas and crude oil prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially trigger an impairment of our oil and gas properties or a violation of certain financial debt covenants. Because our reserves are predominantly natural gas (approximately 97% of equivalent proved reserves), changes in natural gas prices may have a more significant impact on our financial results than oil prices.
The majority of our production is sold at market responsive prices. Generally, if the related commodity index declines, the price that we receive for our production will also decline. Furthermore, we have experienced widening basis differentials in certain regions, such as in the Appalachian region, resulting in further declines in natural gas prices. Therefore, the amount of revenue that we realize is determined by certain factors that are beyond our control. However, management may mitigate this price risk on a portion of our anticipated production with the use of commodity derivatives. Most recently, we have used commodity derivatives such as collar, swap and basis swap arrangements to reduce the impact of sustained lower pricing on our revenue. Under both arrangements, there is also a risk that the movement of index prices may result in our inability to realize the full benefit of an improvement in market conditions.
RESULTS OF OPERATIONS
2016 and 2015 Compared
We reported a net loss for 2016 of $417.1 million, or $0.91 per share, compared to net loss for 2015 of $113.9 million, or $0.28 per share. The increase in net loss was primarily due to lower operating revenues and higher operating expenses, partially offset by a higher income tax benefit.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Year Ended December 31,		Variance
Revenue Variances (In thousands)	2016	2015	Amount	Percent
Natural gas	$1,022,590	$1,025,044	$(2,454)	—%
Crude oil and condensate	151,106	248,211	(97,105)	(39)%
Gain (loss) on derivative instruments	(38,950)	56,686	(95,636)	(169)%
Brokered natural gas	13,569	16,383	(2,814)	(17)%
Other	7,362	10,826	(3,464)	(32)%
	$1,155,677	$1,357,150	$(201,473)	(15)%

	Year Ended December 31,		Variance		Increase (Decrease) (In thousands)
	2016	2015	Amount	Percent
Price Variances
Natural gas	$1.70	$1.81	$(0.11)	(6)%	$(64,718)
Crude oil and condensate	$37.65	$45.72	$(8.07)	(18)%	(32,365)
Total					$(97,083)
Volume Variances
Natural gas (Bcf)	600.4	566.0	34.4	6%	$62,264
Crude oil and condensate (Mbbl)	4,013	5,429	(1,416)	(26)%	(64,740)
Total					$(2,476)

Natural Gas Revenues
The decrease in natural gas revenues of $2.5 million was due to lower natural gas prices, partially offset by higher production. The increase in production was a result of our drilling and completion activities in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas in early 2016.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $97.1 million was due to lower production and crude oil prices. The decrease in production was a result of a decrease in drilling and completion activities in south Texas.
Impact of Derivative Instruments on Operating Revenues

	Year Ended December 31,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(1,682)	$194,289
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(37,268)	(137,603)
	$(38,950)	$56,686

Brokered Natural Gas

	Year Ended December 31,				Variance		Price and Volume Variances (In thousands)
		2016		2015	Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.55		$2.83	$(0.28)	(10)%	$(1,490)
Volume brokered (Mmcf)	x	5,321	x	5,784	(463)	(8)%	(1,324)
Brokered natural gas (In thousands)		$13,569		$16,383			$(2,814)
Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.03		$2.18	$(0.15)	(7)%	$798
Volume brokered (Mmcf)	x	5,321	x	5,784	(463)	(8)%	1,009
Brokered natural gas (In thousands)		$10,785		$12,592			$1,807

Brokered natural gas margin (In thousands)		$2,784		$3,791			$(1,007)
The $1.0 million decrease in brokered natural gas margin is a result of a decrease in sales price that outpaced the decrease in purchase price and lower brokered volumes.
Operating and Other Expenses

	Year Ended December 31,		Variance
(In thousands)	2016	2015	Amount	Percent
Operating and Other Expenses
Direct operations	$100,696	$140,814	$(40,118)	(28)%
Transportation and gathering	436,542	427,588	8,954	2%
Brokered natural gas	10,785	12,592	(1,807)	(14)%
Taxes other than income	29,223	42,809	(13,586)	(32)%
Exploration	27,662	27,460	202	1%
Depreciation, depletion and amortization	590,128	622,211	(32,083)	(5)%
Impairment of oil and gas properties and other assets	435,619	114,875	320,744	279%
General and administrative	87,242	69,444	17,798	26%
	$1,717,897	$1,457,793	$260,104	18%

Earnings (loss) on equity method investments	$(2,477)	$6,415	$(8,892)	(139)%
Gain (loss) on sale of assets	(1,857)	3,866	(5,723)	(148)%
Loss on debt extinguishment	4,709	—	4,709	100%
Interest expense	88,336	96,911	(8,575)	(9)%
Income tax benefit	(242,475)	(73,382)	169,093	230%
Total costs and expenses from operations increased by $260.1 million from 2015 to 2016. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $40.1 million largely due to improved operational efficiencies, cost reductions from service providers and suppliers in 2016 compared to 2015 and divestiture of certain oil and gas properties in east Texas in February 2016.

•
Transportation and gathering increased $9.0 million due to higher throughput as a result of higher Marcellus Shale production and the commencement of various transportation and gathering agreements in the Marcellus Shale throughout 2015.

•	Brokered natural gas decreased $1.8 million from 2015 to 2016. See the preceding table titled "Brokered Natural Gas" for further analysis.

•
Taxes other than income decreased $13.6 million due to $7.2 million lower production taxes resulting from lower crude oil prices and production in south Texas and the receipt of a production tax refund of $1.9 million in February 2016. Additionally, drilling impact fees decreased $1.5 million as a result of drilling fewer wells in Pennsylvania during 2016 compared to 2015 and ad valorem taxes decreased $3.8 million as a result of lower property values primarily in south Texas. The remaining changes were not individually significant.

•
Exploration increased $0.2 million as a result of a $6.7 million increase in exploratory dry hole expense, partially offset by lower charges related to the release of certain drilling rig contracts in south Texas and $2.7 million lower geophysical and geological costs and other exploration expenses. During 2016, we recorded rig termination charges of $1.7 million, compared to $5.1 million during 2015.

•
Depreciation, depletion and amortization decreased $32.1 million, of which $41.2 million was due to a lower DD&A rate of $0.87 per Mcfe for 2016 compared to $0.93 per Mcfe for 2015, partially offset by a $23.0 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to lower cost reserve additions and the impairment charge recorded in the fourth quarter of 2015 associated with higher DD&A rate fields. In addition, amortization of unproved properties decreased $16.4 million in 2016 as a result of lower lease acquisition costs and lower amortization rates.

•
Impairment of oil and gas properties and other assets was $435.6 million in 2016 due to the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia. In 2015, we recognized an impairment of oil and gas properties of $114.9 million related to certain non-core fields in south Texas, east Texas and Louisiana. The impairment of these fields was due to a significant decline in commodity prices in late 2015.

•
General and administrative increased $17.8 million due to higher stock-based compensation expense of $12.3 million primarily the result of an increase in the Company's stock price during 2016 compared to 2015 and $2.7 million higher professional services. The remaining changes were not individually significant.

Earnings (Loss) on Equity Method Investments
The decrease in equity method earnings (loss) is the result of our proportionate share of net earnings from our equity method investments in 2016 compared to 2015.
Gain (Loss) on Sale of Assets
During 2016, we recognized a net aggregate loss of $1.9 million primarily due to the sale of certain of our oil and gas properties in east and south Texas. During 2015, we recognized a net aggregate gain of $3.9 million primarily due to the sale of certain unproved oil and gas properties in east Texas.

Loss on Debt Extinguishment
A $4.7 million extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.
Interest Expense
Interest expense decreased $8.6 million due to a $5.5 million decrease resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016, which remained undrawn through December 31, 2016. Interest expense also decreased $3.4 million resulting from the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016 and the repayment of our 7.33% weighted-average senior notes at maturity. These decreases were offset by a $0.6 million increase in commitment fees as a result of an increase in the unused portion of the commitments under our revolving credit facility.

Income Tax Benefit
Income tax benefit increased $169.1 million due to a higher pretax loss, partially offset by a lower effective tax rate. The effective tax rates for 2016 and 2015 were 36.8% and 39.2%, respectively. The decrease in the effective tax rate is primarily due to the impact of non-recurring discrete items recorded during 2016 compared to 2015.

We expect our 2017 effective income tax rate to be approximately 37.0%; however, this rate may fluctuate based on a number of factors, including but not limited to changes in enacted federal and/or state tax rates that occur during the year, as well as changes in the composition and location of our asset base, our employees and our customers.
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

Operating and Other Expenses

	Year Ended December 31,		Variance
(In thousands)	2015	2014	Amount	Percent
Operating and Other Expenses
Direct operations	$140,814	$145,529	$(4,715)	(3)%
Transportation and gathering	427,588	349,321	78,267	22%
Brokered natural gas	12,592	30,030	(17,438)	(58)%
Taxes other than income	42,809	47,012	(4,203)	(9)%
Exploration	27,460	28,746	(1,286)	(4)%
Depreciation, depletion and amortization	622,211	632,760	(10,549)	(2)%
Impairment of oil and gas properties and other assets	114,875	771,037	(656,162)	(85)%
General and administrative	69,444	82,590	(13,146)	(16)%
	$1,457,793	$2,087,025	$(629,232)	(30)%

Earnings (loss) on equity method investments	$6,415	$3,080	$3,335	108%
Gain (loss) on sale of assets	3,866	17,120	(13,254)	(77)%
Interest expense	96,911	73,785	23,126	31%
Income tax benefit	(73,382)	(72,067)	1,315	2%
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

•
Impairment of oil and gas properties and other assets was $114.9 million in 2015 due to the impairment of certain non-core fields in south Texas, east Texas and Louisiana. The impairment of these fields was due to a significant decline in commodity prices in late 2015. In 2014, we recognized an impairment of oil and gas properties and other assets of

$771.0 million related to certain non-core fields, primarily in east Texas. The impairment of these fields was due to a significant decline in commodity prices in late 2014 and management's decision not to pursue activity in these non-core areas in the then current price environments.

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
Income Tax Benefit
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
Periodically, we enter into commodity derivatives, including collar, swap and basis swap agreements, to protect against exposure to price declines related to our natural gas and crude oil production. Our credit agreement restricts our ability to enter into commodity derivatives other than to hedge or mitigate risks to which we have actual or projected exposure or as permitted under our risk management policies and not subjecting us to material speculative risks. All of our derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas or crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures.
As of December 31, 2016, we had the following outstanding commodity derivatives:

				Collars
				Floor		Ceiling		Swaps	Basis Swaps	Asset
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	Weighted- Average	(Liability) (In thousands)
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017					$3.12		$(21,682)
Natural gas	16.2	Bcf	Feb. 2017 - Dec. 2017					$3.46		(857)
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43			(14,289)
Natural gas	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42	2,823
Crude oil	1.8	Mmbbl	Jan. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39			(3,950)
										$(37,955)
In the above table, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth in the table above represent our total unrealized derivative position at December 31, 2016 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
A significant portion of our expected natural gas and crude oil production for 2017 and beyond is currently unhedged and directly exposed to the volatility in natural gas and crude oil market prices, whether favorable or unfavorable.
During 2016, natural gas swaps covered 52.0 Bcf, or 9%, of natural gas production at a weighted-average price of $2.51 per Mcf. Crude oil collars with floor prices of $38.00 per Bbl and ceiling prices ranging from $47.10 to $47.50 per Bbl covered 1.4 Mmbbl, or 34%, of crude oil production at a weighted-average price of $45.61 per Bbl.
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
The carrying amount and fair value of debt is as follows:

	December 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,520,530	$1,463,643	$2,016,139	$1,839,530
Current maturities	—	—	(20,000)	(20,378)
Long-term debt, excluding current maturities	$1,520,530	$1,463,643	$1,996,139	$1,819,152

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cabot Oil & Gas Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2017

CABOT OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
(In thousands, except share amounts)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$498,542	$514
Accounts receivable, net	191,045	120,229
Income taxes receivable	10,298	4,323
Inventories	13,304	17,049
Other current assets	2,692	2,671
Total current assets	715,881	144,786
Properties and equipment, net (Successful efforts method)	4,250,125	4,976,879
Equity method investments	129,524	103,517
Other assets	27,039	27,856
	$5,122,569	$5,253,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$168,411	$160,407
Current portion of long-term debt	—	20,000
Accrued liabilities	21,492	24,923
Interest payable	27,650	30,222
Derivative instruments	40,259	—
Total current liabilities	257,812	235,552
Long-term debt, net	1,520,530	1,996,139
Deferred income taxes	579,447	807,236
Asset retirement obligations	131,733	143,606
Postretirement benefits	36,259	35,293
Other liabilities	29,121	26,024
Total liabilities	2,554,902	3,243,850

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2016 and 2015, respectively
Issued — 475,042,692 shares and 423,768,593 shares in 2016 and 2015, respectively	47,504	42,377
Additional paid-in capital	1,727,310	721,997
Retained earnings	1,098,703	1,552,014
Accumulated other comprehensive income (loss)	985	(365)
Less treasury stock, at cost:
9,892,680 shares in 2016 and 2015, respectively	(306,835)	(306,835)
Total stockholders' equity	2,567,667	2,009,188
	$5,122,569	$5,253,038

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
OPERATING REVENUES
Natural gas	$1,022,590	$1,025,044	$1,590,625
Crude oil and condensate	151,106	248,211	313,889
Gain (loss) on derivative instruments	(38,950)	56,686	219,319
Brokered natural gas	13,569	16,383	34,416
Other	7,362	10,826	14,762
	1,155,677	1,357,150	2,173,011
OPERATING EXPENSES
Direct operations	100,696	140,814	145,529
Transportation and gathering	436,542	427,588	349,321
Brokered natural gas	10,785	12,592	30,030
Taxes other than income	29,223	42,809	47,012
Exploration	27,662	27,460	28,746
Depreciation, depletion and amortization	590,128	622,211	632,760
Impairment of oil and gas properties and other assets	435,619	114,875	771,037
General and administrative	87,242	69,444	82,590
	1,717,897	1,457,793	2,087,025
Earnings (loss) on equity method investments	(2,477)	6,415	3,080
Gain (loss) on sale of assets	(1,857)	3,866	17,120
INCOME (LOSS) FROM OPERATIONS	(566,554)	(90,362)	106,186
Loss on debt extinguishment	4,709	—	—
Interest expense	88,336	96,911	73,785
Income (loss) before income taxes	(659,599)	(187,273)	32,401
Income tax benefit	(242,475)	(73,382)	(72,067)
NET INCOME (LOSS)	$(417,124)	$(113,891)	$104,468

Earnings (loss) per share
Basic	$(0.91)	$(0.28)	$0.25
Diluted	$(0.91)	$(0.28)	$0.25

Weighted-average common shares outstanding
Basic	456,847	413,696	415,840
Diluted	456,847	413,696	417,601

Dividends per common share	$0.08	$0.08	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income (loss)	$(417,124)	$(113,891)	$104,468
Other comprehensive income, net of taxes:
Reclassification adjustment for settled cash flow hedge contracts(1)	—	—	86,726
Changes in fair value of cash flow hedge contracts(2)	—	—	(80,175)
Postretirement benefits:
Net gain (loss)(3)	1,794	1,786	(325)
Prior service cost (4)	(514)	—	—
Amortization of prior service cost (5)	70	—	—
Amortization of net (gain) loss(6)	—	—	(16)
Total other comprehensive income	1,350	1,786	6,210
Comprehensive income (loss)	$(415,774)	$(112,105)	$110,678
_______________________________________________________________________________

(1)	Net of income taxes of $(57,477) for the year ended December 31, 2014.

(2)	Net of income taxes of $53,135 for the year ended December 31, 2014.

(3)	Net of income taxes of $(1,052), $(1,043) and $48 for the year ended December 31, 2016, 2015 and 2014, respectively.

(4)	Net of income taxes of $301 for the year ended December 31, 2016.

(5)	Net of income taxes of $(41) for the year ended December 31, 2016.

(6)	Net of income taxes of $10 for the year ended December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(417,124)	$(113,891)	$104,468
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	590,128	622,211	632,760
Impairment of oil and gas properties and other assets	435,619	114,875	771,037
Deferred income tax benefit	(230,707)	(72,968)	(112,567)
(Gain) loss on sale of assets	1,857	(3,866)	(17,120)
Exploratory dry hole cost	10,120	3,452	7,907
(Gain) loss on derivative instruments	38,950	(56,686)	(219,319)
Net cash received (paid) in settlement of derivative instruments	(1,682)	194,289	81,716
(Earnings) loss on equity method investments	2,477	(6,415)	(3,080)
Amortization of debt issuance costs	5,083	4,454	4,754
Stock-based compensation and other	25,982	13,645	21,429
Changes in assets and liabilities:
Accounts receivable, net	(71,060)	112,406	(11,689)
Income taxes	(5,975)	(711)	(34,282)
Inventories	3,044	(3,023)	3,441
Other current assets	(21)	(817)	733
Accounts payable and accrued liabilities	5,794	(64,078)	(7,583)
Interest payable	(2,573)	(455)	10,466
Other assets and liabilities	2,465	(1,685)	1,989
Stock-based compensation tax benefit	—	—	1,375
Net cash provided by operating activities	392,377	740,737	1,236,435
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(375,153)	(955,602)	(1,479,632)
Acquisitions	—	(16,312)	(214,737)
Proceeds from sale of assets	50,419	7,653	39,492
Restricted cash	—	—	28,094
Investment in equity method investments	(28,484)	(29,073)	(38,057)
Net cash used in investing activities	(353,218)	(993,334)	(1,664,840)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	90,000	877,000	2,032,000
Repayments of debt	(587,000)	(604,000)	(1,427,000)
Treasury stock repurchases	—	—	(138,852)
Sale of common stock, net	995,279	—	—
Dividends paid	(36,187)	(33,090)	(33,278)
Stock-based compensation tax benefit	—	—	(1,375)
Capitalized debt issuance costs	(3,223)	(7,838)	(5,626)
Other	—	85	90
Net cash provided by financing activities	458,869	232,157	425,959
Net increase (decrease) in cash and cash equivalents	498,028	(20,440)	(2,446)
Cash and cash equivalents, beginning of period	514	20,954	23,400
Cash and cash equivalents, end of period	$498,542	$514	$20,954
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2013	422,015	$42,201	5,618	$(167,983)	$710,940	$(8,361)	$1,627,805	$2,204,602
Net income	—	—	—	—	—	—	104,468	104,468
Stock amortization and vesting	900	91	—	—	867	—	—	958
Stock-based compensation	—	—	—	—	(1,375)	—	—	(1,375)
Purchase of treasury stock	—	—	4,275	(138,852)	—	—	—	(138,852)
Cash dividends at $0.08 per share	—	—	—	—	—	—	(33,278)	(33,278)
Other comprehensive income (loss)	—	—	—	—	—	6,210	—	6,210
Balance at December 31, 2014	422,915	$42,292	9,893	$(306,835)	$710,432	$(2,151)	$1,698,995	$2,142,733
Net loss	—	—	—	—	—	—	(113,891)	(113,891)
Exercise of stock appreciation rights	40	4	—	—	(946)	—	—	(942)
Stock amortization and vesting	814	81	—	—	12,511	—	—	12,592
Cash dividends at $0.08 per share	—	—	—	—	—	—	(33,090)	(33,090)
Other comprehensive income (loss)	—	—	—	—	—	1,786	—	1,786
Balance at December 31, 2015	423,769	$42,377	9,893	$(306,835)	$721,997	$(365)	$1,552,014	$2,009,188
Net loss	—	—	—	—	—	—	(417,124)	(417,124)
Issuance of common stock	50,600	5,060	—	—	990,229	—	—	995,289
Exercise of stock appreciation rights	28	3	—	—	(201)	—	—	(198)
Stock amortization and vesting	646	64	—	—	16,867	—	—	16,931
Sale of stock held in rabbi trust	—	—	—	—	544	—	—	544
Stock-based compensation	—	—	—	—	(2,126)	—	—	(2,126)
Cash dividends at $0.08 per share	—	—	—	—	—	—	(36,187)	(36,187)
Other comprehensive income (loss)	—	—	—	—	—	1,350	—	1,350
Balance at December 31, 2016	475,043	$47,504	9,893	$(306,835)	$1,727,310	$985	$1,098,703	$2,567,667
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
The consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany balances and transactions. Certain reclassifications have been made to prior year statements to conform with current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income (loss) or cash flows.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in two financial institutions at December 31, 2016. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.
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
Costs of sold or abandoned properties that make up a part of an amortization base (partial field) remain in the amortization base if the units-of-production rate is not significantly affected. If significant, a gain or loss, if any, is recognized and the sold or abandoned properties are retired. A gain or loss, if any, is also recognized when a group of proved properties (entire field) that make up the amortization base has been retired, abandoned or sold.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to the Company's undeveloped acreage amortization based on past drilling and exploration experience, the Company's expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. During 2016, 2015 and 2014, amortization associated with the Company's unproved properties was $25.0 million, $41.4 million and $17.4 million, respectively, and is included in depreciation, depletion, and amortization in the Consolidated Statement of Operations.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The asset retirement costs are depreciated using the units-of-production method. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. However, liabilities are also recorded for meter stations, pipelines, processing plants and compressors. At December 31, 2016, there were no assets legally restricted for purposes of settling asset retirement obligations.
Additional retirement obligations increase the liability associated with new oil and gas wells and other facilities as these obligations are incurred. Accretion expense is included in depreciation, depletion and amortization expense in the Consolidated Statement of Operations.

Derivative Instruments and Hedging Activities
The Company enters into derivative contracts, primarily swaps, collars and basis swaps, to manage its exposure to price fluctuations on a portion of its anticipated future natural gas and oil production. The Company’s credit agreement restricts the ability of the Company to enter into commodity derivatives other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and where such derivatives do not subject the Company to material speculative risks. All of the Company’s derivatives are used for risk management purposes and are not held for trading purposes.
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
Producer Gas Imbalances.    The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. Under this method, a natural gas imbalance liability is recorded if the Company's excess takes of natural gas exceed its estimated remaining proved developed reserves for these properties at the actual price realized upon the gas sale. A receivable is recognized only to the extent an imbalance cannot be recouped from the reserves in the underlying properties. The Company’s aggregate imbalance positions at December 31, 2016 and 2015 were not material.
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
During the years ended December 31, 2016, 2015 and 2014, two customers accounted for approximately 19% and 10%, two customers accounted for approximately 16% and 14% and two customers accounted for approximately 14% and 10%, respectively, of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect because alternative customers are readily available.
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
Effective January 1, 2016, the Company adopted ASU No. 2015-03 as a change in accounting principle. The Consolidated Balance Sheet as of December 31, 2015 has been retrospectively adjusted to reflect the adoption of this guidance, resulting in a decrease of $8.9 million in both other assets and long-term debt related to the debt issuance costs on the Company's senior notes. There was no impact to the Company's Consolidated Statement of Operations or Statement of Cash Flows.
Going Concern. In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. This guidance requires management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern.  This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. Effective December 31, 2016, the Company adopted ASU No. 2014-15. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, as an amendment to Accounting Standards Codification (ASC) Subtopic 825-10. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other items, this update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. This impairment assessment reduces the complexity of the other-than-temporary impairment guidance that entities follow currently. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption of this amendment is not permitted. The adoption of this guidance will change the methodology that the Company uses to evaluate its equity method investments for impairment. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operation or cash flows.
Stock-Based Compensation. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as an amendment to ASC Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.
The Company adopted this guidance effective January 1, 2017. The recognition of previously unrecognized windfall tax benefits resulted in a cumulative-effect adjustment of $42.2 million, which increased retained earnings and decreased net deferred tax liabilities by the same amount as of the beginning of 2017. Effective January 1, 2017, cash paid by the Company when directly withholding shares from employee awards for tax-withholding purposes will be classified as a financing activity. This change will be recognized retrospectively beginning January 1, 2017. The effect of this change resulted in an increase in net cash provided by operating activities of $5.1 million and $8.9 million for the years ended December 31, 2016 and 2015, respectively. In addition, net cash provided by financing activities decreased by $5.1 million and $8.9 million for the years ended December 31, 2016 and 2015, respectively. The remaining provisions of this amendment will not have a material effect on the Company's financial position or results of operations.
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
Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net), which clarifies the implementation guidance on principal versus agent considerations on such matters. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying performance obligations and licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope improvements and practical expedients, which addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies the guidance or corrects unintended application of guidance. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. This ASU must be adopted using a retrospective transition method. The Company is currently evaluating the effect that adopting this guidance will have on its presentation of cash flows. Adopting the guidance is expected to have no effect on the Company's financial position or results of operations.
Accounting Changes and Error Corrections. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Venture (Topic 323), which states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance in certain issued but not yet adopted ASUs, including Leases and Revenue Recognition, was also updated to reflect this amendment. This guidance is effective immediately.
2. Acquisitions and Divestitures
Acquisitions
In December 2014, the Company completed the acquisition of certain proved and unproved oil and gas properties in the Eagle Ford Shale in south Texas for $30.5 million. Total net cash consideration paid by the Company was $29.9 million, which reflects the impact of customary purchase price adjustments and acquisition costs.
In October 2014, the Company completed the acquisition of certain proved and unproved oil and gas properties in the Eagle Ford Shale in south Texas. Total net cash consideration paid by the Company was $185.2 million, which reflects the purchase price of $210.0 million, adjusted by $17.4 million for properties that the seller was unable to obtain consents for certain leaseholds prior to closing and $7.4 million for the impact of customary purchase price adjustments and acquisition costs. In addition, the Company also assumed a liability of $1.2 million related to asset retirement obligations of the wells acquired. In April 2015, the Company completed the acquisition of the remaining oil and gas properties for which the seller was unable to obtain consents at closing for $16.0 million.
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
Divestitures
The Company recognized an aggregate net gain (loss) on sale of assets of $(1.9) million, $3.9 million and $17.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In February 2016, the Company completed the divestiture of certain proved and unproved oil and gas properties in east Texas for $56.4 million and recognized a $0.5 million gain on sale of assets. The purchase price included a $6.3 million deposit that was received in the fourth quarter of 2015.
In October 2014, the Company completed the divestiture of certain proved and unproved oil and gas properties in east Texas to a third party for $44.3 million and recognized a $19.9 million gain on sale of assets.

3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

	December 31,
(In thousands)	2016	2015
Proved oil and gas properties	$7,437,604	$8,821,146
Unproved oil and gas properties	260,543	390,434
Gathering and pipeline systems	187,846	243,672
Land, building and other equipment	84,462	117,848
	7,970,455	9,573,100
Accumulated depreciation, depletion and amortization	(3,720,330)	(4,596,221)
	$4,250,125	$4,976,879

Impairment
In December 2016, the Company recorded an impairment of $435.6 million associated with oil and gas properties and related pipeline assets located in West Virginia and Virginia. The impairment of these properties and the related pipeline assets was due to the carrying value of these assets exceeding the expected undiscounted cash flows of the underlying assets. These assets were reduced to fair value of approximately $89.2 million.
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
The fair value of the impaired properties was based on significant inputs that were not observable in the market and are considered to be Level 3 inputs as defined by ASC 820. Refer to Note 1 for a description of fair value hierarchy. Key assumptions included (i) reserves, including risk adjustments for probable and possible reserves; (ii) production rates based on the Company's experience with similar properties in which it operates; (iii) estimated future operating and development costs; (iv) future commodity prices; (v) future cash flows; and (vi) a market-based weighted average cost of capital rate of 10%.
Capitalized Exploratory Well Costs
The following table reflects the net changes in capitalized exploratory well costs:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Balance at beginning of period	$—	$10,557	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	—		10,557
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—	(10,557)	—
Capitalized exploratory well costs charged to expense	—	—	—
Balance at end of period	$—	$—	$10,557
As of December 31, 2014, capitalized exploratory well costs of $10.6 million had been capitalized for a period of one year or less. There were no capitalized exploratory well costs as of December 31, 2016 and 2015.

4. Equity Method Investments
The Company has two equity method investments, Constitution Pipeline Company, LLC (Constitution) and Meade Pipeline Co LLC (Meade), which are further described below. Activity related to these equity method investments is as follows:

	Constitution			Meade			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Balance at beginning of period	$90,345	$64,268	$26,892	$13,172	$3,761	$—	$103,517	$68,029	$26,892
Contributions	8,975	19,625	34,200	19,509	9,448	3,857	28,484	29,073	38,057
Earnings (loss) on equity method investments	(2,470)	6,452	3,176	(7)	(37)	(96)	(2,477)	6,415	3,080
Balance at end of period	$96,850	$90,345	$64,268	$32,674	$13,172	$3,761	$129,524	$103,517	$68,029
Constitution Pipeline Company, LLC
In April 2012, the Company acquired a 25% equity interest in Constitution, which was formed to develop, construct and operate a 124-mile large diameter pipeline to transport natural gas from northeast Pennsylvania to both the New England and New York markets. Under the terms of the agreement, the Company agreed to invest its proportionate share of costs associated with the development and construction of the pipeline and related facilities, subject to a contribution cap of $250 million.
On April 22, 2016, Constitution announced that the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Certification) for the New York State portion of its proposed 124-mile route. During the second quarter of 2016, Constitution filed legal actions in the U.S Court of Appeals for the Second Circuit and the U.S District Court for the Northern District of New York challenging the legality and appropriateness of the NYSDEC’s decision. Both courts have granted Constitution's motions to expedite the schedules for the legal actions.
Constitution stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the NYSDEC’s decision. In light of the denial of the Certification and ongoing litigation, Constitution has revised its target in-service date to the second half of 2018, assuming that the challenge process is satisfactorily and promptly concluded.
In light of the NYSDEC’s denial and resulting litigation, the Company evaluated its investment in Constitution for other-than-temporary impairment (OTTI) and as of December 31, 2016, does not believe there is an indication of an OTTI. The Company’s evaluation considered various factors, including but not limited to prior Federal Energy Regulatory Commission (FERC) approval and the related economic viability of the project, legal actions filed by Constitution and the expected duration of the legal proceedings, which are at very early stages, and the other members’ commitment to the project. To the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is no longer viable or elects to not go forward as legal and regulatory actions progress, the Company will reevaluate the facts and circumstances relative to its conclusions with respect to OTTI. In the event that facts and circumstances change, the Company may be required to recognize an impairment charge up to its investment value at such time, net of any cash and working capital held by Constitution. The Company will continue to monitor the carrying value of its investment as required.
At this time, the Company remains committed to funding the project in an amount in proportion to its ownership interest for the development and construction of the new pipeline. The Company's total contributions for this project are expected to be approximately $240.0 million. As of December 31, 2016, the Company has made contributions of $88.5 million since inception of the project and expects to contribute approximately $148.9 million over the next three years.

Meade Pipeline Co LLC
In February 2014, the Company acquired a 20% equity interest in Meade, which was formed to participate in the development and construction of a 177-mile pipeline (Central Penn Line) that will transport natural gas from Susquehanna County, Pennsylvania to an interconnect with Transcontinental Gas Pipe Line Company, LLC’s (Transco) mainline in Lancaster County, Pennsylvania. The new pipeline will be constructed and operated by Transco and will be owned by Transco and Meade in proportion to their respective ownership percentages of approximately 61% and 39%, respectively. Under the terms of the Meade LLC agreement, the Company agreed to invest its proportionate share of Meade’s anticipated costs associated with the new pipeline. The Company expects to contribute approximately $120.3 million over the next three years. The in-service date for the new pipeline is expected to be mid-2018; however, this estimate is contingent on the timely issuance of remaining outstanding permits.
5. Debt and Credit Agreements
The Company's debt and credit agreements consisted of the following:

	December 31,
(In thousands)	2016	2015
7.33% weighted-average senior notes (1)	$—	$20,000
6.51% weighted-average senior notes	361,000	425,000
9.78% senior notes	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	413,000
	$1,528,000	$2,025,000
Unamortized debt issuance costs	(7,470)	(8,861)
	$1,520,530	$2,016,139

(1) Includes $20.0 million of current portion of long-term debt at December 31, 2015.
The Company has debt maturities of $304.0 million due in 2018, $87.0 million due in 2020 and $188.0 million due in 2021. In addition, the revolving credit facility matures in 2020. No other tranches of debt are due within the next five years.
At December 31, 2016, the Company was in compliance with all restrictive financial covenants, as amended, for both its revolving credit facility and senior notes.
Senior Notes
The Company has various issuances of senior notes. Interest on each of the senior notes is payable semi-annually. Under the terms of the various senior note agreements, the Company may prepay all or any portion of the notes of each series on any date at a price equal to the principal amount thereof plus accrued and unpaid interest plus a make-whole premium.
Effective December 31, 2015, the Company amended the agreements governing its senior notes to adjust certain financial covenants and to include an additional financial covenant, as further described below. The amended agreements provide that the asset coverage ratio (present value of proved reserves to debt, as defined in the agreements) be calculated based on the present value of proved reserves before income taxes, whereas prior to these amendments, the present value was calculated after income taxes. The minimum asset coverage ratio was also reduced from 1.75 to 1.0 to 1.25 to 1.0 through and including December 31, 2017 and increases back to a ratio of 1.75 to 1.0 beginning on January 1, 2018 and thereafter. The amendments also introduce a leverage ratio covenant, which is defined in the agreement as the ratio of debt to consolidated EBITDAX. The leverage ratio may not exceed a maximum ratio of:

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

In addition, the amendments provide for potential increases to the original coupon rates ranging from 0 to 125 basis points depending on the asset coverage and leverage ratios at the end of the respective quarterly period, as defined in the note agreements. These potential increases lapse when the Company maintains a leverage ratio between 3.0 to 1.0 for two consecutive fiscal quarters ending on or after December 31, 2017 or receives an investment grade rating by S&P or Moody's. As of December 31, 2016 and 2015, there were no interest rate adjustments required for the Company's senior notes.
The note agreements continue to include a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0, which was unchanged by the amendments. There are also various other covenants and events of default customarily found in such debt instruments.
In conjunction with the execution of the amendments, the Company incurred approximately $1.9 million of debt issuance costs, which were capitalized and are being amortized over the term of the respective amended agreements.
7.33% Weighted-Average Senior Notes
In July 2001, the Company issued $170.0 million of senior unsecured notes to a group of seven institutional investors in a private placement. The notes had bullet maturities and were issued in three separate tranches.
As of December 31, 2016, the Company has repaid all of the $170.0 million of aggregate maturities associated with the 7.33% weighted-average senior notes.
6.51% Weighted-Average Senior Notes
In July 2008, the Company issued $425.0 million of senior unsecured notes to a group of 41 institutional investors in a private placement. The notes have bullet maturities and were issued in three separate tranches as follows:

	Principal	Term	Maturity Date	Coupon
Tranche 1	$245,000,000	10 years	July 2018	6.44%
Tranche 2	$100,000,000	12 years	July 2020	6.54%
Tranche 3	$80,000,000	15 years	July 2023	6.69%
In May 2016, the Company repurchased $8.0 million of Tranche 1, $13.0 million of Tranche 2 and $43.0 million of Tranche 3 for a total of $64.0 million for $68.3 million. The Company recognized a $4.7 million extinguishment loss associated with the premium paid and the write-off of a portion of the related deferred financing costs due to early repayment.
9.78% Senior Notes
In December 2008, the Company issued $67.0 million aggregate principal amount of 10 year 9.78% senior unsecured notes to a group of four institutional investors in a private placement.
5.58% Weighted-Average Senior Notes
In December 2010, the Company issued $175.0 million of senior unsecured notes to a group of eight institutional investors in a private placement. The notes have bullet maturities and were issued in three separate tranches as follows:

	Principal	Term	Maturity Date	Coupon
Tranche 1	$88,000,000	10 years	January 2021	5.42%
Tranche 2	$25,000,000	12 years	January 2023	5.59%
Tranche 3	$62,000,000	15 years	January 2026	5.80%

3.65% Weighted‑Average Senior Notes
In September 2014, the Company issued $925.0 million of senior unsecured notes to a group of 24 institutional investors in a private placement. The notes have bullet maturities and were issued in three separate tranches as follows:

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
Revolving Credit Agreement
The Company's revolving credit facility is unsecured. The borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either the Company or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Effective April 19, 2016, the Company’s borrowing base was reduced from $3.4 billion to $3.2 billion. The maximum credit amount under the revolving credit facility remained unchanged at $1.8 billion; however, the available commitments were reduced to $1.6 billion at the time of the redetermination. As a result of the repurchase of the Company's 6.51% weighted-average senior notes in the second quarter of 2016, the available commitments under the revolving credit facility were increased to $1.7 billion and remained at that level as of December 31, 2016. The Company revolving credit facility matures in April 2020.
Effective December 31, 2015, the Company amended its revolving credit facility to adjust certain financial covenants and include an additional financial covenant, as further described below. The amendment provided that the asset coverage ratio (present value of proved reserves to debt, as defined in the agreement) be calculated based on the present value of proved reserves before income taxes, whereas prior to the amendment, the present value was calculated after income taxes. The minimum asset coverage ratio was also reduced from 1.75 to 1.0 to 1.25 to 1.0 through and including December 31, 2017 and increases back to a ratio of 1.75 to 1.0 beginning on March 31, 2018. The amendment also introduced a leverage ratio covenant, which is defined in the agreement as the ratio of debt to consolidated EBITDAX. The ratio may not exceed a maximum ratio of:

•	4.75 to 1.0 through and including December 31, 2016;

•	4.25 to 1.0 through and including December 31, 2017; and

•
3.50 to 1.0 beginning on March 31, 2018 and remains in effect until the Company maintains a leverage ratio below 3.0 to 1.0 for two consecutive fiscal quarters beginning on or after December 31, 2017, or receives an investment grade rating by S&P or Moody’s.

In addition to the amendment to the asset coverage ratio and inclusion of the leverage ratio covenant, the amended revolving credit facility also increased the maximum leverage ratio and associated margins. Interest rates under the amended revolving credit facility are based on LIBOR or ABR indications, plus a margin which ranges from 50 to 300 basis points, as defined in the agreement. These rates will remain in effect (i) until the first date occurring on or after December 31, 2017 on which both the asset coverage ratio is greater than 1.75 to 1.0 and the leverage ratio is less than 3.0 to 1.0 for two consecutive fiscal quarters, at which time the related margins will revert back to pre-amendment levels of 50 to 225 basis points, or (ii) upon the Company achieving an investment grade rating from either Moody's or S&P, at which time the associated margins will be adjusted and determined based on the Company's credit rating on a prospective basis.
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

The revolving credit facility also provides for a commitment fee on the unused available balance at annual rates ranging from 0.30% to 0.50%. The other terms and conditions of the amended facility are generally consistent with the terms and conditions of the revolving credit facility prior to its amendment.
The Company incurred approximately $7.8 million and $1.1 million of debt issuance costs in connection with the April 17, 2015 and December 31, 2015 amendments to the revolving credit facility, respectively, which were capitalized and will be amortized over the term of the amended credit facility. The remaining unamortized costs will be amortized over the term of the amended revolving credit facility.
At December 31, 2016, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion. The Company's weighted-average effective interest rates for the revolving credit facility during the years ended December 31, 2016, 2015 and 2014 were approximately 2.3%, 2.2% and 2.2%, respectively.
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
As of December 31, 2016, the Company had the following outstanding commodity derivatives instruments:

				Collars
				Floor		Ceiling		Swaps	Basis Swaps
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017					$3.12
Natural gas	16.2	Bcf	Feb. 2017 - Dec. 2017					$3.46
Natural gas	35.5	Bcf	Jan. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43
Natural gas	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42
Crude oil	1.8	Mmbbl	Jan. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
Effect of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
(In thousands)	Balance Sheet Location	2016	2015	2016	2015
Commodity contracts	Other assets (non-current)	$2,991	$—	$—	$—
Commodity contracts	Derivative instruments (current)	—	—	40,259	—
		$2,991	$—	$40,259	$—

Offsetting of Derivative Assets and Liabilities in the Consolidated Balance Sheet

	December 31,
(In thousands)	2016	2015
Derivative assets
Gross amounts of recognized assets	$2,991	$—
Gross amounts offset in the statement of financial position	—	—
Net amounts of assets presented in the statement of financial position	2,991	—
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$2,991	$—

Derivative liabilities
Gross amounts of recognized liabilities	$40,259	$—
Gross amounts offset in the statement of financial position	—	—
Net amounts of liabilities presented in the statement of financial position	40,259	—
Gross amounts of financial instruments not offset in the statement of financial position	757	—
Net amount	$41,016	$—
Effect of Derivative Instruments on Accumulated Other Comprehensive Income (Loss)
The effective portion of gain (loss) recognized in accumulated other comprehensive income (loss) on derivatives is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Commodity contracts	$—	$—	$(133,310)
The effective portion of gain (loss) reclassified from accumulated other comprehensive income (loss) into income is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014(1)
Natural gas revenues	$—	$—	$(143,577)
Crude oil and condensate revenues	—	—	(626)
	$—	$—	$(144,203)

(1) The Company ceased hedge accounting effective April 1, 2014. As a result, a loss of approximately $73.4 million related to amounts previously frozen in accumulated other comprehensive income (loss) was reclassified into income during 2014.

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Year Ended December 31,
(In thousands)	2016	2015	2014
Derivatives Designated as Hedges
Cash received (paid) on settlement of derivative instruments
Natural gas	$—	$—	$(70,557)
Crude oil and condensate	—	—	(218)
	$—	$—	$(70,775)
Derivatives Not Designated as Hedges
Cash received (paid) on settlement of derivative instruments
Natural gas(1)	$—	$—	$(73,020)
Crude oil and condensate(1)	—	—	(408)
Gain (loss) on derivative instruments	(1,682)	194,289	81,716
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(37,268)	(137,603)	137,603
	$(38,950)	$56,686	$145,891
	$(38,950)	$56,686	$75,116

(1) Relates entirely to the reclassification from accumulated other comprehensive income (loss) of previously frozen losses associated with derivatives that were de-designated as cash flow hedges on April 1, 2014.
There was no ineffectiveness recorded in the Company’s Consolidated Statement of Operations related to its derivative instruments designated as cash flow hedges for the year ended December 31, 2014.
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

7. Fair Value Measurements
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Deferred compensation plan	$12,587	$—	$—	$12,587
Derivative instruments	—	—	2,991	2,991
Total assets	$12,587	$—	$2,991	$15,578
Liabilities
Deferred compensation plan	$24,169	$—	$—	$24,169
Derivative instruments	—	21,400	18,859	40,259
Total liabilities	$24,169	$21,400	$18,859	$64,428

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Deferred compensation plan	$12,921	$—	$—	$12,921
Total assets	$12,921	$—	$—	$12,921
Liabilities
Deferred compensation plan	$22,371	$—	$—	$22,371
Total liabilities	$22,371	$—	$—	$22,371
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Balance at beginning of period	$—	$85,958	$(3,910)
Total gains (losses) (realized or unrealized):
Included in earnings	(17,886)	32,864	35,067
Included in other comprehensive income	—	—	3,755
Settlements	2,018	(118,822)	51,046
Transfers in and/or out of level 3	—	—	—
Balance at end of period	$(15,868)	$—	$85,958

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(15,868)	$—	$85,958
There were no transfers between Level 1 and Level 2 fair value measurements for the years ended December 31, 2016, 2015 and 2014.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments and acquisitions of oil and gas properties and other assets, at fair value on a nonrecurring basis. During the year ended December 31, 2014, the Company acquired certain oil and gas properties that were allocated based on the relative fair value of the proved and unproved properties. The Company also recorded an impairment charge related to certain oil and gas properties and other assets during the years ended December 31, 2016, 2015 and 2014. Refer to Note 2 for additional disclosures related to the non-recurring fair value measurements associated with these acquisitions and Note 3 for additional disclosures related to fair value associated with the impaired assets. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of December 31, 2016, 2015 and 2014, additional disclosures were not required.
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

The carrying amount and fair value of debt is as follows:

	December 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,520,530	$1,463,643	$2,016,139	$1,839,530
Current maturities	—	—	(20,000)	(20,378)
Long-term debt, excluding current maturities	$1,520,530	$1,463,643	$1,996,139	$1,819,152
8. Asset Retirement Obligations
Activity related to the Company's asset retirement obligations is as follows:

(In thousands)	Year Ended December 31, 2016
Balance at beginning of period	$145,606
Liabilities incurred	3,522
Liabilities settled	(1,148)
Liabilities divested	(24,338)
Accretion expense	8,065
Change in estimate	2,026
Balance at end of period	$133,733
As of December 31, 2016 and 2015, $2.0 million is included in accrued liabilities in the Consolidated Balance Sheet, which represents the current portion of the Company’s asset retirement obligation.
9. Commitments and Contingencies
Transportation and Gathering Agreements
The Company has entered into certain natural gas and oil transportation and gathering agreements with various pipeline carriers. Under certain of these agreements, the Company is obligated to ship minimum daily quantities, or pay for any deficiencies at a specified rate. The Company's forecasted production to be shipped on these pipelines is expected to exceed minimum daily quantities provided in the agreements. The Company is also obligated under certain of these arrangements to pay a demand charge for firm capacity rights on pipeline systems regardless of the amount of pipeline capacity utilized by the Company. If the Company does not utilize the capacity, it can release it to others, thus reducing its potential liability.
As of December 31, 2016, the Company's future minimum obligations under transportation and gathering agreements are as follows:

(In thousands)
2017	$148,061
2018	167,749
2019	155,904
2020	150,522
2021	150,110
Thereafter	1,071,827
$1,844,173
Drilling Rig Commitments
As of December 31, 2016, the Company has a remaining commitment for one drilling rig for its capital program in the Marcellus Shale, expiring in December 2017, with an initial term of three years. As of December 31, 2016, the future minimum commitment under this agreement is $4.2 million in 2017.

Hydraulic Fracturing Services Commitments
During the year ended December 31, 2016, the Company entered into a fifteen month agreement, which ends in December 2017, for hydraulic fracturing services in the Marcellus Shale. As of December 31, 2016, the future minimum commitment under this agreement is $4.0 million in 2017.
Lease Commitments
The Company leases certain office space, warehouse facilities, vehicles, machinery and equipment under cancelable and non-cancelable leases. Rent expense under these arrangements totaled $10.7 million, $13.9 million and $10.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum rental commitments under non-cancelable leases in effect at December 31, 2016 are as follows:

(In thousands)
2017	$7,244
2018	6,727
2019	6,363
2020	5,889
2021	4,783
Thereafter	6,203
$37,209
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
10. Income Taxes
Income tax benefit is summarized as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Current
Federal	$(9,920)	$983	$44,887
State	(1,848)	(1,397)	(4,387)
	(11,768)	(414)	40,500
Deferred
Federal	(218,357)	(72,869)	(32,375)
State	(12,350)	(99)	(80,192)
	(230,707)	(72,968)	(112,567)
Income tax benefit	$(242,475)	$(73,382)	$(72,067)

Income tax benefit was different than the amounts computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2016		2015		2014
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" federal income tax	$(230,860)	35.00%	$(65,546)	35.00%	$11,341	35.00%
State income tax, net of federal income tax benefit	(10,888)	1.65%	(3,152)	1.68%	903	2.79%
Deferred tax adjustment related to change in overall state tax rate	(663)	0.10%	2,822	(1.51)%	(86,956)	(268.36)%
Valuation allowance	221	(0.03)%	187	(0.10)%	3,977	12.27%
Uncertain tax positions	—	—%	—	—%	(1,974)	(6.09)%
Provision to return adjustments	(121)	0.02%	(6,326)	3.38%	(791)	(2.44)%
Other, net	(164)	0.02%	(1,367)	0.73%	1,433	4.42%
Income tax benefit	$(242,475)	36.76%	$(73,382)	39.18%	$(72,067)	(222.41)%
In 2016, the Company's overall effective tax rate decreased compared to 2015, primarily due to larger provision-to-return adjustments in 2015 compared to 2016. The overall effective tax rate was significantly lower in 2014 due to a change in the effective state income tax rate based on updated state apportionment factors in the states in which the Company operates. For state income tax purposes, the Company must estimate the respective amounts of future earnings that are subject to income tax in the various states in which the Company operates. These estimates may change based on a variety of factors, including, but not limited to, the composition and location of the Company’s asset base, its employees, and its customers. The 2014 decrease in the Company’s state apportionment factors was primarily driven by a shift in the sourcing of revenues based on the location of customers to whom the Company ultimately sells its natural gas in the northeast United States. The 2014 decrease in the effective state income tax rate significantly affected the Company’s estimated net state deferred tax liabilities reflected in its Consolidated Balance Sheet, resulting in an income tax benefit of approximately $87.0 million that was reflected in the Company’s provision for income taxes in 2014.
The composition of net deferred tax liabilities is as follows:

	December 31,
(In thousands)	2016	2015
Deferred Tax Assets
Net operating losses	$352,001	$223,402
Alternative minimum tax credits	218,773	228,693
Foreign tax credits	3,816	3,837
Derivative instruments	13,771	—
Incentive compensation	22,852	22,509
Deferred compensation	8,217	7,869
Post-retirement benefits	13,865	13,556
Other	2,743	2,905
Less: valuation allowance	(5,186)	(4,965)
Total	630,852	497,806
Deferred Tax Liabilities
Properties and equipment	1,207,545	1,303,840
Equity method investments	2,754	1,202
Total	1,210,299	1,305,042
Net deferred tax liabilities	$579,447	$807,236

As of December 31, 2016, the Company had alternative minimum tax credit carryforwards of $218.8 million, which do not expire and can be used to offset regular income taxes in future years to the extent that regular income taxes exceed the alternative minimum tax in any such year. The Company also had gross net operating loss carryforwards of $1.0 billion and $636.1 million for federal and state reporting purposes, respectively, the majority of which will expire between 2022 and 2036. The Company has $4.8 million of state valuation allowances, and believes it is more likely than not that the remainder of the deferred tax benefits will be utilized prior to their expiration. Tax benefits related to employee stock-based compensation included in net operating loss carryforwards but not reflected in deferred tax assets as of December 31, 2016 are approximately $120.3 million.
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Balance at beginning of year	$663	$663	$3,700
Additions based on tax provisions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(3,037)
Settlements	—	—	—
Balance at end of year	$663	$663	$663
During 2013, the Company recorded unrecognized tax benefits of $3.7 million based on the allocation of certain gains associated with its divestitures for purposes of computing state income taxes. These benefits were reduced during 2014 by $3.0 million based on changes to the Company's state tax rates. There was no change to the Company's unrecognized tax benefits during 2016 or 2015. If recognized, the net tax benefit of $0.7 million would not have a material effect on the Company's effective tax rate.
The Company files income tax returns in the U.S. federal, various states and other jurisdictions. The Company is no longer subject to examinations by state authorities before 2012 or by federal authorities before 2013. The Company is not currently under examination by the Internal Revenue Service. The Company believes that appropriate provisions have been made for all jurisdictions and all open years, and that any assessment on these filings will not have a material impact on the Company's financial position, results of operations or cash flows.
11. Employee Benefit Plans
Postretirement Benefits
The Company provides certain health care benefits for retired employees, including their spouses, eligible dependents and surviving spouses (retirees). These benefits are commonly called postretirement benefits. The health care plans are contributory, with participants' contributions adjusted annually. Most employees become eligible for these benefits if they meet certain age and service requirements at retirement. During the year ended December 31, 2016, the Company expanded their eligibility definition to include those employees who have reached the age of 50 with at least 20 years of service. The Company was providing postretirement benefits to 310 retirees and their dependents at the end of 2016 and 276 retirees and their dependents at the end of 2015.
Obligations and Funded Status
The funded status represents the difference between the accumulated benefit obligation of the Company's postretirement plan and the fair value of plan assets at December 31. The postretirement plan does not have any plan assets; therefore, the unfunded status is equal to the amount of the December 31 accumulated benefit obligation.

The change in the Company's postretirement benefit obligation is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$36,626	$37,076	$34,995
Service cost	2,323	1,808	1,295
Interest cost	1,498	1,448	1,343
Actuarial (gain) loss	(2,846)	(2,829)	373
Benefits paid	(934)	(877)	(930)
Plan amendments	815	—	—
Benefit obligation at end of year	$37,482	$36,626	$37,076
Change in Plan Assets
Fair value of plan assets at end of year	—	—	—
Funded status at end of year	$(37,482)	$(36,626)	$(37,076)
Amounts Recognized in the Balance Sheet
Amounts recognized in the balance sheet consist of the following:

	December 31,
(In thousands)	2016	2015	2014
Current liabilities	$1,223	$1,333	$1,249
Long-term liabilities	36,259	35,293	35,827
	$37,482	$36,626	$37,076
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Amounts recognized in accumulated other comprehensive income (loss) consist of the following:

	December 31,
(In thousands)	2016	2015	2014
Net actuarial (gain) loss	$(2,266)	$580	$3,408
Prior service cost	704	—	—
	$(1,562)	$580	$3,408

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Components of Net Periodic Postretirement Benefit Cost
Service cost	$2,323	$1,808	$1,295
Interest cost	1,498	1,448	1,343
Amortization of prior service cost	111	—	—
Amortization of net loss	—	—	(26)
Net periodic postretirement cost	$3,932	$3,256	$2,612
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$(2,846)	$(2,829)	$373
Prior service cost	815	—	—
Amortization of prior service cost	(111)	—	—
Amortization of net loss	—	—	26
Total recognized in other comprehensive income	(2,142)	(2,829)	399
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,790	$427	$3,011
Assumptions
Assumptions used to determine projected postretirement benefit obligations and postretirement costs are as follows:

	December 31,
	2016	2015	2014
Discount rate(1)	4.30%	4.25%	4.00%
Health care cost trend rate for medical benefits assumed for next year (pre-65)	7.50%	5.50%	6.00%
Health care cost trend rate for medical benefits assumed for next year (post-65)	5.00%	5.50%	6.00%
Ultimate trend rate (pre-65)	4.50%	4.50%	4.50%
Ultimate trend rate (post-65)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (pre-65)	2023	2018	2018
Year that the rate reaches the ultimate trend rate (post-65)	2018	2018	2018
_______________________________________________________________________________

(1)
Represents the year end rates used to determine the projected benefit obligation. To compute postretirement cost in 2016, 2015 and 2014, respectively, the beginning of year discount rates of 4.25%, 4.00% and 4.75% were used.

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
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$968	$(721)
Effect on postretirement benefit obligation	6,828	(5,338)

Cash Flows
Contributions.    The Company expects to contribute approximately $1.2 million to the postretirement benefit plan in 2017.
Estimated Future Benefit Payments.    The following estimated benefit payments under the Company's postretirement plans, which reflect expected future service, are expected to be paid as follows:

(In thousands)
2017	1,249
2018	1,344
2019	1,488
2020	1,625
2021	1,708
Years 2022 - 2026	10,489
Savings Investment Plan
The Company has a Savings Investment Plan (SIP), which is a defined contribution plan. The Company matches a portion of employees' contributions in cash. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company matches employee contributions dollar-for-dollar, up to the maximum IRS limit, on the first six percent of an employee's pretax earnings. The SIP also provides for discretionary profit sharing contributions in an amount equal to nine percent of an eligible plan participant's salary and bonus. During the years ended December 31, 2016, 2015 and 2014, the Company made contributions of $6.5 million, $7.1 million and $7.2 million, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations. The Company's common stock is an investment option within the SIP.
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
Under the deferred compensation plan, the participants direct the deemed investment of amounts credited to their accounts. The trust assets are invested in either mutual funds that cover the investment spectrum from equity to money market, or may include holdings of the Company's common stock, which is funded by the issuance of shares to the trust. The mutual funds are publicly traded and have market prices that are readily available. The Company's common stock is not currently an investment option in the deferred compensation plan. Shares of the Company's stock currently held in the deferred compensation plan represent vested performance share awards that were previously deferred into the rabbi trust. Settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The market value of the trust assets, excluding the Company's common stock, was $12.6 million and $12.9 million at December 31, 2016 and 2015, respectively, and is included in other assets in the Consolidated Balance Sheet. Related liabilities, including the Company's common stock, totaled $24.2 million and $22.4 million at December 31, 2016 and 2015, respectively, and are included in other liabilities in the Consolidated Balance Sheet. With the exception of the Company's common stock, there is no impact on earnings or earnings per share from the changes in market value of the deferred compensation plan assets because the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants.
As of December 31, 2016 and 2015, 495,774 shares and 534,174 shares of the Company's common stock were held in the rabbi trust, respectively. These shares were recorded at the market value on the date of deferral, which totaled $5.1 million and $5.7 million at December 31, 2016 and 2015, respectively, and is included in additional paid-in capital in stockholders' equity in the Consolidated Balance Sheet. The Company recognized compensation expense (benefit) of $1.8 million, $(6.4) million and $(4.9) million in 2016, 2015 and 2014, respectively, which is included in general and administrative expense in the

Consolidated Statement of Operations representing the increase (decrease) in the closing price of the Company's shares held in the trust. The Company's common stock issued to the trust is not considered outstanding for purposes of calculating basic earnings per share, but is considered a common stock equivalent in the calculation of diluted earnings per share.
The Company made contributions to the deferred compensation plan of $0.6 million, $1.0 million and $0.8 million in 2016, 2015 and 2014, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations.
12. Capital Stock
Common Stock Issuance
On February 22, 2016, the Company entered into an underwriting agreement, pursuant to which the Company sold an aggregate of 44.0 million shares of common stock at a price to the Company of $19.675 per share. On February 26, 2016, the Company received $865.7 million in net proceeds, after deducting underwriting discounts and commissions. On March 2, 2016, the Company sold an additional 6.6 million shares of common stock as a result of the exercise of the underwriters’ option to purchase additional shares and received $129.9 million in net proceeds. These net proceeds were used for general corporate purposes, including repaying indebtedness under the Company’s revolving credit facility and repurchasing certain of the Company's senior notes.
Incentive Plans
On May 1, 2014, the Company’s shareholders approved the 2014 Incentive Plan, which replaced the 2004 Incentive Plan that expired on April 29, 2014. Under the 2014 Incentive Plan, incentive and non-statutory stock options, stock appreciation rights (SARs), stock awards, cash awards and performance awards may be granted to key employees, consultants and officers of the Company. Non-employee directors of the Company may be granted discretionary awards under the 2014 Incentive Plan consisting of stock options or stock awards. A total of 18.0 million shares of common stock may be issued under the 2014 Incentive Plan. Under the 2014 Incentive Plan, no more than 10.0 million shares may be issued pursuant to incentive stock options. No additional awards may be granted under the 2014 Incentive Plan on or after May 1, 2024. At December 31, 2016, approximately 16.0 million shares are available for issuance under the 2014 Incentive Plan.
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
During 2016 and 2015, there were no share repurchases. During the year ended December 31, 2014, the Company repurchased 4.3 million shares for a total cost of $138.9 million. Since the authorization date, the Company has repurchased 29.9 million shares of the 40.0 million total shares authorized, of which 20.0 million shares have been retired, for a total cost of approximately $388.4 million. No treasury shares have been delivered or sold by the Company subsequent to the repurchase. As of December 31, 2016, 9.9 million shares were held as treasury stock.
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

13. Stock-Based Compensation
General
Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $26.0 million, $13.7 million and $21.5 million, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.
For the year ended December 31, 2016 and 2014, the Company realized $2.1 million and $1.4 million, respectively, of tax expense related to the book compensation cost in excess of the federal tax deduction for employee stock-based compensation. There was no tax expense or benefit recognized from stock-based compensation during the year ended December 31, 2015. The Company is able to recognize tax benefits only to the extent they reduce the Company's income taxes payable. All shortfalls must be recognized in the period in which they arise.
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
The following table is a summary of restricted stock award activity:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	49,825	$33.76	49,869	$33.40	27,806	$20.53
Granted	—	—	5,900	25.44	47,500	34.76
Vested	(6,650)	33.02	(5,944)	22.55	(17,437)	15.84
Forfeited	—	—	—	—	(8,000)	35.00
Outstanding at end of period(1)(2)	43,175	$33.87	49,825	$33.76	49,869	$33.40
_______________________________________________________________________________

(1)
As of December 31, 2016, the aggregate intrinsic value was $1.0 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2016 by the number of non-vested restricted stock awards outstanding.

(2)	As of December 31, 2016, the weighted average remaining contractual term of non-vested restricted stock awards outstanding was 0.3 years.
Compensation expense recorded for all restricted stock awards for the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.4 million and $1.0 million, respectively. Unamortized expense as of December 31, 2016 for all outstanding restricted stock awards was $0.1 million and will be recognized over the next year.

The total fair value of restricted stock awards that vested during 2016, 2015 and 2014 was $0.2 million, $0.2 million and $0.6 million, respectively.
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
The following table is a summary of restricted stock unit activity:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	425,438	$13.81	604,214	$12.48	566,321	$10.75
Granted and fully vested	69,302	20.62	51,292	27.87	37,893	38.28
Issued	(146,202)	14.17	(230,068)	13.45	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of period(1)(2)	348,538	$15.01	425,438	$13.81	604,214	$12.48
_______________________________________________________________________________

(1)
As of December 31, 2016, the aggregate intrinsic value was $8.1 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2016 by the number of outstanding restricted stock units.

(2)	Due to the immediate vesting of the units and the unknown term of each director, the weighted-average remaining contractual term in years has not been provided.
Compensation expense recorded for all restricted stock units for the year ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.4 million and $1.5 million, respectively, which reflects the total fair value of these units.
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
The following table is a summary of SAR activity:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	558,546	$12.52	667,764	$12.63	667,764	$12.63
Granted	—	—	—	—	—	—
Exercised	(75,260)	9.19	(109,218)	13.19	—	—
Forfeited or expired	—	—	—	—	—	—
Outstanding at end of period(1)	483,286	$13.04	558,546	$12.52	667,764	$12.63
Exercisable at end of period(2)	483,286	$13.04	558,546	$12.52	590,960	$11.98
_______________________________________________________________________________

(1)
The intrinsic value of a SAR is the amount which the current market value of the underlying stock exceeds the exercise price of the SAR. As of December 31, 2016, the aggregate intrinsic value and weighted-average remaining contractual term of SARs outstanding was $5.0 million and 1.5 years, respectively.

(2)	As of December 31, 2016, the aggregate intrinsic value and weighted-average remaining contractual term of SARs exercisable was $5.0 million and 1.5 years, respectively.
Compensation expense recorded for all outstanding SARs for the year ended December 31, 2014 was $0.1 million. As of December 31, 2014, there was no remaining unamortized expense to be recognized for the outstanding SARs.
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
Employee Performance Share Awards.    The Employee Performance Share Awards vest at the end of the three-year performance period. An employee will earn one-third of the award for each of the three performance metrics that the Company meets. These performance metrics are set by the Company's Compensation Committee and are based on the Company's average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company's probability assessment at December 31, 2016, it is considered probable that all of the criteria for these awards will be met.
The following table is a summary of activity for Employee Performance Share Awards:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	925,590	$30.23	1,088,960	$25.18	1,657,980	$16.25
Granted	435,990	20.49	349,780	27.71	241,130	39.43
Issued and fully vested	(340,960)	26.62	(504,620)	17.59	(751,780)	10.19
Forfeited	(27,090)	27.77	(8,530)	31.11	(58,370)	23.57
Outstanding at end of period	993,530	$27.26	925,590	$30.23	1,088,960	$25.18
Hybrid Performance Share Awards.    The Hybrid Performance Share Awards have a three-year graded performance period. The awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company's Compensation Committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company's probability assessment at December 31, 2016, it is considered probable that the criteria for these awards will be met.
The following table is a summary of activity for the Hybrid Performance Share Awards:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	372,385	$30.37	329,061	$29.27	450,212	$18.96
Granted	271,938	20.49	194,947	27.71	123,257	39.43
Issued and fully vested	(164,539)	29.34	(151,623)	24.56	(244,408)	15.41
Forfeited	—	—	—	—	—	—
Outstanding at end of period	479,784	$25.12	372,385	$30.37	329,061	$29.27
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
The following table is a summary of activity for the TSR Performance Share Awards:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)
Outstanding at beginning of period	732,286	$23.82	674,787	$22.42	860,686	$14.06
Granted	407,907	18.57	292,421	19.29	184,885	32.04
Issued and fully vested	(254,980)	23.06	(234,922)	14.16	(370,784)	7.81
Forfeited	—	—	—	—	—	—
Outstanding at end of period	885,213	$21.62	732,286	$23.82	674,787	$22.42
_______________________________________________________________________________
(1) The grant date fair value figures in this table represent the fair value of the equity component of the performance share awards.
The current portion of the liability, included in accrued liabilities in the Consolidated Balance Sheet at December 31, 2015 was $1.8 million. There was no current liability as of December 31, 2016. The non-current portion of the liability for the TSR Performance Share Awards, included in other liabilities in the Consolidated Balance Sheet at December 31, 2016 and 2015, was $2.1 million and $0.9 million, respectively. The Company made cash payments during the years ended December 31, 2016, 2015 and 2014 of $1.8 million, $7.0 million and $14.3 million, respectively.

The following assumptions were used to determine the grant date fair value of the equity component of the TSR Performance Share Awards for the respective periods:

	Year Ended December 31,
	2016	2015	2014
Fair value per performance share award granted during the period	$18.57	$19.29	$32.04
Assumptions
Stock price volatility	34.4%	32.3%	41.3%
Risk free rate of return	0.9%	1.0%	0.7%
Expected dividend yield	—%	0.3%	0.2%
The following assumptions were used to determine the fair value of the liability component of the TSR Performance Share Awards for the respective periods:

	December 31,
	2016	2015	2014
Fair value per performance share award at the end of the period	$5.59 - $7.10	$2.49 - $6.39	$12.88 - $29.72
Assumptions
Stock price volatility	40.4% - 43.0%	33.5% - 37.5%	29.1% - 29.7%
Risk free rate of return	0.9% - 1.2%	0.7% - 1.1%	0.3% - 0.7%
Expected dividend yield	—%	—%	0.3%
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
Other Information
Compensation expense recorded for both the equity and liability components of all performance share awards for the years ended December 31, 2016, 2015 and 2014 was $21.3 million, $18.3 million and $20.8 million, respectively. Total unamortized compensation expense related to the equity component of performance shares at December 31, 2016 was $19.3 million and will be recognized over the next 0.9 years.
As of December 31, 2016, the aggregate intrinsic value for all performance share awards was $55.1 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2016 by the number of unvested performance share awards outstanding. As of December 31, 2016, the weighted average remaining contractual term of unvested performance share awards outstanding was approximately 1.3 years.
On December 31, 2016, the performance period ended for two types of performance share awards that were granted in 2014. For the Employee Performance Share Awards, the calculation of the three-year average of the three internal performance metrics was completed in the first quarter of 2017 and was certified by the Compensation Committee in February 2017. As the Company achieved the three performance metrics, 225,780 shares with a grant date fair value of $8.9 million were issued in February 2017. For the TSR Performance Share Awards, 157,147 shares with a grant date fair value of $5.0 million were issued based on the Company's ranking relative to a predetermined peer group. There were no cash payments associated with these awards. The calculation of the award payout was certified by the Compensation Committee on January 5, 2017.
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
The Plan is accounted for as a liability award under the authoritative accounting guidance for stock-based compensation and is valued as of the end of each reporting period on a mark-to-market basis using a Monte Carlo simulation model. In addition to the expected value of plan payouts, the simulation technique also generates an expected trigger date for the two types of payments made under this plan, which is used to determine the requisite service period. The Company recognized compensation expense (benefit) of $(0.3) million and $3.0 million for years ended December 31, 2015 and 2014, respectively, related to the Plan. The Company did not recognize any compensation expense (benefit) under the Plan for the year ended December 31, 2016. The Company made payments of $13.0 million under the Plan for year ended December 31, 2014.
Deferred Performance Shares
As of December 31, 2016, 495,774 shares of the Company's common stock representing vested performance share awards were deferred into the deferred compensation plan. During 2016, 38,400 shares were sold out of the plan. During 2016, an increase to the deferred compensation liability of $1.8 million was recognized, which represents the increase in the closing price of the Company's shares held in the trust during the period. The increase in compensation expense was included in general and administrative expense in the Consolidated Statement of Operations.
14. Earnings per Common Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock appreciation rights were exercised and stock awards were vested at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Weighted-average shares - basic	456,847	413,696	415,840
Dilution effect of stock appreciation rights and stock awards at end of period	—	—	1,761
Weighted-average shares - diluted	456,847	413,696	417,601
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	1,478	1,481	—
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	2	20
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect	1,479	1,483	20

15. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(In thousands)	Net Gains (Losses) on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2013	$(6,551)	$(1,810)	$(8,361)
Other comprehensive income (loss) before reclassifications	(80,175)	(325)	(80,500)
Amounts reclassified from accumulated other comprehensive income (loss)	86,726	(16)	86,710
Net current-period other comprehensive income (loss)	6,551	(341)	6,210
Balance at December 31, 2014	$—	$(2,151)	$(2,151)
Other comprehensive income (loss) before reclassifications	—	1,786	1,786
Net current-period other comprehensive income	—	1,786	1,786
Balance at December 31, 2015	$—	$(365)	$(365)
Other comprehensive income (loss) before reclassifications	—	1,280	1,280
Amounts reclassified from accumulated other comprehensive income (loss)	—	70	70
Net current-period other comprehensive income	—	1,350	1,350
Balance at December 31, 2016	$—	$985	$985
Amounts reclassified from accumulated other comprehensive income (loss) into the Consolidated Statement of Operations were as follows:

	Year Ended December 31,			Affected Line Item in the Consolidated Statement of Operations
(In thousands)	2016	2015	2014
Net gains (losses) on cash flow hedges
Commodity contracts	$—	$—	$(143,577)	Natural gas revenues
Commodity contracts	—	—	(626)	Crude oil and condensate revenues
Postretirement benefits
Amortization of prior service cost	(111)	—	—	General and administrative expense
Amortization of net (gain) loss	—	—	26	General and administrative expense
Total before tax	(111)	—	(144,177)	Income (loss) before income taxes
	41	—	57,467	Income tax benefit
Total reclassifications for the period	$(70)	$—	$(86,710)	Net income (loss)

16. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
(In thousands)	2016	2015
Accounts receivable, net
Trade accounts	$185,594	$116,772
Joint interest accounts	1,359	2,013
Other accounts	5,335	2,557
	192,288	121,342
Allowance for doubtful accounts	(1,243)	(1,113)
	$191,045	$120,229
Inventories
Tubular goods and well equipment	$11,005	$14,685
Natural gas in storage	2,299	2,364
	$13,304	$17,049
Other assets
Deferred compensation plan	$12,587	$12,921
Debt issuance cost	11,403	14,871
Derivative instruments	2,991	—
Other accounts	58	64
	$27,039	$27,856
Accounts payable
Trade accounts	$27,355	$30,038
Natural gas purchases	2,231	2,231
Royalty and other owners	85,449	75,106
Accrued capital costs	34,647	27,479
Taxes other than income	13,827	14,628
Other accounts	4,902	10,925
	$168,411	$160,407
Accrued liabilities
Employee benefits	$14,153	$13,870
Taxes other than income	3,829	5,073
Asset retirement obligations	2,000	2,000
Other accounts	1,510	3,980
	$21,492	$24,923
Other liabilities
Deferred compensation plan	$24,169	$22,371
Other accounts	4,952	3,653
	$29,121	$26,024

17. Supplemental Cash Flow Information

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash paid for interest and income taxes
Interest	$86,723	$92,749	$58,487
Income taxes	688	7,550	77,029
Non-cash investing activities
Change in accrued capital costs	7,168	(194,947)	72,603

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
Estimates of total proved reserves at December 31, 2016, 2015 and 2014 were based on studies performed by the Company's petroleum engineering staff. The estimates were computed using the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year. The estimates were audited by Miller and Lents, Ltd. (Miller and Lents), who indicated that based on their investigation and subject to the limitations described in their audit letter, they believe the results of those estimates and projections were reasonable in the aggregate.
No major discovery or other favorable or unfavorable event after December 31, 2016, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables illustrate the Company's net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located within the continental United States.

	Natural Gas (Bcf)	Crude Oil & NGLs (Mbbl)(1)	Total (Bcfe)(2)
December 31, 2013	5,295	26,538	5,454
Revision of prior estimates(3)	483	1,688	493
Extensions, discoveries and other additions(4)	1,807	17,223	1,911
Production	(508)	(3,961)	(532)
Purchases of reserves in place(5)	7	11,778	77
Sales of reserves in place	(2)	(130)	(2)
December 31, 2014	7,082	53,136	7,401
Revision of prior estimates(6)	444	(3,008)	426
Extensions, discoveries and other additions(4)	896	11,511	965
Production	(566)	(6,096)	(603)
Purchases of reserves in place	—	187	1
December 31, 2015	7,856	55,730	8,190
Revision of prior estimates(7)	405	(5,867)	370
Extensions, discoveries and other additions(4)	650	5,540	684
Production	(600)	(4,454)	(627)
Sales of reserves in place	(30)	(1,777)	(41)
December 31, 2016	8,281	49,172	8,576
Proved Developed Reserves
December 31, 2013	3,147	13,652	3,228
December 31, 2014	4,339	27,221	4,502
December 31, 2015	4,676	25,586	4,829
December 31, 2016	5,500	20,442	5,623
Proved Undeveloped Reserves
December 31, 2013	2,148	12,886	2,226
December 31, 2014	2,743	25,915	2,898
December 31, 2015	3,180	30,144	3,361
December 31, 2016	2,781	28,730	2,953
_______________________________________________________________________________

(1)
NGL reserves were less than 1.0% of the Company's total proved equivalent reserves for 2016, 2015 and 2014 and 13.6%, 16.1% and 13.5% of the Company's proved crude oil and NGL reserves for 2016, 2015 and 2014, respectively.

(2)	Includes natural gas and natural gas equivalents determined by using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or NGLs.

(3)
The net upward revision of 493.0 Bcfe was primarily due to (i) an upward performance revision of 492.1 Bcfe, primarily in the Dimock field in northeast Pennsylvania and (ii) an upward revision of 0.9 Bcfe associated with commodity pricing.

(4)
Extensions, discoveries and other additions were primarily related to drilling activity in the Dimock field located in northeast Pennsylvania. The Company added 647.7 Bcfe, 890.6 Bcfe and 1,797.8 Bcfe of proved reserves in this field in 2016, 2015 and 2014, respectively.

(5)	Purchases of reserves in place were primarily related to the acquisition of certain oil and gas properties in the Eagle Ford Shale in October and December 2014 which represented 77 Bcfe.

(6)
The net upward revision of 425.6 Bcfe was primarily due to an upward performance revision of 702.9 Bcfe associated with positive drilling results in the Dimock field in northeast Pennsylvania, partially offset by a downward revision of 277.3 Bcfe associated with lower commodity prices.

(7)
The net upward revision of 370.1 Bcfe was primarily due to an upward performance revision of 658.7 Bcfe associated with positive drilling results in the Dimock field in northeast Pennsylvania, partially offset by a downward revisions of 246.0 Bcfe associated with PUD reclassifications and 42.6 Bcfe associated with lower commodity prices.

Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:

	December 31,
(In thousands)	2016	2015	2014
Aggregate capitalized costs relating to oil and gas producing activities	$7,958,548	$9,554,584	$8,811,624
Aggregate accumulated depreciation, depletion and amortization	(3,717,342)	(4,586,958)	(3,893,772)
Net capitalized costs	$4,241,206	$4,967,626	$4,917,852
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in property acquisition, exploration and development activities were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Property acquisition costs, proved	$—	$16,312	$214,737
Property acquisition costs, unproved	2,703	20,097	73,962
Exploration costs	27,640	34,003	36,306
Development costs	359,501	723,451	1,446,728
Total costs	$389,844	$793,863	$1,771,733
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

The average prices (adjusted for basis and quality differentials) related to proved reserves are as follows:

	Year Ended December 31,
	2016	2015	2014
Natural gas	$1.74	$1.81	$3.52
Crude oil	$37.54	$47.10	$93.32
NGLs	$10.69	$12.98	$30.40
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
Standardized Measure is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Future cash inflows	$16,078,109	$16,516,696	$29,432,733
Future production costs	(7,821,889)	(7,934,427)	(8,620,320)
Future development costs	(1,926,465)	(2,053,562)	(2,689,406)
Future income tax expenses	(1,441,425)	(1,263,452)	(5,635,790)
Future net cash flows	4,888,330	5,265,255	12,487,217
10% annual discount for estimated timing of cash flows	(2,653,563)	(2,406,423)	(5,994,211)
Standardized measure of discounted future net cash flows	$2,234,767	$2,858,832	$6,493,006
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Beginning of year	$2,858,832	$6,493,006	$4,699,533
Discoveries and extensions, net of related future costs	147,664	305,607	2,306,779
Net changes in prices and production costs	(240,050)	(7,329,445)	(200,399)
Accretion of discount	285,883	862,078	625,092
Revisions of previous quantity estimates	120,800	161,379	535,904
Timing and other	(154,966)	427,073	18,225
Development costs incurred	238,118	498,350	414,469
Sales and transfers, net of production costs	(631,912)	(690,618)	(1,539,693)
Net purchases (sales) of reserves in place	(9,326)	3,623	209,484
Net change in income taxes	(380,276)	2,127,779	(576,388)
End of year	$2,234,767	$2,858,832	$6,493,006

CABOT OIL & GAS CORPORATION
SELECTED DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2016
Operating revenues	$281,941	$246,816	$310,429	$316,491	$1,155,677
Impairment of oil and gas properties and other assets (1)	—	—	—	435,619	435,619
Operating income (loss)	(55,589)	(70,684)	3,196	(443,477)	(566,554)
Net income (loss)	(51,194)	(62,910)	(10,260)	(292,760)	(417,124)
Basic earnings (loss) per share	(0.12)	(0.14)	(0.02)	(0.63)	(0.91)
Diluted earnings (loss) per share	(0.12)	(0.14)	(0.02)	(0.63)	(0.91)
2015
Operating revenues	$464,765	$306,297	$305,296	$280,792	$1,357,150
Impairment of oil and gas properties(1)	—	—	—	114,875	114,875
Operating income (loss)	87,295	(18,962)	(1,024)	(157,671)	(90,362)
Net income (loss)	40,255	(27,508)	(15,514)	(111,124)	(113,891)
Basic earnings (loss) per share	0.10	(0.07)	(0.04)	(0.27)	(0.28)
Diluted earnings (loss) per share	0.10	(0.07)	(0.04)	(0.27)	(0.28)
_______________________________________________________________________________

(1)	For discussion of impairment of oil and gas properties and other assets, refer to Note 3 of the Notes to the Consolidated Financial Statements.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
As of December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
Cabot Oil & Gas Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2016, the Company's internal control over financial reporting is effective at a reasonable assurance level based on those criteria.
The effectiveness of Cabot Oil & Gas Corporation's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2017 annual stockholders' meeting. In addition, the information set forth under the caption "Business—Other Business Matters—Corporate Governance Matters" in Item 1 regarding our Code of Business Conduct is incorporated by reference in response to this Item.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2017 annual stockholders' meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2017 annual stockholders' meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2017 annual stockholders' meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2017 annual stockholders' meeting.

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
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
4.4	Note Purchase Agreement dated as of December 1, 2008 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).

4.5	Note Purchase Agreement dated as of December 30, 2010 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2010).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
4.6	Note Purchase Agreement dated as of September 18, 2014 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K for September 24, 2014).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K for February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
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

10.14	Third Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2015 (Form 8-K dated April 23, 2015).
10.15	Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 31, 2015 (Form 8-K dated February 9, 2016).
10.16
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

ITEM 16.    FORM 10-K SUMMARY
The Company has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 27th of February 2017.

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

Signature	Title	Date

/s/ DAN O. DINGES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Dan O. Dinges

/s/ SCOTT C. SCHROEDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
Scott C. Schroeder

/s/ TODD M. ROEMER	Vice President and Controller (Principal Accounting Officer)	February 27, 2017
Todd M. Roemer

/s/ DOROTHY M. ABLES	Director	February 27, 2017
Dorothy M. Ables

/s/ RHYS J. BEST	Director	February 27, 2017
Rhys J. Best

/s/ ROBERT S. BOSWELL	Director	February 27, 2017
Robert S. Boswell

/s/ ROBERT KELLEY	Director	February 27, 2017
Robert Kelley

/s/ W. MATT RALLS	Director	February 27, 2017
W. Matt Ralls