Form 10-Q
period 2017-03-31
CABOT OIL & GAS CORP
filed 2017-04-28
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2017, there were 465,523,385 shares of Common Stock, Par Value $.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$537,485	$498,542
Accounts receivable, net	192,783	191,045
Income taxes receivable	1,601	10,298
Inventories	12,095	13,304
Other current assets	4,349	2,692
Total current assets	748,313	715,881
Properties and equipment, net (Successful efforts method)	4,328,360	4,250,125
Equity method investments	135,983	129,524
Other assets	31,732	27,039
	$5,244,388	$5,122,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$183,305	$168,411
Accrued liabilities	14,299	21,492
Interest payable	12,262	27,650
Income taxes payable	1,837	—
Derivative instruments	12,692	40,259
Total current liabilities	224,395	257,812
Long-term debt, net	1,520,870	1,520,530
Deferred income taxes	590,575	579,447
Asset retirement obligations	133,526	131,733
Postretirement benefits	37,042	36,259
Other liabilities	30,801	29,121
Total liabilities	2,537,209	2,554,902

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2017 and 2016, respectively
Issued — 475,414,452 shares and 475,042,692 shares in 2017 and 2016, respectively	47,541	47,504
Additional paid-in capital	1,728,182	1,727,310
Retained earnings	1,237,289	1,098,703
Accumulated other comprehensive income	1,002	985
Less treasury stock, at cost:
9,892,680 shares in 2017 and 2016, respectively	(306,835)	(306,835)
Total stockholders' equity	2,707,179	2,567,667
	$5,244,388	$5,122,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
OPERATING REVENUES
Natural gas	$433,442	$227,578
Crude oil and condensate	42,990	30,676
Gain on derivative instruments	33,384	18,994
Brokered natural gas	4,695	3,180
Other	3,332	1,513
	517,843	281,941
OPERATING EXPENSES
Direct operations	24,641	26,035
Transportation and gathering	123,474	109,652
Brokered natural gas	4,046	2,566
Taxes other than income	9,058	5,994
Exploration	6,198	6,383
Depreciation, depletion and amortization	135,100	161,887
General and administrative	23,700	27,873
	326,217	340,390
Earnings (loss) on equity method investments	(1,283)	2,009
Gain (loss) on sale of assets	(223)	1,354
INCOME (LOSS) FROM OPERATIONS	190,120	(55,086)
Interest expense	20,771	24,375
Other expense	424	503
Income (loss) before income taxes	168,925	(79,964)
Income tax expense (benefit)	63,205	(28,770)
NET INCOME (LOSS)	$105,720	$(51,194)

Earnings (loss) per share
Basic	$0.23	$(0.12)
Diluted	$0.23	$(0.12)

Weighted-average common shares outstanding
Basic	465,348	431,841
Diluted	466,888	431,841

Dividends per common share	$0.02	$0.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$105,720	$(51,194)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	135,100	161,887
Deferred income tax expense (benefit)	53,289	(28,973)
(Gain) loss on sale of assets	223	(1,354)
Exploratory dry hole cost	2,842	—
Gain on derivative instruments	(33,384)	(18,994)
Net cash paid in settlement of derivative instruments	(1,524)	—
(Earnings) loss on equity method investments	1,283	(2,009)
Amortization of debt issuance costs	1,189	1,191
Stock-based compensation and other	8,283	10,606
Changes in assets and liabilities:
Accounts receivable, net	(1,738)	19,358
Income taxes	10,534	233
Inventories	1,209	1,101
Other current assets	1,170	1,300
Accounts payable and accrued liabilities	151	(9,610)
Interest payable	(15,388)	(16,660)
Other assets and liabilities	419	230
Net cash provided by operating activities	269,378	67,112
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(208,384)	(92,237)
Proceeds from sale of assets	374	49,828
Investment in equity method investments	(7,742)	(11,652)
Net cash used in investing activities	(215,752)	(54,061)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	—	90,000
Repayments of debt	—	(503,000)
Sale of common stock, net	—	995,278
Dividends paid	(9,306)	(8,282)
Tax withholdings on stock award vestings	(5,414)	(5,022)
Capitalized debt issuance costs	—	(3,223)
Other	37	—
Net cash provided by (used in) financing activities	(14,683)	565,751
Net increase in cash and cash equivalents	38,943	578,802
Cash and cash equivalents, beginning of period	498,542	514
Cash and cash equivalents, end of period	$537,485	$579,316

Supplemental non-cash investing transactions:
Change in accrued capital costs	$6,695	$(549)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016 (Form 10-K) filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Certain reclassifications have been made to prior year statements to conform with the current year presentation.
Recently Adopted Accounting Pronouncements
Stock-Based Compensation. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as an amendment to Accounting Standards Codification (ASC) Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.
The Company adopted this guidance effective January 1, 2017. The recognition of previously unrecognized windfall tax benefits resulted in a cumulative-effect adjustment of $42.2 million, which increased retained earnings and decreased net deferred tax liabilities by the same amount as of the beginning of 2017. Effective January 1, 2017, cash paid by the Company when directly withholding shares from employee awards for tax-withholding purposes will be classified as a financing activity. This change has been recognized retrospectively beginning January 1, 2015. Prior periods have been adjusted as follows:

	Net Cash Provided by Operating Activities		Net Cash Provided by Financing Activities
(In thousands)	As Reported	As Adjusted	As Reported	As Adjusted
Year ended December 31, 2015	$740,737	$749,598	$232,157	$223,296
Three months ended March 31, 2016	62,090	67,112	570,773	565,751
Six months ended June 30, 2016	147,244	152,290	497,474	492,428
Nine months ended September 30, 2016	252,649	257,705	468,171	463,115
Year ended December 31, 2016	392,377	398,441	458,869	453,805
The remaining provisions of this amendment did not have a material effect on the Company's financial position or results of operations.
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
Retirement Benefits. In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715). The amendments in this update require that an employer report the service cost component of postretirement benefits in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic benefit cost in assets. The Company elected to adopt this guidance effective January 1, 2017. The reclassification of interest and amortization of prior service cost resulted in an increase in operating income and an increase in other expense (non-operating expense) of $1.6 million and $1.4 million for the years ended December 31, 2016 and 2015 and $0.5 million for the three months ended March 31, 2016, respectively.
Recently Issued Accounting Pronouncements
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, as an amendment to ASC Subtopic 825-10. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other items, this update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. This impairment assessment reduces the complexity of the other-than-temporary impairment guidance that entities follow currently. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption of this amendment is not permitted. The adoption of this guidance will change the methodology that the Company uses to evaluate its equity method investments for impairment. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operation or cash flows.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, ASC Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. This ASU does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU is to be adopted using a modified retrospective approach. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
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
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	March 31, 2017	December 31, 2016
Proved oil and gas properties	$7,589,749	$7,437,604
Unproved oil and gas properties	296,279	260,543
Gathering and pipeline systems	188,466	187,846
Land, building and other equipment	85,257	84,462
	8,159,751	7,970,455
Accumulated depreciation, depletion and amortization	(3,831,391)	(3,720,330)
	$4,328,360	$4,250,125
At March 31, 2017, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
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
3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$96,850	$90,345	$32,674	$13,172	$129,524	$103,517
Contributions	1,125	6,250	6,617	5,402	7,742	11,652
Earnings (loss) on equity method investments	(1,282)	2,011	(1)	(2)	(1,283)	2,009
Balance at end of period	$96,693	$98,606	$39,290	$18,572	$135,983	$117,178
During 2017, the Company expects to contribute approximately $70.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Constitution
On April 22, 2016, Constitution announced that the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Certification) for the New York State portion of its proposed 124-mile route. During second quarter of 2016, Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York challenging the legality and appropriateness of the NYSDEC’s decision. Both courts have granted Constitution's motions to expedite the schedules for the legal actions. On March 16, 2017, the U.S. District Court for the Northern District of New York issued an order ruling, without prejudice, that it lacked subject matter jurisdiction to hear Constitution’s complaint. The U.S. Court of Appeals has heard oral arguments but has not yet ruled on Constitution's appeal.
Constitution stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the NYSDEC’s decision. In light of the denial of the Certification and ongoing litigation, Constitution has revised its target in-service date to the second half of 2018, assuming that the U.S. Court of Appeals challenge process is satisfactorily and promptly concluded.

In light of the NYSDEC’s denial and resulting litigation, the Company evaluated its investment in Constitution for other-than-temporary impairment (OTTI) and, as of March 31, 2017, does not believe there is an indication of an OTTI. The Company’s evaluation considered various factors, including but not limited to prior Federal Energy Regulatory Commission (FERC) approval and the related economic viability of the project, the pending appeal filed by Constitution and the other members’ commitment to the project. To the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is no longer viable or elects to not go forward as legal and regulatory actions progress, the Company will reevaluate the facts and circumstances relative to its conclusions with respect to OTTI. In the event that facts and circumstances change, the Company may be required to recognize an impairment charge up to its investment value at such time, net of any cash and working capital held by Constitution. The Company will continue to monitor the carrying value of its investment as required.
At this time, the Company remains committed to funding the project in an amount in proportion to its ownership interest for the development and construction of the new pipeline. The Company's total contributions for this project are expected to be approximately $240.0 million. As of March 31, 2017, the Company has made contributions of $89.7 million since inception of the project.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
6.51% weighted-average senior notes	$361,000	$361,000
9.78% senior notes	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
	1,528,000	1,528,000
Unamortized debt issuance costs	(7,130)	(7,470)
	$1,520,870	$1,520,530
The borrowing base under the terms of the Company's revolving credit facility is redetermined annually in April. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 11, 2017, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively.
At March 31, 2017, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes. As of March 31, 2017, based on the Company's asset coverage and leverage ratios, there were no interest rate adjustments required for the Company's senior notes.
At March 31, 2017, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion. The Company’s weighted-average effective interest rate for the revolving credit facility for the three months ended March 31, 2016 was approximately 2.3%.
5. Derivative Instruments and Hedging Activities
As of March 31, 2017, the Company had the following outstanding commodity derivatives:

				Collars					Basis Swaps
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted-Average	Weighted-Average	Weighted-Average
Natural gas	26.7	Bcf	Apr. 2017 - Dec. 2017					$3.12
Natural gas	13.4	Bcf	Apr. 2017 - Dec. 2017					$3.46
Natural gas	26.7	Bcf	Apr. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43
Natural gas	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42
Crude oil	1.4	Mmbbl	Apr. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commodity contracts	Other current assets	$2,826	$—	$—	$—
Commodity contracts	Other assets (non-current)	7,506	2,991	—	—
Commodity contracts	Derivative instruments (current)	—	—	12,692	40,259
		$10,332	$2,991	$12,692	$40,259
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	March 31, 2017	December 31, 2016
Derivative assets
Gross amounts of recognized assets	$12,354	$2,991
Gross amounts offset in the statement of financial position	(2,022)	—
Net amounts of assets presented in the statement of financial position	10,332	2,991
Gross amounts of financial instruments not offset in the statement of financial position	51	—
Net amount	$10,383	$2,991

Derivative liabilities
Gross amounts of recognized liabilities	$14,714	$40,259
Gross amounts offset in the statement of financial position	(2,022)	—
Net amounts of liabilities presented in the statement of financial position	12,692	40,259
Gross amounts of financial instruments not offset in the statement of financial position	—	757
Net amount	$12,692	$41,016
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(1,524)	$—
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	34,908	18,994
	$33,384	$18,994
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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
Assets
Deferred compensation plan	$13,566	$—	$—	$13,566
Derivative instruments	—	—	10,332	10,332
Total assets	$13,566	$—	$10,332	$23,898
Liabilities
Deferred compensation plan	$25,420	$—	$—	$25,420
Derivative instruments	—	7,429	5,263	12,692
Total liabilities	$25,420	$7,429	$5,263	$38,112

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Deferred compensation plan	$12,587	$—	$—	$12,587
Derivative instruments	—	—	2,991	2,991
Total assets	$12,587	$—	$2,991	$15,578
Liabilities
Deferred compensation plan	$24,169	$—	$—	$24,169
Derivative instruments	—	21,400	18,859	40,259
Total liabilities	$24,169	$21,400	$18,859	$64,428
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$(15,868)	$—
Total gain (loss) included in earnings	21,918	3,647
Settlement (gain) loss	(981)	—
Transfers in and/or out of level 3	—	—
Balance at end of period	$5,069	$3,647

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$20,937	$3,647
There were no transfers between Level 1 and Level 2 fair value measurements for the three months ended March 31, 2017 and 2016.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. The Company recorded an impairment charge related to certain oil and gas properties and other assets during the year ended December 31, 2016. Refer to Note 3 of the Notes to the Consolidated Financial Statements in the Form 10-K for additional disclosures related to fair value associated with the impaired assets. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2017 and December 31, 2016, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt	$1,520,870	$1,500,879	$1,520,530	$1,463,643

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Three Months Ended March 31, 2017
Balance at beginning of period	$133,733
Liabilities incurred	702
Liabilities settled	(696)
Accretion expense	1,787
Balance at end of period	$135,526
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements,” “Drilling Rig Commitments,” “Lease Commitments” and “Hydraulic Fracturing Services Commitments” as disclosed in Note 9 in the Notes to Consolidated Financial Statements included in the Form 10-K.
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
10. Stock-based Compensation
General
From time to time the Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $8.3 million and $10.6 million in the first quarter of 2017 and 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
As described in Note 1 to the Condensed Consolidated Financial Statements, effective January 1, 2017, the Company adopted ASU No. 2016-09, which requires that excess tax benefits and tax deficiencies on stock-based compensation be recorded in the income statement. During the first three months of 2017, the Company recorded an increase to tax expense of

$0.8 million in the Condensed Consolidated Statement of Operations as a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for awards that vested during the period.
Prior to the adoption of ASU No. 2016-09, windfall tax benefits were recorded in additional paid in capital in the Condensed Consolidated Balance Sheet and tax shortfalls reduced additional paid in capital to the extent they offset previously recorded windfall tax benefits. During the first three months of 2016, the Company recorded a tax shortfall of $2.0 million, resulting in a reduction of the Company's windfall tax benefit that was recorded in additional paid in capital in the Condensed Consolidated Balance Sheet. The tax shortfall was a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for certain awards that vested during the period.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first three months of 2017, 46,618 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $22.57 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first three months of 2017 commenced on January 1, 2017 and ends on December 31, 2019. The Company used an annual forfeiture rate assumption ranging from 0% to 6% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at March 31, 2017, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first three months of 2017, 406,460 Employee Performance Share Awards were granted at a grant date value of $22.60 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first three months of 2017, 272,920 Hybrid Performance Share Awards were granted at a grant date value of $22.60 per share. The 2017 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards.  During the first three months of 2017, 409,380 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.

The following assumptions were used to determine the grant date fair value of the equity component (February 22, 2017) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2017
Fair value per performance share award	$19.85	$7.35 - $14.16
Assumptions:
Stock price volatility	37.8%	36.0% - 43.3%
Risk free rate of return	1.4%	1.0% - 1.4%
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2017	2016
Weighted-average shares - basic	465,348	431,841
Dilution effect of stock appreciation rights and stock awards at end of period	1,540	—
Weighted-average shares - diluted	466,888	431,841
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In thousands)	2017	2016
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	—	700
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	477	28
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect	477	728

12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2017	December 31, 2016
Accounts receivable, net
Trade accounts	$189,244	$185,594
Joint interest accounts	1,448	1,359
Other accounts	3,334	5,335
	194,026	192,288
Allowance for doubtful accounts	(1,243)	(1,243)
	$192,783	$191,045

Inventories
Tubular goods and well equipment	$10,335	$11,005
Natural gas in storage	1,760	2,299
	$12,095	$13,304

Other current assets
Prepaid balances and other	$1,523	$2,692
Derivative instruments	2,826	—
	$4,349	$2,692

Other assets
Deferred compensation plan	$13,566	$12,587
Debt issuance costs	10,554	11,403
Derivative instruments	7,506	2,991
Other accounts	106	58
	$31,732	$27,039

Accounts payable
Trade accounts	$27,881	$27,355
Natural gas purchases	903	2,231
Royalty and other owners	92,562	85,449
Accrued capital costs	41,342	34,647
Taxes other than income	17,780	13,827
Other accounts	2,837	4,902
	$183,305	$168,411

Accrued liabilities
Employee benefits	$6,746	$14,153
Taxes other than income	4,025	3,829
Asset retirement obligations	2,000	2,000
Other accounts	1,528	1,510
	$14,299	$21,492

Other liabilities
Deferred compensation plan	$25,420	$24,169
Other accounts	5,381	4,952
	$30,801	$29,121

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three month periods ended March 31, 2017 and 2016 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2016 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are as follows:

•	Equivalent production increased 9.8 Bcfe, or 6%, from 160.3 Bcfe, or 1,761.9 Mmcfe per day, in 2016 to 170.1 Bcfe, or 1,889.6 Mmcfe per day, in 2017.

•	Natural gas production increased 10.7 Bcf, or 7%, from 153.1 Bcf in 2016 to 163.8 Bcf in 2017, as a result of drilling and completion activities in Pennsylvania.

•	Crude oil/condensate/NGL production decreased 0.2 Mmbbls, or 13%, from 1.2 Mmbbls in 2016 to 1.0 Mmbbls in 2017, as result of a decrease in drilling and completion activities in south Texas.

•	Average realized natural gas price was $2.64 per Mcf, 77% higher than the $1.49 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $46.73 per Bbl, 69% higher than the $27.65 per Bbl realized in the comparable period of the prior year.

•	Drilled 21 gross wells (21.0 net) with a success rate of 95.2% compared to 10 gross wells (10.0 net) with a success rate of 100% for the comparable period of the prior year.

•	Completed 25 gross wells (24.0 net) in 2017 compared to 15 gross wells (15.0 net) in 2016.

•	Total capital expenditures were $212.2 million compared to $91.7 million in the comparable period of the prior year.

•
Average rig count during 2017 was approximately 2.0 rigs in the Marcellus Shale and approximately 1.0 rigs in the Eagle Ford Shale, compared to an average rig count in the Marcellus Shale of approximately 1.2 rigs and approximately 0.5 rigs in the Eagle Ford Shale in 2016.

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
Commodity prices have remained volatile but have improved during 2017 compared to the fourth quarter of 2016. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge.

We believe that we are well-positioned to manage the challenges presented in a volatile commodity pricing environment, and that we can endure the continued volatility in current and future commodity prices by:

•
Continuing to exercise discipline in our capital program with the expectation of funding our capital expenditures with cash on hand, operating cash flows, and if required, borrowings under our revolving credit facility.

•	Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.

•
Continuing to manage our balance sheet which provides sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants.

•	Continuing to manage price risk by strategically hedging our natural gas and crude oil production.
Outlook
Based on the expectation for higher operating cash flow due to an improvement in the commodity price outlook, we increased our budgeted capital expenditures compared to 2016. Our full year 2017 capital spending program includes approximately $775.0 million in capital expenditures related to our drilling and completion program and contributions of approximately $70.0 million to our equity method investments. All such expenditures are expected to be funded by existing cash, operating cash flow and if required, borrowings under our revolving credit facility.
In 2016, we drilled 40 gross wells (38.0 net) and completed 76 gross wells (76.0 net), of which 62 gross wells (62.0 net) were drilled but uncompleted in prior years. In 2017, we plan to drill 95 gross wells (90.0 net) and complete 95 gross wells (90.0 net), of which 51 gross wells (45.0 net) were drilled but uncompleted in prior years. In 2017, we plan to operate an average of approximately 3.0 rigs, an increase from an average of approximately 1.4 rigs in 2016. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the three months ended March 31, 2017 were from the sale of natural gas and crude oil production. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), interest payments on debt and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 11, 2017, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. There were no borrowings outstanding under our revolving credit facility as of March 31, 2017.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with the existing cash on hand, internally generated cash flow and availability under our revolving credit facility, we have the capacity to finance our spending plans.
At March 31, 2017, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. As of March 31, 2017, based on our asset coverage and leverage ratios, there were no interest rate adjustments required for our senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.

Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows provided by operating activities	$269,378	$67,112
Cash flows used in investing activities	(215,752)	(54,061)
Cash flows provided by (used in) financing activities	(14,683)	565,751
Net increase in cash and cash equivalents	$38,943	$578,802
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, sales of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2017 and December 31, 2016, we had a working capital surplus of $523.9 million and $458.1 million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements.
Net cash provided by operating activities in the first three months of 2017 increased by $202.3 million compared to the first three months of 2016. This increase was primarily due higher operating revenues, partially offset by higher cash operating expenses. The increase in operating revenues was primarily due to an increase in realized natural gas and crude oil prices and an increase in equivalent production. Average realized natural gas and crude oil prices increased by 77% and 69%, respectively, for the first three months of 2017 compared to the first three months of 2016. Equivalent production increased by 6% for the first three months of 2017 compared to the first three months of 2016 due to higher natural gas production in the Marcellus Shale, partially offset by lower oil production in the Eagle Ford Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $161.7 million for the first three months of 2017 compared to the first three months of 2016. The increase was due to $116.1 million higher capital expenditures and $49.5 million lower proceeds from the sale of assets, partially offset by $3.9 million lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows provided by financing activities decreased by $580.4 million for the first three months of 2017 compared to the first three months of 2016. This decrease was primarily due to $995.3 million lower net proceeds and $1.0 million of higher dividend payments both related to the issuance of common stock in 2016, partially offset by $413.0 million of lower net repayments of debt due to the repayment of the outstanding balance on our revolving credit facility and certain of our senior notes with the proceeds from the issuance of common stock and lower capitalized debt issuance costs of $3.2 million related to the amendment of our revolving credit facility and senior notes in December 2015.

Capitalization
Information about our capitalization is as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Debt	$1,520,870	$1,520,530
Stockholders' equity	2,707,179	2,567,667
Total capitalization	$4,228,049	$4,088,197
Debt to total capitalization	36%	37%
Cash and cash equivalents	$537,485	$498,542
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In thousands)	2017	2016
Capital expenditures
Drilling and facilities	$141,987	$90,913
Leasehold acquisitions	67,892	344
Pipeline and gathering	618	269
Other	1,740	162
	212,237	91,688
Exploration expenditures	6,198	6,383
Total	$218,435	$98,071

For the full year of 2017, we plan to drill approximately 95 gross wells (90.0 net) and complete 95 gross wells (90.0 net), of which 51 gross wells (45.0 net) were drilled but uncompleted in prior years. In 2017, our drilling program includes approximately $775.0 million in total capital expenditures compared to $372.5 million in 2016. See “Financial and Operating Overview” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations described under “Transportation and Gathering Agreements,” “Drilling Rig Commitments,” “Lease Commitments” and “Hydraulic Fracturing Services Commitments” as disclosed in Note 9 in the Notes to Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K.
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
Results of Operations
First Three Months of 2017 and 2016 Compared
We reported net income in the first three months of 2017 of $105.7 million, or $0.23 per share, compared to a net loss of $51.2 million, or $0.12 per share, in the first three months of 2016. The increase in net income was primarily due to higher operating revenues and lower operating expenses and interest expense, partially offset by higher income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
Revenue Variances (In thousands)	2017	2016	Amount	Percent
Natural gas	$433,442	$227,578	$205,864	90%
Crude oil and condensate	42,990	30,676	12,314	40%
Gain on derivative instruments	33,384	18,994	14,390	76%
Brokered natural gas	4,695	3,180	1,515	48%
Other	3,332	1,513	1,819	120%
	$517,843	$281,941	$235,902	84%

	Three Months Ended March 31,		Variance		Increase (Decrease) (In thousands)
	2017	2016	Amount	Percent
Price Variances
Natural gas	$2.65	$1.49	$1.16	78%	$189,921
Crude oil and condensate	$46.68	$27.65	$19.03	69%	17,540
Total					$207,461
Volume Variances
Natural gas (Bcf)	163.8	153.1	10.7	7%	$15,943
Crude oil and condensate (Mbbl)	921	1,110	(189)	(17)%	(5,226)
Total					$10,717
Natural Gas Revenues
The increase in natural gas revenues of $205.9 million was due to higher natural gas prices and higher production. The increase in production was a result of our drilling and completion activities in Pennsylvania, partially offset by the divestiture of certain oil and gas properties in east Texas in February 2016.
Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $12.3 million was due to higher crude oil prices, partially offset by lower production. The decrease in production was a result of a decrease in drilling and completion activities in south Texas.

Impact of Derivative Instruments on Operating Revenues

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(1,524)	$—
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	34,908	18,994
	$33,384	$18,994
Brokered Natural Gas

	Three Months Ended March 31,				Variance		Price and Volume Variances (In thousands)
	2017		2016		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$3.92		$2.20	$1.72	78%	$2,058
Volume brokered (Mmcf)	x	1,196	x	1,443	(247)	(17)%	(543)
Brokered natural gas (In thousands)		$4,695		$3,180			$1,515

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$3.38		$1.78	$1.60	90%	$1,920
Volume brokered (Mmcf)	x	1,196	x	1,443	(247)	(17)%	(440)
Brokered natural gas (In thousands)		$4,046		$2,566			$1,480

Brokered natural gas margin (In thousands)		$649		$614			$35
The slight increase in brokered natural gas margin is a result of a increase in sales price that outpaced the increase in purchase price and lower brokered volumes.
Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2017	2016	Amount	Percent
Operating and Other Expenses
Direct operations	$24,641	$26,035	$(1,394)	(5)%
Transportation and gathering	123,474	109,652	13,822	13%
Brokered natural gas	4,046	2,566	1,480	58%
Taxes other than income	9,058	5,994	3,064	51%
Exploration	6,198	6,383	(185)	(3)%
Depreciation, depletion and amortization	135,100	161,887	(26,787)	(17)%
General and administrative	23,700	27,873	(4,173)	(15)%
	$326,217	$340,390	$(14,173)	(4)%

Earnings (loss) on equity method investments	$(1,283)	$2,009	$(3,292)	(164)%
Gain (loss) on sale of assets	(223)	1,354	(1,577)	(116)%
Interest expense	20,771	24,375	(3,604)	(15)%
Other expense	424	503	(79)	(16)%
Income tax expense (benefit)	63,205	(28,770)	91,975	(320)%

Total costs and expenses from operations decreased by $14.2 million, or 4%, in the first three months of 2017 compared to the same period of 2016. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $1.4 million largely due to improved operational efficiencies, cost reductions from service providers and suppliers in 2017 compared to 2016 and the divestiture of certain oil and gas properties in east Texas in February 2016.

•	Transportation and gathering increased $13.8 million due to higher throughput as a result of higher Marcellus Shale production and a charge associated with transportation expenses in the Eagle Ford.

•	Brokered natural gas increased $1.5 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income increased $3.1 million due to $2.5 million higher production taxes, primarily resulting from higher crude oil prices and the receipt of a production tax refund of $1.9 million in February 2016. Additionally, drilling impact fees increased $1.4 million as a result of drilling more wells in Pennsylvania during 2017 compared to 2016 and ad valorem taxes decreased $0.9 million as a result of lower property values primarily in south Texas. The remaining changes in taxes other than income were not individually significant.

•
Exploration decreased $0.2 million as a result of lower charges related to the release of certain drilling rig contracts in south Texas, partially offset by higher dry hole costs of $2.8 million in 2017. In the first three months of 2016, we recorded rig termination charges of $3.2 million. We recorded no rig termination charges in the first three months of 2017.

•
Depreciation, depletion and amortization decreased $26.8 million, of which $36.7 million was due to a lower DD&A rate of $0.72 per Mcfe for the first three months of 2017 compared to $0.94 per Mcfe for the first three months of 2016, partially offset by a $9.1 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to positive reserve revisions and the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia in 2016. Offsetting the decreases was $1.4 million higher amortization of unproved properties in the first three months of 2017 as a result of the ongoing evaluation of our unproved properties and and increase in unproved leases.

•
General and administrative decreased $4.2 million due to lower stock-based compensation expense of $2.4 million primarily due to changes in the Company's stock price and reductions in other general and administrative expenses that were not individually significant.

Earnings (Loss) on Equity Method Investments
The decrease in equity method earnings is the result of our proportionate share of net earnings from our equity method investments in 2017 compared to 2016.
Gain (Loss) on Sale of Assets
An aggregate gain of $1.4 million was recognized in the first three months of 2016 primarily due to the sale of certain of our oil and gas properties in east Texas. There were no individually significant gains or losses on the sale of assets recognized during the first three months of 2017.
Interest Expense
Interest expense decreased $3.6 million due to a $2.1 million decrease resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016, which remained undrawn through March 31, 2017. Interest expense also decreased $1.5 million resulting from the repurchase of $64.0 million of our 6.51% weighted-average senior notes in May 2016 and the repayment of $20.0 million of our 7.33% weighted-average senior notes in July 2016.
Income Tax Expense (Benefit)
Income tax expense increased $92.0 million due to higher pretax income and a higher effective tax rate. The effective tax rates for the first three months of 2017 and 2016 were 37.4% and 36.0%, respectively. The increase in the effective tax rate is primarily due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate and the impact of excess tax benefits and tax deficiencies on stock-based compensation, as well as non-recurring discrete items recorded during the first three months of 2017 versus the first three months of 2016.
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
As of March 31, 2017, we had the following outstanding commodity derivatives:

				Collars					Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas	26.7	Bcf	Apr. 2017 - Dec. 2017					$3.12		$(7,487)
Natural gas	13.4	Bcf	Apr. 2017 - Dec. 2017					$3.46		3,472
Natural gas	26.7	Bcf	Apr. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43			(3,397)
Natural gas	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42	3,473
Crude oil	1.4	Mmbbl	Apr. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39			1,377
										$(2,562)
In the above table, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth in the table above represent our total unrealized derivative position at March 31, 2017 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first three months of 2017, natural gas collars with floor prices of $3.09 per Mcf and ceiling prices ranging from $3.42 to $3.45 per Mcf covered 8.7 Bcf, or 5%, of natural gas production at an average price of $3.31 per Mcf. Natural gas swaps covered 11.6 Bcf, or 7%, of natural gas production at an average price of $3.21 per Mcf. Crude oil collars with floor prices of $50.00 per Bbl and ceiling prices ranging from $56.25 to $56.50 per Bbl covered 0.5 Mmbbl, or 49%, of crude oil production at an average price of $51.98 per Bbl.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt	$1,520,870	$1,500,879	$1,520,530	$1,463,643
ITEM 4.    Controls and Procedures
As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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
ITEM 1A.    Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The maximum number of remaining shares that may be purchased under the program as of March 31, 2017 was 10.1 million shares.
ITEM 6.    Exhibits

Exhibit Number	Description

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

April 28, 2017	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2017	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 28, 2017	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Controller
(Principal Accounting Officer)