Form 10-Q
period 2017-06-30
CABOT OIL & GAS CORP
filed 2017-07-28
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2017, there were 462,492,784 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$516,534	$498,542
Accounts receivable, net	177,342	191,045
Income taxes receivable	16,464	10,298
Inventories	11,080	13,304
Current assets held for sale	2,228	—
Other current assets	12,176	2,692
Total current assets	735,824	715,881
Properties and equipment, net (Successful efforts method)	4,202,985	4,250,125
Equity method investments	140,581	129,524
Assets held for sale	111,321	—
Other assets	28,748	27,039
	$5,219,459	$5,122,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$183,554	$168,411
Accrued liabilities	20,841	21,492
Interest payable	27,339	27,650
Derivative instruments	2,688	40,259
Total current liabilities	234,422	257,812
Long-term debt, net	1,521,211	1,520,530
Deferred income taxes	617,332	579,447
Asset retirement obligations	57,502	131,733
Liabilities held for sale	75,693	—
Postretirement benefits	37,208	36,259
Other liabilities	34,060	29,121
Total liabilities	2,577,428	2,554,902

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2017 and 2016, respectively
Issued — 475,428,710 shares and 475,042,692 shares in 2017 and 2016, respectively	47,543	47,504
Additional paid-in capital	1,733,312	1,727,310
Retained earnings	1,235,540	1,098,703
Accumulated other comprehensive income	726	985
Less treasury stock, at cost:
12,935,926 and 9,892,680 shares in 2017 and 2016, respectively	(375,090)	(306,835)
Total stockholders' equity	2,642,031	2,567,667
	$5,219,459	$5,122,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
OPERATING REVENUES
Natural gas	$395,328	$223,232	$828,770	$450,811
Crude oil and condensate	44,625	46,156	87,616	76,833
Gain (loss) on derivative instruments	13,805	(27,184)	47,190	(8,190)
Brokered natural gas	4,037	2,596	8,732	5,776
Other	2,662	2,016	5,994	3,527
	460,457	246,816	978,302	528,757
OPERATING EXPENSES
Direct operations	27,262	26,477	51,903	52,513
Transportation and gathering	120,544	107,560	244,018	217,213
Brokered natural gas	3,419	2,021	7,465	4,587
Taxes other than income	8,310	8,973	17,368	14,967
Exploration	3,959	3,738	10,157	10,121
Depreciation, depletion and amortization	144,322	147,533	279,422	309,420
Impairment of oil and gas properties	68,555	—	68,555	—
General and administrative	23,957	19,945	47,659	47,817
	400,328	316,247	726,547	656,638
Earnings (loss) on equity method investments	(1,286)	(73)	(2,569)	1,935
Gain (loss) on sale of assets	(1,403)	(878)	(1,626)	477
INCOME (LOSS) FROM OPERATIONS	57,440	(70,382)	247,560	(125,469)
Interest expense	20,619	21,963	41,390	46,338
Loss on debt extinguishment	—	4,709	—	4,709
Other (income) expense	(315)	302	109	804
Income (loss) before income taxes	37,136	(97,356)	206,061	(177,320)
Income tax expense (benefit)	15,609	(34,446)	78,814	(63,216)
NET INCOME (LOSS)	$21,527	$(62,910)	$127,247	$(114,104)

Earnings (loss) per share
Basic	$0.05	$(0.14)	$0.27	$(0.25)
Diluted	$0.05	$(0.14)	$0.27	$(0.25)

Weighted-average common shares outstanding
Basic	464,768	465,068	465,057	448,455
Diluted	466,745	465,068	466,752	448,455

Dividends per common share	$0.05	$0.02	$0.07	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$127,247	$(114,104)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	279,422	309,420
Impairment of oil and gas properties	68,555	—
Deferred income tax expense (benefit)	73,394	(64,294)
(Gain) loss on sale of assets	1,626	(477)
Exploratory dry hole cost	2,842	18
(Gain) loss on derivative instruments	(47,190)	8,190
Net cash received (paid) in settlement of derivative instruments	(319)	11,305
(Earnings) loss on equity method investments	2,569	(1,935)
Amortization of debt issuance costs	2,384	2,692
Stock-based compensation and other	18,198	17,963
Changes in assets and liabilities:
Accounts receivable, net	13,713	2,118
Income taxes	(6,166)	516
Inventories	(4)	1,362
Other current assets	(1,776)	(1,858)
Accounts payable and accrued liabilities	(4,339)	(17,194)
Interest payable	(311)	(2,078)
Other assets and liabilities	101	646
Net cash provided by operating activities	529,946	152,290
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(393,333)	(159,399)
Proceeds from sale of assets	1,475	49,828
Investment in equity method investments	(13,626)	(18,171)
Net cash used in investing activities	(405,484)	(127,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	—	90,000
Repayments of debt	—	(567,000)
Treasury stock repurchases	(68,255)	—
Sale of common stock, net	—	995,279
Dividends paid	(32,582)	(17,582)
Tax withholdings on stock award vestings	(5,672)	(5,046)
Capitalized debt issuance costs	—	(3,223)
Other	39	—
Net cash provided by (used in) financing activities	(106,470)	492,428
Net increase in cash and cash equivalents	17,992	516,976
Cash and cash equivalents, beginning of period	498,542	514
Cash and cash equivalents, end of period	$516,534	$517,490
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
Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications had no impact on previously reported stockholders' equity, net income (loss) or cash flows, except as discussed in "Recently Adopted Accounting Pronouncements" below.
Recently Adopted Accounting Pronouncements
Stock-Based Compensation. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as an amendment to Accounting Standards Codification (ASC) Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company elected to apply this guidance on a prospective basis.
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

	Net Cash Provided by Operating Activities		Net Cash Provided by Financing Activities
(In thousands)	As Reported	As Adjusted	As Reported	As Adjusted
Year ended December 31, 2015	$740,737	$749,598	$232,157	$223,296
Three months ended March 31, 2016	62,090	67,112	570,773	565,751
Six months ended June 30, 2016	147,244	152,290	497,474	492,428
Nine months ended September 30, 2016	252,649	257,705	468,171	463,115
Year ended December 31, 2016	392,377	397,441	458,869	453,805
The remaining provisions of this amendment did not have a material effect on the Company's financial position, results of operations or cash flows.
Accounting Changes and Error Corrections. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Venture (Topic 323), which states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance in certain issued but not yet adopted ASUs, including Leases and Revenue Recognition, was also updated to reflect this amendment. This guidance is effective immediately. The Company adopted this guidance during the first quarter of 2017. The adoption of this guidance impacted the Company's disclosures but had no effect on its financial position, results of operations or cash flows.

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
The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company elected to early adopt this guidance effective January 1, 2017. The reclassification of interest and amortization of prior service cost resulted in an increase in operating income and an increase in other expense (non-operating expense) of $1.6 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively, and $0.8 million for the six months ended June 30, 2016.
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
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, ASC Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. This ASU does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU is to be adopted using a modified retrospective approach. The Company plans to adopt this guidance effective January 1, 2019 and is currently evaluating the effect that adopting this guidance will have on its financial position, results of operations or cash flows.
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

The Company plans to adopt this guidance effective January 1, 2018 using the modified retrospective method applied to contracts that are not completed as of that date. The Company has not identified changes to its revenue recognition policies that would result in a material adjustment to the opening balance of retained earnings on January 1, 2018; however, it is continuing to evaluate the effect, if any, that adopting this guidance will have on its financial position, results of operations or cash flows. Adopting this guidance will result in increased disclosures related to revenue recognition policies and disaggregation of revenue. The Company plans to make use of the practical expedient that will allow it to not disclose the value of unsatisfied performance obligations for contracts with an original term of one year or less.
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
Upon adopting this guidance, the Company will be required to make an accounting policy election to classify distributions it receives from its equity method investees under either (1) the cumulative earnings approach in which distributions received are considered returns on investment and classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings recognized by the Company, or (2) the nature of distributions approach in which distributions received are classified on the basis of the nature of the activity that generated the distribution as either a return on investment (cash inflows from operating activities) or a return of investment (cash inflows from investing activities). The Company has not yet determined which policy election it will make. Currently, the Company is not receiving any distributions from its equity method investees; therefore, the selection between the policy elections would not have a material effect on its presentation of cash flows. If material distributions are received in the future, the impact of the policy election could be material. The Company expects to adopt this guidance effective January 1, 2018 and is currently evaluating the effect that adopting the remaining areas of this guidance will have on its presentation of cash flows. Adoption of this guidance is expected to have no material effect on the Company's financial position or results of operations.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	June 30, 2017	December 31, 2016
Proved oil and gas properties	$6,801,380	$7,437,604
Unproved oil and gas properties	291,250	260,543
Gathering and pipeline systems	1,569	187,846
Land, building and other equipment	84,680	84,462
	7,178,879	7,970,455
Accumulated depreciation, depletion and amortization	(2,975,894)	(3,720,330)
	$4,202,985	$4,250,125
At June 30, 2017, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
Divestitures
In February 2016, the Company completed the divestiture of certain proved and unproved oil and gas properties in east Texas for approximately $56.4 million resulting in a $0.5 million gain on sale of assets.
Assets Held for Sale
In June 2017, the Company agreed to sell certain proved and unproved oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio for $41.3 million, subject to customary purchase price adjustments, and recorded an impairment of $68.6 million associated with the proposed sale of these properties. Accordingly, these assets were classified as held for sale as of June 30, 2017. The Company expects to close this transaction in the third quarter of 2017.

Balance sheet data related to the assets held for sale is as follows:

(In thousands)	June 30, 2017
ASSETS
Inventories	$2,228
Properties and equipment, net	104,518
Deferred income taxes	6,803
113,549
LIABILITIES
Asset retirement obligations	75,693
75,693
Net assets	$37,856
The fair value of the impaired properties was determined using a market approach that took into consideration the expected sales price included in the purchase and sale agreement the Company executed on June 29, 2017. Accordingly, the inputs associated with the fair value of the assets held for sale were considered Level 3 in the fair value hierarchy. Refer to Note 1 of the Notes to the Consolidated Financial Statements in the Form 10-K for a description of the fair value hierarchy.
3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$96,850	$90,345	$32,674	$13,172	$129,524	$103,517
Contributions	3,125	6,800	10,501	11,371	13,626	18,171
Earnings (loss) on equity method investments	(2,555)	1,937	(14)	(2)	(2,569)	1,935
Balance at end of period	$97,420	$99,082	$43,161	$24,541	$140,581	$123,623
During 2017, the Company expects to contribute approximately $70.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Constitution
On April 22, 2016, Constitution announced that the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Certification) for the New York State portion of its proposed 126-mile route. During the second quarter of 2016, Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York challenging the legality and appropriateness of the NYSDEC’s decision. Both courts granted Constitution's motions to expedite the schedules for the legal actions. On March 16, 2017, the U.S. District Court for the Northern District of New York issued an order ruling, without prejudice, that it lacked subject matter jurisdiction to hear Constitution’s complaint. The U.S. Court of Appeals has heard oral arguments but has not yet ruled on Constitution's appeal.
Constitution stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the NYSDEC’s decision. In light of the delays and uncertainties related to the ongoing litigation and the regulatory environment, Constitution has revised its target in-service date to as early as the first half of 2019. This assumes that the U.S. Court of Appeals challenge process is satisfactorily and promptly concluded.
In light of the NYSDEC’s denial and resulting litigation, the Company evaluated its investment in Constitution for other-than-temporary impairment (OTTI) as of June 30, 2017 and does not believe there is an indication of an OTTI. The Company’s evaluation considered various factors, including but not limited to prior Federal Energy Regulatory Commission (FERC) approval and the related economic viability of the project, the pending appeal filed by Constitution and the other members’ commitment to the project. To the extent that the legal and regulatory proceedings have unfavorable outcomes, or if

Constitution concludes that the project is no longer viable or elects to not go forward as legal and regulatory actions progress, the Company will reevaluate the facts and circumstances relative to its conclusions with respect to OTTI. In the event that facts and circumstances change, the Company may be required to recognize an impairment charge up to its investment value at such time, net of any cash and working capital held by Constitution. The Company will continue to monitor the carrying value of its investment as required.
At this time, the Company remains committed to funding the project in an amount proportionate to its ownership interest for the development and construction of the new pipeline. As of June 30, 2017, the Company has made contributions of $91.7 million since inception of the project.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
6.51% weighted-average senior notes	$361,000	$361,000
9.78% senior notes	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
	1,528,000	1,528,000
Unamortized debt issuance costs	(6,789)	(7,470)
	$1,521,211	$1,520,530
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
At June 30, 2017, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes. As of June 30, 2017, based on the Company's asset coverage and leverage ratios, there were no interest rate adjustments required for the Company's senior notes.
At June 30, 2017, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion. The Company’s weighted-average effective interest rate for the revolving credit facility for the six months ended June 30, 2016 was approximately 2.3%.
5. Derivative Instruments and Hedging Activities
As of June 30, 2017, the Company had the following outstanding commodity derivatives:

				Collars					Basis Swaps
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted-Average	Weighted-Average	Weighted-Average
Natural gas	17.9	Bcf	Jul. 2017 - Dec. 2017					$3.12
Natural gas	8.9	Bcf	Jul. 2017 - Dec. 2017					$3.46
Natural gas	17.9	Bcf	Jul. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43
Natural gas	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42
Crude oil	0.9	Mmbbl	Jul. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commodity contracts	Other current assets	$7,708	$—	$—	$—
Commodity contracts	Other assets (non-current)	5,222	2,991	—	—
Commodity contracts	Derivative instruments (current)	—	—	2,688	40,259
		$12,930	$2,991	$2,688	$40,259
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	June 30, 2017	December 31, 2016
Derivative assets
Gross amounts of recognized assets	$13,880	$2,991
Gross amounts offset in the statement of financial position	(950)	—
Net amounts of assets presented in the statement of financial position	12,930	2,991
Gross amounts of financial instruments not offset in the statement of financial position	721	—
Net amount	$13,651	$2,991

Derivative liabilities
Gross amounts of recognized liabilities	$3,638	$40,259
Gross amounts offset in the statement of financial position	(950)	—
Net amounts of liabilities presented in the statement of financial position	2,688	40,259
Gross amounts of financial instruments not offset in the statement of financial position	—	757
Net amount	$2,688	$41,016
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$1,204	$11,305	$(319)	$11,305
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	12,601	(38,489)	47,509	(19,495)
	$13,805	$(27,184)	$47,190	$(8,190)
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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
Assets
Deferred compensation plan	$13,765	$—	$—	$13,765
Derivative instruments	—	—	13,880	13,880
Total assets	$13,765	$—	$13,880	$27,645
Liabilities
Deferred compensation plan	$26,199	$—	$—	$26,199
Derivative instruments	—	1,111	2,527	3,638
Total liabilities	$26,199	$1,111	$2,527	$29,837

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Deferred compensation plan	$12,587	$—	$—	$12,587
Derivative instruments	—	—	2,991	2,991
Total assets	$12,587	$—	$2,991	$15,578
Liabilities
Deferred compensation plan	$24,169	$—	$—	$24,169
Derivative instruments	—	21,400	18,859	40,259
Total liabilities	$24,169	$21,400	$18,859	$64,428
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$(15,868)	$—
Total gain (loss) included in earnings	30,758	(6,499)
Settlement (gain) loss	(3,537)	(1,807)
Transfers in and/or out of level 3	—	—
Balance at end of period	$11,353	$(8,306)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$17,915	$(8,306)
There were no transfers between Level 1 and Level 2 fair value measurements for the six months ended June 30, 2017 and 2016.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. The Company recorded an impairment charge related to certain oil and gas properties during the quarter ended June 30, 2017. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional disclosures related to fair value associated with the impaired assets. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of June 30, 2017, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,521,211	$1,511,291	$1,520,530	$1,463,643

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Six Months Ended June 30, 2017
Balance at beginning of period	$133,733
Liabilities reclassified to held-for-sale	(75,693)
Liabilities incurred	796
Liabilities settled	(1,140)
Liabilities divested	(1,788)
Accretion expense	3,594
Balance at end of period	$59,502
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
During the first six months of 2017, the Company repurchased 3.0 million shares for a total cost of $68.3 million. Since the authorization date, the Company has repurchased 32.9 million shares of the 40.0 million total shares authorized for a total cost of approximately $456.6 million, of which 20.0 million shares have been retired. No treasury shares have been delivered or sold by the Company subsequent to the repurchase. As of June 30, 2017, 12.9 million shares were held as treasury stock.

10. Stock-based Compensation
General
From time to time the Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $10.1 million and $7.3 million in the second quarter of 2017 and 2016, respectively, and $18.3 million and $17.9 million during the first six months of 2017 and 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
As described in Note 1 to the Condensed Consolidated Financial Statements, effective January 1, 2017, the Company adopted ASU No. 2016-09, which requires that excess tax benefits and tax deficiencies on stock-based compensation be recorded in the income statement. During the first six months of 2017, the Company recorded an increase to tax expense of $2.6 million in the Condensed Consolidated Statement of Operations as a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for awards that vested during the period.
Prior to the adoption of ASU No. 2016-09, windfall tax benefits were recorded in additional paid in capital in the Condensed Consolidated Balance Sheet and tax shortfalls reduced additional paid in capital to the extent they offset previously recorded windfall tax benefits. During the first six months of 2016, the Company recorded a tax shortfall of $2.1 million, resulting in a reduction of the Company's windfall tax benefit that was recorded in additional paid in capital in the Condensed Consolidated Balance Sheet. The tax shortfall was a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for certain awards that vested during the period.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first six months of 2017, 48,781 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $22.63 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first six months of 2017 commenced on January 1, 2017 and ends on December 31, 2019. The Company used an annual forfeiture rate assumption ranging from 0% to 6% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at June 30, 2017, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first six months of 2017, 406,460 Employee Performance Share Awards were granted at a grant date value of $22.60 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first six months of 2017, 272,920 Hybrid Performance Share Awards were granted at a grant date value of $22.60 per share. The 2017 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first six months of 2017, 409,380 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 22, 2017) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2017
Fair value per performance share award	$19.85	$14.03 - $18.61
Assumptions:
Stock price volatility	37.8%	33.5% - 40.0%
Risk free rate of return	1.4%	1.1% - 1.5%
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Weighted-average shares - basic	464,768	465,068	465,057	448,455
Dilution effect of stock appreciation rights and stock awards at end of period	1,977	—	1,695	—
Weighted-average shares - diluted	466,745	465,068	466,752	448,455
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	—	1,569	—	1,168
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—	774	827
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect	—	1,569	774	1,995

12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	June 30, 2017	December 31, 2016
Accounts receivable, net
Trade accounts	$176,840	$185,594
Joint interest accounts	1,192	1,359
Other accounts	1,322	5,335
	179,354	192,288
Allowance for doubtful accounts	(2,012)	(1,243)
	$177,342	$191,045

Inventories
Tubular goods and well equipment	$10,761	$11,005
Natural gas in storage	319	2,299
	$11,080	$13,304

Other current assets
Prepaid balances and other	$4,468	$2,692
Derivative instruments	7,708	—
	$12,176	$2,692

Other assets
Deferred compensation plan	$13,765	$12,587
Debt issuance costs	9,699	11,403
Derivative instruments	5,222	2,991
Other accounts	62	58
	$28,748	$27,039

Accounts payable
Trade accounts	$32,574	$27,355
Natural gas purchases	3,629	2,231
Royalty and other owners	83,750	85,449
Accrued capital costs	51,445	34,647
Taxes other than income	8,686	13,827
Other accounts	3,470	4,902
	$183,554	$168,411

Accrued liabilities
Employee benefits	$12,164	$14,153
Taxes other than income	5,858	3,829
Asset retirement obligations	2,000	2,000
Other accounts	819	1,510
	$20,841	$21,492

Other liabilities
Deferred compensation plan	$26,199	$24,169
Other accounts	7,861	4,952
	$34,060	$29,121

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and six month periods ended June 30, 2017 and 2016 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2016 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 are as follows:

•	Equivalent production increased 31.0 Bcfe, or 10%, from 312.1 Bcfe, or 1,714.9 Mmcfe per day, in 2016 to 343.1 Bcfe, or 1,895.8 Mmcfe per day, in 2017.

•	Natural gas production increased 32.6 Bcf, or 11%, from 297.4 Bcf in 2016 to 330.0 Bcf in 2017, as a result of drilling and completion activities in Pennsylvania.

•
Crude oil/condensate/NGL production decreased 0.3 Mmbbls, or 11%, from 2.5 Mmbbls in 2016 to 2.2 Mmbbls in 2017, as result of natural decline in production partially offset by an increase in drilling and completion activity.

•	Average realized natural gas price was $2.51 per Mcf, 62% higher than the $1.55 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $45.80 per Bbl, 34% higher than the $34.06 per Bbl realized in the comparable period of the prior year.

•	Total capital expenditures were $407.3 million compared to $162.5 million in the comparable period of the prior year.

•	Drilled 48 gross wells (42.1 net) with a success rate of 97.9% compared to 17 gross wells (17.0 net) with a success rate of 100% for the comparable period of the prior year.

•	Completed 51 gross wells (48.0 net) in 2017 compared to 28 gross wells (28.0 net) in 2016.

•
Average rig count during 2017 was approximately 2.0 rigs in the Marcellus Shale and approximately 1.0 rig in the Eagle Ford Shale, compared to an average rig count in the Marcellus Shale of approximately 1.1 rigs and approximately 0.2 rigs in the Eagle Ford Shale in 2016.

•	Repurchased 3.0 million shares of our common stock for a total cost of $68.3 million.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors. In addition, our realized prices are further impacted by our hedging activities. Location differentials have improved in certain regions, such as in the Appalachian region, resulting in further increases in natural gas prices. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. We expect natural gas and crude oil prices to remain volatile. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.
We account for our derivative instruments on a mark-to-market basis with changes in fair value recognized in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments, we will likely experience volatility in our earnings due to commodity price volatility. Refer to “Impact of Derivative Instruments on Operating Revenues” below and Note 5 to the Condensed Consolidated Financial Statements for more information.

Commodity prices have remained volatile but have improved during 2017 compared to the fourth quarter of 2016. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge.
We believe that we are well-positioned to manage the challenges presented in a depressed commodity pricing environment, and that we can endure the continued volatility in current and future commodity prices by:

•
Continuing to exercise discipline in our capital program with the expectation of funding our capital expenditures with cash on hand, operating cash flows, and if required, borrowings under our revolving credit facility.

•	Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.

•
Continuing to manage our balance sheet, which provides sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants.

•	Continuing to manage price risk by strategically hedging our natural gas and crude oil production.
Outlook
Based on the expectation for higher operating cash flow due to an improvement in the commodity price outlook, we increased our 2017 budgeted capital expenditures compared to 2016. Our full year 2017 capital spending program includes approximately $775.0 million in capital expenditures related to our drilling and completion program, leasehold acquisitions and contributions of approximately $70.0 million to our equity method investments. All such expenditures are expected to be funded by existing cash, operating cash flow and if required, borrowings under our revolving credit facility.
In 2016, we drilled 40 gross wells (38.0 net) and completed 76 gross wells (76.0 net), of which 62 gross wells (62.0 net) were drilled but uncompleted in prior years. In 2017, we plan to drill 100 gross wells (95.0 net) and complete 95 gross wells (90.0 net), of which 51 gross wells (45.0 net) were drilled but uncompleted in prior years. In 2017, we plan to operate an average of approximately 3.0 rigs, an increase from an average of approximately 1.4 rigs in 2016. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the six months ended June 30, 2017 were from the sale of natural gas and crude oil production. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), interest payments on debt, repurchase of shares of our common stock and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 11, 2017, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. There were no borrowings outstanding under our revolving credit facility as of June 30, 2017.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with the existing cash on hand, operating cash flow and availability under our revolving credit facility, we have the capacity to fund our spending plans.
At June 30, 2017, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. As of June 30, 2017, based on our asset coverage and leverage ratios, there were no interest rate adjustments required for our senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.

Cash Flows
Our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows provided by operating activities	$529,946	$152,290
Cash flows used in investing activities	(405,484)	(127,742)
Cash flows provided by (used in) financing activities	(106,470)	492,428
Net increase in cash and cash equivalents	$17,992	$516,976
Operating Activities. Operating cash flow fluctuations are substantially driven by commodity prices, changes in our production volumes and operating expenses. Prices for natural gas and crude oil have historically been volatile, primarily as a result of supply and demand for natural gas and crude oil, pipeline infrastructure constraints, basis differentials, inventory storage levels and seasonal influences. In addition, fluctuations in cash flow may result in an increase or decrease in our capital expenditures. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, sales and repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At June 30, 2017 and December 31, 2016, we had a working capital surplus of $501.4 million and $458.1 million, respectively.
Net cash provided by operating activities in the first six months of 2017 increased by $377.7 million compared to the first six months of 2016. This increase was primarily due to higher operating revenues, partially offset by higher cash operating expenses. The increase in operating revenues was primarily due to an increase in realized natural gas and crude oil prices and higher equivalent production. Average realized natural gas and crude oil prices increased by 62% and 34%, respectively, for the first six months of 2017 compared to the first six months of 2016. Equivalent production increased by 10% for the first six months of 2017 compared to the first six months of 2016 driven by higher natural gas production in the Marcellus Shale, partially offset by lower crude oil production in the Eagle Ford Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations.
Investing Activities. Cash flows used in investing activities increased by $277.7 million for the first six months of 2017 compared to the first six months of 2016. The increase was due to $233.9 million higher capital expenditures and $48.4 million lower proceeds from the sale of assets, partially offset by $4.5 million lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows provided by financing activities decreased by $598.9 million for the first six months of 2017 compared to the first six months of 2016. This decrease was primarily due to $995.3 million lower net proceeds from the issuance of common stock in 2016, $68.3 million of repurchases of our common stock in 2017 and $15.0 million of higher dividend payments related to an increase in the dividend rate and the issuance of common stock in 2016. These decreases were partially offset by $477.0 million of lower net repayments of debt due to the repayment of the outstanding balance on our revolving credit facility and certain of our senior notes with the proceeds from the issuance of common stock in 2016.

Capitalization
Information about our capitalization is as follows:

(In thousands)	June 30, 2017	December 31, 2016
Debt	$1,521,211	$1,520,530
Stockholders' equity	2,642,031	2,567,667
Total capitalization	$4,163,242	$4,088,197
Debt to total capitalization	37%	37%
Cash and cash equivalents	$516,534	$498,542
During the six months ended June 30, 2017, we repurchased 3.0 million shares of our common stock for a total cost of  $68.3 million. We also paid dividends of $32.6 million ($0.07 per share) on our common stock. In May 2017, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.02 per share to $0.05 per share.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In thousands)	2017	2016
Capital expenditures
Drilling and facilities	$310,308	$157,716
Leasehold acquisitions	91,497	592
Pipeline and gathering	462	775
Other	5,022	3,465
	407,289	162,548
Exploration expenditures	10,157	10,121
Total	$417,446	$172,669

For the full year of 2017, we plan to drill approximately 100 gross wells (95.0 net) and complete 95 gross wells (90.0 net), of which 51 gross wells (45.0 net) were drilled but uncompleted in prior years. In 2017, our drilling program includes approximately $775.0 million in total capital expenditures compared to $372.5 million in 2016. See “Outlook” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
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

Recently Adopted and Recently Issued Accounting Pronouncements
Refer to Note 1 to the Condensed Consolidated Financial Statements, “Financial Statement Presentation,” for a discussion of new accounting pronouncements that affect us.
Results of Operations
Second Quarters of 2017 and 2016 Compared
We reported net income in the second quarter of 2017 of $21.5 million, or $0.05 per share, compared to a net loss of $62.9 million, or $0.14 per share, in the second quarter of 2016. The increase in net income was primarily due to higher operating revenues, partially offset by higher operating expenses and income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
Revenue Variances (In thousands)	2017	2016	Amount	Percent
Natural gas	$395,328	$223,232	$172,096	77%
Crude oil and condensate	44,625	46,156	(1,531)	(3)%
Gain (loss) on derivative instruments	13,805	(27,184)	40,989	151%
Brokered natural gas	4,037	2,596	1,441	56%
Other	2,662	2,016	646	32%
	$460,457	$246,816	$213,641	87%

	Three Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2017	2016	Amount	Percent
Price Variances
Natural gas	$2.38	$1.55	$0.83	54%	$138,151
Crude oil and condensate	$44.03	$40.51	$3.52	9%	3,533
Total					$141,684
Volume Variances
Natural gas (Bcf)	166.2	144.3	21.9	15%	$33,945
Crude oil and condensate (Mbbl)	1,014	1,139	(125)	(11)%	(5,064)
Total					$28,881
Natural Gas Revenues
The increase in natural gas revenues of $172.1 million was due to higher natural gas prices and production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.

Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $1.5 million was due to lower production, partially offset by higher crude oil prices. The decrease in production was a result of natural decline in production, partially offset by and increase in drilling and completion activity in south Texas.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended June 30,
(In thousands)	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$1,204	$11,305
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	12,601	(38,489)
	$13,805	$(27,184)
Brokered Natural Gas

	Three Months Ended June 30,				Variance		Price and Volume Variances (In thousands)
	2017		2016		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$3.06		$2.11	$0.95	45%	$1,253
Volume brokered (Mmcf)	x	1,321	x	1,232	89	7%	188
Brokered natural gas (In thousands)		$4,037		$2,596			$1,441

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.59		$1.64	$0.95	58%	$1,252
Volume brokered (Mmcf)	x	1,321	x	1,232	89	7%	146
Brokered natural gas (In thousands)		$3,419		$2,021			$1,398

Brokered natural gas margin (In thousands)		$618		$575			$43

Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2017	2016	Amount	Percent
Operating and Other Expenses
Direct operations	$27,262	$26,477	$785	3%
Transportation and gathering	120,544	107,560	12,984	12%
Brokered natural gas	3,419	2,021	1,398	69%
Taxes other than income	8,310	8,973	(663)	(7)%
Exploration	3,959	3,738	221	6%
Depreciation, depletion and amortization	144,322	147,533	(3,211)	(2)%
Impairment of oil and gas properties	68,555	—	68,555	100%
General and administrative	23,957	19,945	4,012	20%
	$400,328	$316,247	$84,081	27%

Earnings (loss) on equity method investments	$(1,286)	$(73)	$(1,213)	1,662%
Gain (loss) on sale of assets	(1,403)	(878)	(525)	60%
Loss on debt extinguishment	—	4,709	(4,709)	(100)%
Interest expense	20,619	21,963	(1,344)	(6)%
Other (income) expense	(315)	302	(617)	(204)%
Income tax expense (benefit)	15,609	(34,446)	50,055	(145)%
Total costs and expenses from operations increased by $84.1 million, or 27%, in the second quarter of 2017 compared to the same period of 2016. The primary reasons for this fluctuation are as follows:

•	Direct operations increased $0.8 million largely due to an increase in operating costs primarily driven by higher production, partially offset by improved operational efficiencies.

•	Transportation and gathering increased $13.0 million due to higher throughput as a result of higher Marcellus Shale production.

•	Brokered natural gas increased $1.4 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $0.7 million primarily due to $1.7 million lower ad valorem taxes as a result of lower property values primarily in south Texas, partially offset by $1.1 million higher drilling impact fees as a result of an increase in drilling activity in Pennsylvania. The remaining changes in taxes other than income were not individually significant.

•
Depreciation, depletion and amortization decreased $3.2 million, primarily due to lower DD&A of $9.0 million, partially offset by higher amortization of unproved properties of $5.0 million in the second quarter of 2017. A $28.1 million decrease in DD&A was due to a lower DD&A rate of $0.73 per Mcfe for the second quarter of 2017 compared to $0.90 per Mcfe for the second quarter of 2016 primarily due to positive reserve revisions and the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia in 2016. This decrease was partially offset by $19.1 million higher equivalent production primarily in Pennsylvania for the second quarter of 2017 compared to the second quarter of 2016. The increase in amortization of unproved properties is primarily due to an increase in leasing activity.

•
Impairment of oil and gas properties was $68.6 million in the second quarter of 2017 due to the impairment of oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio associated with the proposed sale of these properties.

•
General and administrative increased $4.0 million due to $2.8 million of higher stock-based compensation expense associated with certain of our market-based performance awards, $2.3 million higher employee-related expenses, partially offset by $2.2 million lower professional services. The remaining changes in other general and administrative expenses were not individually significant.

Earnings (Loss) on Equity Method Investments
The increase in the loss on equity method investments is a result of our proportionate share of net loss from our equity method investments in 2017 compared to 2016.
Loss on Debt Extinguishment
A $4.7 million extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.
Interest Expense
Interest expense decreased $1.3 million due to lower interest charges of $0.7 million as a result of the repurchase of $64.0 million of our 6.51% weighted-average senior notes in May 2016 and the repayment of $20.0 million of our 7.33% weighted-average senior notes in July 2016.
Income Tax Expense (Benefit)
Income tax expense increased $50.1 million primarily due to higher pretax income and a higher effective tax rate. The effective tax rates for the second quarter of 2017 and 2016 were 42.0% and 35.4%, respectively. The increase in the effective tax rate is primarily due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate and the impact of excess tax benefits and tax deficiencies on shares vesting during the period as a result of the adoption of ASU No. 2016-09 in January 2017, as well as non-recurring discrete items recorded during the second quarter of 2017 versus the second quarter of 2016.
First Six Months of 2017 and 2016 Compared
We reported net income in the first six months of 2017 of $127.2 million, or $0.27 per share, compared to a net loss of $114.1 million, or $0.25 per share, in the first six months of 2016. The increase in net income was primarily due to higher operating revenues, partially offset by higher operating expenses and income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
Revenue Variances (In thousands)	2017	2016	Amount	Percent
Natural gas	$828,770	$450,811	$377,959	84%
Crude oil and condensate	87,616	76,833	10,783	14%
Gain (loss) on derivative instruments	47,190	(8,190)	55,380	676%
Brokered natural gas	8,732	5,776	2,956	51%
Other	5,994	3,527	2,467	70%
	$978,302	$528,757	$449,545	85%

	Six Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2017	2016	Amount	Percent
Price Variances
Natural gas	$2.51	$1.52	$0.99	65%	$328,407
Crude oil and condensate	$45.29	$34.16	$11.13	33%	21,509
Total					$349,916
Volume Variances
Natural gas (Bcf)	330.0	297.4	32.6	11%	$49,552
Crude oil and condensate (Mbbl)	1,935	2,249	(314)	(14)%	(10,726)
Total					$38,826

Natural Gas Revenues
The increase in natural gas revenues of $378.0 million was due to higher natural gas prices and production. The increase in production was a result of our drilling and completion activities in Pennsylvania.
Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $10.8 million was due to higher crude oil prices, partially offset by lower production. The decrease in production was a result of natural decline in production, partially offset by an increase in drilling and completion activity in south Texas.
Impact of Derivative Instruments on Operating Revenues

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(319)	$11,305
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	47,509	(19,495)
	$47,190	$(8,190)
Brokered Natural Gas

	Six Months Ended June 30,				Variance		Price and Volume Variances (In thousands)
	2017		2016		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$3.47		$2.16	$1.31	61%	$3,297
Volume brokered (Mmcf)	x	2,517	x	2,675	(158)	(6)%	(341)
Brokered natural gas (In thousands)		$8,732		$5,776			$2,956

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.97		$1.71	$1.26	74%	$3,148
Volume brokered (Mmcf)	x	2,517	x	2,675	(158)	(6)%	(270)
Brokered natural gas (In thousands)		$7,465		$4,587			$2,878

Brokered natural gas margin (In thousands)		$1,267		$1,189			$78

Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2017	2016	Amount	Percent
Operating and Other Expenses
Direct operations	$51,903	$52,513	$(610)	(1)%
Transportation and gathering	244,018	217,213	26,805	12%
Brokered natural gas	7,465	4,587	2,878	63%
Taxes other than income	17,368	14,967	2,401	16%
Exploration	10,157	10,121	36	—%
Depreciation, depletion and amortization	279,422	309,420	(29,998)	(10)%
Impairment of oil and gas properties	68,555	—	68,555	100%
General and administrative	47,659	47,817	(158)	—%
	$726,547	$656,638	$69,909	11%

Earnings (loss) on equity method investments	$(2,569)	$1,935	$(4,504)	(233)%
Gain (loss) on sale of assets	(1,626)	477	(2,103)	(441)%
Loss on debt extinguishment	—	4,709	(4,709)	(100)%
Interest expense	41,390	46,338	(4,948)	(11)%
Other (income) expense	109	804	(695)	(86)%
Income tax expense (benefit)	78,814	(63,216)	142,030	(225)%
Total costs and expenses from operations increased by $69.9 million, or 11%, in the first six months of 2017 compared to the same period of 2016. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $0.6 million largely due to improved operational efficiencies, cost reductions from service providers and suppliers in 2017 compared to 2016 and the divestiture of certain oil and gas properties in east Texas in February 2016.

•
Transportation and gathering increased $26.8 million due to higher throughput as a result of higher Marcellus Shale production and a charge associated with transportation expenses in the Eagle Ford Shale.

•	Brokered natural gas increased $2.9 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income increased $2.4 million due to $2.5 million higher production taxes primarily resulting from higher natural gas and crude oil prices and an increase in drilling impact fees of $2.5 million due to an increase in drilling activity in Pennsylvania. These increases were offset by a decrease of $2.5 million in ad valorem taxes as a result of lower property values primarily in south Texas.

•
Exploration increased slightly as a result of higher dry hole costs of $2.8 million in 2017, partially offset by lower charges related to the release of certain drilling rig contracts in south Texas. In the first six months of 2016, we recorded rig termination charges of $3.2 million. We recorded no rig termination charges in the first six months of 2017.

•
Depreciation, depletion and amortization decreased $30.0 million, primarily due to lower DD&A of $36.6 million, partially offset by higher amortization of unproved properties of $6.5 million in 2017. A $65.1 million decrease in DD&A was associated with a lower DD&A rate of $0.73 per Mcfe for the first six months of 2017 compared to $0.92 per Mcfe for the first six months of 2016, partially offset by a $28.5 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to positive reserve revisions and the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia in 2016. The increase in amortization of unproved properties is primarily due to the ongoing evaluation of our unproved properties and an increase in leasing activity.

•
Impairment of oil and gas properties was $68.6 million in 2017 due to the impairment of oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio associated with the proposed sale of these properties.

•
General and administrative decreased $0.2 million due to $5.2 million lower professional services, partially offset by $0.4 million higher stock-based compensation expense primarily due to changes in the price of our common stock and $3.6 million higher employee-related expenses. The remaining changes in other general and administrative expenses were not individually significant.

Earnings (Loss) on Equity Method Investments
The increase in loss on equity method investments is the result of our proportionate share of net earnings from our equity method investments in 2017 compared to 2016.
Loss on Debt Extinguishment
A $4.7 million extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.
Interest Expense
Interest expense decreased $4.9 million primarily due to a $2.1 million decrease resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016, which has remained undrawn through June 30, 2017. Interest expense also decreased $2.2 million resulting from the repurchase of $64.0 million of our 6.51% weighted-average senior notes in May 2016 and the repayment of $20.0 million of our 7.33% weighted-average senior notes in July 2016.
Income Tax Expense (Benefit)
Income tax expense increased $142.0 million due to higher pretax income and a higher effective tax rate. The effective tax rates for the first six months of 2017 and 2016 were 38.2% and 35.7%, respectively. The increase in the effective tax rate is primarily due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate and the impact of excess tax benefits and tax deficiencies on shares vesting during the period as a result of the adoption of ASU No. 2016-09 in January 2017, as well as non-recurring discrete items recorded during the first six months of 2017 versus the first six months of 2016.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including geographic basis differentials) of natural gas and crude oil, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. See “Risk Factors” in Item 1A of the Form 10-K for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
Periodically, we enter into commodity derivatives including collar, swap and basis swap agreements, to protect against exposure to price declines related to our natural gas and crude oil production. Our credit agreement restricts our ability to enter into commodity derivatives other than to hedge or mitigate risks to which we have actual or projected exposure or as permitted under our risk management policies and not subjecting us to material speculative risks. All of our derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas or crude oil in exchange for paying a variable price based on a market-based index, such as the NYMEX gas and crude oil futures.
As of June 30, 2017, we had the following outstanding commodity derivatives:

				Collars					Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas	17.9	Bcf	Jul. 2017 - Dec. 2017					$3.12		$(1,116)
Natural gas	8.9	Bcf	Jul. 2017 - Dec. 2017					$3.46		4,294
Natural gas	17.9	Bcf	Jul. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43			453
Natural gas	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42	2,687
Crude oil	0.9	Mmbbl	Jul. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39			3,914
										$10,232
In the above table, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth in the table above represent our total unrealized derivative position at June 30, 2017 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first six months of 2017, natural gas collars with floor prices of $3.09 per Mcf and ceiling prices ranging from $3.42 to $3.45 per Mcf covered 17.6 Bcf, or 5%, of natural gas production at an average price of $3.29 per Mcf. Natural gas swaps covered 24.9 Bcf, or 8%, of natural gas production at an average price of $3.22 per Mcf. Crude oil collars with floor prices of $50.00 per Bbl and ceiling prices ranging from $56.25 to $56.50 per Bbl covered 0.9 Mmbbl, or 47%, of crude oil production at an average price of $51.17 per Bbl.
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
The carrying amount and fair value of debt is as follows:

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,521,211	$1,511,291	$1,520,530	$1,463,643
ITEM 4.    Controls and Procedures
As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The shares included in the table below were purchased on the open market and were held as treasury stock as of June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2017	—	—	—	10,097,320
May 2017	750,000	$22.65	750,000	9,347,320
June 2017	2,293,246	$22.33	2,293,246	7,054,074
Total	3,043,246		3,043,246

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

July 28, 2017	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 28, 2017	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 28, 2017	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Controller
(Principal Accounting Officer)