Form 10-Q
period 2017-09-30
CABOT OIL & GAS CORP
filed 2017-10-30
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2017, there were 462,508,414 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$510,256	$498,542
Accounts receivable, net	161,690	191,045
Income taxes receivable	26,963	10,298
Inventories	12,997	13,304
Other current assets	6,123	2,692
Total current assets	718,029	715,881
Properties and equipment, net (Successful efforts method)	4,234,772	4,250,125
Equity method investments	148,920	129,524
Other assets	27,045	27,039
	$5,128,766	$5,122,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$160,789	$168,411
Current portion of long-term debt	237,000	—
Accrued liabilities	27,314	21,492
Interest payable	12,331	27,650
Derivative instruments	800	40,259
Total current liabilities	438,234	257,812
Long-term debt, net	1,284,551	1,520,530
Deferred income taxes	638,014	579,447
Asset retirement obligations	59,605	131,733
Postretirement benefits	27,360	36,259
Other liabilities	36,408	29,121
Total liabilities	2,484,172	2,554,902

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2017 and 2016, respectively
Issued — 475,443,335 shares and 475,042,692 shares in 2017 and 2016, respectively	47,544	47,504
Additional paid-in capital	1,738,656	1,727,310
Retained earnings	1,230,002	1,098,703
Accumulated other comprehensive income	3,482	985
Less treasury stock, at cost:
12,935,926 and 9,892,680 shares in 2017 and 2016, respectively	(375,090)	(306,835)
Total stockholders' equity	2,644,594	2,567,667
	$5,128,766	$5,122,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
OPERATING REVENUES
Natural gas	$323,319	$260,200	$1,152,089	$711,010
Crude oil and condensate	56,913	37,777	144,528	114,610
Gain (loss) on derivative instruments	(836)	6,904	46,353	(1,286)
Brokered natural gas	3,528	3,641	12,260	9,417
Other	2,492	1,907	8,486	5,435
	385,416	310,429	1,363,716	839,186
OPERATING EXPENSES
Direct operations	26,282	24,626	78,185	77,139
Transportation and gathering	117,891	105,671	361,909	322,883
Brokered natural gas	2,797	2,939	10,262	7,526
Taxes other than income	9,194	8,771	26,562	23,737
Exploration	6,466	2,988	16,623	13,109
Depreciation, depletion and amortization	146,267	139,490	425,689	448,910
Impairment of oil and gas properties	—	—	68,555	—
General and administrative	23,244	19,374	70,902	67,192
	332,141	303,859	1,058,687	960,496
Earnings (loss) on equity method investments	(1,417)	(1,727)	(3,986)	208
Loss on sale of assets	(11,872)	(1,245)	(13,498)	(768)
INCOME (LOSS) FROM OPERATIONS	39,986	3,598	287,545	(121,870)
Interest expense, net	20,331	21,483	61,720	67,821
Loss on debt extinguishment	—	—	—	4,709
Other expense (income)	(5,083)	402	(4,974)	1,207
Income (loss) before income taxes	24,738	(18,287)	230,799	(195,607)
Income tax expense (benefit)	7,151	(8,027)	85,965	(71,243)
NET INCOME (LOSS)	$17,587	$(10,260)	$144,834	$(124,364)

Earnings (loss) per share
Basic	$0.04	$(0.02)	$0.31	$(0.27)
Diluted	$0.04	$(0.02)	$0.31	$(0.27)

Weighted-average common shares outstanding
Basic	462,498	465,149	464,194	454,060
Diluted	464,780	465,149	466,010	454,060

Dividends per common share	$0.05	$0.02	$0.12	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income (loss)	$17,587	$(10,260)	$144,834	$(124,364)
Postretirement benefits:
Net gain (loss) (1)	(1,429)	—	(1,429)	—
Prior service credit (2)	5,449	—	5,449	—
Amortization of prior service cost (3)	(1,551)	17	(1,523)	52
Amortization of (gain) net loss (4)	287	—	—	—
Total other comprehensive income	2,756	17	2,497	52
Comprehensive income (loss)	$20,343	$(10,243)	$147,331	$(124,312)

(1)	Net of income taxes of $837 for the three and nine months ended September 30, 2017.

(2)	Net of income taxes of $(3,194) for the three months and nine months ended September 30, 2017.

(3)	Net of income taxes of $909 and $(10) for the three months ended September 30, 2017 and 2016, respectively, and $893 and $(31) for the nine months ended September 30, 2017 and 2016, respectively.

(4)	Net of income taxes of $(168) for the three months ended September 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$144,834	$(124,364)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	425,689	448,910
Impairment of oil and gas properties	68,555	—
Deferred income tax expense (benefit)	89,731	(59,413)
Loss on sale of assets	13,498	768
Exploratory dry hole cost	2,842	18
(Gain) loss on derivative instruments	(46,353)	1,286
Net cash received in settlement of derivative instruments	3,587	3,204
(Earnings) loss on equity method investments	3,986	(208)
Amortization of debt issuance costs	3,579	3,888
Stock-based compensation and other	26,011	23,051
Changes in assets and liabilities:
Accounts receivable, net	29,276	(1,135)
Income taxes	(16,665)	(11,235)
Inventories	(2,100)	2,860
Other current assets	(896)	(917)
Accounts payable and accrued liabilities	(5,133)	(12,174)
Interest payable	(15,318)	(17,618)
Other assets and liabilities	(6,076)	784
Net cash provided by operating activities	719,047	257,705
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(586,813)	(245,033)
Proceeds from sale of assets	32,711	49,068
Investment in equity method investments	(23,382)	(24,176)
Net cash used in investing activities	(577,484)	(220,141)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	—	90,000
Repayments of debt	—	(587,000)
Treasury stock repurchases	(68,255)	—
Sale of common stock, net	—	995,279
Dividends paid	(55,707)	(26,885)
Tax withholdings on stock award vestings	(5,929)	(5,056)
Capitalized debt issuance costs	—	(3,223)
Other	42	—
Net cash provided by (used in) financing activities	(129,849)	463,115
Net increase in cash and cash equivalents	11,714	500,679
Cash and cash equivalents, beginning of period	498,542	514
Cash and cash equivalents, end of period	$510,256	$501,193
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
The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company elected to early adopt this guidance effective January 1, 2017. The reclassification of interest and amortization of prior service cost resulted in an increase in operating income and an increase in other expense (non-operating expense) of $1.6 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively, and $1.2 million for the nine months ended September 30, 2016.
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

The Company plans to adopt this guidance effective January 1, 2018 using the modified retrospective method applied to contracts that are not completed as of that date. To date, the Company has not identified changes to its revenue recognition policies that would result in a material adjustment to the opening balance of retained earnings on January 1, 2018; however, it is continuing to evaluate the effect, if any, that adopting this guidance will have on its financial position, results of operations or cash flows. The Company is also evaluating its agreements with royalty and nonoperated partners for principal versus agent consideration. Adopting this guidance will result in increased disclosures related to revenue recognition policies and disaggregation of revenue. As allowed under Topic 606, the Company does not plan to disclose the value of unsatisfied performance obligations for contracts with variable consideration or with an original term of one year or less.
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
Upon adopting this guidance, the Company will be required to make an accounting policy election to classify distributions it receives from its equity method investees under either (1) the cumulative earnings approach in which distributions received are considered returns on investment and classified as cash inflows from operating activities unless the cumulative distributions received exceed cumulative equity in earnings recognized by the Company, or (2) the nature of distributions approach in which distributions received are classified on the basis of the nature of the activity that generated the distribution as either a return on investment (cash inflows from operating activities) or a return of investment (cash inflows from investing activities). The Company has not yet determined which policy election it will make. Currently, the Company is not receiving any distributions from its equity method investees; therefore, the selection between the policy elections would not have a material effect on its presentation of cash flows. If material distributions are received in the future, the impact of the policy election could be material. The Company expects to adopt this guidance effective January 1, 2018 and is currently evaluating the effect that adopting the remaining areas of this guidance will have on its presentation of cash flows. Adoption of this guidance is not expected to have a material effect on the Company's financial position or results of operations.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2017	December 31, 2016
Proved oil and gas properties	$6,967,205	$7,437,604
Unproved oil and gas properties	287,147	260,543
Gathering and pipeline systems	1,451	187,846
Land, building and other equipment	88,371	84,462
	7,344,174	7,970,455
Accumulated depreciation, depletion and amortization	(3,109,402)	(3,720,330)
	$4,234,772	$4,250,125
Proved oil and gas properties, gathering and pipeline systems and accumulated depreciation, depletion and amortization decreased from December 31, 2016 to September 30, 2017 primarily as a result of the sale of assets in West Virginia, Virginia and Ohio discussed below.
At September 30, 2017, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
Divestitures
In September 2017, the Company sold certain proved and unproved oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio for $41.3 million, subject to customary purchase price adjustments. During the second quarter of 2017, the Company classified these assets as held for sale and recorded an impairment charge of $68.6 million associated with the proposed sale of these properties. Upon closing the sale in the third quarter of 2017, the Company recognized a loss on sale of oil and gas properties of $11.9 million.

The fair value of the impaired properties was determined using a market approach that took into consideration the expected sales price included in the purchase and sale agreement the Company executed on June 30, 2017. Accordingly, the inputs associated with the fair value of these assets were considered Level 3 in the fair value hierarchy. Refer to Note 1 of the Notes to the Consolidated Financial Statements in the Form 10-K for a description of the fair value hierarchy.
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
3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016	2017	2016
Balance at beginning of period	$96,850	$90,345	$32,674	$13,172	$129,524	$103,517
Contributions	3,750	8,325	19,632	15,851	23,382	24,176
Earnings (loss) on equity method investments	(3,971)	211	(15)	(3)	(3,986)	208
Balance at end of period	$96,629	$98,881	$52,291	$29,020	$148,920	$127,901
During 2017, the Company expects to contribute approximately $70.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Constitution
On April 22, 2016, Constitution announced that the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Certification) for the New York State portion of its proposed 126-mile route. During the second quarter of 2016, Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York challenging the legality and appropriateness of the NYSDEC’s decision. On March 16, 2017, the U.S. District Court for the Northern District of New York issued an order ruling, without prejudice, that it lacked subject matter jurisdiction to hear Constitution’s complaint.  On August 18, 2017, the Second Circuit issued a decision denying in part and dismissing in part Constitution’s appeal.  The Second Circuit determined that it lacked jurisdiction to address Constitution’s argument that the NYSDEC waived its ability to issue a Certification by unreasonably delaying action on Constitution's application.  Instead, the Second Circuit found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit.  The Second Circuit, however, rejected Constitution’s assertion that the denial of the Certification by the NYSDEC was “arbitrary and capricious” and denied Constitution’s complaint in that regard. On October 11, 2017, Constitution filed a petition for a declaratory order requesting the Federal Energy Regulatory Commission (FERC) to find that, by operation of law, the Section 401 Water Quality Certification requirement for the New York State portion of the pipeline project was waived due to the failure of the NYSDEC to act on Constitution’s application within a reasonable period of time, as required by the Clean Water Act.  The FERC has not yet ruled on this petition.
Constitution stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the NYSDEC’s decision. In light of the current status of the litigation and the regulatory challenges, Constitution estimates its target in-service date to be as early as the first half of 2019. This assumes the timely receipt of a notice to proceed from the FERC and the timely receipt of all other state and federal permits required for the project.
In light of the NYSDEC’s denial and actions taken to challenge the denial, the Company evaluated its investment in Constitution for other-than-temporary impairment (OTTI) as of September 30, 2017 and does not believe there is an indication of an OTTI. The Company’s evaluation considered various factors, including but not limited to prior FERC approval and the related economic viability of the project, the pending legal and regulatory actions filed by Constitution and the other members’ commitment to the project. To the extent that the legal and regulatory proceedings have unfavorable outcomes, or if Constitution concludes that the project is no longer viable or elects to not go forward as legal and regulatory actions progress, the Company will reevaluate the facts and circumstances relative to its conclusions with respect to OTTI. In the event that facts and circumstances change, the Company may be required to recognize an impairment charge up to its investment value at such time, net of any cash and working capital held by Constitution. The Company will continue to monitor the carrying value of its investment as required.

At this time, the Company remains committed to funding the project in an amount proportionate to its ownership interest for the development and construction of the new pipeline. As of September 30, 2017, the Company has made contributions of $92.3 million since inception of the project.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Total debt
6.51% weighted-average senior notes	$361,000	$361,000
9.78% senior notes	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Current maturities
6.51% weighted-average senior notes	(237,000)	—
Long-term debt, excluding current maturities	$1,291,000	$1,528,000
Unamortized debt issuance costs	(6,449)	(7,470)
	$1,284,551	$1,520,530
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
At September 30, 2017, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes. As of September 30, 2017, based on the Company's asset coverage and leverage ratios, there were no interest rate adjustments required for the Company's senior notes.
At September 30, 2017, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion. The Company’s weighted-average effective interest rate for the revolving credit facility for the nine months ended September 30, 2016 was approximately 2.3%.
5. Derivative Instruments and Hedging Activities
As of September 30, 2017, the Company had the following outstanding commodity derivatives:

				Collars					Basis Swaps
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted-Average	Weighted-Average	Weighted-Average
Natural gas - NYMEX	8.9	Bcf	Oct. 2017 - Dec. 2017					$3.12
Natural gas - TCO	4.5	Bcf	Oct. 2017 - Dec. 2017					$3.46
Natural gas - NYMEX	8.9	Bcf	Oct. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43
Natural gas - Transco	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42
Crude oil	0.5	Mmbbl	Oct. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39
In the table above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commodity contracts	Other current assets	$2,536	$—	$—	$—
Commodity contracts	Other assets (non-current)	3,763	2,991	—	—
Commodity contracts	Derivative instruments (current)	—	—	800	40,259
		$6,299	$2,991	$800	$40,259
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	September 30, 2017	December 31, 2016
Derivative assets
Gross amounts of recognized assets	$6,605	$2,991
Gross amounts offset in the statement of financial position	(306)	—
Net amounts of assets presented in the statement of financial position	6,299	2,991
Gross amounts of financial instruments not offset in the statement of financial position	18	—
Net amount	$6,317	$2,991

Derivative liabilities
Gross amounts of recognized liabilities	$1,106	$40,259
Gross amounts offset in the statement of financial position	(306)	—
Net amounts of liabilities presented in the statement of financial position	800	40,259
Gross amounts of financial instruments not offset in the statement of financial position	—	757
Net amount	$800	$41,016
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$3,906	$(8,101)	$3,587	$3,204
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(4,742)	15,005	42,766	(4,490)
	$(836)	$6,904	$46,353	$(1,286)
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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
Assets
Deferred compensation plan	$14,336	$—	$—	$14,336
Derivative instruments	—	—	6,605	6,605
Total assets	$14,336	$—	$6,605	$20,941
Liabilities
Deferred compensation plan	$27,598	$—	$—	$27,598
Derivative instruments	—	178	928	1,106
Total liabilities	$27,598	$178	$928	$28,704

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Deferred compensation plan	$12,587	$—	$—	$12,587
Derivative instruments	—	—	2,991	2,991
Total assets	$12,587	$—	$2,991	$15,578
Liabilities
Deferred compensation plan	$24,169	$—	$—	$24,169
Derivative instruments	—	21,400	18,859	40,259
Total liabilities	$24,169	$21,400	$18,859	$64,428
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Balance at beginning of period	$(15,868)	$—
Total gain (loss) included in earnings	28,659	381
Settlement (gain) loss	(7,114)	83
Transfers in and/or out of level 3	—	—
Balance at end of period	$5,677	$464

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$14,431	$464
There were no transfers between Level 1 and Level 2 fair value measurements for the nine months ended September 30, 2017 and 2016.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. The Company recorded an impairment charge related to certain oil and gas properties during the quarter ended June 30, 2017. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional disclosures related to fair value associated with the impaired assets. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of September 30, 2017, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,521,551	$1,536,360	$1,520,530	$1,463,643
Current maturities	(237,000)	(243,569)	—	—
Long-term debt, excluding current maturities	$1,284,551	$1,292,791	$1,520,530	$1,463,643

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Nine Months Ended September 30, 2017
Balance at beginning of period	$133,733
Liabilities incurred	3,788
Liabilities settled	(1,225)
Liabilities divested	(75,014)
Accretion expense	4,396
Balance at end of period	$65,678
As of September 30, 2017 and December 31, 2016, approximately $6.1 million and $2.0 million, respectively, is included in accrued liabilities in the Condensed Consolidated Balance Sheet, which represents the current portion of the Company's asset retirement obligation.
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements,” “Drilling Rig Commitments,” “Lease Commitments” and “Hydraulic Fracturing Services Commitments” as disclosed in Note 9 in the Notes to Consolidated Financial Statements in the Form 10-K.
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

9. Employee Benefit Plans
Postretirement Benefits
The change in the Company's postretirement benefit obligation is as follows:

(In thousands)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Change in Benefit Obligation
Benefit obligation at beginning of the period	$37,482	$36,626
Service cost	1,163	2,323
Interest cost	810	1,498
Actuarial (gain) loss	3,084	(2,846)
Benefits paid	(817)	(934)
Curtailment (gain) loss	(4,185)	—
Plan amendments	(8,643)	815
Benefit obligation at end of the period	28,894	37,482
Change in Plan Assets
Fair value of plan assets at end of the period	—	—
Funded status at end of the period	$(28,894)	$(37,482)
In September 2017, in conjunction with its sale of properties located in West Virginia, Virginia and Ohio, the Company terminated approximately 100 employees. As a result, the employees’ participation in the postretirement plan terminated, which resulted in a remeasurement and curtailment of the postretirement benefit obligation at September 30, 2017.
The change in benefit obligation for the nine months ended September 30, 2017 also reflects a plan amendment for the Company's change from a Medicare Supplemental program to a Medicare Advantage program for participants age 65 and older. This coverage continues to be provided under a fully-insured arrangement.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Components of Net Periodic Postretirement Benefit Cost
Service cost	$1,163	$1,743
Interest cost	810	1,123
Amortization of prior service cost (credit)	(934)	83
Net periodic postretirement cost	$1,039	$2,949
Recognized curtailment (gain) loss	(4,850)	—
Total postretirement cost (benefit)	$(3,811)	$2,949
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$2,266	$—
Amortization of prior service cost	2,416	(83)
Prior service credit	(8,643)	—
Total recognized in other comprehensive income	$(3,961)	$(83)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(7,772)	$2,866

Assumptions
Assumptions used to determine projected postretirement benefit obligations and postretirement costs are as follows:

(In thousands)	September 30, 2017	December 31, 2016
Discount rate	4.00%	4.30%
Health care cost trend rate for medical benefits assumed for next year (pre-65)	7.75%	7.50%
Health care cost trend rate for medical benefits assumed for next year (post-65)	6.00%	5.00%
Ultimate trend rate (pre-65)	4.50%	4.50%
Ultimate trend rate (post-65)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (pre-65)	2030	2023
Year that the rate reaches the ultimate trend rate (post-65)	2023	2018
10. Capital Stock
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
During the first nine months of 2017, the Company repurchased 3.0 million shares for a total cost of $68.3 million. Since the authorization date, the Company has repurchased 32.9 million shares of the 40.0 million total shares authorized for a total cost of approximately $456.6 million, of which 20.0 million shares have been retired. No treasury shares have been delivered or sold by the Company subsequent to the repurchase. As of September 30, 2017, 12.9 million shares were held as treasury stock.
11. Stock-based Compensation
General
From time to time the Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $7.8 million and $5.1 million in the third quarter of 2017 and 2016, respectively, and $26.2 million and $23.0 million during the first nine months of 2017 and 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
As described in Note 1 to the Condensed Consolidated Financial Statements, effective January 1, 2017, the Company adopted ASU No. 2016-09, which requires that excess tax benefits and tax deficiencies on stock-based compensation be recorded in the income statement. During the first nine months of 2017, the Company recorded an increase to tax expense of $2.6 million in the Condensed Consolidated Statement of Operations as a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for awards that vested during the period.
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

Restricted Stock Units
During the first nine months of 2017, 57,028 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $22.94 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first nine months of 2017 commenced on January 1, 2017 and ends on December 31, 2019. The Company used an annual forfeiture rate assumption ranging from 0% to 6% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at September 30, 2017, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first nine months of 2017, 406,460 Employee Performance Share Awards were granted at a grant date value of $22.60 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first nine months of 2017, 272,920 Hybrid Performance Share Awards were granted at a grant date value of $22.60 per share. The 2017 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first nine months of 2017, 409,380 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 22, 2017) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	September 30, 2017
Fair value per performance share award	$19.85	$12.28-$20.22
Assumptions:
Stock price volatility	37.8%	20.8% - 39.9%
Risk free rate of return	1.4%	1.1% - 1.5%
12. Earnings per Common Share
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

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Weighted-average shares - basic	462,498	465,149	464,194	454,060
Dilution effect of stock appreciation rights and stock awards at end of period	2,282	—	1,816	—
Weighted-average shares - diluted	464,780	465,149	466,010	454,060
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	—	1,784	—	1,326
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	2	—	6	1
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect	2	1,784	6	1,327

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2017	December 31, 2016
Accounts receivable, net
Trade accounts	$162,069	$185,594
Joint interest accounts	1,208	1,359
Other accounts	425	5,335
	163,702	192,288
Allowance for doubtful accounts	(2,012)	(1,243)
	$161,690	$191,045

Inventories
Tubular goods and well equipment	$12,130	$11,005
Natural gas in storage	867	2,299
	$12,997	$13,304

Other current assets
Prepaid balances and other	$3,587	$2,692
Derivative instruments	2,536	—
	$6,123	$2,692

Other assets
Deferred compensation plan	$14,336	$12,587
Debt issuance costs	8,845	11,403
Derivative instruments	3,763	2,991
Other accounts	101	58
	$27,045	$27,039

Accounts payable
Trade accounts	$25,851	$27,355
Natural gas purchases	3,457	2,231
Royalty and other owners	33,135	36,472
Accrued transportation	48,104	48,977
Accrued capital costs	33,440	34,647
Taxes other than income	12,938	13,827
Other accounts	3,864	4,902
	$160,789	$168,411

Accrued liabilities
Employee benefits	$17,065	$14,153
Taxes other than income	4,018	3,829
Asset retirement obligations	6,073	2,000
Other accounts	158	1,510
	$27,314	$21,492

Other liabilities
Deferred compensation plan	$27,598	$24,169
Other accounts	8,810	4,952
	$36,408	$29,121

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and nine month periods ended September 30, 2017 and 2016 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2016 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 are as follows:

•	Equivalent production increased 49.7 Bcfe, or 11%, from 463.0 Bcfe, or 1,689.6 Mmcfe per day, in 2016 to 512.7 Bcfe, or 1,877.9 Mmcfe per day, in 2017.

•	Natural gas production increased 49.4 Bcf, or 11%, from 441.8 Bcf in 2016 to 491.2 Bcf in 2017, as a result of drilling and completion activities in Pennsylvania.

•
Crude oil/condensate/NGL production increased 0.1 Mmbbls, or 2%, from 3.5 Mmbbls in 2016 to 3.6 Mmbbls in 2017, as result of an increase in drilling and completion activity in south Texas partially offset by a natural decline in production.

•	Average realized natural gas price was $2.35 per Mcf, 45% higher than the $1.62 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $45.70 per Bbl, 27% higher than the $35.85 per Bbl realized in the comparable period of the prior year.

•	Total capital expenditures were $582.8 million compared to $262.1 million in the comparable period of the prior year.

•	Drilled 71 gross wells (62.5 net) with a success rate of 98.6% compared to 28 gross wells (28.0 net) with a success rate of 100% for the comparable period of the prior year.

•	Completed 81 gross wells (70.2 net) in 2017 compared to 51 gross wells (51.0 net) in 2016.

•
Average rig count during 2017 was approximately 2.0 rigs in the Marcellus Shale, approximately 1.0 rig in the Eagle Ford Shale and approximately 0.2 rigs in other areas, compared to an average rig count in the Marcellus Shale of approximately 1.1 rigs and approximately 0.3 rigs in the Eagle Ford Shale in 2016.

•	Received proceeds of $32.7 million primarily related to the divestiture of certain oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio.

•	Repurchased 3.0 million shares of our common stock for a total cost of $68.3 million.
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
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the nine months ended September 30, 2017 were from the sale of natural gas and crude oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), interest payments on debt, repurchase of shares of our common stock and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 11, 2017, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. There were no borrowings outstanding under our revolving credit facility as of September 30, 2017.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with the existing cash on hand, operating cash flow and availability under our revolving credit facility, we have the capacity to fund our spending plans.
At September 30, 2017, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. As of September 30, 2017, based on our asset coverage and leverage ratios, there were no interest rate adjustments required for our senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.

Cash Flows
Our cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows provided by operating activities	$719,047	$257,705
Cash flows used in investing activities	(577,484)	(220,141)
Cash flows provided by (used in) financing activities	(129,849)	463,115
Net increase in cash and cash equivalents	$11,714	$500,679
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, sales and repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At September 30, 2017 and December 31, 2016, we had a working capital surplus of $279.8 million and $458.1 million, respectively.
Net cash provided by operating activities in the first nine months of 2017 increased by $461.3 million compared to the first nine months of 2016. This increase was primarily due to higher operating revenues, partially offset by higher cash operating expenses. The increase in operating revenues was primarily due to an increase in realized natural gas and crude oil prices and higher equivalent production. Average realized natural gas and crude oil prices increased by 45% and 27%, respectively, for the first nine months of 2017 compared to the first nine months of 2016. Equivalent production increased by 11% for the first nine months of 2017 compared to the first nine months of 2016 driven by higher natural gas production in the Marcellus Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations.
Investing Activities. Cash flows used in investing activities increased by $357.3 million for the first nine months of 2017 compared to the first nine months of 2016. The increase was due to $341.8 million higher capital expenditures and $16.4 million lower proceeds from the sale of assets, partially offset by $0.8 million lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows provided by financing activities decreased by $593.0 million for the first nine months of 2017 compared to the first nine months of 2016. This decrease was primarily due to $995.3 million lower net proceeds from the issuance of common stock in 2016, $68.3 million of repurchases of our common stock in 2017 and $28.8 million of higher dividend payments related to an increase in the dividend rate and the issuance of common stock in 2016. These decreases were partially offset by $497.0 million of lower net repayments of debt due to the repayment of the outstanding balance on our revolving credit facility and certain of our senior notes with the proceeds from the issuance of common stock in 2016.

Capitalization
Information about our capitalization is as follows:

(In thousands)	September 30, 2017	December 31, 2016
Debt (1)	$1,521,551	$1,520,530
Stockholders' equity	2,644,594	2,567,667
Total capitalization	$4,166,145	$4,088,197
Debt to total capitalization	37%	37%
Cash and cash equivalents	$510,256	$498,542

(1)	Includes $237.0 million of current portion of long-term debt at September 30, 2017.
During the first nine months of 2017, we repurchased 3.0 million shares of our common stock for $68.3 million. We also paid dividends of $55.7 million ($0.12 per share) on our common stock. In May 2017, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.02 per share to $0.05 per share.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In thousands)	2017	2016
Capital expenditures
Drilling and facilities	$475,240	$255,139
Leasehold acquisitions	97,835	1,687
Pipeline and gathering	597	1,009
Other	9,091	4,251
	582,763	262,086
Exploration expenditures	16,623	13,109
Total	$599,386	$275,195

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
Results of Operations
Third Quarters of 2017 and 2016 Compared
We reported net income in the third quarter of 2017 of $17.6 million, or $0.04 per share, compared to a net loss of $10.3 million, or $0.02 per share, in the third quarter of 2016. The increase in net income was primarily due to higher operating revenues, partially offset by higher operating expenses, loss on sale of assets and income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended September 30,		Variance
Revenue Variances (In thousands)	2017	2016	Amount	Percent
Natural gas	$323,319	$260,200	$63,119	24%
Crude oil and condensate	56,913	37,777	19,136	51%
Gain (loss) on derivative instruments	(836)	6,904	(7,740)	(112)%
Brokered natural gas	3,528	3,641	(113)	(3)%
Other	2,492	1,907	585	31%
	$385,416	$310,429	$74,987	24%

	Three Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2017	2016	Amount	Percent
Price Variances
Natural gas	$2.01	$1.80	$0.21	12%	$32,879
Crude oil and condensate	$44.88	$40.13	$4.75	12%	6,013
Total					$38,892
Volume Variances
Natural gas (Bcf)	161.2	144.4	16.8	12%	$30,240
Crude oil and condensate (Mbbl)	1,268	941	327	35%	13,123
Total					$43,363
Natural Gas Revenues
The increase in natural gas revenues of $63.1 million was due to higher natural gas prices and production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.

Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $19.1 million was due to higher crude oil prices and production. The increase in production was a result of an increase in our drilling and completion activities in south Texas.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended September 30,
(In thousands)	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$3,906	$(8,101)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(4,742)	15,005
	$(836)	$6,904
Brokered Natural Gas

	Three Months Ended September 30,				Variance		Price and Volume Variances (In thousands)
	2017		2016		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.61		$2.85	$(0.24)	(8)%	$(327)
Volume brokered (Mmcf)	x	1,354	x	1,279	75	6%	214
Brokered natural gas (In thousands)		$3,528		$3,641			$(113)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.07		$2.30	$(0.23)	(10)%	$(315)
Volume brokered (Mmcf)	x	1,354	x	1,279	75	6%	173
Brokered natural gas (In thousands)		$2,797		$2,939			$(142)

Brokered natural gas margin (In thousands)		$731		$702			$29

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2017	2016	Amount	Percent
Operating and Other Expenses
Direct operations	$26,282	$24,626	$1,656	7%
Transportation and gathering	117,891	105,671	12,220	12%
Brokered natural gas	2,797	2,939	(142)	(5)%
Taxes other than income	9,194	8,771	423	5%
Exploration	6,466	2,988	3,478	116%
Depreciation, depletion and amortization	146,267	139,490	6,777	5%
General and administrative	23,244	19,374	3,870	20%
	$332,141	$303,859	$28,282	9%

Earnings (loss) on equity method investments	$(1,417)	$(1,727)	$310	(18)%
Loss on sale of assets	(11,872)	(1,245)	(10,627)	854%
Interest expense, net	20,331	21,483	(1,152)	(5)%
Other expense (income)	(5,083)	402	(5,485)	(1,364)%
Income tax expense (benefit)	7,151	(8,027)	15,178	189%
Total costs and expenses from operations increased by $28.3 million, or 9%, in the third quarter of 2017 compared to the same period of 2016. The primary reasons for this fluctuation are as follows:

•	Direct operations increased $1.7 million largely due to an increase in operating costs primarily driven by higher production, partially offset by improved operational efficiencies.

•	Transportation and gathering increased $12.2 million due to higher throughput as a result of higher Marcellus Shale production.

•	Brokered natural gas decreased $0.1 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income increased $0.4 million primarily due to $0.9 million higher production taxes resulting from higher crude oil prices and production in south Texas, partially offset by $0.6 million lower drilling impact fees as a result of lower rates. The remaining changes in taxes other than income were not individually significant.

•	Exploration increased $3.5 million primarily as a result of higher geophysical costs of $2.0 million

•
Depreciation, depletion and amortization increased $6.8 million, primarily due to higher amortization of unproved properties of $9.4 million, partially offset by lower DD&A of $1.4 million in the third quarter of 2017. The increase in amortization of unproved properties is primarily due to an increase in leasing activity and an increase in amortization rates. The decrease in DD&A was due to a decrease of $17.3 million due to a lower DD&A rate of $0.75 per Mcfe for the third quarter of 2017 compared to $0.85 per Mcfe for the third quarter of 2016 primarily due to positive reserve revisions and the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia in 2016, partially offset by an increase of $15.8 million associated with higher equivalent production primarily in Pennsylvania for the third quarter of 2017 compared to the third quarter of 2016.

•
General and administrative increased $3.9 million due to $3.2 million of severance costs for employees terminated as a result of the sale of properties located in West Virginia, Virginia and Ohio and $2.7 million of higher stock-based compensation expense associated with certain of our market-based performance awards, partially offset by $2.0 million lower professional services. The remaining changes in other general and administrative expenses were not individually significant.

Earnings (Loss) on Equity Method Investments
The increase in loss on equity method investments is a result of our proportionate share of net loss from our equity method investments in 2017 compared to 2016.
Loss on Sale of Assets
Loss on sale of assets increased $10.6 million due to the Company's sale of certain proved and unproved oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio in the third quarter of 2017.
Other Expense (Income)
Other income increased $5.5 million primarily due to the curtailment gain on postretirement benefits as a result of the termination of approximately 100 employees in West Virginia, Virginia and Ohio.
Interest Expense, net
Interest expense, net decreased $1.2 million due to $0.8 million higher interest income.
Income Tax Expense (Benefit)
Income tax expense increased $15.2 million primarily due to higher pretax income, partially offset by a lower effective tax rate. The effective tax rates for the third quarter of 2017 and 2016 were 28.9% and 43.9%, respectively. The decrease in the effective tax rate is primarily due to a decrease in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate, as well as non-recurring discrete items recorded during the third quarter of 2017 versus the third quarter of 2016.
First Nine Months of 2017 and 2016 Compared
We reported net income in the first nine months of 2017 of $144.8 million, or $0.31 per share, compared to a net loss of $124.4 million, or $0.27 per share, in the first nine months of 2016. The increase in net income was primarily due to higher operating revenues, partially offset by higher operating expenses, loss on sale of assets and income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Nine Months Ended September 30,		Variance
Revenue Variances (In thousands)	2017	2016	Amount	Percent
Natural gas	$1,152,089	$711,010	$441,079	62%
Crude oil and condensate	144,528	114,610	29,918	26%
Gain (loss) on derivative instruments	46,353	(1,286)	47,639	3,704%
Brokered natural gas	12,260	9,417	2,843	30%
Other	8,486	5,435	3,051	56%
	$1,363,716	$839,186	$524,530	63%

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2017	2016	Amount	Percent
Price Variances
Natural gas	$2.35	$1.61	$0.74	46%	$361,545
Crude oil and condensate	$45.13	$35.92	$9.21	26%	29,451
Total					$390,996
Volume Variances
Natural gas (Bcf)	491.2	441.8	49.4	11%	$79,534
Crude oil and condensate (Mbbl)	3,203	3,190	13	—%	467
Total					$80,001

Natural Gas Revenues
The increase in natural gas revenues of $441.1 million was due to higher natural gas prices and production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $29.9 million was primarily due to higher crude oil prices.
Impact of Derivative Instruments on Operating Revenues

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain on derivative instruments	$3,587	$3,204
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	42,766	(4,490)
	$46,353	$(1,286)
Brokered Natural Gas

	Nine Months Ended September 30,				Variance		Price and Volume Variances (In thousands)
	2017		2016		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$3.17		$2.38	$0.79	33%	$3,038
Volume brokered (Mmcf)	x	3,872	x	3,954	(82)	(2)%	(195)
Brokered natural gas (In thousands)		$12,260		$9,417			$2,843

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.65		$1.90	$0.75	39%	$2,892
Volume brokered (Mmcf)	x	3,872	x	3,954	(82)	(2)%	(156)
Brokered natural gas (In thousands)		$10,262		$7,526			$2,736

Brokered natural gas margin (In thousands)		$1,998		$1,891			$107

Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2017	2016	Amount	Percent
Operating and Other Expenses
Direct operations	$78,185	$77,139	$1,046	1%
Transportation and gathering	361,909	322,883	39,026	12%
Brokered natural gas	10,262	7,526	2,736	36%
Taxes other than income	26,562	23,737	2,825	12%
Exploration	16,623	13,109	3,514	27%
Depreciation, depletion and amortization	425,689	448,910	(23,221)	(5)%
Impairment of oil and gas properties	68,555	—	68,555	100%
General and administrative	70,902	67,192	3,710	6%
	$1,058,687	$960,496	$98,191	10%

Earnings (loss) on equity method investments	$(3,986)	$208	$(4,194)	2,016%
Loss on sale of assets	(13,498)	(768)	(12,730)	1,658%
Interest expense, net	61,720	67,821	(6,101)	(9)%
Loss on debt extinguishment	—	4,709	(4,709)	(100)%
Other expense (income)	(4,974)	1,207	(6,181)	(512)%
Income tax expense (benefit)	85,965	(71,243)	157,208	221%
Total costs and expenses from operations increased by $98.2 million, or 10%, in the first nine months of 2017 compared to the same period of 2016. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $1.0 million largely due to an increase in operating costs primarily driven by higher production, partially offset by improved operational efficiencies, cost reductions from service providers and suppliers in 2017 compared to 2016.

•	Transportation and gathering increased $39.0 million due to higher throughput as a result of higher Marcellus Shale production.

•	Brokered natural gas increased $2.7 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income increased $2.8 million due to $3.4 million higher production taxes primarily resulting from higher natural gas and crude oil prices and an increase in drilling impact fees of $1.9 million due to an increase in drilling activity in Pennsylvania. These increases were offset by a decrease of $2.4 million in ad valorem taxes as a result of lower property values primarily in south Texas.

•
Exploration increased $3.5 million as a result of higher dry hole costs of $2.8 million in 2017 and $2.6 million higher geophysical costs, partially offset by lower charges related to the release of certain drilling rig contracts in south Texas. In the first nine months of 2016, we recorded rig termination charges of $1.7 million. We recorded no rig termination charges in the first nine months of 2017.

•
Depreciation, depletion and amortization decreased $23.2 million, primarily due to lower DD&A of $38.0 million, partially offset by higher amortization of unproved properties of $15.9 million in 2017. The decrease in DD&A was due to a decrease of $82.5 million due to a lower DD&A rate of $0.73 per Mcfe for the first nine months of 2017 compared to $0.89 per Mcfe for the first nine months of 2016, partially offset by a $44.5 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to positive reserve revisions and the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia in 2016. The increase in amortization of unproved properties is primarily due to the ongoing evaluation of our unproved properties and an increase in leasing activity.

•	Impairment of oil and gas properties was $68.6 million in 2017 due to the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia.

•
General and administrative increased $3.7 million due to $3.4 million higher employee-related expenses, $3.2 million of higher stock-based compensation expense associated with certain of our market-based performance awards and $3.2 million of severance costs for employees terminated as a result of its sale of properties located in West Virginia, Virginia and Ohio. These increases were partially offset by $6.8 million lower professional services. The remaining changes in other general and administrative expenses were not individually significant.

Earnings (Loss) on Equity Method Investments
The increase in loss on equity method investments is the result of our proportionate share of net earnings from our equity method investments in 2017 compared to 2016.
Loss on Sale of Assets
Loss on sale of assets increased $12.7 million due to the Company's sale of certain proved and unproved oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio in the third quarter of 2017.
Other Expense (Income)
Other income increased $6.2 million primarily due to the curtailment gain on postretirement benefits as a result of the termination of approximately 100 employees in West Virginia, Virginia and Ohio.
Interest Expense, net
Interest expense, net decreased $6.1 million primarily due to a $1.4 million increase in interest income and a $2.1 million decrease resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016, which has remained undrawn through September 30, 2017. Interest expense also decreased $2.4 million resulting from the repurchase of $64.0 million of our 6.51% weighted-average senior notes in May 2016 and the repayment of $20.0 million of our 7.33% weighted-average senior notes in July 2016.
Loss on Debt Extinguishment
A $4.7 million debt extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.
Income Tax Expense (Benefit)
Income tax expense increased $157.2 million due to higher pretax income and a higher effective tax rate. The effective tax rates for the first nine months of 2017 and 2016 were 37.2% and 36.4%, respectively. The increase in the effective tax rate is primarily due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors in the states in which we operate and the impact of excess tax benefits and tax deficiencies on shares vesting during the period as a result of the adoption of ASU No. 2016-09 in January 2017, partially offset by non-recurring discrete items recorded during the first nine months of 2017 versus the first nine months of 2016.
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
As of September 30, 2017, we had the following outstanding commodity derivatives:

				Collars					Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)
				Floor		Ceiling		Swaps
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	Weighted- Average
Natural gas - NYMEX	8.9	Bcf	Oct. 2017 - Dec. 2017					$3.12		$(177)
Natural gas - TCO	4.5	Bcf	Oct. 2017 - Dec. 2017					$3.46		2,322
Natural gas - NYMEX	8.9	Bcf	Oct. 2017 - Dec. 2017	$—	$3.09	$3.42-$3.45	$3.43			261
Natural gas - Transco	21.3	Bcf	Jan. 2018 - Dec. 2019						$0.42	2,858
Crude oil	0.5	Mmbbl	Oct. 2017 - Dec. 2017	$—	$50.00	$56.25-$56.50	$56.39			259
										$5,523
In the above table, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
The amounts set forth in the table above represent our total unrealized derivative position at September 30, 2017 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first nine months of 2017, natural gas collars with floor prices of $3.09 per Mcf and ceiling prices ranging from $3.42 to $3.45 per Mcf covered 26.5 Bcf, or 5%, of natural gas production at an average price of $3.23 per Mcf. Natural gas swaps covered 38.3 Bcf, or 8%, of natural gas production at an average price of $3.23 per Mcf. Crude oil collars with floor prices of $50.00 per Bbl and ceiling prices ranging from $56.25 to $56.50 per Bbl covered 1.4 Mmbbl, or 43%, of crude oil production at an average price of $50.77 per Bbl.
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
The carrying amount and fair value of debt is as follows:

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Debt, net	$1,521,551	$1,536,360	$1,520,530	$1,463,643
Current maturities	(237,000)	(243,569)	—	—
Long-term debt, excluding current maturities	$1,284,551	$1,292,791	$1,520,530	$1,463,643
ITEM 4.    Controls and Procedures
As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The maximum number of remaining shares that may be purchased under the plan as of September 30, 2017 was 7.1 million shares.
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

CABOT OIL & GAS CORPORATION
(Registrant)

October 30, 2017	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2017	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 30, 2017	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Controller
(Principal Accounting Officer)