Form 10-K
period 2017-12-31
CABOT OIL & GAS CORP
filed 2018-03-01
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates as of the last business day of registrant's most recently completed second fiscal quarter (based upon the closing sales price on the New York Stock Exchange on June 30, 2017) was approximately $11.4 billion.
As of February 16, 2018, there were 460,786,236 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2018 are incorporated by reference into Part III of this report.

FORWARD-LOOKING INFORMATION
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including geographic basis differentials) of natural gas and crude oil, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. See "Risk Factors" in Item 1A for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
STRATEGY
Our objective is to enhance shareholder value over the long-term. We believe this is attainable by employing disciplined management of our balance sheet and our operations and remaining focused on our core asset base. Key components of our business strategy include:

•	maintaining a conservative financial position and financial flexibility,

•	providing returns-focused production and reserve growth within operating cash flows,

•	continuing to return capital to shareholders through dividends and share repurchases, and

•	continuing to optimize drilling and completion efficiencies while leveraging our technical expertise to achieve cost reductions and improved efficiencies
These strategies will be achieved through further growth and development of our cornerstone assets in the Marcellus Shale in northeast Pennsylvania which represent 96% percent of our equivalent proved reserves as of December 31, 2017. While we remain focused on the growth and development of our Marcellus Shale asset, we also look for other development and exploration opportunities that will contribute to our overall strategy.
2018 OUTLOOK
Our 2018 drilling program includes approximately $890.0 million in capital expenditures and approximately $60.0 million in expected contributions to our equity method investments. We expect to fund these expenditures with existing cash, operating cash flow and, if required, borrowings under our revolving credit facility. See Note 4 of the Notes to the Consolidated Financial Statements for further details regarding our equity method investments in Constitution Pipeline Company, LLC (Constitution) and Meade Pipeline Co LLC (Meade).
In 2018, we plan allocate the majority of our capital to the Marcellus Shale, where we expect to drill 85 gross wells (85.0 net) and complete 95 gross wells (95.0 net). We allocate our planned program for capital expenditures based on market conditions, return expectations and availability of services and human resources. We will continue to assess the natural gas price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
As a result of the expected in-service of various infrastructure projects, including the Atlantic Sunrise pipeline, during 2018, we increased our budgeted capital expenditures compared to 2017. We plan to operate an average of approximately 3.0 rigs in the Marcellus Shale in 2018.
DESCRIPTION OF PROPERTIES
Our exploration, development and production operations are primarily concentrated in one unconventional play—the Marcellus Shale in northeast Pennsylvania. We also have operations in various other unconventional plays throughout the continental United States.
Marcellus Shale
Our Marcellus Shale properties represent our primary operating and growth area in terms of reserves, production and capital investment. Our properties are principally located in Susquehanna County, Pennsylvania, where we currently hold approximately 172,000 net acres in the dry gas window of the play. Our 2017 net production in the Marcellus Shale was 641.7 Bcfe, representing approximately 94% of our total equivalent production for the year. As of December 31, 2017, we had a total of 609.3 net wells in the Marcellus Shale, of which approximately 99% are operated by us.
During 2017, we invested $407.9 million in the Marcellus Shale and drilled or participated in drilling 55.9 net wells, completed 54.2 net wells and turned in line 53.0 net wells. As of December 31, 2017, we had 27.0 net wells that were either in the completion stage or waiting on completion or connection to a pipeline. We exited 2017 with two drilling rigs operating in the play and plan to exit 2018 with three rigs operating.
Other Properties
Eagle Ford Shale - Our properties in the Eagle Ford Shale are principally located in Atascosa, Frio and La Salle Counties, Texas, where we hold approximately 79,000 net acres in the oil window of the play. In 2017, our net crude oil/condensate/NGL and natural gas production from the Eagle Ford Shale was 4,939 Mbbl and 3.3 Bcf, respectively, or 33.0 Bcfe, representing approximately 5% of our total equivalent production. As of December 31, 2017, we had a total of 270.0 net wells in the Eagle Ford, of which approximately 90% are operated by us.
On December 19, 2017, we entered into an agreement to sell our operated and non-operated Eagle Ford Shale assets to an affiliate of Venado Oil & Gas LLC for $765.0 million, subject to customary closing conditions and purchase price adjustments. We expect to close this transaction in the first quarter of 2018.
Other Properties - We also operate or participate in other unconventional plays throughout the continental United States, including the Haynesville, Bossier, and James Lime formations in east Texas; and the Utica Shale in Pennsylvania.
On December 11, 2017, we entered into an agreement to sell our operated and non-operated Haynesville Shale assets to an undisclosed buyer for $30.0 million, subject to customary closing conditions and purchase price adjustments. We expect to close this transaction in the first half of 2018.
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
DIVESTITURES
In September 2017, we sold certain proved and unproved oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio to a third party for $41.3 million. During the second quarter of 2017, we recorded an impairment charge of $68.6 million associated with the proposed sale of these properties and upon closing the sale in the third quarter of 2017, we recognized a loss on sale of oil and gas properties of $11.9 million.
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
A summary of our firm sales commitments as of December 31, 2017 are set forth in the table below:

Natural Gas (Bcfe)
2018	294.0
2019	614.8
2020	614.8
2021	575.0
2022	561.7
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
During 2017, natural gas collars with floor prices of $3.09 per Mcf and ceiling prices ranging from $3.42 to $3.45 per Mcf covered 35.5 Bcf, or 5% of natural gas production at an average price of $3.20 per Mcf. Natural gas swaps covered 51.7 Bcf, or 8%, of natural gas production at a weighted-average price of $3.23 per Mcf. Crude oil collars with floor prices of $50.00 per Bbl and ceiling prices ranging from $56.25 to $56.50 per Bbl covered 1.8 Mmbbl, or 41%, of crude oil production at a weighted-average price of $51.78 per Bbl.
As of December 31, 2017, we had the following outstanding financial commodity derivatives:

				Collars
				Floor		Ceiling		Basis Swaps
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average
Financial contracts
Natural gas (Leidy)	17.7	Bcf	Jan. 2018 - Dec. 2018					$(0.71)
Natural gas (Transco)	21.3	Bcf	Jan. 2018 - Dec. 2019					$0.42
Crude oil (WTI/LLS)	2.9	Mmbbl	Jan. 2018 - Dec. 2018	$—	$55.00	$63.35-$63.80	$63.62

In January 2018, we entered into the following financial commodity derivatives:

				Swaps	Basis Swaps
Type of Contract	Volume		Contract Period	Weighted- Average	Weighted- Average
Financial contracts
Natural gas (NYMEX)	84.4	Bcf	Feb. 2018 - Dec. 2018	$2.93
Natural gas (NYMEX)	13.3	Bcf	Feb. 2018 - Oct. 2018	$3.10
Natural gas (Leidy)	16.2	Bcf	Feb. 2018 - Dec. 2018		$(0.68)
In the tables above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.
While we have hedged a portion of our expected natural gas and crude oil production for 2018 and beyond, any unhedged production is directly exposed to the volatility in natural gas and crude oil market prices, whether favorable or unfavorable. We will continue to evaluate the benefit of using derivatives in the future. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for further discussion related to our use of derivatives.
As of December 31, 2017, we had the following outstanding physical commodity derivatives:

Type of Contract	Volume		Contract Period	Weighted-Average Fixed Price
Physical contracts
Natural gas purchase	81.2	Bcf	Jan. 2018 - Oct. 2018	$3.70
Natural gas sales	11.7	Bcf	Jan. 2018 - Feb. 2018	$4.71
In the table above, natural gas prices are stated per Mcf.
In January 2018, we terminated certain physical purchase contracts prior to their settlement date. The termination did not have a material impact on the Consolidated Financial Statements, as the contracts were previously recognized at fair value.

RESERVES
The following table presents our estimated proved reserves for the periods indicated:

	December 31,
	2017	2016	2015
Natural Gas (Bcf)
Proved developed reserves	6,001	5,500	4,676
Proved undeveloped reserves(1)	3,352	2,781	3,180
	9,353	8,281	7,856
Crude Oil & NGLs (Mbbl)(2)
Proved developed reserves	31,066	20,442	25,586
Proved undeveloped reserves(1)	31,186	28,730	30,144
	62,252	49,172	55,730

Natural gas equivalent (Bcfe)(3)	9,726	8,576	8,190
Reserve life index (in years)(4)	14.2	13.7	13.6
_______________________________________________________________________________

(1)	Proved undeveloped reserves for 2017, 2016 and 2015 include reserves drilled but uncompleted of 807.4 Bcfe, 488.7 Bcfe and 937.4 Bcfe, respectively.

(2)
NGL reserves were less than 1.0% of our total proved equivalent reserves for 2017, 2016 and 2015, and 13.7%, 13.6% and 16.1% of our proved crude oil and NGL reserves for 2017, 2016 and 2015, respectively.

(3)	Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or NGLs.

(4)	Reserve life index is equal to year-end proved reserves divided by annual production for the years ended December 31, 2017, 2016 and 2015, respectively.
Our proved reserves totaled approximately 9,726 Bcfe at December 31, 2017, of which 96% were natural gas. This reserve level was up by 13% from 8,576 Bcfe at December 31, 2016. In 2017, we added 1,236.1 Bcfe of proved reserves through extensions, discoveries and other additions, primarily due to the positive results from our drilling and completion program in the Dimock field in northeast Pennsylvania. We also had a net upward revision of 928.5 Bcfe, which was due to an upward performance revision of 863.8 Bcfe primarily associated with positive drilling results in our Dimock field in northeast Pennsylvania and 103.0 Bcfe associated with higher commodity prices, partially offset by a downward revision of 38.3 Bcfe associated with proved undeveloped (PUD) reserves reclassifications as a result of the five year limitation. In 2017, we produced 685.3 Bcfe.
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
Technologies Used In Reserves Estimates
We utilize various traditional methods to estimate our natural gas, crude oil and NGL reserves, including decline curve extrapolations, volumetric calculations and analogies, and in some cases a combination of these methods. In addition, at times we may use seismic interpretations to confirm continuity of a formation in combination with traditional technologies; however, seismic interpretations are not used in the volumetric computation.

Internal Control
Our Senior Vice President, South Region and Engineering is the technical person responsible for our internal reserves estimation process and provides oversight of our corporate reservoir engineering department, which consists of three engineers, and the annual audit of our year-end reserves by Miller and Lents. He has a Bachelor of Science degree in Chemical Engineering, specializing in petroleum engineering, and over 35 years of industry experience with positions of increasing responsibility in operations, engineering and evaluations. He has worked in the area of reserves and reservoir engineering for 26 years and is a member of the Society of Petroleum Engineers.
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
Miller and Lents made independent estimates for 100% of our proved reserves estimates and concluded, in their judgment, we have an effective system for gathering data and documenting information required to estimate our proved reserves and project our future revenues. Further, Miller and Lents has concluded (1) the reserves estimation methods employed by us were appropriate, and our classification of such reserves was appropriate to the relevant SEC reserve definitions, (2) our reserves estimation processes were comprehensive and of sufficient depth, (3) the data upon which we relied were adequate and of sufficient quality, and (4) the results of our estimates and projections are, in the aggregate, reasonable. A copy of the audit letter by Miller and Lents dated January 26, 2018, has been filed as an exhibit to this Form 10-K.
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
Proved Undeveloped Reserves
At December 31, 2017 we had 3,538.7 Bcfe of PUD reserves associated with future development costs of $1.5 billion, which represents an increase of 585.4 Bcfe compared to December 31, 2016. Approximately 94% of our PUD reserves are located in Susquehanna County, Pennsylvania. We expect to complete approximately 100% of our PUD reserves associated with drilled but uncompleted wells by the end of 2018. Future development plans are reflective of the expected increase in commodity prices and have been established based on cash on hand, expected available cash flows from operations and availability under our revolving credit facility. As of December 31, 2017, all PUD reserves are expected to be drilled and completed within five years of initial disclosure of these reserves.
The following table is a reconciliation of the change in our PUD reserves (Bcfe):

Year Ended December 31, 2017
Balance at beginning of period	2,953.3
Transfers to proved developed	(1,217.2)
Additions	1,030.2
Revision of prior estimates	772.4
Balance at end of period	3,538.7
Changes in PUD reserves that occurred during the year were due to:

•	transfer of 1,217.2 Bcfe from PUD to proved developed reserves based on total capital expenditures of $382.4 million during 2017;

•	new PUD reserve additions of 1,030.2 Bcfe primarily in the Dimock field in northeast Pennsylvania; and

•
positive PUD reserve revisions of 772.4 Bcfe resulting from positive performance revisions of 809.8 Bcfe associated with the drilling of longer lateral wells and completing more frac stages in our Dimock field in northeast Pennsylvania and positive price revisions of 0.9 Bcfe, partially offset by downward revisions of 38.3 Bcfe associated with PUD reclassifications as a result of the five year limitation.

PRODUCTION, SALES PRICE AND PRODUCTION COSTS
The following table presents historical information about our production volumes for natural gas and oil (including NGLs), average natural gas and crude oil sales prices, and average production costs per equivalent, including our Dimock field located in northeast Pennsylvania, which represents more than 15% of our total proved reserves:

	Year Ended December 31,
	2017	2016	2015
Production Volumes
Natural gas (Bcf)
Dimock field	641.7	581.9	540.8
Total	655.6	600.4	566.0
Oil (Mbbl)(1)
Total	4,953	4,454	6,096
Equivalents (Bcfe)
Dimock field	641.7	581.9	540.8
Total	685.3	627.1	602.5
Natural Gas Average Sales Price ($/Mcf)
Dimock field	$2.33	$1.69	$1.78
Total (excluding realized impact of derivative settlements)	$2.30	$1.70	$1.81
Total (including realized impact of derivative settlements)	$2.31	$1.70	$2.15
Oil Average Sales Price ($/Bbl)
Total (excluding realized impact of derivative settlements)	$47.81	$37.65	$45.72
Total (including realized impact of derivative settlements)	$48.16	$37.30	$45.72
Average Production Costs ($/Mcfe)
Dimock field	$0.04	$0.03	$0.04
Total	$0.11	$0.11	$0.18
_______________________________________________________________________________

(1)
Includes NGLs which represent less than 1.0% of our equivalent production for all years presented and 10.3%, 9.9%, and 11.0% of our crude oil production for the years ended December 31, 2017, 2016 and 2015, respectively.

ACREAGE
Our interest in both developed and undeveloped properties is primarily in the form of leasehold interests held under customary mineral leases. These leases provide us the right to develop oil and/or natural gas on the properties. Their primary terms range in length from approximately three to 10 years. These properties are held for longer periods if production is established.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2017:

	Developed		Undeveloped (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	382,900	301,230	876,380	780,960	1,259,280	1,082,190
Mineral fee acreage	75	19	170,054	148,120	170,129	148,139
Total	382,975	301,249	1,046,434	929,080	1,429,409	1,230,329
_______________________________________________________________________________

(1)
Includes leasehold and mineral fee net acreage of 606,959 and 147,812, respectively, associated with deep formations located in West Virginia and Virginia that were retained as part of the divestiture that closed in the third quarter of 2017. All of this acreage is held by production from the shallow formations.

Total Net Undeveloped Acreage Expiration
In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2017 is 36,983, 10,880 and 34,380 for the years ending December 31, 2018, 2019 and 2020, respectively.
We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options. As of December 31, 2017, approximately 23% of our expiring acreage disclosed above is located in our primary areas of operation where we currently expect to continue development activities and/or extend the lease terms.
WELL SUMMARY
The following table presents our ownership in productive natural gas and crude oil wells at December 31, 2017. This summary includes natural gas and crude oil wells in which we have a working interest:

	Gross	Net
Natural gas	803	709.9
Crude oil	309	268.7
Total(1)	1,112	978.6
______________________________________________________________________________

(1)	Total percentage of gross operated wells is 85.3%.
DRILLING ACTIVITY
We drilled and completed wells or participated in the drilling and completion of wells as indicated in the table below. The information below should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	104	93.2	76	76.0	106	97.9
Dry	—	—	—	—	—	—
Exploratory Wells
Productive	—	—	—	—	1	1.0
Dry	1	1.0	—	—	—	—
Total	105	94.2	76	76.0	107	98.9

Acquired Wells	—	—	—	—	1	1.0

During the year ended December 31, 2017, we completed 50 gross wells (44.3 net) that were drilled in prior years.
The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2017, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	4	4.0	36	32.6
Exploratory wells	3	3.0	—	—
Total	7	7.0	36	32.6
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
Major Customers
During the years ended December 31, 2017, 2016 and 2015, two customers accounted for approximately 18% and 11%, two customers accounted for approximately 19% and 10% and two customers accounted for approximately 16% and 14%, respectively, of our total sales. We do not believe that the loss of any of these customers would have a material adverse effect on us because alternative customers are readily available.
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
Natural Gas Marketing, Gathering and Transportation
Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the Natural Gas Act of 1938 (NGA), the Natural Gas Policy Act of 1978 (NGPA), and the regulations promulgated under those statutes, the Federal Energy Regulatory Commission (FERC) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. Effective beginning in January 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of natural gas for resale without further FERC approvals. As a result of this policy, all of our produced natural gas is sold at market prices, subject to the terms of any private contracts that may be in effect. In addition, under the provisions of the Energy Policy Act of 2005 (2005 Act), the NGA was amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the 2005 Act, the FERC established regulations intended to increase natural gas pricing transparency by, among other things, requiring market participants to report their gas sales transactions annually to the FERC. The 2005 Act also significantly increased the penalties for violations of the NGA and NGPA and the FERC’s regulations thereunder up to $1,000,000 per day per violation. This maximum penalty authority established by statute has been and will continue to be adjusted periodically for inflation. In 2010, the FERC issued Penalty Guidelines for the determination of civil penalties and procedure under its enforcement program.
Some of our pipelines were subject to regulation by the FERC during 2017. Until September 29, 2017, we owned an intrastate natural gas pipeline through our former wholly-owned subsidiary, Cranberry Pipeline Corporation, that provided interstate transportation and storage services pursuant to Section 311 of the NGPA, as well as intrastate transportation and storage services that were regulated by the West Virginia Public Service Commission. We no longer own any interest in Cranberry Pipeline Corporation, and do not operate any natural gas pipelines subject to FERC's jurisdiction.
In 2012, we executed a precedent agreement with Constitution, at the time a wholly owned subsidiary of Williams Partners L.P., for 500,000 Dth per day of pipeline capacity and acquired a 25% equity interest in a pipeline to be constructed in the states of New York and Pennsylvania. On December 2, 2014, the FERC issued a certificate of public convenience and necessity, authorizing the construction and operation of the 124‑mile pipeline project that, once completed, will provide 650,000 Dth per day of pipeline capacity. While FERC has issued the certificate, the project scope or timeline for construction and eventual in-service date has been impacted by the public regulatory permitting process. Currently, the in-service date for Constitution cannot be reasonably estimated. If placed into service, the project pipeline will be an interstate pipeline subject to full regulation by FERC under the NGA. See Note 4 of the Notes to the Consolidated Financial Statements for more information about the legal and regulatory actions involving Constitution.
Additionally, in 2014 we executed a precedent agreement with Transcontinental Gas Pipe Line Company, LLC (Transco) for 850,000 Dth per day of pipeline capacity and acquired a 20% equity interest in Meade, which was formed to construct a pipeline with Transco from Susquehanna County, Pennsylvania to an interconnect with Transco's mainline in Lancaster County, Pennsylvania. The proposed pipeline will be an interstate pipeline subject to full regulation by the FERC under the NGA. Transco filed an application for a certificate of public convenience and necessity with the FERC on March 31, 2015. On February 3, 2017, the FERC issued a certificate of public convenience and necessity, authorizing the construction and operation of the pipeline project and the project is under construction, with a current expected in-service date of mid-2018.
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
Effective January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may increase or decrease the cost of transporting crude oil and NGLs by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. In December 2015, to implement this required five‑year re‑determination, the FERC established an upward adjustment in the index to track oil pipeline cost changes and determined that the Producer Price Index for Finished Goods plus 1.23% should be the oil pricing index for the five‑year period beginning July 1, 2016. The result of indexing is a “ceiling rate” for each rate, which is the maximum at which the pipeline may set its interstate transportation rates. A pipeline may also file cost‑of‑service based rates if rate indexing will be insufficient to allow the pipeline to recover its costs. Rates are subject to challenge by protest when they are filed or changed. For indexed rates, complaints alleging that the rates are unjust and unreasonable may only be pursued if the complainant can show that a substantial change has occurred since the enactment of Energy Policy Act of 1992 in either the economic circumstances of the pipeline or in the nature of the services provided that were a basis for the rate. There is no such limitation on complaints alleging that the pipeline’s rates or terms and conditions of service are unduly discriminatory or preferential. We are unable to predict with certainty the effect upon us of these periodic reviews by the FERC of the pipeline index, or any potential future challenges to pipelines' rates.

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

Endangered Species Act. The Endangered Species Act (ESA) restricts activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA, nor are we aware of any proposed listings that will affect our operations. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
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
Some of our producing wells and associated facilities are subject to restrictive air emission limitations and permitting requirements. In 2012, the EPA published final New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) that amended the existing NSPS and NESHAP standards for oil and gas facilities and created new NSPS standards for oil and natural gas production, transmission and distribution facilities. In June 2016, the EPA published a final rule that updates and expands the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In addition, in June 2017, the EPA proposed a two year stay of certain requirements contained in June 2016 rule and in November 2017 issued a notice of data availability in support of the stay proposal and provided a 30-day comment period on the information provided. The EPA also published a final rule in June 2016 concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry. In October 2015, the EPA adopted a lower national ambient air quality standard for ozone. The revised standard could result in additional areas being designated as ozone non-attainment, which could lead to requirements for additional emissions control equipment and the imposition of more stringent permit requirements on facilities in those areas. EPA anticipates promulgating final area designations under the new ozone standard in the first half of 2018. If we are unable to comply with air pollution regulations or to obtain permits for emissions associated with our operations, we could be required to forego construction, modification or certain operations. These regulations may also increase compliance costs for some facilities we own or operate, and result in administrative, civil and/or criminal penalties for non-compliance. Obtaining permits may delay the development of our oil and natural gas projects, including the construction and operation of facilities.
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
Greenhouse Gas. In response to studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to global climate change, the United States Congress has considered, but not enacted, legislation to reduce emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, many states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA has also begun to regulate carbon dioxide and other greenhouse gas emissions under existing provisions of the Clean Air Act. This includes regulation of methane emissions from new and modified sources in the oil and gas sector. A 2016 information collection request made to oil and natural gas facilities by EPA in connection with its intention at the time to regulate methane emissions from existing sources was withdrawn in March 2017. If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. Please read “Risk Factors-Climate change and climate change legislation and regulatory initiatives could result in increased operating costs and decreased demand for the oil and natural gas that we produce” in Item 1A.
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
Employees
As of December 31, 2017, we had 308 employees. In addition, we had 160 employees that are employed by our wholly-owned subsidiary, GasSearch Drilling Services Corporation. We recognize that our success is significantly influenced by the relationship we maintain with our employees. Overall, we believe that our relations with our employees are satisfactory. Our employees are not represented by a collective bargaining agreement.
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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the natural gas and oil that we sell. Lower commodity prices may reduce the amount of natural gas and oil that we can produce economically. Historically, natural gas and oil prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Because our reserves are predominantly natural gas (approximately 96% of equivalent proved reserves), changes in natural gas prices have a more significant impact on our financial results than oil prices. Any substantial or extended decline in future natural gas or crude oil prices would have, a material adverse effect our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in natural gas and crude oil prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans. See "Risk Factors-Future natural gas and oil price declines may result in write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations."
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
Our proved reserves are estimates. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated or understated
Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently imprecise, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as natural gas and oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same data.

Results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates often vary from the quantities of natural gas and oil that are ultimately recovered, and such variances may be material. Any significant variance could reduce the estimated quantities and present value of our reserves.
You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. The present value of future cash flows are based on $2.33 per Mcf of natural gas, $20.64 per Bbl of NGLs and $49.26 per Bbl of oil as of December 31, 2017. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the applicable accounting standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.
Future natural gas and oil price declines may result in write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations.
The value of our oil and gas properties depends on prices of natural gas and crude oil. Declines in these prices as well as increases in development costs, changes in well performance, delays in asset development or deterioration of drilling results may result in our having to make material downward adjustments to our estimated proved reserves, and could result in an impairment charge and a corresponding write-down of the carrying amount of our oil and natural gas properties. Because our reserves are predominately natural gas (approximately 96% of equivalent proved reserves), changes in natural gas prices have a more significant impact on our financial results than oil prices.
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
Our producing properties are geographically concentrated in the Marcellus Shale in northeast Pennsylvania, making us vulnerable to risks associated with operating in one major geographic area.
Our producing properties are geographically concentrated in the Marcellus Shale in northeast Pennsylvania. At December 31, 2017, 97% of our proved developed reserves and 94% of our total equivalent production were attributable our properties located in the Marcellus Shale, and we expect that concentration to increase slightly in 2018 as a result of the expected sales of our remaining Texas properties in the first half of 2018.  As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, state and local  political forces and governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other conditions or interruption of the processing or transportation of oil, natural gas or NGLs in the region.
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
Our reserve report estimates that production from our proved developed reserves as of December 31, 2017 will decrease at a rate of 12%, 25%, 18% and 14% during 2018, 2019, 2020 and 2021, respectively. Future development of proved undeveloped and other reserves currently not classified as proved developed producing will impact these rates of decline. Because of higher initial decline rates from newly developed reserves, we consider this pattern fairly typical.
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
As of December 31, 2017, we had approximately $1.5 billion of debt outstanding and we may incur additional indebtedness in the future. Increases in our level of indebtedness may:

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
In addition, the margins we pay under our revolving credit facility depend on our leverage ratio. Accordingly, increases in the amount of our indebtedness without corresponding increases in our consolidated EBITDAX, or decreases in our EBITDAX without a corresponding decrease in our indebtedness, may result in an increase in our interest expense.
Our debt agreements also require compliance with covenants to maintain specified financial ratios. If the price that we receive for our natural gas and oil production deteriorates from current levels or continues for an extended period, it could lead to reduced revenues, cash flow and earnings, which in turn could lead to a default due to lack of covenant compliance. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period. A prolonged period of decreased natural gas and oil prices could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. In order to provide a margin of comfort with regard to these financial covenants, we may seek to reduce our capital expenditures, sell non-strategic assets or opportunistically modify or increase our derivative instruments to the extent permitted under our debt agreements. In addition, we may seek to refinance or restructure all or a portion of our indebtedness. We cannot assure you that we will be able to successfully execute any of these strategies, and such strategies may be unavailable on favorable terms or at all. For more information about our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources and Liquidity.”
The borrowing base under our revolving credit facility may be reduced, which could limit us in the future.
The borrowing base under our revolving credit facility is currently $3.2 billion, and lender commitments under our revolving credit facility are $1.7 billion. The borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either we or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower natural gas or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for any other reason. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations, including any such debt repayment obligations.
Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2018 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2018 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
Our operations are subject to extensive federal, state and local laws and regulations, including drilling, permitting and safety laws and regulations and those relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These laws and regulations can adversely affect the cost, manner or feasibility of doing business. Many laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both. These laws and regulations have increased the costs of planning, designing, drilling, installing and operating natural gas and oil facilities, and new laws and regulations or revisions or reinterpretations of existing laws and regulations could further increase these costs. In addition, we may be liable for environmental damages caused by previous owners or operators of property we purchase or lease. Risks of substantial costs and liabilities related to environmental compliance issues are inherent in natural gas and oil operations. For example, we could be required to install expensive pollution control measures or limit or cease activities on lands located within wilderness, wetlands or other environmentally or politically sensitive areas. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as the imposition of corrective action orders. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from natural gas and oil production, would result in substantial costs and liabilities.
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
The integration of the properties we may acquire could be difficult, and may divert management's attention away from our existing operations.
The integration of the properties we may acquire could be difficult, and may divert management's attention and financial resources away from our existing operations. These difficulties include:

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
We face a variety of hazards and risks that could cause substantial financial losses.
Our business involves a variety of operating risks, including:

•	well site blowouts, cratering and explosions;

•	equipment failures;

•	pipe or cement failures and casing collapses, which can release natural gas, oil, drilling fluids or hydraulic fracturing fluids;

•	uncontrolled flows of natural gas, oil or well fluids;

•	pipeline ruptures;

•	fires;

•	formations with abnormal pressures;

•	handling and disposal of materials, including drilling fluids and hydraulic fracturing fluids;

•	release of toxic gas;

•	buildup of naturally occurring radioactive materials;

•	pollution and other environmental risks, including conditions caused by previous owners or operators of our properties; and

•	natural disasters.
Any of these events could result in injury or loss of human life, loss of hydrocarbons, significant damage to or destruction of property, environmental pollution, regulatory investigations and penalties, suspension or impairment of our operations and substantial losses to us.
Our utilization of natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. In addition, certain segments of our pipelines will periodically require repair, replacement or maintenance, which may be costly.
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
Other companies operate some of the properties in which we have an interest. As of December 31, 2017, non-operated wells represented approximately 14.7% of our total owned gross wells, or approximately 3.8% of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
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
Most of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand or other proppants into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority, including Pennsylvania. As a result, we may be subject to additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, from time to time, legislation has been introduced, but not enacted, in Congress that would provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. If enacted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. In March 2015, the Department of the Interior's Bureau of Land Management issued a final rule to regulate hydraulic fracturing on public and Indian land; however, these rules were rescinded by rule in December 2017. We voluntarily disclose on a well-by-well basis the chemicals we use in the hydraulic fracturing process at www.fracfocus.org.
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
On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including NSPS to address emissions of sulfur dioxide and volatile organic compounds, and NESHAPS to address hazardous air pollutants frequently associated with gas production and processing activities. In June 2016, the EPA published a final rule that updates and expands the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In June 2017, the EPA proposed a two year stay of certain requirements contained in the June 2016 rule and in November 2017 issued a notice of data availability in support of the stay proposal and provided a 30-day comment period on the information provided. A 2016 information collection request made to oil and natural gas facilities by EPA in connection with its intention at the time to regulate methane emissions from existing sources were withdrawn in March 2017. The EPA also published a final rule in June 2016 concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry.
Compliance with these requirements, especially the new methane regulation, may require modifications to certain of our operations or increase the cost of new or modified facilities, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business. Similarly, aggregating our oil and gas facilities for permitting could result in more complex, costly, and time consuming air permitting. Particularly in regard to obtaining pre-construction permits, the final aggregation rule could add costs and cause delays in our operations.
In addition to these federal legislative and regulatory proposals, some states in which we operate, such as Pennsylvania and Texas, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, the City of Denton, Texas adopted a moratorium on hydraulic fracturing in November 2014, though it was later lifted in 2015, and New York issued a statewide ban on hydraulic fracturing in June 2015. In addition, Pennsylvania's Act 13 of 2012 became law on February 14, 2012 and amended the state's Oil and Gas Act to, among other things, increase civil penalties and strengthen the Pennsylvania Department of Environmental Protection's (PaDEP) authority over the issuance of drilling permits. Although the Pennsylvania Supreme Court struck down portions of Act 13 that made statewide rules on oil and gas preempt local zoning rules, this could lead to additional local restrictions on oil and gas activity in the state.
We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition. For example, in April 2011, PaDEP called on all Marcellus Shale natural gas drilling operators to voluntarily cease by May 19, 2011 delivering wastewater to those centralized treatment facilities that were grandfathered from the application of PaDEP's Total Dissolved Solids regulations. In June 2016, the EPA published final pretreatment standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works. The regulations were developed under the EPA's Effluent Guidelines Program under the authority of the Clean Water Act. In response to these actions, operators including us have begun to rely more on recycling of flowback and produced water from well sites as a preferred alternative to disposal.
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
Climate change, the costs that may be associated with its effects, and the regulation of greenhouse gas (GHG) emissions have the potential to affect our business in many ways, including increasing the costs to provide our products and services, reducing the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks. In addition, legislative and regulatory responses related to GHG emissions and climate change may increase our operating costs. The United States Congress has previously considered legislation related to GHG emissions. There have also been international efforts seeking legally binding reductions in GHG emissions. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years. The United States signed the Paris Agreement in April 2016. However, on August 4, 2017, the United States formally communicated to the United Nations its intent to withdraw from participation in the Paris Agreement, which entails a four-year process. In response to the announced withdrawal plan, a number of state and local governments in the United States have expressed intentions to take GHG-related actions. Increased public awareness and concern regarding climate change may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.
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
We can provide no assurance that we will not suffer such attacks in the future. As cyber-attackers become more sophisticated, we may be required to expend significant additional resources to continue to protect our business or remediate the damage from cyber-attacks. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.
Tax law changes could have an adverse effect on our financial position, results of operations, and cash flows.
On December 22, 2017, the U.S. enacted legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly changes U.S. corporate income tax laws beginning, generally, in 2018. These changes include, among others, (i) a permanent reduction of the U.S. corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) elimination of the corporate alternative minimum tax, (iii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iv) limitation on the tax deduction for interest expense to 30% of adjusted taxable income, (v) limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, and (vi) elimination of many business deductions and credits, including the domestic production activities deduction, the deduction for entertainment expenditures, and the deduction for certain executive compensation in excess of $1 million. Refer to Note 10 of the Notes to the Consolidated Financial Statements, "Income Taxes" for additional discussion on the impact of the Tax Act on the Company. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the Tax Act, we will use what we believe are reasonable interpretations and assumptions in applying the Tax Act. Overall, we expect the provisions of the Tax Act to favorably impact the Company's future effective tax rate, after-tax earnings, and cash flows. However, it is possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could adversely impact our financial position, results of operations, and cash flows.
While the Tax Act maintains many of the tax incentives and deductions that are used by U.S. oil and gas companies, including the percentage depletion allowance for oil and natural gas companies, the ability to fully deduct intangible drilling costs in the year incurred, and the current amortization period of geological and geophysical expenditures for independent producers, the U.S. tax law is always subject to change. Periodically, legislation is proposed to repeal these industry tax incentives and deductions, and/or to impose new industry taxes. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. Further, many states are currently in deficits, and have been enacting laws eliminating or limiting certain deductions, carryforwards, and credits in order to increase tax revenue.

Should the U.S. or the states pass tax legislation limiting any currently allowed tax incentives and deductions, our taxes would increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also reduce our drilling activities in the U.S. Since future changes to federal and state tax legislation are unknown, we cannot know the ultimate impact such changes may have on our business.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table shows certain information as of February 22, 2018 about our executive officers, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934, and certain of our other officers.

Name	Age	Position	Officer Since
Dan O. Dinges	64	Chairman, President and Chief Executive Officer	2001
Scott C. Schroeder	55	Executive Vice President and Chief Financial Officer	1997
Jeffrey W. Hutton	62	Senior Vice President, Marketing	1995
Todd L. Liebl	60	Senior Vice President, Land and Business Development	2012
Steven W. Lindeman	57	Senior Vice President, South Region and Engineering	2011
Phillip L. Stalnaker	58	Senior Vice President, North Region	2009
G. Kevin Cunningham	64	Vice President and General Counsel	2010
Charles E. Dyson II	46	Vice President, Information Services	2018
Matthew P. Kerin	37	Vice President and Treasurer	2014
Julius Leitner	55	Vice President, Marketing	2017
Todd M. Roemer	47	Vice President and Controller	2010
Deidre L. Shearer	50	Vice President and Corporate Secretary	2012
All officers are elected annually by our Board of Directors. All of the executive officers have been employed by Cabot Oil & Gas Corporation for at least the last five years, except for Mr. Charles E. Dyson II and Mr. Julius Leitner.
Mr. Dyson joined the Company as the Director of Information Services in October 2015 and was promoted to Vice President of Information Services in February 2018.  Prior to joining the Company, he served as the Director of Infrastructure and Support Services at Transocean Offshore Deepwater Drilling, Inc. Mr. Dyson holds a Bachelor of Business Administration degree in Finance from Texas A&M University.
Mr. Leitner joined the Company as Vice President, Marketing in July 2017. Prior to joining the Company, Mr. Leitner held various positions with Shell Energy North America (US) L.P., including Director of Northeast Trading, Director of Producer Services, and Senior Originator, from July 1996 through July 2017. Mr. Leitner holds a Bachelor of Science degree in Biology from Boston College and a Masters of Business Administration from the Mays Business School of Texas A&M University.

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

	High	Low	Dividends
2017
First Quarter	$24.10	$20.65	$0.02
Second Quarter	$24.99	$21.42	$0.05
Third Quarter	$26.91	$24.17	$0.05
Fourth Quarter	$29.44	$24.38	$0.05
2016
First Quarter	$22.88	$15.42	$0.02
Second Quarter	$25.94	$22.23	$0.02
Third Quarter	$26.47	$23.52	$0.02
Fourth Quarter	$25.69	$20.03	$0.02
As of February 1, 2018, there were 365 registered holders of our common stock.
In January 2018, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.05 per share to $0.06 per share.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2017 regarding the number of shares of common stock that may be issued under our 2014 and 2004 incentive plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,244,739	(1)	$17.59	(2)	14,935,363	(3)
Equity compensation plans not approved by security holders	n/a		n/a		n/a
Total	3,244,739		$17.59		14,935,363
_______________________________________________________________________________

(1)
Includes 57,144 SARs to be settled in common stock, which are fully vested; 1,095,970 employee performance shares, the performance periods of which end on December 31, 2017, 2018 and 2019; 1,109,708 TSR performance shares, the performance periods of which end on December 31, 2017, 2018 and 2019; 574,354 hybrid performance shares, which vest, if at all, in 2018, 2019, and 2020; and 407,563 restricted stock units awarded to the non-employee directors, the restrictions on which lapse upon a non-employee director's departure from the Board of Directors.

(2)	Price is only with respect to the 57,144 SARs outstanding because all other outstanding awards are issued without an exercise price.

(3)
Includes 161,450 shares of restricted stock, the restrictions on which lapse on various dates in 2018, 2019 and 2020; and 14,773,913 shares that are available for future grants under the 2014 Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The shares included in the table below were repurchased on the open market and were held as treasury stock as of December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 2017	—	—	—	7,054,074
November 2017	177,900	$27.81	177,900	6,876,174
December 2017	1,822,100	$27.71	1,822,100	5,054,074
Total	2,000,000		2,000,000
In February 2018, the Board of Directors authorized an increase of 25.0 million shares to our share repurchase program. After this authorization, the total number of shares available for repurchase is 30.1 million shares.

PERFORMANCE GRAPH
The following graph compares our common stock performance ("COG") with the performance of the Standard & Poor's 500 Stock Index and the Dow Jones U.S. Exploration & Production Index for the period December 2012 through December 2017. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2012 and that all dividends were reinvested.

	December 31,
Calculated Values	2012	2013	2014	2015	2016	2017
COG	$100.00	$156.13	$119.54	$71.63	$94.94	$117.02
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Dow Jones U.S. Exploration & Production	$100.00	$131.84	$117.64	$89.72	$111.69	$113.14
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

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations Data
Operating revenues	$1,764,219	$1,155,677	$1,357,150	$2,173,011	$1,746,278
Impairment of oil and gas properties and other assets(1)	482,811	435,619	114,875	771,037	—
Earnings (loss) on equity method investments(2)	(100,486)	(2,477)	6,415	3,080	1,102
Gain (loss) on sale of assets(3)	(11,565)	(1,857)	3,866	17,120	21,351
Income (loss) from operations	(151,260)	(564,945)	(88,914)	106,186	551,582
Net income (loss)(4)	100,393	(417,124)	(113,891)	104,468	279,773
Basic earnings (loss) per share	$0.22	$(0.91)	$(0.28)	$0.25	$0.67
Diluted earnings (loss) per share	$0.22	$(0.91)	$(0.28)	$0.25	$0.66
Dividends per common share	$0.17	$0.08	$0.08	$0.08	$0.06

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data
Properties and equipment, net	$3,072,204	$4,250,125	$4,976,879	$4,925,711	$4,546,227
Total assets(5)	4,727,344	5,122,569	5,253,038	5,429,705	4,978,038
Current portion of long-term debt	304,000	—	20,000	—	—
Long-term debt(5)	1,217,891	1,520,530	1,996,139	1,743,989	1,143,958
Stockholders' equity	2,523,905	2,567,667	2,009,188	2,142,733	2,204,602
_______________________________________________________________________________

(1)	For discussion of impairment of oil and gas properties and other assets, refer to Note 3 of the Notes to the Consolidated Financial Statements.

(2)
Earnings (loss) on equity method investments in 2017 includes an other than temporary impairment of $95.9 million associated with our investment in Constitution. Refer to Note 4 of the Notes to the Consolidated Financial Statements.

(3)
Loss on sale of assets in 2017 includes an $11.9 million loss from the sale of certain proved and unproved oil and gas properties located in West Virginia, Virginia and Ohio. Gain on sale of assets in 2014 includes a $19.9 million gain from the sale of certain proved and unproved oil and gas properties located in east Texas. Gain on sale of assets in 2013 includes a $19.4 million gain from the sale of certain proved and unproved oil and gas properties located in the Oklahoma and Texas panhandles, and a $17.5 million loss from the sale of certain proved and unproved oil and gas properties located in Oklahoma, Texas and Kansas and an aggregate net gain of $19.5 million from the sale of various other oil and gas properties during the year.

(4)
Net income (loss) includes an income tax benefit of $242.9 million as a result of the remeasurement of our net deferred income tax liabilities based on the new lower corporate income tax rate associated with the Tax Act enacted in December 2017.

(5)
Effective January 1, 2016, the Company adopted Accounting Standards Update No. 2015-03 as a change in accounting principle. The Consolidated Balance Sheet as of December 31, 2015, 2014 and 2013 has been retrospectively adjusted to reflect the adoption of this guidance, resulting in a decrease of $8.9 million, $8.0 million, and $3.0 million, respectively, in both total assets and long-term debt related to the debt issuance costs on the Company's senior notes.

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
OVERVIEW
Financial and Operating Overview
Financial and operating results for the year ended December 31, 2017 compared to the year ended December 31, 2016 are as follows:

•	Equivalent production increased 58.2 Bcfe, or 9%, from 627.1 Bcfe, or 1,713.4 Mmcfe per day, in 2016 to 685.3 Bcfe, or 1,877.5 Mmcfe per day, in 2017.

•	Natural gas production increased 55.2 Bcf, or 9%, from 600.4 Bcf in 2016 to 655.6 Bcf in 2017, as a result of drilling and completion activities in Pennsylvania.

•
Crude oil/condensate/NGL production increased 0.5 Mmbbls, or 11%, from 4.5 Mmbbls in 2016 to 5.0 Mmbbls in 2017, as a result of an increase in drilling activities in south Texas, partially offset by a natural decline in production.

•	Average realized natural gas price for 2017 was $2.31 per Mcf, 36% higher than the $1.70 per Mcf price realized in 2016.

•	Average realized crude oil price for 2017 was $48.16 per Bbl, 29% higher than the $37.30 per Bbl price realized in 2016.

•	Drilled 91 gross wells (82.5 net) with a success rate of 98.9% in 2017 compared to 40 gross wells (38.0 net) with a success rate of 100.0% in 2016.

•	Completed 105 gross wells (94.2 net) in 2017 compared to 76 gross wells (76.0 net) in 2016.

•	Total capital expenditures were $757.2 million in 2017 compared to $372.5 million in 2016.

•
Average rig count during 2017 was approximately 2.0 rigs in the Marcellus Shale, approximately 1.0 rig in the Eagle Ford Shale and approximately 0.4 rigs in other areas, compared to an average rig count in the Marcellus Shale of approximately 1.1 rigs and approximately 0.3 rigs in the Eagle Ford Shale during 2016.

•	In September 2017, we received proceeds of $32.7 million primarily related to the divestiture of certain oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio.

•
In December 2017, we recognized an impairment loss of $414.3 million associated with our Eagle Ford shale oil and gas properties in south Texas and an other than temporary impairment of $95.9 million associated with our equity method investment in Constitution.

•
In December 2017, we recognized an income tax benefit of $242.9 million as a result of the remeasurement of our net deferred income tax liabilities based on the new lower corporate income tax rate associated with the enactment of the Tax Act.

•	During 2017, we repurchased 5.0 million shares of our common stock for a total cost of $123.7 million.

•	In May 2017, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.02 per share to $0.05 per share.

•	In January 2018, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.05 per share to $0.06 per share.

•	In February 2018, the Board of Directors authorized an increase of 25.0 million shares to our share repurchase program.
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
We account for our derivative instruments on a mark-to-market basis with changes in fair value recognized in operating revenues in the Consolidated Statement of Operations. As a result of these mark-to-market adjustments associated with our derivative instruments, we will experience volatility in our earnings due to commodity price volatility. Refer to “Impact of Derivative Instruments on Operating Revenues” below and Note 6 of the Notes to the Consolidated Financial Statements for more information.
Commodity prices have remained volatile but have improved during 2017 compared to the fourth quarter of 2016. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge.
We believe that we are well-positioned to manage the challenges presented in depressed commodity pricing environment, and that we can endure the continued volatility in current and future commodity prices by:

•
Continuing to exercise discipline in our capital program with the expectation of funding our capital expenditures with cash on hand, operating cash flows, and if required, borrowings under our revolving credit facility.

•	Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.

•
Continuing to manage our balance sheet, which we believe provides sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants.

•	Continuing to manage price risk by strategically hedging our natural gas and crude oil production.
FINANCIAL CONDITION
Capital Resources and Liquidity
Our primary sources of cash in 2017 were from the sale of natural gas and crude oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures (including contributions to our equity method investments), repurchase of shares of our common stock and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 11, 2017, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. As of December 31, 2017, we had no borrowings outstanding and unused commitments of $1.7 billion under our revolving credit facility.
In December 2017, we entered into an agreement to sell certain of our Eagle Ford Shale assets for $765.0 million and expect to close on the sale in the first quarter of 2018. The lenders under our revolving credit facility have agreed to waive the requirement that the borrowing base be reduced upon closing of the Eagle Ford sale provided that the sale of these assets is considered in our upcoming annual borrowing base redetermination on April 1, 2018.
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
At December 31, 2017, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. As of December 31, 2017, based on our asset coverage and leverage ratios, there were no interest rate adjustments required for our senior notes. See Note 5 of the Notes to the Consolidated Financial Statements for further details regarding our debt.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows provided by operating activities	$898,160	$397,441	$749,598
Cash flows used in investing activities	(706,153)	(353,218)	(993,334)
Cash flows provided by (used in) financing activities	(210,502)	453,805	223,296
Net increase (decrease) in cash and cash equivalents	$(18,495)	$498,028	$(20,440)
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, sales and repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At December 31, 2017 and 2016, we had a working capital surplus of $134.9 million and $458.1 million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility available to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in 2017 increased by $500.7 million when compared to 2016. This increase was primarily due to higher operating revenues, partially offset by higher operating expenses (excluding non-cash expenses) and unfavorable changes in working capital and other assets and liabilities. The increase in operating revenues was primarily due to an increase in realized natural gas and crude oil prices and higher equivalent production. Average realized natural gas and crude oil prices increased by 36% and 29%, respectively, for 2017 compared to 2016. Equivalent production increased by 9% for 2017 over 2016 as a result of higher natural gas production in the Marcellus Shale.
Net cash provided by operating activities in 2016 decreased by $352.2 million when compared to 2015. This decrease was primarily due to unfavorable changes in working capital and other assets and liabilities and lower operating revenues, partially offset by lower operating expenses (excluding non-cash expenses). The decrease in operating revenues was primarily due to a decrease in realized natural gas and crude oil prices, partially offset by an increase in equivalent production. Average realized natural gas and crude oil prices decreased by 21% and 18%, respectively, for 2016 compared to 2015. Equivalent production increased by 4% for 2016 over 2015 as a result of higher natural gas production in the Marcellus Shale, partially offset by lower crude oil production in the Eagle Ford Shale.
See "Results of Operations" for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $352.9 million from 2016 to 2017 due to an increase of $389.4 million in capital expenditures and $28.6 million higher capital contributions associated with our equity method investments, partially offset by $65.0 million higher proceeds from the sale of assets.
Cash flows used in investing activities decreased by $640.1 million from 2015 to 2016 due to a decrease of $580.4 million in capital expenditures, $16.3 million lower acquisition costs and $42.8 million higher proceeds from the sale of assets.

Financing Activities. Cash flows provided by financing activities decreased by $664.3 million from 2016 to 2017 due to $995.3 million lower net proceeds from the issuance of common stock in 2016, $123.7 million of repurchases of our common stock in 2017 and $42.7 million of higher dividend payments related to an increase in the dividend rate in 2017 and the issuance of common stock in 2016. These decreases were partially offset by $497.0 million of lower net repayments of debt due to the repayment of the outstanding balance on our revolving credit facility and certain of our senior notes with the proceeds from the issuance of common stock in 2016.
Cash flows provided by financing activities increased by $230.5 million from 2015 to 2016 due to $995.3 million of net proceeds related to the issuance of common stock and lower capitalized debt issuance costs of $4.6 million related to the amendment of our revolving credit facility and senior notes in December 2015. These increases were partially offset by $770.0 million of higher net repayments of debt due to the repayment of the outstanding balance on our revolving credit facility and certain of our senior notes with the proceeds from the issuance of common stock and $3.1 million of higher dividend payments.
Capitalization
Information about our capitalization is as follows:

	December 31,
(Dollars in thousands)	2017	2016
Debt(1)	$1,521,891	$1,520,530
Stockholders' equity	2,523,905	2,567,667
Total capitalization	$4,045,796	$4,088,197
Debt to total capitalization	38%	37%
Cash and cash equivalents	$480,047	$498,542
_______________________________________________________________________________

(1)
Includes $304.0 million of current portion of long-term debt at December 31, 2017. There were no borrowings outstanding under our revolving credit facility as of December 31, 2017 and 2016, respectively.

During 2017, we repurchased 5.0 million shares of our common stock for $123.7 million. During 2017 and 2016, we paid dividends of $78.8 million ($0.17 per share) and $36.2 million ($0.08 per share) on our common stock, respectively. In May 2017, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.02 per share to $0.05 per share.
In January 2018, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.05 per share to $0.06 per share.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations and, if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Capital expenditures
Drilling and facilities	$637,207	$359,479	$729,994
Leasehold acquisitions	102,265	2,703	20,097
Property acquisitions	—	—	16,312
Pipeline and gathering	716	1,909	2,373
Other	17,034	8,386	4,739
	757,222	372,477	773,515
Exploration expenditures(1)	21,526	27,662	27,460
Total	$778,748	$400,139	$800,975
_______________________________________________________________________________
(1) Exploration expenditures include $3.8 million, $10.1 million and $3.3 million of exploratory dry hole expenditures in 2017, 2016 and 2015, respectively.
In 2017, we drilled 91 gross wells (82.5 net) and completed 105 gross wells (94.2 net), of which 50 gross wells (44.3 net) were drilled but uncompleted in prior years. In 2018, we plan to allocate the majority of our capital to the Marcellus Shale, where we expect to drill 85 gross wells (85.0 net) and complete 95 gross wells (95.0 net). Our 2018 drilling program includes approximately $890.0 million in total capital expenditures. We will continue to assess the natural gas price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. A summary of our contractual obligations as of December 31, 2017 are set forth in the following table:

		Payments Due by Year
(In thousands)	Total	2018	2019 to 2020	2021 to 2022	2023 & Beyond
Debt	$1,528,000	$304,000	$87,000	$188,000	$949,000
Interest on debt(1)	340,278	65,947	100,780	84,002	89,549
Transportation and gathering agreements(2)	1,744,684	105,478	320,671	314,448	1,004,087
Operating leases(2)	30,005	6,541	12,298	6,623	4,543
Equity investment contribution commitments(3)	75,000	60,000	15,000	—	—
Total contractual obligations	$3,717,967	$541,966	$535,749	$593,073	$2,047,179
_______________________________________________________________________________

(1)
Interest payments have been calculated utilizing the rates associated with our senior notes outstanding at December 31, 2017, assuming that our senior notes will remain outstanding through their respective maturity dates.

(2)	For further information on our obligations under transportation and gathering agreements and operating leases, see Note 9 of the Notes to the Consolidated Financial Statements.

(3)	For further information on our equity investment contribution commitments, see Note 4 of the Notes to the Consolidated Financial Statements.
Amounts related to our asset retirement obligation are not included in the above table given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligation at December 31, 2017 was $64.3 million, of which $15.7 million was classified as liabilities held for sale. See Note 8 of the Notes to the Consolidated Financial Statements for further details.
We have no off-balance sheet debt or other similar unrecorded obligations.

Potential Impact of Our Critical Accounting Policies
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements. The preparation of the Consolidated Financial Statements, which is in accordance with accounting principles generally accepted in the United States, requires management to make certain estimates and judgments that affect the amounts reported in our financial statements and the related disclosures of assets and liabilities. The following accounting policies are our most critical policies requiring more significant judgments and estimates. We evaluate our estimates and assumptions on a regular basis. Actual results could differ from those estimates.
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
Our rate of recording depreciation, depletion and amortization (DD&A) expense is dependent upon our estimate of proved and proved developed reserves, which are utilized in our unit-of-production calculation. If the estimates of proved reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it uneconomic to drill and produce higher cost fields. A 5% positive or negative revision to proved reserves would result in a decrease of $0.03 per Mcfe and an increase of $0.04 per Mcfe, respectively, on our DD&A rate. Revisions in significant fields may individually affect our DD&A rate. It is estimated that a positive or negative reserve revision of 10% in one of our most productive fields would result in a decrease of $0.04 per Mcfe and an increase of $0.05 per Mcfe, respectively, on our total DD&A rate. These estimated impacts are based on current data, and actual events could require different adjustments to our DD&A rate.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to our undeveloped acreage amortization based on past drilling and exploration experience, our expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. Historically, the average property life in each of the geographical areas has not significantly changed and generally range from three to five years. The commodity price environment may impact the capital available for exploration projects as well as development drilling. We have considered these impacts when determining the amortization rate of our undeveloped acreage, especially in exploratory areas. If the average unproved property life decreases or increases by one year, the amortization would increase by approximately $11.7 million or decrease by approximately $9.6 million, respectively, per year.
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
Asset Retirement Obligations
The majority of our asset retirement obligations (ARO) relates to the plugging and abandonment of oil and gas wells. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. The recognition of an asset retirement obligation requires management to make assumptions that include estimated plugging and abandonment costs, timing of settlements, inflation rates and discount rate. In periods subsequent to initial measurement, the asset retirement cost is depreciated using the units-of-production method, while increases in the discounted ARO liability resulting from the passage of time (accretion expense) are reflected as depreciation, depletion and amortization expense.
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
Our derivative contracts are measured based on quotes from our counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term, as applicable. These estimates are derived from or verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of fair value also incorporates a credit adjustment for non-performance risk. We measure the non-performance risk of our counterparties by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
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
OTHER ISSUES AND CONTINGENCIES
Regulations. Our operations are subject to various types of regulation by federal, state and local authorities. See the "Other Business Matters" section of Item 1 for a discussion of these regulations.
Restrictive Covenants. Our ability to incur debt and to make certain types of investments is subject to certain restrictive covenants in our various debt instruments. Among other requirements, our senior note agreements and our revolving credit agreement specify a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0 and a minimum asset coverage ratio of the present value of proved reserves before income taxes plus adjusted cash to indebtedness and other liabilities of 1.25 to 1.0, which increases to a ratio of 1.75 to 1.0 beginning on January 1, 2018 and thereafter. Our revolving credit agreement also requires us to maintain a minimum current ratio of 1.0 to 1.0. At December 31, 2017, we were in compliance with all restrictive financial covenants in both our senior note agreements and our revolving credit agreement.
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
RESULTS OF OPERATIONS
2017 and 2016 Compared
We reported net income for 2017 of $100.4 million, or $0.22 per share, compared to net loss for 2016 of $417.1 million, or $0.91 per share. The increase in net income was primarily due to higher operating revenues and higher income tax benefit, partially offset by higher operating expenses and loss on sale of assets.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Year Ended December 31,		Variance
Revenue Variances (In thousands)	2017	2016	Amount	Percent
Natural gas	$1,506,078	$1,022,590	$483,488	47%
Crude oil and condensate	212,338	151,106	61,232	41%
Gain (loss) on derivative instruments	16,926	(38,950)	55,876	143%
Brokered natural gas	17,217	13,569	3,648	27%
Other	11,660	7,362	4,298	58%
	$1,764,219	$1,155,677	$608,542	53%

	Year Ended December 31,		Variance		Increase (Decrease) (In thousands)
	2017	2016	Amount	Percent
Price Variances
Natural gas	$2.30	$1.70	$0.60	35%	$389,648
Crude oil and condensate	$47.81	$37.65	$10.16	27%	45,118
Total					$434,766
Volume Variances
Natural gas (Bcf)	655.6	600.4	55.2	9%	$93,840
Crude oil and condensate (Mbbl)	4,441	4,013	428	11%	16,114
Total					$109,954
Natural Gas Revenues
The increase in natural gas revenues of $483.5 million was due to higher natural gas prices and production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $61.2 million was due to higher production and crude oil prices.
Impact of Derivative Instruments on Operating Revenues

	Year Ended December 31,
(In thousands)	2017	2016
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$8,056	$(1,682)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	8,870	(37,268)
	$16,926	$(38,950)
Brokered Natural Gas

	Year Ended December 31,				Variance		Price and Volume Variances (In thousands)
	2017		2016		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$3.14		$2.55	$0.59	23%	$3,236
Volume brokered (Mmcf)	x	5,485	x	5,321	164	3%	412
Brokered natural gas (In thousands)		$17,217		$13,569			$3,648

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.78		$2.03	$0.75	37%	$4,114
Volume brokered (Mmcf)	x	5,485	x	5,321	164	3%	353
Brokered natural gas (In thousands)		$15,252		$10,785			$4,467

Brokered natural gas margin (In thousands)		$1,965		$2,784			$(819)
The $0.8 million decrease in brokered natural gas margin is a result of an increase in purchase price that outpaced the increase in sales price and higher brokered volumes.

Operating and Other Expenses

	Year Ended December 31,		Variance
(In thousands)	2017	2016	Amount	Percent
Operating and Other Expenses
Direct operations	$102,310	$100,696	$1,614	2%
Transportation and gathering	481,439	436,542	44,897	10%
Brokered natural gas	15,252	10,785	4,467	41%
Taxes other than income	33,487	29,223	4,264	15%
Exploration	21,526	27,662	(6,136)	(22)%
Depreciation, depletion and amortization	568,817	590,128	(21,311)	(4)%
Impairment of oil and gas properties and other assets	482,811	435,619	47,192	11%
General and administrative	97,786	85,633	12,153	14%
	$1,803,428	$1,716,288	$87,140	5%

Earnings (loss) on equity method investments	$(100,486)	$(2,477)	$(98,009)	3,957%
Loss on sale of assets	(11,565)	(1,857)	(9,708)	523%
Interest expense, net	82,130	88,336	(6,206)	(7)%
Loss on debt extinguishment	—	4,709	(4,709)	(100)%
Other expense (income)	(4,955)	1,609	6,564	(408)%
Income tax benefit	(328,828)	(242,475)	86,353	(36)%
Total costs and expenses from operations increased by $87.1 million from 2016 to 2017. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $1.6 million largely due to an increase in operating costs primarily driven by higher production, partially offset by improved operational efficiencies in 2017 compared to 2016 and the sale of our operations in West Virginia, Virginia and Ohio in the third quarter of 2017.

•	Transportation and gathering increased $44.9 million due to higher throughput as a result of higher Marcellus Shale production.

•	Brokered natural gas increased $4.5 million from 2016 to 2017. See the preceding table titled "Brokered Natural Gas" for further analysis.

•
Taxes other than income increased $4.3 million due to $4.5 million higher production taxes in Texas primarily resulting from higher natural gas and crude oil prices and $2.5 million higher drilling impact fees due to an increase in drilling activity in Pennsylvania. These increases were offset by $2.9 million lower ad valorem taxes as a result of lower property values primarily in south Texas.

•
Exploration decreased $6.1 million as a result of a $6.3 million decrease in exploratory dry hole expense and lower charges related to the release of certain drilling rig contracts in south Texas. These decreases were partially offset by an increase of $3.0 million in geological and geophysical costs associated with our new exploratory areas. During 2017, we recorded no rig termination charges, compared to $1.7 million during 2016.

•
Depreciation, depletion and amortization decreased $21.3 million, of which $92.8 million was due to a lower DD&A rate of $0.73 per Mcfe for 2017 compared to $0.87 per Mcfe for 2016, partially offset by a $50.6 million increase due to higher equivalent production volumes. The lower DD&A rate was primarily due to lower cost reserve additions and the impairment charge recorded in the second quarter of 2016 associated with higher DD&A rate fields. In addition, amortization of unproved properties increased $27.8 million in 2017 as a result of higher lease acquisition costs and amortization rates.

•
Impairment of oil and gas properties and other assets was $482.8 million in 2017 due to the $414.3 million impairment of oil and gas properties located in south Texas and $68.6 million impairment of oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio. In 2016, we recognized an impairment of oil and gas properties and other assets of $435.6 million due to the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia.

•
General and administrative increased $12.2 million due to higher stock-based compensation expense of $8.1 million associated with certain of our market-based performance share awards, $3.8 million higher employee-related expenses and $3.2 million of severance costs for employees terminated as a result of its sale of oil and gas properties located in West Virginia, Virginia and Ohio. These increases were partially offset by $5.5 million lower professional services. The remaining changes were not individually significant.

Earnings (Loss) on Equity Method Investments
The increase in loss on equity method investments is due to an other than temporary impairment of $95.9 million associated with our equity method investment in Constitution and recording our proportionate share of net losses from our equity method investments which increased in 2017 compared to 2016.
Loss on Sale of Assets
Loss on sale of assets increased $9.7 million due to the Company's sale of certain oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio. During 2016, we recognized a net aggregate loss of $1.9 million primarily due to the sale of certain of our oil and gas properties in Texas.
Interest Expense, net
Interest expense decreased $6.2 million primarily due to a $1.8 million increase in interest income and a $2.1 million decrease in interest expense resulting from the repayment of the outstanding borrowings under our revolving credit facility in March 2016, which has remained undrawn through December 31, 2017. Interest expense also decreased $2.4 million resulting from the repurchase of $64.0 million of our 6.51% weighted-average senior notes in May 2016 and the repayment of $20.0 million of our 7.33% weighted-average senior notes in July 2016.
Loss on Debt Extinguishment
A $4.7 million debt extinguishment loss was recognized in the second quarter of 2016 related to the premium paid for the repurchase of a portion of our 6.51% weighted-average senior notes in May 2016 and the write-off of a portion of the associated deferred financing costs due to early repayment.
Other Expense (Income)
Other income increased $6.6 million primarily due to a curtailment gain of $4.9 million on postretirement benefits as a result of the termination of approximately 100 employees in West Virginia.
Income Tax Benefit
Income tax benefit increased $86.4 million due to a higher effective tax rate, partially offset by a lower pretax loss. The effective tax rates for 2017 and 2016 were 143.9% and 36.8%, respectively. The increase in the effective tax rate is primarily due to the impact of the tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act") that was enacted in December 2017. The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018. Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional discussion on the impact of the Tax Act on our financial results.
Excluding the impact of any discrete items, the provisions of the Tax Act are expected to reduce our 2018 effective income tax rate to approximately 24.0% to 26.0%. However, this rate may fluctuate based on a number of factors, including but not limited to changes in enacted federal and/or state rates that occur during the year, changes in our executive compensation, the amount of excess tax benefits on stock based compensation, as well as changes in the composition and location of our asset base, our employees and our customers.
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
Impact of Derivative Instruments on Operating Revenues

	Year Ended December 31,
(In thousands)	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	(1,682)	194,289
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(37,268)	(137,603)
	$(38,950)	$56,686

Brokered Natural Gas

	Year Ended December 31,				Variance		Price and Volume Variances (In thousands)
	2016		2015		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.55		$2.83	$(0.28)	(10)%	$(1,490)
Volume brokered (Mmcf)	x	5,321	x	5,784	(463)	(8)%	(1,324)
Brokered natural gas (In thousands)		$13,569		$16,383			$(2,814)

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.03		$2.18	$(0.15)	(7)%	$(798)
Volume brokered (Mmcf)	x	5,321	x	5,784	(463)	(8)%	(1,009)
Brokered natural gas (In thousands)		$10,785		$12,592			$(1,807)

Brokered natural gas margin (In thousands)		$2,784		$3,791			$(1,007)
The $1.0 million decrease in brokered natural gas margin is a result of a decrease in sales price that outpaced the decrease in purchase price and lower brokered volumes.
Operating and Other Expenses

	Year Ended December 31,		Variance
(In thousands)	2016	2015	Amount	Percent
Operating and Other Expenses
Direct operations	$100,696	$140,814	$(40,118)	(28)%
Transportation and gathering	436,542	427,588	8,954	2%
Brokered natural gas	10,785	12,592	(1,807)	(14)%
Taxes other than income	29,223	42,809	(13,586)	(32)%
Exploration	27,662	27,460	202	1%
Depreciation, depletion and amortization	590,128	622,211	(32,083)	(5)%
Impairment of oil and gas properties and other assets	435,619	114,875	320,744	279%
General and administrative	85,633	67,996	17,637	26%
	$1,716,288	$1,456,345	$259,943	18%

Earnings (loss) on equity method investments	$(2,477)	$6,415	$(8,892)	(139)%
Gain (loss) on sale of assets	(1,857)	3,866	(5,723)	(148)%
Loss on debt extinguishment	4,709	—	4,709	100%
Interest expense, net	88,336	96,911	(8,575)	(9)%
Other expense (income)	1,609	1,448	161	11%
Income tax benefit	(242,475)	(73,382)	169,093	230%
Total costs and expenses from operations increased by $259.9 million from 2015 to 2016. The primary reasons for this fluctuation are as follows:

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

•
Impairment of oil and gas properties and other assets was $435.6 million in 2016 due to the impairment of oil and gas properties and related pipeline assets in West Virginia and Virginia. In 2015, we recognized an impairment of oil and gas properties of $114.9 million related to certain fields in south Texas, east Texas and Louisiana. The impairment of these fields was due to a significant decline in commodity prices in late 2015.

•
General and administrative increased $17.6 million due to higher stock-based compensation expense of $12.3 million primarily the result of an increase in the Company's stock price during 2016 compared to 2015 and $2.7 million higher professional services. The remaining changes were not individually significant.

Earnings (Loss) on Equity Method Investments
The increase in loss on equity method investments is due to recording our proportionate share of net losses from our equity method investments which increased in 2016 compared to 2015.
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
Interest Expense, net
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
As of December 31, 2017, we had the following outstanding financial commodity derivatives:

				Collars
				Floor		Ceiling		Basis Swaps	Asset
Type of Contract	Volume		Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	(Liability) (In thousands)
Financial contracts
Natural gas (Leidy)	17.7	Bcf	Jan. 2018 - Dec. 2018					$(0.71)	(1,168)
Natural gas (Transco)	21.3	Bcf	Jan. 2018 - Dec. 2019					$0.42	1,097
Crude oil (WTI/LLS)	2.9	Mmbbl	Jan. 2018 - Dec. 2018	$—	$55.00	$63.35-$63.80	$63.62		(6,121)
									$(6,192)
In January 2018, we entered into the following financial commodity derivative contracts:

				Swaps	Basis Swaps
Type of Contract	Volume		Contract Period	Weighted- Average	Weighted- Average
Financial contracts
Natural gas (NYMEX)	84.4	Bcf	Feb. 2018 - Dec. 2018	$2.93
Natural gas (NYMEX)	13.3	Bcf	Feb. 2018 - Oct. 2018	$3.10
Natural gas (Leidy)	16.2	Bcf	Feb. 2018 - Dec. 2018		$(0.68)
In the above tables, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

As of December 31, 2017, we had the following outstanding physical commodity derivatives:

Type of Contract	Volume		Contract Period	Weighted-Average Fixed Price	Asset (Liability) (In thousands)
Physical contracts
Natural gas purchase	81.2	Bcf	Jan. 2018 - Oct. 2018	$3.70	(12,745)
Natural gas sales	11.7	Bcf	Jan. 2018 - Feb. 2018	$4.71	(9,471)
					$(22,216)
In the table above, natural gas prices are stated per Mcf.
In January 2018, the Company terminated certain physical purchase contracts prior to their settlement date. The termination did not have a material impact on the Consolidated Financial Statements, as the contracts were previously recognized at fair value.
The amounts set forth in the tables above represent our total unrealized derivative position at December 31, 2017 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions in which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
A significant portion of our expected natural gas and crude oil production for 2018 and beyond is currently unhedged and directly exposed to the volatility in natural gas and crude oil market prices, whether favorable or unfavorable.
During 2017, natural gas collars with floor prices of $3.09 per Mcf and ceiling prices ranging from $3.42 to $3.45 per Mcf covered 35.5 Bcf, or 5% of natural gas production at an average price of $3.20 per Mcf. Natural gas swaps covered 51.7 Bcf, or 8%, of natural gas production at a weighted-average price of $3.23 per Mcf. Crude oil collars with floor prices of $50.00 per Bbl and ceiling prices ranging from $56.25 to $56.50 per Bbl covered 1.8 Mmbbl, or 41%, of crude oil production at a weighted-average price of $51.78 per Bbl.
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

The carrying amount and fair value of debt is as follows:

	December 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,521,891	$1,527,624	$1,520,530	$1,463,643
Current maturities	(304,000)	(312,055)	—	—
Long-term debt, excluding current maturities	$1,217,891	$1,215,569	$1,520,530	$1,463,643

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cabot Oil & Gas Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cabot Oil & Gas Corporation as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2018

We have served as the Company’s auditor since 1989.

CABOT OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
(In thousands, except share amounts)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$480,047	$498,542
Accounts receivable, net	216,004	191,045
Income taxes receivable	56,666	10,298
Inventories	8,006	13,304
Current assets held for sale	1,440	—
Other current assets	2,794	2,692
Total current assets	764,957	715,881
Properties and equipment, net (Successful efforts method)	3,072,204	4,250,125
Equity method investments	86,077	129,524
Assets held for sale	778,855	—
Other assets	25,251	27,039
	$4,727,344	$5,122,569
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$238,045	$168,411
Current portion of long-term debt	304,000	—
Accrued liabilities	27,441	21,492
Interest payable	27,575	27,650
Derivative instruments	30,637	40,259
Current liabilities held for sale	2,352	—
Total current liabilities	630,050	257,812
Long-term debt, net	1,217,891	1,520,530
Deferred income taxes	227,030	579,447
Asset retirement obligations	43,601	131,733
Liabilities held for sale	15,748	—
Postretirement benefits	29,396	36,259
Other liabilities	39,723	29,121
Total liabilities	2,203,439	2,554,902

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2017 and 2016, respectively
Issued — 475,547,419 shares and 475,042,692 shares in 2017 and 2016, respectively	47,555	47,504
Additional paid-in capital	1,742,419	1,727,310
Retained earnings	1,162,430	1,098,703
Accumulated other comprehensive income	2,077	985
Less treasury stock, at cost:
14,935,926 shares and 9,892,680 shares in 2017 and 2016, respectively	(430,576)	(306,835)
Total stockholders' equity	2,523,905	2,567,667
	$4,727,344	$5,122,569
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
OPERATING REVENUES
Natural gas	$1,506,078	$1,022,590	$1,025,044
Crude oil and condensate	212,338	151,106	248,211
Gain (loss) on derivative instruments	16,926	(38,950)	56,686
Brokered natural gas	17,217	13,569	16,383
Other	11,660	7,362	10,826
	1,764,219	1,155,677	1,357,150
OPERATING EXPENSES
Direct operations	102,310	100,696	140,814
Transportation and gathering	481,439	436,542	427,588
Brokered natural gas	15,252	10,785	12,592
Taxes other than income	33,487	29,223	42,809
Exploration	21,526	27,662	27,460
Depreciation, depletion and amortization	568,817	590,128	622,211
Impairment of oil and gas properties and other assets	482,811	435,619	114,875
General and administrative	97,786	85,633	67,996
	1,803,428	1,716,288	1,456,345
Earnings (loss) on equity method investments	(100,486)	(2,477)	6,415
Gain (loss) on sale of assets	(11,565)	(1,857)	3,866
LOSS FROM OPERATIONS	(151,260)	(564,945)	(88,914)
Interest expense, net	82,130	88,336	96,911
Loss on debt extinguishment	—	4,709	—
Other expense (income)	(4,955)	1,609	1,448
Loss before income taxes	(228,435)	(659,599)	(187,273)
Income tax benefit	(328,828)	(242,475)	(73,382)
NET INCOME (LOSS)	$100,393	$(417,124)	$(113,891)

Earnings (loss) per share
Basic	$0.22	$(0.91)	$(0.28)
Diluted	$0.22	$(0.91)	$(0.28)

Weighted-average common shares outstanding
Basic	463,735	456,847	413,696
Diluted	465,551	456,847	413,696

Dividends per common share	$0.17	$0.08	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income (loss)	$100,393	$(417,124)	$(113,891)
Postretirement benefits:
Net gain (loss)(1)	(2,634)	1,794	1,786
Prior service credit (cost)(2)	5,449	(514)	—
Amortization of prior service cost(3)	(1,723)	70	—
Total other comprehensive income	1,092	1,350	1,786
Comprehensive income (loss)	$101,485	$(415,774)	$(112,105)
_______________________________________________________________________________

(1)	Net of income taxes of $1,544, $(1,052) and $(1,043) for the year ended December 31, 2017, 2016 and 2015, respectively.

(2)	Net of income taxes of $(3,194) and $301 for the year ended December 31, 2017 and 2016, respectively.

(3)	Net of income taxes of $1,010 and $(41) for the year ended December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$100,393	$(417,124)	$(113,891)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	568,817	590,128	622,211
Impairment of oil and gas properties and other assets	482,811	435,619	114,875
Deferred income tax benefit	(321,113)	(230,707)	(72,968)
(Gain) loss on sale of assets	11,565	1,857	(3,866)
Exploratory dry hole cost	3,820	10,120	3,452
(Gain) loss on derivative instruments	(16,926)	38,950	(56,686)
Net cash received (paid) in settlement of derivative instruments	8,056	(1,682)	194,289
(Earnings) loss on equity method investments	100,486	2,477	(6,415)
Amortization of debt issuance costs	4,774	5,083	4,454
Stock-based compensation and other	33,419	25,982	13,645
Changes in assets and liabilities:
Accounts receivable, net	(25,036)	(71,060)	112,406
Income taxes	(46,368)	(5,975)	(711)
Inventories	1,334	3,044	(3,023)
Other current assets	(104)	(21)	(817)
Accounts payable and accrued liabilities	(2,552)	10,858	(55,217)
Interest payable	(75)	(2,573)	(455)
Other assets and liabilities	(5,141)	2,465	(1,685)
Net cash provided by operating activities	898,160	397,441	749,598
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(764,558)	(375,153)	(955,602)
Acquisitions	—	—	(16,312)
Proceeds from sale of assets	115,444	50,419	7,653
Investment in equity method investments	(57,039)	(28,484)	(29,073)
Net cash used in investing activities	(706,153)	(353,218)	(993,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	—	90,000	877,000
Repayments of debt	—	(587,000)	(604,000)
Treasury stock repurchases	(123,741)	—	—
Sale of common stock, net	—	995,279	—
Dividends paid	(78,838)	(36,187)	(33,090)
Tax withholding on vesting of stock awards	(7,973)	(5,064)	(8,861)
Capitalized debt issuance costs	—	(3,223)	(7,838)
Other	50	—	85
Net cash (used in) provided by financing activities	(210,502)	453,805	223,296
Net (decrease) increase in cash and cash equivalents	(18,495)	498,028	(20,440)
Cash and cash equivalents, beginning of period	498,542	514	20,954
Cash and cash equivalents, end of period	$480,047	$498,542	$514
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2014	422,915	$42,292	9,893	$(306,835)	$710,432	$(2,151)	$1,698,995	$2,142,733
Net loss	—	—	—	—	—	—	(113,891)	(113,891)
Exercise of stock appreciation rights	40	4	—	—	(946)	—	—	(942)
Stock amortization and vesting	814	81	—	—	12,511	—	—	12,592
Cash dividends at $0.08 per share	—	—	—	—	—	—	(33,090)	(33,090)
Other comprehensive income	—	—	—	—	—	1,786	—	1,786
Balance at December 31, 2015	423,769	$42,377	9,893	$(306,835)	$721,997	$(365)	$1,552,014	$2,009,188
Net loss	—	—	—	—	—	—	(417,124)	(417,124)
Issuance of common stock	50,600	5,060	—	—	990,229	—	—	995,289
Exercise of stock appreciation rights	28	3	—	—	(201)	—	—	(198)
Stock amortization and vesting	646	64	—	—	16,867	—	—	16,931
Sale of stock held in rabbi trust	—	—	—	—	544	—	—	544
Stock-based compensation	—	—	—	—	(2,126)	—	—	(2,126)
Cash dividends at $0.08 per share	—	—	—	—	—	—	(36,187)	(36,187)
Other comprehensive income	—	—	—	—	—	1,350	—	1,350
Balance at December 31, 2016	475,043	$47,504	9,893	$(306,835)	$1,727,310	$985	$1,098,703	$2,567,667
Net income	—	—	—	—	—	—	100,393	100,393
Exercise of stock appreciation rights	137	14	—	—	(14)	—	—	—
Stock amortization and vesting	367	37	—	—	15,123	—	—	15,160
Purchase of treasury stock	—	—	5,043	(123,741)	—	—	—	(123,741)
Cash dividends at $0.17 per share	—	—	—	—	—	—	(78,838)	(78,838)
Other comprehensive income	—	—	—	—	—	1,092	—	1,092
Cumulative effect from accounting change	—	—	—	—	—	—	42,172	42,172
Balance at December 31, 2017	475,547	$47,555	14,936	$(430,576)	$1,742,419	$2,077	$1,162,430	$2,523,905
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Nature of Operations
Cabot Oil & Gas Corporation and its subsidiaries (the Company) are engaged in the development, exploitation, exploration, production and marketing of natural gas, oil and NGLs exclusively within the continental United States. The Company's exploration and development activities are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs.
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
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in four financial institutions at December 31, 2017. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts for receivables that the Company determines to be uncollectible based on the specific identification method.
Inventories
Inventories are comprised of tubular goods and well equipment and pipeline imbalances. Tubular goods and well equipment balances are carried at average cost.
Natural gas gathering and pipeline operations normally include imbalance arrangements with the pipeline. The volumes of natural gas due to or from the Company under imbalance arrangements are recorded at actual selling or purchase prices, as the case may be, and are adjusted monthly to market prices.
Equity Method Investments
The Company accounts for its investments in entities over which the Company has significant influence, but not control, using the equity method of accounting. Under the equity method of accounting, the Company increases its investment for contributions made and records its proportionate share of net earnings, declared dividends and partnership distributions based on the most recently available financial statements of the investee. The Company records the activity for its equity method investments on a one month lag. In addition, the Company evaluates its equity method investments for potential impairment whenever events or changes in circumstances indicate that there is an other than temporary decline in the value of the investment.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to the Company's undeveloped acreage amortization based on past drilling and exploration experience, the Company's expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. During 2017, 2016 and 2015, amortization associated with the Company's unproved properties was $52.8 million, $25.0 million and $41.4 million, respectively, and is included in depreciation, depletion, and amortization in the Consolidated Statement of Operations.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The asset retirement costs are depreciated using the units-of-production method. At December 31, 2017, there were no assets legally restricted for purposes of settling asset retirement obligations.
Additional retirement obligations increase the liability associated with new oil and gas wells and other facilities as these obligations are incurred. Accretion expense is included in depreciation, depletion and amortization expense in the Consolidated Statement of Operations.
Derivative Instruments and Hedging Activities
The Company enters into financial derivative contracts, primarily swaps, collars and basis swaps, to manage its exposure to price fluctuations on a portion of its anticipated future natural gas and crude oil production. The Company’s credit agreement restricts the ability of the Company to enter into commodity derivatives other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and where such derivatives do not subject the Company to material speculative risks. All of the Company’s derivatives are used for risk management purposes and are not held for trading purposes. We have elected not to designate our financial derivative instruments as accounting hedges under the accounting guidance.
The Company evaluates all of its physical oil and gas purchase and sale contracts to determine if they meet the definition of a derivative. For contracts that meet the definition of a derivative, the Company may elect the normal purchase normal sale (NPNS) exception provided under the accounting guidance and account for the contract using the accrual method of accounting. Contracts that do not qualify for or for which the Company elects not to apply the NPNS exception are accounted for at fair value.
All derivatives, except for derivatives that qualify for the NPNS exception, are recognized on the balance sheet and are measured at fair value. At the end of each quarterly period, these derivatives are marked to market. As a result, changes in the fair value of derivatives are recognized in operating revenues in gain (loss) on derivative instruments. The resulting cash flows are reported as cash flows from operating activities.
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
Producer Gas Imbalances.    The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. Under this method, a natural gas imbalance liability is recorded if the Company's excess takes of natural gas exceed its estimated remaining proved developed reserves for these properties at the actual price realized upon the gas sale. A receivable is recognized only to the extent an imbalance cannot be recouped from the reserves in the underlying properties. The Company’s aggregate imbalance positions at December 31, 2017 and 2016 were not material.
Brokered Natural Gas.    Revenues and expenses related to brokered natural gas activity are reported gross as part of operating revenues and operating expenses in accordance with applicable accounting standards. The Company buys and sells natural gas utilizing separate purchase and sale transactions, typically with separate counterparties, whereby the Company and/or the counterparty takes title to the natural gas purchased or sold.

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
Effective January 1, 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires the Company to record excess tax benefits and tax deficiencies on stock-based compensation in the income statement upon vesting of the respective awards. Prior to the adoption of ASU 2016-09, excess benefits were recorded in additional paid-in capital in the Consolidated Balance Sheet and tax deficiencies reduced additional paid-in capital to the extent they offset previously recorded tax benefits. As a result of the adoption of ASU 2016-09, excess tax benefits and tax deficiencies are included in cash flows from operating activities.
Cash paid by the Company when directly withholding shares from employee stock-based compensation awards for tax-withholding purposes are classified as financing activities in the Consolidated Statement of Cash Flow.
Refer to Recently Adopted Accounting Pronouncements that follow for further information with respect to the adoption of ASU 2016-09.
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
During the years ended December 31, 2017, 2016 and 2015, two customers accounted for approximately 18% and 11%, two customers accounted for approximately 19% and 10% and two customers accounted for approximately 16% and 14%, respectively, of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect because alternative customers are readily available.

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
Recently Adopted Accounting Pronouncements
Stock-Based Compensation. In March 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, as an amendment to ASC Topic 718. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company elected to apply this guidance on a prospective basis.
The Company adopted this guidance effective January 1, 2017. The recognition of previously unrecognized windfall tax benefits resulted in a cumulative-effect adjustment of $42.2 million, which increased retained earnings and decreased net deferred tax liabilities by the same amount as of the beginning of 2017. Effective January 1, 2017, cash paid by the Company when directly withholding shares from employee awards for tax-withholding purposes was classified as a financing activity. This change was recognized retrospectively beginning January 1, 2015. Prior periods have been adjusted as follows:

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
Accounting Changes and Error Corrections. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Venture (Topic 323), which states that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance in certain issued but not yet adopted ASUs, including Leases and Revenue Recognition, was also updated to reflect this amendment. This guidance was effective immediately. The adoption of this guidance impacted the Company’s disclosures but had no effect on its financial position, results of operations or cash flows.
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
The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. The Company elected to early adopt this guidance effective January 1, 2017. The reclassification of interest and amortization of prior service cost resulted in an increase in operating income and an increase in other expense (non-operating expense) of $1.6 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.
Recently Issued Accounting Pronouncements
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, as an amendment to ASC Subtopic 825-10. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other items, this update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. This impairment assessment reduces the complexity of the other than temporary impairment guidance that entities follow currently. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption of this amendment is not permitted. The adoption of this guidance will change the methodology that the Company uses to evaluate its equity method investments for impairment. The Company is currently evaluating the effect that adopting this guidance will have on its financial position, results of operation or cash flows.
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases, as a new Topic, ASC Topic 842. The new lease guidance supersedes Topic 840. The core principle of the guidance is that a company should recognize the assets and liabilities that arise from leases. This ASU does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU is to be adopted using a modified retrospective approach. The Company plans to adopt this guidance effective January 1, 2019. To date the Company has determined that right to use assets and related liabilities will increase as a result of the adoption of this guidance; however, the extent to which this increase impacts the financial position, results of operations or cash flows has not yet been determined.
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
The Company plans to adopt this guidance effective January 1, 2018 using the modified retrospective method applied to contracts that are not completed as of that date. The Company has not identified changes to its revenue recognition policies that would result in a material adjustment to the opening balance of retained earnings on January 1, 2018. The Company has also evaluated its agreements with royalty and nonoperated partners for principal versus agent consideration and determined that there are no changes to its existing policies regarding these transactions. Adopting this guidance will result in increased disclosures related to revenue recognition policies and disaggregation of revenue in future disclosures in the Company’s Consolidated Financial Statements. As allowed by the practical expedients under Topic 606, the Company does not plan to provide expanded disclosures with respect to the value of unsatisfied performance obligations for contracts with variable consideration or with an original term of one year or less.
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
The Company expects to classify distributions it receives from its equity method investees based on the nature of distributions approach in which distributions received are classified on the basis of the nature of the activity that generated the distribution as either a return on investment (cash inflows from operating activities) or a return of investment (cash inflows from investing activities). The Company is not currently receiving any distributions from its equity method investees; however, if material distributions are received in the future, the impact on its cash flows could be material. The Company plans to adopt this guidance effective January 1, 2018. The Company has not identified any changes to the remaining areas of this guidance that upon adoption will have a material effect on its cash flows.
2. Divestitures
The Company recognized an aggregate net gain (loss) on sale of assets of $(11.6) million, $(1.9) million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In September 2017, the Company sold certain proved and unproved oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio for $41.3 million, and recognized an $11.9 million loss on sale of assets. During the second quarter of 2017, the Company had classified these assets as held for sale and recorded an impairment charge of $68.6 million associated with the proposed sale of these properties.
In February 2016, the Company completed the divestiture of certain proved and unproved oil and gas properties in east Texas for $56.4 million and recognized a $0.5 million gain on sale of assets. The purchase price included a $6.3 million deposit that was received in the fourth quarter of 2015.
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

	December 31,
(In thousands)	2017	2016
Proved oil and gas properties	$4,932,512	$7,437,604
Unproved oil and gas properties	190,474	260,543
Gathering and pipeline systems	1,569	187,846
Land, building and other equipment	82,670	84,462
	5,207,225	7,970,455
Accumulated depreciation, depletion and amortization	(2,135,021)	(3,720,330)
	$3,072,204	$4,250,125
Assets Held for Sale
On December 11, 2017, the Company entered into an agreement to sell its operated and non-operated Haynesville Shale assets to an undisclosed buyer for $30.0 million, subject to customary purchase price adjustments, and classified these assets as held for sale. The Company expects to close this transaction in the first half of 2018.
On December 19, 2017, the Company entered into an agreement to sell its operated and non-operated Eagle Ford Shale assets to an affiliate of Venado Oil & Gas LLC for $765.0 million, subject to customary closing conditions and purchase price adjustments, and classified these assets as held for sale. The Company expects to close this transaction in the first quarter of 2018.

Balance sheet data related to the assets held for sale is as follows:

(In thousands)	December 31, 2017
ASSETS
Inventories	$1,440
Properties and equipment, net	778,855
780,295
LIABILITIES
Accounts payable	2,352
Asset retirement obligations	15,748
18,100
Net assets held for sale	$762,195
The assets held for sale as of December 31, 2017 do not qualify for discontinued operations as they do not represent a strategic shift that will have a major effect of the Company's operations or financial results.
Impairment of Oil and Gas Properties and Other Assets
In December 2017, the Company recorded an impairment of $414.3 million associated with its Eagle Ford Shale oil and gas properties located in south Texas. The impairment of these properties was due to the anticipated sale of these assets, as demonstrated by the execution of a purchase and sale agreement with a third party on December 19, 2017. These assets were designated as held for sale and were reduced to fair value of approximately $765.6 million.
In June 2017, the Company recorded an impairment of $68.6 million associated with its proposed sale of oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio. These assets were designated as held for sale as of June 30, 2017 and were reduced to fair value of approximately $37.9 million.
In December 2016, the Company recorded an impairment of $435.6 million associated with oil and gas properties and related pipeline assets located in West Virginia and Virginia. In the fourth quarter of 2016, although oil and natural gas prices had improved since late 2015, the Company performed an impairment test of its West Virginia and Virginia fields because it had then determined that it was more likely than not that we would dispose of these assets significantly earlier than their remaining expected useful life. As a result of its step one assessment, which was based on a probability weighted assessment that considered the anticipated disposition of these assets earlier than their remaining expected useful life, the Company determined that these assets were impaired which resulted in an impairment charge of $435.6 million. These assets were reduced to fair value of approximately $89.2 million. The fair value of these assets was based on a market approach that considered the preliminary price contained in a draft purchase and sale agreement that was under negotiation with a potential buyer as of December 31, 2016.
In December 2015, the Company recorded an impairment of $114.9 million associated with oil and gas properties in certain fields in south Texas, east Texas and Louisiana. The impairment of these fields was due to a significant decline in commodity prices in late 2015. These fields were reduced to fair value of approximately $89.9 million using discounted future cash flows.
The fair value of the impaired assets in 2017 was determined using a market approach that took into consideration the expected sales price included in the respective purchase and sale agreements the Company executed in June and December 2017. Accordingly, the inputs associated with the fair value of these assets were considered Level 3 in the fair value hierarchy. Refer to Note 1 for a description of fair value hierarchy.
The fair value of the impaired assets in 2016 was determined using a market approach that took into consideration the preliminary purchase price included in a draft purchase and sale agreement that was under negotiation with a potential buyer as of December 31, 2016. Accordingly, the inputs associated with the fair value of these assets were considered Level 3 in the fair value hierarchy. Refer to Note 1 for a description of fair value hierarchy.
The fair value of the impaired properties in 2015 was determined using an income approach that was based on significant inputs that were not observable in the market and are considered to be Level 3 inputs as defined by ASC 820. Refer to Note 1 for a description of fair value hierarchy. Key assumptions included (i) reserves, including risk adjustments for probable and possible reserves; (ii) production rates based on the Company's experience with similar properties in which it operates; (iii)

estimated future operating and development costs; (iv) future commodity prices; (v) future cash flows; and (vi) a market-based weighted average cost of capital rate of 10%.
Capitalized Exploratory Well Costs
The following table reflects the net changes in capitalized exploratory well costs:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$—	$—	$10,557
Additions to capitalized exploratory well costs pending the determination of proved reserves	19,511	—	—
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—	—	(10,557)
Capitalized exploratory well costs charged to expense	—	—	—
Balance at end of period	$19,511	$—	$—
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed:

	December 31,
(In thousands)	2017	2016	2015
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$19,511	$—	$—
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—	—
	$19,511	$—	$—
4. Equity Method Investments
The Company has two equity method investments, Constitution Pipeline Company, LLC (Constitution) and Meade Pipeline Co LLC (Meade), which are further described below. Activity related to these equity method investments is as follows:

	Constitution			Meade			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Balance at beginning of period	$96,850	$90,345	$64,268	$32,674	$13,172	$3,761	$129,524	$103,517	$68,029
Contributions	4,350	8,975	19,625	52,689	19,509	9,448	57,039	28,484	29,073
Earnings (loss) on equity method investments	(100,468)	(2,470)	6,452	(18)	(7)	(37)	(100,486)	(2,477)	6,415
Balance at end of period	$732	$96,850	$90,345	$85,345	$32,674	$13,172	$86,077	$129,524	$103,517
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
On April 22, 2016, Constitution announced that the New York State Department of Environmental Conservation (NYSDEC) denied Constitution's application for a Section 401 Water Quality Certification (Certification) for the New York State portion of its proposed 124-mile route. In early 2016, Constitution filed legal actions in the U.S. Court of Appeals for the Second Circuit and the U.S. District Court for the Northern District of New York challenging the legality and appropriateness of the NYSDEC’s decision. On March 16, 2017, the U.S. District Court for the Northern District of New York issued an order ruling, without prejudice, that it lacked subject matter jurisdiction to hear Constitution’s complaint. On August 18, 2017, the Second Circuit issued a decision denying in part and dismissing in part Constitution’s appeal.  The Second Circuit determined that it lacked jurisdiction to address Constitution’s argument that the NYSDEC waived its ability to issue a Certification by unreasonably delaying action on Constitution's application.  Instead, the Second Circuit found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit.  The Second Circuit, however, rejected Constitution’s assertion that the denial of the Certification by the NYSDEC was “arbitrary and capricious” and denied Constitution’s complaint in that regard. On October 11, 2017, Constitution filed a petition for a declaratory order requesting the Federal Energy Regulatory Commission (FERC) to find that, by operation of law, the Section 401 Water Quality Certification requirement for the New York State portion of the pipeline project was waived due to the failure of the NYSDEC to act on Constitution’s application within a reasonable period of time, as required by the Clean Water Act. On January 11, 2018, the FERC denied Constitution’s petition. On January 16, 2018, Constitution petitioned the U.S. Supreme Court to review the judgment of the U.S. Court of Appeals for the Second Circuit, asserting that the Second Circuit’s decision conflicts with the decisions of the U.S. Supreme Court and federal Courts of Appeals on an important question of federal law. The U.S. Supreme Court has not yet determined if it will hear the case. On February 12, 2018, Constitution filed a rehearing request with the FERC of its findings that the NYSDEC did not waive the Section 401 Water Quality Certification requirement. The FERC has not yet ruled on the rehearing.
Constitution stated that it remains committed to pursuing the project and that it intends to pursue all available options to challenge the NYSDEC’s decision. In light of the current status of the remaining litigation and regulatory challenges, Constitution is unable to reasonably estimate its target in-service date.
The Company evaluated its investment in Constitution for other than temporary impairment (OTTI) as of December 31, 2017. The Company’s evaluation considered various factors, including but not limited to prior FERC approval and the related economic viability of the project, the other members’ continued commitment to the project and the recent legal and regulatory actions. In light of the recent actions taken by the courts and regulators to uphold the NYDEC’s denial of the certification and the Company's estimation of the likelihood of an unfavorable outcome associated with the remaining legal and regulatory challenges, the Company recorded an OTTI of $95.9 million in December 2017, reducing its investment in Constitution to its estimated fair value. Fair value was determined using a market approach. The Company will continue to monitor the carrying value of its investment as required. As of December 31, 2017, the Company’s carrying value of its investment in Constitution is less than its proportionate share of Constitution’s net assets by $95.9 million. This basis difference is due to the Company’s recent impairment recorded in the fourth quarter of 2017 and relates entirely to the pipeline assets of Constitution. The Company expects to amortize this basis difference once the related assets of Constitution are placed in service, which may or may not occur, depending on the outcome of the legal and regulatory process.
At this time, the Company remains committed to funding the project in an amount in proportion to its ownership interest for the duration of the remaining legal and regulatory challenges and if successful, the development and construction of the new pipeline.
Meade Pipeline Co LLC
In February 2014, the Company acquired a 20% equity interest in Meade, which was formed to participate in the development and construction of a 177-mile pipeline (Central Penn Line) that will transport natural gas from Susquehanna County, Pennsylvania to an interconnect with Transcontinental Gas Pipe Line Company, LLC’s (Transco) mainline in Lancaster County, Pennsylvania. The new pipeline will be constructed and operated by Transco and will be owned by Transco and Meade in proportion to their respective ownership percentages of approximately 61% and 39%, respectively. Under the terms of the Meade LLC agreement, the Company agreed to invest its proportionate share of Meade’s anticipated costs associated with the new pipeline. The Company expects to contribute approximately $75.0 million over the next two years. By order issued on February 3, 2017, the FERC issued Transco a certificate of public convenience and necessity authorizing the construction of the new pipeline. The in-service date for the new pipeline is expected to be mid-2018.

5. Debt and Credit Agreements
The Company's debt and credit agreements consisted of the following:

	December 31,
(In thousands)	2017	2016
Total debt
6.51% weighted-average senior notes (1)	$361,000	$361,000
9.78% senior notes (2)	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(6,109)	(7,470)
	$1,521,891	$1,520,530
_______________________________________________________________________________
(1) Includes $237.0 million of current portion of long-term debt at December 31, 2017.
(2) Includes $67.0 million of current portion of long-term debt at December 31, 2017.
The Company has debt maturities of $304.0 million due in 2018, $87.0 million due in 2020 and $188.0 million due in 2021. In addition, the revolving credit facility matures in 2020. No other tranches of debt are due within the next five years.
At December 31, 2017, the Company was in compliance with all restrictive financial covenants, as amended, for both its revolving credit facility and senior notes.
Senior Notes
The Company has various issuances of senior notes. Interest on each of the senior notes is payable semi-annually. Under the terms of the various senior note agreements, the Company may prepay all or any portion of the notes of each series on any date at a price equal to the principal amount thereof plus accrued and unpaid interest plus a make-whole premium.
The Company's agreements (as amended) provide that the Company maintain a minimum asset coverage ratio of 1.25 to 1.0 through and including December 31, 2017 and 1.75 to 1.0 beginning on January 1, 2018 and thereafter. The amended agreements also introduced a leverage ratio covenant, which was defined in the agreement as the ratio of debt to consolidated EBITDAX and provided for potential increases to the original coupon rates ranging from 0 to 125 basis points depending on the asset coverage and leverage ratios at the end of the respective quarterly period, as defined in the note agreements. These covenants and the potential coupon rate increases were to remain in effect until the Company maintained a leverage ratio below 3.0 to 1.0 for two consecutive fiscal quarters ending on or after December 31, 2017, or received an investment grade rating by Standard & Poor's Ratings Services (S&P) or Moody’s Investor Service, Inc (Moody's). As of December 31, 2017, the Company had maintained a leverage ratio below 3.0 to 1.0 for two consecutive fiscal quarters and is no longer subject to this financial covenant or potential coupon rate increases. As of December 31, 2017, 2016 and 2015, there were no interest rate adjustments required for the Company's senior notes.
The note agreements also include a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0, which was unchanged by the amendments. There are also various other covenants and events of default customarily found in such debt instruments.
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
Revolving Credit Agreement
The Company's revolving credit facility is unsecured. The borrowing base is redetermined annually under the terms of the revolving credit facility on April 1. In addition, either the Company or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Effective April 11, 2017, the Company’s borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. The Company's revolving credit facility matures in April 2020.
In December 2017, the Company entered into an agreement to sell certain of its Eagle Ford Shale assets for $765.0 million and expects to close on the sale in the first quarter of 2018. The lenders under the Company's revolving credit facility have agreed to waive the requirement that the borrowing base be reduced upon closing of the Eagle Ford sale provided that the sale of these assets is considered in the Company’s upcoming annual borrowing base redetermination on April 1, 2018.

The Company's revolving credit agreement (as amended) provides that the Company maintain a minimum asset coverage ratio of 1.25 to 1.0 through and including December 31, 2017 and 1.75 to 1.0 beginning on January 1, 2018 and thereafter. The amended agreement also introduced a leverage ratio covenant, which was defined in the agreement as the ratio of debt to consolidated EBITDAX and increased the maximum leverage ratio and associated margins. Interest rates under the amended revolving credit facility are based on LIBOR or ABR indications, plus a margin which ranges from 50 to 300 basis points, as defined in the amended agreement. These covenants and the and the associated margin adjustments were to remain in effect until the Company maintained a leverage ratio below 3.0 to 1.0 for two consecutive fiscal quarters ending on or after December 31, 2017, or received an investment grade rating by Standard & Poor's Ratings Services (S&P) or Moody’s Investor Service, Inc (Moody's). As of December 31, 2017, the Company had maintained a leverage ratio below 3.0 to 1.0 for two consecutive fiscal quarters and is no longer subject to this financial covenant and the associated margins reverted back to the pre-amendment levels of 50 to 225 basis points.
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
At December 31, 2017, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion. The Company's weighted-average effective interest rates for the revolving credit facility during the years ended December 31, 2016 and 2015 were approximately 2.3% and 2.2%, respectively.
6. Derivative Instruments and Hedging Activities
As of December 31, 2017, the Company had the following outstanding financial commodity derivatives:

				Collars
				Floor		Ceiling		Basis Swaps
Type of Contract	Volume		Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average
Financial contracts
Natural gas (Leidy)	17.7	Bcf	Jan. 2018 - Dec. 2018					$(0.71)
Natural gas (Transco)	21.3	Bcf	Jan. 2018 - Dec. 2019					$0.42
Crude oil (WTI/LLS)	2.9	Mmbbl	Jan. 2018 - Dec. 2018	$—	$55.00	$63.35-$63.80	$63.62
In January 2018, we entered into the following financial commodity derivatives:

				Swaps	Basis Swaps
Type of Contract	Volume		Contract Period	Weighted- Average	Weighted- Average
Financial contracts
Natural gas (NYMEX)	84.4	Bcf	Feb. 2018 - Dec. 2018	$2.93
Natural gas (NYMEX)	13.3	Bcf	Feb. 2018 - Oct. 2018	$3.10
Natural gas (Leidy)	16.2	Bcf	Feb. 2018 - Dec. 2018		$(0.68)
In the tables above, natural gas prices are stated per Mcf and crude oil prices are stated per barrel.

As of December 31, 2017, the Company had the following outstanding physical commodity derivatives:

Type of Contract	Volume		Contract Period	Weighted-Average Fixed Price
Physical contracts
Natural gas purchase	81.2	Bcf	Jan. 2018 - Oct. 2018	$3.70
Natural gas sales	11.7	Bcf	Jan. 2018 - Feb. 2018	$4.71

In the table above, natural gas prices are stated per Mcf.
In January 2018, the Company terminated certain physical purchase contracts prior to their settlement date. The termination did not have a material impact on the Consolidated Financial Statements, as the contracts were previously recognized at fair value.
Effect of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
(In thousands)	Balance Sheet Location	2017	2016	2017	2016
Commodity contracts	Other assets (non-current)	$2,239	$2,991	$—	$—
Commodity contracts	Derivative instruments (current)	—	—	30,637	40,259
		$2,239	$2,991	$30,637	$40,259
Offsetting of Derivative Assets and Liabilities in the Consolidated Balance Sheet

	December 31,
(In thousands)	2017	2016
Derivative assets
Gross amounts of recognized assets	$2,239	$2,991
Gross amounts offset in the statement of financial position	—	—
Net amounts of assets presented in the statement of financial position	2,239	2,991
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$2,239	$2,991

Derivative liabilities
Gross amounts of recognized liabilities	$30,637	$40,259
Gross amounts offset in the statement of financial position	—	—
Net amounts of liabilities presented in the statement of financial position	30,637	40,259
Gross amounts of financial instruments not offset in the statement of financial position	241	757
Net amount	$30,878	$41,016

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$8,056	$(1,682)	$194,289
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	8,870	(37,268)	(137,603)
	$16,926	$(38,950)	$56,686
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
7. Fair Value Measurements
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets
Deferred compensation plan	$14,966	$—	$—	$14,966
Derivative instruments	—	—	2,239	2,239
Total assets	$14,966	$—	$2,239	$17,205
Liabilities
Deferred compensation plan	$29,145	$—	$—	$29,145
Derivative instruments	—	—	30,637	30,637
Total liabilities	$29,145	$—	$30,637	$59,782

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Deferred compensation plan	$12,587	$—	$—	$12,587
Derivative instruments	—	—	2,991	2,991
Total assets	$12,587	$—	$2,991	$15,578
Liabilities
Deferred compensation plan	$24,169	$—	$—	$24,169
Derivative instruments	—	21,400	18,859	40,259
Total liabilities	$24,169	$21,400	$18,859	$64,428
The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions while non-performance risk of the Company is evaluated using a market credit spread provided by the Company's bank. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$(15,868)	$—	$85,958
Total gain (loss) included in earnings	(1,866)	(17,886)	32,864
Settlement (gain) loss	(10,664)	2,018	(118,822)
Balance at end of period	$(28,398)	$(15,868)	$—

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(28,398)	$(15,868)	$—
There were no transfers between Level 1 and Level 2 fair value measurements for the years ended December 31, 2017, 2016 and 2015.

Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or other than temporary impairments of equity method investments, at fair value on a nonrecurring basis. The Company recorded an impairment charge related to certain oil and gas properties and other assets during the years ended December 31, 2017, 2016 and 2015. The Company also recorded an other than temporary impairment of its equity method investment in Constitution during the year ended December 31, 2017. Refer to Notes 3 and 4 for additional disclosures related to fair value associated with the impaired assets. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of December 31, 2017, 2016 and 2015, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	December 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,521,891	$1,527,624	$1,520,530	$1,463,643
Current maturities	(304,000)	(312,055)	—	—
Long-term debt, excluding current maturities	$1,217,891	$1,215,569	$1,520,530	$1,463,643
8. Asset Retirement Obligations
Activity related to the Company's asset retirement obligations is as follows:

(In thousands)	Year Ended December 31, 2017
Balance at beginning of period (1)	$133,733
Liabilities incurred	4,653
Liabilities settled	(1,293)
Liabilities divested	(77,965)
Liabilities transferred to liabilities held for sale	(15,748)
Accretion expense	5,173
Balance at end of period (2)	$48,553
____________________________________________
(1) Includes $2.0 million of current asset retirement obligations included in accrued liabilities at December 31, 2016.
(2) Includes $5.0 million of current asset retirement obligations included in accrued liabilities at December 31, 2017.

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
As of December 31, 2017, the Company's future minimum obligations under transportation and gathering agreements are as follows:

(In thousands)
2018	$105,478
2019	163,017
2020	157,654
2021	157,224
2022	157,224
Thereafter	1,004,087
$1,744,684
Lease Commitments
The Company leases certain office space, warehouse facilities, vehicles, machinery and equipment under cancelable and non-cancelable leases. Rent expense under these arrangements totaled $9.7 million, $10.7 million and $13.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum rental commitments under non-cancelable leases in effect at December 31, 2017 are as follows:

(In thousands)
2018	$6,541
2019	6,308
2020	5,990
2021	4,903
2022	1,720
Thereafter	4,543
$30,005
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

10. Income Taxes
On December 22, 2017, the U.S. enacted tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act") which significantly changes U.S. corporate income tax laws beginning, generally, in 2018. These changes include, among others, (i) a permanent reduction of the U.S. corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) elimination of the corporate alternative minimum tax, (iii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iv) limitation on the tax deduction for interest expense to 30% of adjusted taxable income, (v) limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, and (vi) elimination of many business deductions and credits, including the domestic production activities deduction, the deduction for entertainment expenditures, and the deduction for certain executive compensation in excess of $1 million. Overall, the Company expects the provisions of the Tax Act to favorably impact its future effective tax rate, after-tax earnings, and cash flows.
Income tax benefit is summarized as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current
Federal	$(9,531)	$(9,920)	$983
State	1,816	(1,848)	(1,397)
	(7,715)	(11,768)	(414)
Deferred
Federal	(313,938)	(218,357)	(72,869)
State	(7,175)	(12,350)	(99)
	(321,113)	(230,707)	(72,968)
Income tax benefit	$(328,828)	$(242,475)	$(73,382)
Income tax benefit was different than the amounts computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2017		2016		2015
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" federal income tax	$(79,952)	35.00%	$(230,860)	35.00%	$(65,546)	35.00%
State income tax, net of federal income tax benefit	(4,239)	1.86%	(10,888)	1.65%	(3,152)	1.68%
Deferred tax adjustment related to change in overall state tax rate	(48)	0.02%	(663)	0.10%	2,822	(1.51)%
Valuation allowance	(505)	0.22%	221	(0.03)%	187	(0.10)%
Provision to return adjustments	(3,242)	1.42%	(121)	0.02%	(6,326)	3.38%
Excess stock compensation	2,965	(1.30)%	—	—%	—	—%
Tax Act	(242,875)	106.32%	—	—%	—	—%
Other, net	(932)	0.41%	(164)	0.02%	(1,367)	0.73%
Income tax benefit	$(328,828)	143.95%	$(242,475)	36.76%	$(73,382)	39.18%
In 2017, the Company's overall effective tax rate significantly increased compared to 2016, primarily due to the Tax Act. As a result of the enactment of the Tax Act, we recorded an income tax benefit in December 2017 of $242.9 million resulting from the remeasurement of our net deferred tax liabilities based on the new lower corporate income tax rate. Although the $242.9 million tax benefit represents what we believe is a reasonable estimate of the impact of the income tax effects of the Tax Act on our Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. Once we finalize certain positions when we file our 2017 tax returns, we will be able to conclude whether any further adjustments are required to our net deferred tax liability balance. Any adjustments to this provisional amount will be reported in the period in which any such adjustments are determined.

Excluding the impact of the Tax Act, the effective tax rate for 2017 was 37.6%. The effective tax rate was higher in 2015 than in 2016 and 2017 (excluding the impact of the Tax Act), primarily due to larger provision-to-return adjustments in 2015 compared to 2016 and 2017.
The composition of net deferred tax liabilities is as follows:

	December 31,
(In thousands)	2017	2016
Deferred Tax Assets
Net operating losses	$207,633	$352,001
Alternative minimum tax credits	208,624	218,773
Foreign tax credits	3,541	3,816
Other business credits	3,524	—
Derivative instruments	6,645	13,771
Incentive compensation	15,898	22,852
Deferred compensation	6,065	8,217
Post-retirement benefits	7,265	13,865
Equity method investments	21,812	—
Other	492	2,743
Less: valuation allowance	(16,711)	(5,186)
Total	464,788	630,852
Deferred Tax Liabilities
Properties and equipment	691,818	1,207,545
Equity method investments	—	2,754
Total	691,818	1,210,299
Net deferred tax liabilities	$227,030	$579,447
As of December 31, 2017, the Company had alternative minimum tax ("AMT") credit carryforwards of $208.6 million, which do not expire and can be used to offset regular income taxes in future years. Under the new Tax Act, the Company may claim a refund of 50% of the remaining AMT credits (to the extent the credits exceed regular tax for the year) in 2018, 2019, and 2020. Any AMT credits remaining after 2020 will be refunded in 2021. The Company recorded a valuation allowance in December 2017 of $10.7 million to account for the sequestration reduction the Internal Revenue Service will apply to the refundable portion of the AMT credits.
As of December 31, 2017, the Company had gross federal net operating loss ("NOL") carryforwards of $839.3 million, which will not begin to expire until 2032. The Company also had gross state NOL carryforwards of $543.7 million, the majority of which will not expire until 2023 through 2037. The Company had $5.0 million of state NOL valuation allowances, and believes it is more likely than not that the remainder of the deferred tax benefits associated with federal and state NOL carryforwards will be utilized prior to their expiration.
Unrecognized Tax Benefits
The Company has unrecognized tax benefits of $0.7 million related to the allocation of certain gains associated with its divestitures for purposes of computing state income taxes. There was no change to the Company's unrecognized tax benefits during 2017, 2016 or 2015. If recognized, the net tax benefit of $0.7 million would not have a material effect on the Company's effective tax rate.
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

11. Employee Benefit Plans
Postretirement Benefits
The Company provides certain health care benefits for retired employees, including their spouses, eligible dependents and surviving spouses (retirees). These benefits are commonly called postretirement benefits. The health care plans are contributory, with participants' contributions adjusted annually. Most employees become eligible for these benefits if they meet certain age and service requirements at retirement. During the year ended December 31, 2017, the Company amended the plan to reflect a change from a Medicare Supplemental program to a Medicare Advantage program for participants age 65 and older. The coverage continues to be provided under a fully-insured arrangement. During the year ended December 31, 2016, the Company amended the plan to expand the eligibility definition to include those employees who have reached the age of 50 with at least 20 years of service.
The Company provided postretirement benefits to 340 retirees and their dependents at the end of 2017 and 310 retirees and their dependents at the end of 2016.
Obligations and Funded Status
The funded status represents the difference between the accumulated benefit obligation of the Company's postretirement plan and the fair value of plan assets at December 31. The postretirement plan does not have any plan assets; therefore, the unfunded status is equal to the amount of the December 31 accumulated benefit obligation.
The change in the Company's postretirement benefit obligation is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$37,482	$36,626	$37,076
Service cost	1,508	2,323	1,808
Interest cost	1,097	1,498	1,448
Actuarial (gain) loss	5,156	(2,846)	(2,829)
Benefits paid	(1,204)	(934)	(877)
Curtailments(1)	(4,346)	—	—
Plan amendments	(8,643)	815	—
Benefit obligation at end of year	$31,050	$37,482	$36,626
Change in Plan Assets
Fair value of plan assets at end of year	—	—	—
Funded status at end of year	$(31,050)	$(37,482)	$(36,626)
_______________________________________________________________________________
(1) During 2017, in conjunction with its sale of properties located in West Virginia, Virginia and Ohio, the Company terminated approximately 100 employees. As a result, the employees’ participation in the postretirement plan also terminated, which resulted in a remeasurement and curtailment of the postretirement benefit obligation.
Amounts Recognized in the Balance Sheet
Amounts recognized in the balance sheet consist of the following:

	December 31,
(In thousands)	2017	2016	2015
Current liabilities	$1,654	$1,223	$1,333
Long-term liabilities	29,396	36,259	35,293
	$31,050	$37,482	$36,626

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Amounts recognized in accumulated other comprehensive income (loss) consist of the following:

	December 31,
(In thousands)	2017	2016	2015
Net actuarial (gain) loss	$1,912	$(2,266)	$580
Prior service cost	(5,206)	704	—
	$(3,294)	$(1,562)	$580
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Components of Net Periodic Postretirement Benefit Cost
Service cost	$1,508	$2,323	$1,808
Interest cost	1,097	1,498	1,448
Amortization of prior service cost	(1,183)	111	—
Net periodic postretirement cost	1,422	3,932	3,256
Recognized curtailment gain	(4,917)	—	—
Total post retirement cost (income)	$(3,495)	$3,932	$3,256
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$4,178	$(2,846)	$(2,829)
Prior service cost	(8,643)	815	—
Amortization of prior service cost	2,733	(111)	—
Total recognized in other comprehensive income	(1,732)	(2,142)	(2,829)
Total recognized in net periodic benefit cost (income) and other comprehensive income	$(5,227)	$1,790	$427
Assumptions
Assumptions used to determine projected postretirement benefit obligations and postretirement costs are as follows:

	December 31,
	2017	2016	2015
Discount rate(1)	3.85%	4.30%	4.25%
Health care cost trend rate for medical benefits assumed for next year (pre-65)	7.50%	7.50%	5.50%
Health care cost trend rate for medical benefits assumed for next year (post-65)	5.75%	5.00%	5.50%
Ultimate trend rate (pre-65)	4.50%	4.50%	4.50%
Ultimate trend rate (post-65)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (pre-65)	2030	2023	2018
Year that the rate reaches the ultimate trend rate (post-65)	2023	2018	2018
_______________________________________________________________________________

(1)
Represents the year end rates used to determine the projected benefit obligation. To compute postretirement cost in 2017, 2016 and 2015, respectively, the beginning of year discount rates of 3.85%, 4.25% and 4.00% were used.

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

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$141	$(106)
Effect on postretirement benefit obligation	4,689	(3,716)
Cash Flows
Contributions.    The Company expects to contribute approximately $1.7 million to the postretirement benefit plan in 2018.
Estimated Future Benefit Payments.    The following estimated benefit payments under the Company's postretirement plans, which reflect expected future service, are expected to be paid as follows:

(In thousands)
2018	$1,686
2019	1,816
2020	1,873
2021	1,898
2022	2,002
Years 2023 - 2027	9,237
Savings Investment Plan
The Company has a Savings Investment Plan (SIP), which is a defined contribution plan. The Company matches a portion of employees' contributions in cash. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company matches employee contributions dollar-for-dollar, up to the maximum IRS limit, on the first six percent of an employee's pretax earnings. The SIP also provides for discretionary profit sharing contributions in an amount equal to nine percent of an eligible plan participant's salary and bonus. In November 2017, the Compensation Committee of the Board of Directors approved an increase in the discretionary profit sharing contribution from 9 percent to 10 percent for 2018 contributions. During the years ended December 31, 2017, 2016 and 2015, the Company made contributions of $6.5 million, $6.5 million and $7.1 million, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations. The Company's common stock is an investment option within the SIP.
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
Under the deferred compensation plan, the participants direct the deemed investment of amounts credited to their accounts. The trust assets are invested in either mutual funds that cover the investment spectrum from equity to money market, or may include holdings of the Company's common stock, which is funded by the issuance of shares to the trust. The mutual funds are publicly traded and have market prices that are readily available. The Company's common stock is not currently an investment option in the deferred compensation plan. Shares of the Company's stock currently held in the deferred compensation plan represent vested performance share awards that were previously deferred into the rabbi trust. Settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The market value of the trust assets, excluding the Company's common stock, was $15.0 million and $12.6 million at December 31, 2017 and 2016, respectively, and is included in other assets in the Consolidated Balance Sheet. Related liabilities, including the Company's common stock, totaled $29.1 million and $24.2 million at December 31, 2017 and 2016, respectively, and are included in other liabilities in the

Consolidated Balance Sheet. With the exception of the Company's common stock, there is no impact on earnings or earnings per share from the changes in market value of the deferred compensation plan assets because the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants.
As of December 31, 2017 and 2016, 495,774 shares and 495,774 shares of the Company's common stock were held in the rabbi trust, respectively. These shares were recorded at the market value on the date of deferral, which totaled $5.1 million and $5.1 million at December 31, 2017 and 2016, respectively, and is included in additional paid-in capital in stockholders' equity in the Consolidated Balance Sheet. The Company recognized compensation expense (benefit) of $2.6 million, $1.8 million and $(6.4) million in 2017, 2016 and 2015, respectively, which is included in general and administrative expense in the Consolidated Statement of Operations representing the increase (decrease) in the closing price of the Company's shares held in the trust. The Company's common stock issued to the trust is not considered outstanding for purposes of calculating basic earnings per share, but is considered a common stock equivalent in the calculation of diluted earnings per share.
The Company made contributions to the deferred compensation plan of $1.0 million, $0.6 million and $1.0 million in 2017, 2016 and 2015, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations.
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
Incentive Plans
On May 1, 2014, the Company’s shareholders approved the 2014 Incentive Plan, which replaced the 2004 Incentive Plan that expired on April 29, 2014. Under the 2014 Incentive Plan, incentive and non-statutory stock options, stock appreciation rights (SARs), stock awards, cash awards and performance share awards may be granted to key employees, consultants and officers of the Company. Non-employee directors of the Company may be granted discretionary awards under the 2014 Incentive Plan consisting of stock options or stock awards. A total of 18.0 million shares of common stock may be issued under the 2014 Incentive Plan. Under the 2014 Incentive Plan, no more than 10.0 million shares may be issued pursuant to incentive stock options. No additional awards may be granted under the 2014 Incentive Plan on or after May 1, 2024. At December 31, 2017, approximately 14.8 million shares are available for issuance under the 2014 Incentive Plan.
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
During the year ended December 31, 2017, the Company repurchased 5.0 million shares for a total cost of $123.7 million. During 2016 and 2015, there were no share repurchases. Since the authorization date, the Company has repurchased 34.9 million shares of the 40.0 million total shares authorized, of which 20.0 million shares have been retired, for a total cost of approximately $512.1 million. No treasury shares have been delivered or sold by the Company subsequent to the repurchase. As of December 31, 2017, 14.9 million shares were held as treasury stock.
In February 2018, the Board of Directors authorized an increase of 25.0 million shares to the Company’s share repurchase program. After this authorization, the total number of shares available for repurchase is 30.1 million shares.

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
13. Stock-Based Compensation
General
Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $34.0 million, $26.0 million and $13.7 million, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.
As described in Note 1 to the Consolidated Financial Statements, effective January 1, 2017, the Company adopted ASU No. 2016-09, which requires that excess tax benefits and tax deficiencies on stock-based compensation be recorded in the income statement. For the year ended December 31, 2017, the Company recorded an increase to tax expense of $3.0 million in the Consolidated Statement of Operations as a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for awards that vested during the period.
Prior to the adoption of ASU No. 2016-09, windfall tax benefits were recorded in additional paid in capital in the Consolidated Balance Sheet and tax shortfalls reduced additional paid in capital to the extent they offset previously recorded windfall tax benefits. For the year ended December 31, 2016, the Company recorded a tax deficiency of $2.1 million, resulting in a reduction of the Company's windfall tax benefit that was recorded in additional paid in capital in the Consolidated Balance Sheet. The tax deficiency was a result of book compensation cost for employee stock-based compensation exceeding the federal and state tax deductions for certain awards that vested during the period. There was no tax benefit or deficiency recognized from stock-based compensation vesting during the year ended December 31, 2015.
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
For awards that vest at the end of the service period, expense is recognized ratably using a straight-line approach over the service period. Under the graded or graduated approach, the Company recognizes compensation cost ratably over the requisite service period, as applicable, for each separately vesting tranche as though the awards are, in substance, multiple awards. For most restricted stock awards, vesting is dependent upon the employees' continued service with the Company, with the exception of employment termination due to death, disability or retirement. If included in the grant award, the Company accelerates the vesting period for retirement-eligible employees for purposes of recognizing compensation expense in accordance with the vesting provisions of the Company's stock-based compensation programs.
The Company used an annual forfeiture rate assumption of 5.0% for purposes of recognizing stock-based compensation expense for restricted stock awards. The annual forfeiture rates were based on the Company's actual forfeiture history for this type of award to various employee groups.

The following table is a summary of restricted stock award activity:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	43,175	$33.87	49,825	$33.76	49,869	$33.40
Granted	158,500	28.05	—	—	5,900	25.44
Vested	(40,225)	34.49	(6,650)	33.02	(5,944)	22.55
Forfeited	—	—	—	—	—	—
Outstanding at end of period(1)(2)	161,450	$28.00	43,175	$33.87	49,825	$33.76
_______________________________________________________________________________

(1)
As of December 31, 2017, the aggregate intrinsic value was $4.6 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2017 by the number of non-vested restricted stock awards outstanding.

(2)	As of December 31, 2017, the weighted average remaining contractual term of non-vested restricted stock awards outstanding was 1.4 years.
Compensation expense recorded for all restricted stock awards for the years ended December 31, 2017, 2016 and 2015 was $0.5 million, $0.4 million and $0.4 million, respectively. Unamortized expense as of December 31, 2017 for all outstanding restricted stock awards was $4.0 million and will be recognized over the next two years.
The total fair value of restricted stock awards that vested during 2017, 2016 and 2015 was $0.9 million, $0.2 million and $0.2 million, respectively.
Restricted Stock Units
Restricted stock units are granted from time to time to non-employee directors of the Company. The fair value of the restricted stock units is based on the closing stock price on the grant date. These units vest immediately and compensation expense is recorded immediately. Restricted stock units are issued when the director ceases to be a director of the Company.
The following table is a summary of restricted stock unit activity:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	348,538	$15.01	425,438	$13.81	604,214	$12.48
Granted and fully vested	59,025	23.04	69,302	20.62	51,292	27.87
Issued	—	—	(146,202)	14.17	(230,068)	13.45
Forfeited	—	—	—	—	—	—
Outstanding at end of period(1)(2)	407,563	$16.17	348,538	$15.01	425,438	$13.81
_______________________________________________________________________________

(1)
As of December 31, 2017, the aggregate intrinsic value was $11.7 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2017 by the number of outstanding restricted stock units.

(2)	Due to the immediate vesting of the units and the unknown term of each director, the weighted-average remaining contractual term in years has not been provided.

Compensation expense recorded for all restricted stock units for the year ended December 31, 2017, 2016 and 2015 was $1.4 million, $1.4 million and $1.4 million, respectively, which reflects the total fair value of these units.
Stock Appreciation Rights
Stock appreciation rights (SARs) allow the employee to receive any intrinsic value over the grant date market price that may result from the price appreciation of the common shares granted. All of these awards have graded-vesting features and vest over a service period of three years, with one-third of the award becoming exercisable each year on the anniversary date of the grant and have a contractual term of seven years. The Company no longer grants SARs to employees.
The following table is a summary of SAR activity:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	483,286	$13.04	558,546	$12.52	667,764	$12.63
Granted	—	—	—	—	—	—
Exercised	(426,142)	12.43	(75,260)	9.19	(109,218)	13.19
Forfeited or expired	—	—	—	—	—	—
Outstanding at end of period(1)	57,144	$17.59	483,286	$13.04	558,546	$12.52
Exercisable at end of period(2)	57,144	$17.59	483,286	$13.04	558,546	$12.52
_______________________________________________________________________________

(1)
The intrinsic value of a SAR is the amount which the current market value of the underlying stock exceeds the exercise price of the SAR. As of December 31, 2017, the aggregate intrinsic value and weighted-average remaining contractual term of SARs outstanding was $0.6 million and 1.1 years, respectively.

(2)	As of December 31, 2017, the aggregate intrinsic value and weighted-average remaining contractual term of SARs exercisable was $0.6 million and 1.1 years, respectively.
The expected term was derived by reviewing minimum and maximum expected term outputs from the Black-Scholes model based on award type and employee type. This term represents the period of time that awards granted are expected to be outstanding. The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date. The expected dividend percentage assumes that the Company will continue to pay a consistent level of dividend each quarter.
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

Company's probability assessment at December 31, 2017, it is considered probable that all of the criteria for these awards will be met.
The following table is a summary of activity for Employee Performance Share Awards:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	993,530	$27.26	925,590	$30.23	1,088,960	$25.18
Granted	406,460	22.60	435,990	20.49	349,780	27.71
Issued and fully vested	(225,780)	39.43	(340,960)	26.62	(504,620)	17.59
Forfeited	(78,240)	23.20	(27,090)	27.77	(8,530)	31.11
Outstanding at end of period	1,095,970	$23.31	993,530	$27.26	925,590	$30.23
Hybrid Performance Share Awards.    The Hybrid Performance Share Awards have a three-year graded performance period. The awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company's Compensation Committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company's probability assessment at December 31, 2017, it is considered probable that the criteria for these awards will be met.
The following table is a summary of activity for the Hybrid Performance Share Awards:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	479,784	$25.12	372,385	$30.37	329,061	$29.27
Granted	272,920	22.60	271,938	20.49	194,947	27.71
Issued and fully vested	(178,350)	29.01	(164,539)	29.34	(151,623)	24.56
Forfeited	—	—	—	—	—	—
Outstanding at end of period	574,354	$22.72	479,784	$25.12	372,385	$30.37
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

The following table is a summary of activity for the TSR Performance Share Awards:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)
Outstanding at beginning of period	885,213	$21.62	732,286	$23.82	674,787	$22.42
Granted	409,380	19.85	407,907	18.57	292,421	19.29
Issued and fully vested	(157,147)	32.04	(254,980)	23.06	(234,922)	14.16
Forfeited	(27,738)	32.04	—	—	—	—
Outstanding at end of period	1,109,708	$19.23	885,213	$21.62	732,286	$23.82
_________________________________________________________________________
(1) The grant date fair value figures in this table represent the fair value of the equity component of the performance share awards.
The current portion of the liability, included in accrued liabilities in the Consolidated Balance Sheet at December 31, 2017 was $3.3 million. There was no current liability as of December 31, 2016. The non-current portion of the liability for the TSR Performance Share Awards, included in other liabilities in the Consolidated Balance Sheet at December 31, 2017 and 2016, was $6.6 million and $2.1 million, respectively. The Company made cash payments during the years ended December 31, 2016 and 2015 of $1.8 million and $7.0 million, respectively. There were no cash payments made during the year ended December 31, 2017.
The following assumptions were used to determine the grant date fair value of the equity component of the TSR Performance Share Awards for the respective periods:

	Year Ended December 31,
	2017	2016	2015
Fair value per performance share award granted during the period	$19.85	$18.57	$19.29
Assumptions
Stock price volatility	37.8%	34.4%	32.3%
Risk free rate of return	1.4%	0.9%	1.0%
Expected dividend yield	—%	—%	0.3%
The following assumptions were used to determine the fair value of the liability component of the TSR Performance Share Awards for the respective periods:

December 31,
	2017	2016	2015
Fair value per performance share award at the end of the period	$13.23 - $21.64	$5.59 - $7.10	$2.49 - $6.39
Assumptions
Stock price volatility	29.1% - 36.7%	40.4% - 43.0%	33.5% - 37.5%
Risk free rate of return	1.8% - 1.9%	0.9% - 1.2%	0.7% - 1.1%
Expected dividend yield	—%	—%	—%
The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date. The expected dividend percentage assumes that the Company will continue to pay a consistent level of dividend each quarter.

Other Information
Compensation expense recorded for both the equity and liability components of all performance share awards for the years ended December 31, 2017, 2016 and 2015 was $29.1 million, $21.3 million and $18.3 million, respectively. Total unamortized compensation expense related to the equity component of performance shares at December 31, 2017 was $20.7 million and will be recognized over the next 0.9 years.
As of December 31, 2017, the aggregate intrinsic value for all performance share awards was $79.5 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2017 by the number of unvested performance share awards outstanding. As of December 31, 2017, the weighted average remaining contractual term of unvested performance share awards outstanding was approximately 1.2 years
On December 31, 2017, the performance period ended for two types of performance share awards that were granted in 2015. For the Employee Performance Share Awards, the calculation of the three-year average of the three internal performance metrics was completed in the first quarter of 2018 and was certified by the Compensation Committee in February 2018. As the Company achieved the three performance metrics, 317,790 shares with a grant date fair value of $8.8 million were issued in February 2018. For the TSR Performance Share Awards, 292,421 shares with a grant date fair value of $5.6 million were issued in January 2018 based on the Company's ranking relative to a predetermined peer group. Cash payments associated with these awards in the amount of $3.3 million were also made in January 2018 due to the Company's ranking relative to the peer group being above the median. The calculation of the award payout was certified by the Compensation Committee on January 5, 2018.
Deferred Performance Shares
As of December 31, 2017, 495,774 shares of the Company's common stock representing vested performance share awards were deferred into the deferred compensation plan. During 2017, 0 shares were sold out of the plan. During 2017, an increase to the deferred compensation liability of $2.6 million was recognized, which represents the increase in the closing price of the Company's shares held in the trust during the period. The increase in compensation expense was included in general and administrative expense in the Consolidated Statement of Operations.
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Weighted-average shares - basic	463,735	456,847	413,696
Dilution effect of stock appreciation rights and stock awards at end of period	1,816	—	—
Weighted-average shares - diluted	465,551	456,847	413,696
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	—	1,478	1,481
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	28	1	2
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect	28	1,479	1,483

15. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(In thousands)	Postretirement Benefits
Balance at December 31, 2014	$(2,151)
Other comprehensive income (loss) before reclassifications	1,786
Net current-period other comprehensive income (loss)	1,786
Balance at December 31, 2015	$(365)
Other comprehensive income (loss) before reclassifications	1,280
Amounts reclassified from accumulated other comprehensive income (loss)	70
Net current-period other comprehensive income	1,350
Balance at December 31, 2016	$985
Other comprehensive income (loss) before reclassifications	2,815
Amounts reclassified from accumulated other comprehensive income (loss)	(1,723)
Net current-period other comprehensive income	1,092
Balance at December 31, 2017	$2,077
Amounts reclassified from accumulated other comprehensive income (loss) into the Consolidated Statement of Operations were as follows:

	Year Ended December 31,			Affected Line Item in the Consolidated Statement of Operations
(In thousands)	2017	2016	2015
Postretirement benefits
Amortization of prior service cost	2,733	(111)	—	General and administrative expense
Total before tax	2,733	(111)	—	Income (loss) before income taxes
	(1,010)	41	—	Income tax benefit (expense)
Total reclassifications for the period	$1,723	$(70)	$—	Net income (loss)

16. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
(In thousands)	2017	2016
Accounts receivable, net
Trade accounts	$215,511	$185,594
Joint interest accounts	467	1,359
Other accounts	1,312	5,335
	217,290	192,288
Allowance for doubtful accounts	(1,286)	(1,243)
	$216,004	$191,045
Inventories
Tubular goods and well equipment	$8,006	$11,005
Natural gas in storage	—	2,299
	$8,006	$13,304
Other assets
Deferred compensation plan	$14,966	$12,587
Debt issuance cost	7,990	11,403
Derivative instruments	2,239	2,991
Other accounts	56	58
	$25,251	$27,039
Accounts payable
Trade accounts	$7,815	$27,355
Natural gas purchases	4,299	2,231
Royalty and other owners	39,207	36,472
Accrued transportation	51,433	48,977
Accrued capital costs	31,130	34,647
Taxes other than income	16,801	13,827
Deposits received for asset sales	81,500	—
Other accounts	5,860	4,902
	$238,045	$168,411
Accrued liabilities
Employee benefits	$20,645	$14,153
Taxes other than income	550	3,829
Asset retirement obligations	4,952	2,000
Other accounts	1,294	1,510
	$27,441	$21,492
Other liabilities
Deferred compensation plan	$29,145	$24,169
Other accounts	10,578	4,952
	$39,723	$29,121

17. Supplemental Cash Flow Information

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash paid for interest and income taxes
Interest	$79,846	$86,723	$92,749
Income taxes	40,626	688	7,550
Non-cash investing activities
Change in accrued capital costs	(3,516)	7,168	(194,947)

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
Estimates of total proved reserves at December 31, 2017, 2016 and 2015 were based on studies performed by the Company's petroleum engineering staff. The estimates were computed using the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year. The estimates were audited by Miller and Lents, Ltd. (Miller and Lents), who indicated that based on their investigation and subject to the limitations described in their audit letter, they believe the results of those estimates and projections were reasonable in the aggregate.
No major discovery or other favorable or unfavorable event after December 31, 2017, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables illustrate the Company's net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located within the continental United States.

	Natural Gas (Bcf)	Crude Oil & NGLs (Mbbl)(1)	Total (Bcfe)(2)
December 31, 2014	7,082	53,136	7,401
Revision of prior estimates(3)	444	(3,008)	426
Extensions, discoveries and other additions(4)	896	11,511	965
Production	(566)	(6,096)	(603)
Purchases of reserves in place	—	187	1
December 31, 2015	7,856	55,730	8,190
Revision of prior estimates(5)	405	(5,867)	370
Extensions, discoveries and other additions(4)	650	5,540	684
Production	(600)	(4,454)	(627)
Sales of reserves in place	(30)	(1,777)	(41)
December 31, 2016	8,281	49,172	8,576
Revision of prior estimates(6)	917	1,892	928
Extensions, discoveries and other additions(4)	1,138	16,329	1,236
Production	(655)	(4,953)	(685)
Sales of reserves in place(7)	(328)	(188)	(329)
December 31, 2017	9,353	62,252	9,726
Proved Developed Reserves (8)
December 31, 2014	4,339	27,221	4,502
December 31, 2015	4,676	25,586	4,829
December 31, 2016	5,500	20,442	5,623
December 31, 2017	6,001	31,066	6,187
Proved Undeveloped Reserves(9)
December 31, 2014	2,743	25,915	2,898
December 31, 2015	3,180	30,144	3,361
December 31, 2016	2,781	28,730	2,953
December 31, 2017	3,352	31,186	3,539
_______________________________________________________________________________

(1)
NGL reserves were less than 1.0% of the Company's total proved equivalent reserves for 2017, 2016 and 2015 and 13.7%, 13.6% and 16.1% of the Company's proved crude oil and NGL reserves for 2017, 2016 and 2015, respectively.

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

(4)
Extensions, discoveries and other additions were primarily related to drilling activity in the Dimock field located in northeast Pennsylvania. The Company added 1,129.2 Bcfe, 647.7 Bcfe and 890.6 Bcfe of proved reserves in this field in 2017, 2016 and 2015, respectively.

(5)
The net upward revision of 370.1 Bcfe was primarily due to an upward performance revision of 658.7 Bcfe associated with positive drilling results in the Dimock field in northeast Pennsylvania, partially offset by a downward revision of 246.0 Bcfe associated with PUD reclassifications and 42.6 Bcfe associated with lower commodity prices.

(6)
The net upward revision of 928.5 Bcfe was primarily due to an upward revision of 863.8 Bcfe associated with positive drilling results in the Dimock field in northeast Pennsylvania and 103.0 Bcfe associated with higher commodity prices, partially offset by a downward revision of 38.3 Bcfe associated with PUD reclassifications.

(7)	Sales of reserves in place were primarily related to the divestiture of certain oil and gas properties in West Virginia, Virginia and Ohio in September 2017 which represented 321.8 Bcfe.

(8)	Includes proved developed reserves of 20.3 natural gas (Bcf), 31.1 (Mbbl) and 206.7 (Total Bcfe), which were classified as held for sale at December 31, 2017.

(9)	Includes proved undeveloped reserves of 17.6 natural gas (Bcf), 31.2 (Mbbl) and 204.8 (Total Bcfe), which were classified as held for sale at December 31, 2017.
Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:

	December 31,
(In thousands)	2017	2016	2015
Aggregate capitalized costs relating to oil and gas producing activities	$7,472,653	$7,958,548	$9,554,584
Aggregate accumulated depreciation, depletion and amortization	(3,630,855)	(3,717,342)	(4,586,958)
Net capitalized costs	$3,841,798	$4,241,206	$4,967,626
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in property acquisition, exploration and development activities were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Property acquisition costs, proved	$—	$—	$16,312
Property acquisition costs, unproved	102,265	2,703	20,097
Exploration costs	41,232	27,640	34,003
Development costs	617,500	359,501	723,451
Total costs	$760,997	$389,844	$793,863
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

The average prices (adjusted for basis and quality differentials) related to proved reserves are as follows:

	Year Ended December 31,
	2017	2016	2015
Natural gas	$2.33	$1.74	$1.81
Crude oil	$49.26	$37.54	$47.10
NGLs	$20.64	$10.69	$12.98
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
Standardized Measure is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Future cash inflows	$24,602,423	$16,078,109	$16,516,696
Future production costs	(9,080,268)	(7,821,889)	(7,934,427)
Future development costs	(1,901,647)	(1,926,465)	(2,053,562)
Future income tax expenses	(2,585,022)	(1,441,425)	(1,263,452)
Future net cash flows	11,035,486	4,888,330	5,265,255
10% annual discount for estimated timing of cash flows	(6,025,040)	(2,653,563)	(2,406,423)
Standardized measure of discounted future net cash flows	$5,010,446	$2,234,767	$2,858,832

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Beginning of year	$2,234,767	$2,858,832	$6,493,006
Discoveries and extensions, net of related future costs	729,429	147,664	305,607
Net changes in prices and production costs	2,709,183	(240,050)	(7,329,445)
Accretion of discount	261,504	285,883	862,078
Revisions of previous quantity estimates	538,318	120,800	161,379
Timing and other	(71,407)	(154,966)	427,073
Development costs incurred	405,264	238,118	498,350
Sales and transfers, net of production costs	(1,126,520)	(631,912)	(690,618)
Net purchases (sales) of reserves in place	(95,128)	(9,326)	3,623
Net change in income taxes	(574,964)	(380,276)	2,127,779
End of year	$5,010,446	$2,234,767	$2,858,832

CABOT OIL & GAS CORPORATION
SELECTED DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2017
Operating revenues	$517,843	$460,457	$385,416	$400,503	$1,764,219
Impairment of oil and gas properties and other assets(1)	—	68,555	—	414,256	482,811
Earnings (loss) on equity method investments(2)	(1,283)	(1,286)	(1,417)	(96,500)	(100,486)
Operating income (loss)	190,120	57,440	39,986	(438,806)	(151,260)
Net income (loss)(3)	105,720	21,527	17,587	(44,441)	100,393
Basic earnings (loss) per share	0.23	0.05	0.04	(0.10)	0.22
Diluted earnings (loss) per share	0.23	0.05	0.04	(0.10)	0.22
2016
Operating revenues	$281,941	$246,816	$310,429	$316,491	$1,155,677
Impairment of oil and gas properties(1)	—	—	—	435,619	435,619
Operating income (loss)	(55,086)	(70,382)	3,598	(443,075)	(564,945)
Net income (loss)	(51,194)	(62,910)	(10,260)	(292,760)	(417,124)
Basic earnings (loss) per share	(0.12)	(0.14)	(0.02)	(0.63)	(0.91)
Diluted earnings (loss) per share	(0.12)	(0.14)	(0.02)	(0.63)	(0.91)
_______________________________________________________________________________

(1)	For discussion of impairment of oil and gas properties and other assets, refer to Note 3 of the Notes to the Consolidated Financial Statements.

(2)
Earnings (loss) on equity method investments in fourth quarter of 2017 includes an other than temporary impairment of $95.9 million associated with the Company's investment in Constitution. Refer to Note 4 of the Notes to the Consolidated Financial Statements.

(3)
Net income (loss) in the fourth quarter of 2017 includes an income tax benefit of $242.9 million as a result of the remeasurement of the Company's net deferred income tax liabilities based on the new lower corporate income tax rate associated with the Tax Act enacted in December 2017.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
As of December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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
Cabot Oil & Gas Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting is effective at a reasonable assurance level based on those criteria.
The effectiveness of Cabot Oil & Gas Corporation's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2018 annual stockholders' meeting. In addition, the information set forth under the caption "Business—Other Business Matters—Corporate Governance Matters" in Item 1 regarding our Code of Business Conduct is incorporated by reference in response to this Item.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2018 annual stockholders' meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2018 annual stockholders' meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2018 annual stockholders' meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2018 annual stockholders' meeting.

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

Exhibit Number	Description
2.1	Purchase and Sale Agreement, dated as of December 19, 2017, between the Company and VOG Palo Verde L.P. (Form 8-K filed on December 22, 2017).
3.1	Restated Certificate of Incorporation of the Company (Form 8-K filed on January 22, 2010).
3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2012 (Form 10-Q for the quarter ended June 30, 2012).
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2014 (Form 10-Q for the quarter ended June 30, 2014).
3.4	Amended and Restated Bylaws of Cabot Oil & Gas Corporation (Form 8-K filed on July 29, 2016).
4.1	Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
4.2	Note Purchase Agreement dated as of July 16, 2008 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K for July 22, 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
4.3	Note Purchase Agreement dated as of December 1, 2008 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
4.4	Note Purchase Agreement dated as of December 30, 2010 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 10-K for 2010).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).

4.5	Note Purchase Agreement dated as of September 18, 2014 among Cabot Oil & Gas Corporation and the Purchasers named therein (Form 8-K filed on September 24, 2014).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
*10.1	Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 2008).
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

10.14	Third Amendment to Amended and Restated Credit Agreement, dated as of April 17, 2015 (Form 8-K filed on April 23, 2015).
10.15	Fourth Amendment to Amended and Restated Credit Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
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

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 28th of February 2018.

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

Signature	Title	Date

/s/ DAN O. DINGES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
Dan O. Dinges

/s/ SCOTT C. SCHROEDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Scott C. Schroeder

/s/ TODD M. ROEMER	Vice President and Controller (Principal Accounting Officer)	February 28, 2018
Todd M. Roemer

/s/ DOROTHY M. ABLES	Director	February 28, 2018
Dorothy M. Ables

/s/ RHYS J. BEST	Director	February 28, 2018
Rhys J. Best

/s/ ROBERT S. BOSWELL	Director	February 28, 2018
Robert S. Boswell

/s/ AMANDA M. BROCK	Director	February 28, 2018
Amanda M. Brock

/s/ ROBERT KELLEY	Director	February 28, 2018
Robert Kelley

/s/ W. MATT RALLS	Director	February 28, 2018
W. Matt Ralls

/s/ MARCUS A. WATTS	Director	February 28, 2018
Marcus A. Watts