Form 10-K/A
period 2017-12-31
CABOT OIL & GAS CORP
filed 2018-03-02
CIK 858470

UNITED STATES
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

EXPLANATORY NOTE
Cabot Oil & Gas Corporation (the Company) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Original Filing) with the U.S. Securities and Exchange Commission (SEC) on February 28, 2018. The Company is filing this Amendment No. 1 (Amendment) to its Original Filing solely to revise a typographical error in a date contained in the Report of Independent Registered Public Accounting Firm related to their Opinion on the Financial Statements and Internal Control over Financial Reporting. In that report, the date of the Opinion was inadvertently referenced as February 27, 2018. The correct date of their Opinion is February 28, 2018. That error has been corrected in this Amendment.
In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.
Except as described above, this Amendment does not amend or update any other information contained in the Original Filing. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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
February 28, 2018

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

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 1st of March 2018.

CABOT OIL & GAS CORPORATION
By:	/s/ TODD M. ROEMER
Todd M. Roemer Vice President and Controller
________________________________________________________________________________________________________________________