Form 10-Q
period 2018-03-31
CABOT OIL & GAS CORP
filed 2018-04-27
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2018, there were 451,487,754 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$964,928	$480,047
Accounts receivable, net	170,000	216,004
Income taxes receivable	81,420	56,666
Inventories	12,448	8,006
Derivative instruments	5,551	—
Current assets held for sale	—	1,440
Other current assets	1,771	2,794
Total current assets	1,236,118	764,957
Properties and equipment, net (Successful efforts method)	3,146,252	3,072,204
Equity method investments	120,501	86,077
Assets held for sale	6,807	778,855
Derivative instruments	5,762	2,239
Other assets	22,961	23,012
	$4,538,401	$4,727,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$174,662	$238,045
Current portion of long-term debt	304,000	304,000
Accrued liabilities	11,570	27,441
Interest payable	12,257	27,575
Derivative instruments	8,002	30,637
Current liabilities held for sale	—	2,352
Total current liabilities	510,491	630,050
Long-term debt, net	1,218,231	1,217,891
Deferred income taxes	291,280	227,030
Asset retirement obligations	45,507	43,601
Liabilities held for sale	1,867	15,748
Postretirement benefits	29,722	29,396
Other liabilities	34,787	39,723
Total liabilities	2,131,885	2,203,439
Commitments and contingencies
Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2018 and 2017, respectively
Issued — 476,081,339 shares and 475,547,419 shares in 2018 and 2017, respectively	47,608	47,555
Additional paid-in capital	1,742,668	1,742,419
Retained earnings	1,251,568	1,162,430
Accumulated other comprehensive income (loss)	2,383	2,077
Less treasury stock, at cost:
23,263,707 shares and 14,935,926 shares in 2018 and 2017, respectively	(637,711)	(430,576)
Total stockholders' equity	2,406,516	2,523,905
	$4,538,401	$4,727,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
OPERATING REVENUES
Natural gas	$412,108	$433,442
Crude oil and condensate	48,722	42,990
Gain on derivative instruments	5,577	33,384
Brokered natural gas	4,950	4,695
Other	1,870	3,332
	473,227	517,843
OPERATING EXPENSES
Direct operations	20,070	24,641
Transportation and gathering	112,125	123,474
Brokered natural gas	4,950	4,046
Taxes other than income	7,190	9,058
Exploration	3,617	6,198
Depreciation, depletion and amortization	82,128	135,100
General and administrative	24,060	23,700
	254,140	326,217
Loss on equity method investments	(994)	(1,283)
Loss on sale of assets	(41,049)	(223)
INCOME FROM OPERATIONS	177,044	190,120
Interest expense, net	20,058	20,771
Other expense	114	424
Income before income taxes	156,872	168,925
Income tax expense	39,641	63,205
NET INCOME	$117,231	$105,720

Earnings per share
Basic	$0.26	$0.23
Diluted	$0.25	$0.23

Weighted-average common shares outstanding
Basic	459,715	465,348
Diluted	461,549	466,888

Dividends per common share	$0.06	$0.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,231	$105,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	82,128	135,100
Deferred income tax expense	64,287	53,289
Loss on sale of assets	41,049	223
Exploratory dry hole cost	(60)	2,842
Gain on derivative instruments	(5,577)	(33,384)
Net cash paid in settlement of derivative instruments	(26,131)	(1,524)
Loss on equity method investments	994	1,283
Amortization of debt issuance costs	1,195	1,189
Stock-based compensation and other	5,184	8,283
Changes in assets and liabilities:
Accounts receivable, net	50,216	(1,738)
Income taxes	(24,646)	10,534
Inventories	(4,309)	1,209
Other current assets	1,023	1,170
Accounts payable and accrued liabilities	(14,169)	151
Interest payable	(15,318)	(15,388)
Other assets and liabilities	(337)	419
Net cash provided by operating activities	272,760	269,378
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(156,257)	(208,384)
Proceeds from sale of assets	646,545	374
Investment in equity method investments	(35,418)	(7,742)
Net cash provided by (used in) investing activities	454,870	(215,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock repurchases	(207,134)	—
Dividends paid	(27,647)	(9,306)
Tax withholdings on vesting of stock awards	(7,968)	(5,414)
Other	—	37
Net cash used in financing activities	(242,749)	(14,683)
Net increase in cash and cash equivalents	484,881	38,943
Cash and cash equivalents, beginning of period	480,047	498,542
Cash and cash equivalents, end of period	$964,928	$537,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2017 (Form 10-K/A) filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K/A. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications had no impact on previously reported stockholders' equity, net income or cash flows.
Recently Adopted Accounting Pronouncements
Revenue Recognition. In May 2014, the Financial Accounting Standards Boards (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (Accounting Standards Codification (ASC) 606, as subsequently amended). ASC 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (ASC 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method.
The adoption of ASC 606 also included the adoption and modification of other guidance, particularly the creation of ASC 340-40 on costs to obtain or fulfill contracts with customers and ASC 610-20 on gains or losses on derecognition of nonfinancial assets. ASC 340-40 provides additional capitalization, amortization and impairment guidance for certain costs associated with obtaining or fulfilling contracts subject to ASC 606. ASC 610-20 provides guidance on the measurement and recognition of gains and losses for disposals of assets that are not the outputs of ordinary activities, such as sales of fixed assets, when they are not businesses or deconsolidation of subsidiaries. The guidance in ASC 610-20 largely aligns with the guidance in ASC 606. It also supersedes most guidance on real estate sales that was contained in ASC 360-20; however, it does not apply to conveyances of oil and gas interests, which continue to be governed by guidance in ASC 932 for oil and gas extractive activities.
There was no material effect from the adoption of ASC 340-40 or ASC 610-20 separate from those discussed from the adoption of ASC 606.
Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall, as an amendment to ASC Subtopic 825-10. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other items, this update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. This impairment assessment reduces the complexity of the other-than-temporary impairment guidance that entities follow currently. The Company adopted ASU 2016-01 as of January 1, 2018. The adoption of this guidance did not have a material effect on the Company's financial position, results of operation or cash flows.
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current accounting guidance is either unclear or does not include specific guidance. The Company adopted this guidance effective January 1, 2018. In conjunction with the adoption, the Company made an accounting policy election to classify distributions it receives from its equity method investees based on the nature of distributions approach in which distributions received are classified on the basis of the nature of the activity that generated the distribution as either a return on investment (cash inflows from operating activities) or a return of investment (cash inflows from investing activities). The adoption of this guidance did not have a material effect on the Company's financial position, results of operation or cash flows.
Recently Issued Accounting Pronouncements
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases.

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
Additionally, in January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Practical Expedient for Transition. The amendments in this update provide an optional transition to not evaluate existing or expired land easements that were not previously accounted for under current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements beginning at the date of adoption. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The Company is currently evaluating this guidance to determine whether or not to make use of this practical expedient.
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and the related guidance in ASC 340-40 (the new revenue standard), and related guidance on gains and losses on derecognition of nonfinancial assets ASC 610-20, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, the Company recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings; however, no significant adjustment was required as a result of adopting the new revenue standard. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard. The comparative information has not been restated and continues to be reported under the historic accounting standards in effect for those periods. The impact of the adoption of the new revenue standard is expected to be immaterial to the Company’s net income on an ongoing basis.
The Company’s revenue is typically generated from contracts to sell natural gas, crude oil or NGLs produced from interests in oil and gas properties owned by the Company. Contracts for the sale of natural gas and crude oil are evidenced by (1) base contracts for the sale and purchase of natural gas or crude oil, which document the general terms and conditions for the sale, and (2) transaction confirmations, which document the terms of each specific sale. These contracts generally require the Company to deliver a specific amount of a commodity per day for a specified number of days at a price that is either fixed or variable. The transaction confirmations specify a delivery point which represents the point at which control of the product is transferred to the customer. These contracts frequently meet the definition of a derivative under ASC 815, and are accounted for as derivatives unless the Company elects to treat them as normal sales as permitted under that guidance. The Company typically elects to treat contracts to sell oil and gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent multiple performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.
Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer. The contract consideration in the Company’s variable price contracts are typically allocated to specific performance obligations in the contract according to the price stated in the contract. Amounts allocated in the Company’s fixed price contracts are based on the standalone selling price of those products in the context of long-term, fixed price contracts, which generally approximates the contract price. Payment is generally received one or two months after the sale has occurred.
Gain or loss on derivative instruments is outside the scope of ASC 606 and is not considered revenue from contracts with customers subject to ASC 606. The Company may use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales, or in limited cases may use them for contracts the Company intends to physically settle but do not meet all of the criteria to be treated as normal sales.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer, are excluded from revenue.
Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. Under this method, a natural gas imbalance liability is recorded if the Company's excess takes of natural gas exceed its estimated remaining proved developed reserves for these properties at the actual price realized upon the gas sale. A receivable is recognized only to the extent an imbalance cannot be recouped from the reserves in the underlying properties. The Company’s aggregate imbalance positions at March 31, 2018 and December 31, 2017 were not material.
Brokered Natural Gas. Revenues and expenses related to brokered natural gas are reported gross as part of operating revenues and operating expenses in accordance with applicable accounting standards. The Company buys and sells natural gas utilizing separate purchase and sale transactions, typically with separate counterparties, whereby the Company and/or the counterparty obtains control of the natural gas purchased or sold.
Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2018	2017(1)
OPERATING REVENUES
Natural gas	$412,108	$433,442
Crude oil and condensate	48,722	42,990
Brokered natural gas	4,950	4,695
Other	1,870	3,332
Total revenues from contracts with customers	467,650	484,459
Gain on derivative instruments	5,577	33,384
Total operating revenues	$473,227	$517,843
_______________________________________________________________________________

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and are generated in the United States.
Transaction Price Allocated to Remaining Performance Obligations. A significant number of the Company’s product sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
As of March 31, 2018, the Company has $15.3 million of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next five years.
Contract Balances. Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $161.1 million and $215.5 million as of March 31, 2018 and December 31, 2017, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
Practical Expedients. The Company has made use of certain practical expedients in adopting the new revenue standard, including the value of unsatisfied performance obligations are not disclosed for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice, (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation and meets the variable allocation criteria in the standard and (iv) only contracts that are not completed at transition.
The Company has not adjusted the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.

2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Proved oil and gas properties	$5,082,995	$4,932,512
Unproved oil and gas properties	194,003	190,474
Gathering and pipeline systems	1,569	1,569
Land, building and other equipment	81,957	82,670
	5,360,524	5,207,225
Accumulated depreciation, depletion and amortization	(2,214,272)	(2,135,021)
	$3,146,252	$3,072,204
At March 31, 2018, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
Divestitures
In February 2018, the Company sold its operated and non-operated Eagle Ford Shale assets for $765.0 million. During the fourth quarter of 2017, the Company classified these assets as held for sale and recorded an impairment charge of $414.3 million associated with the proposed sale of these properties. Upon closing the sale in the first quarter of 2018, the Company recognized a loss on sale of oil and gas properties of $44.8 million.
3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017	2018	2017
Balance at beginning of period	$732	$96,850	$85,345	$32,674	$86,077	$129,524
Contributions	250	1,125	35,168	6,617	35,418	7,742
Loss on equity method investments	(982)	(1,282)	(12)	(1)	(994)	(1,283)
Balance at end of period	$—	$96,693	$120,501	$39,290	$120,501	$135,983
During 2018, the Company expects to contribute approximately $60.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K/A.
Constitution
As of March 31, 2018, the Company’s carrying value of its investment in Constitution is less than its proportionate share of Constitution’s net assets by $95.9 million. This basis difference is due to the Company’s impairment recorded in the fourth quarter of 2017 and relates entirely to the pipeline assets of Constitution. The Company expects to amortize this basis difference once the related assets of Constitution are placed in service, which may or may not occur, depending on the outcome of the legal and regulatory process related to certain permitting matters.
The Company remains committed to funding the project in an amount proportionate to its ownership interest for the development and construction of the new pipeline.

4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Total debt
6.51% weighted-average senior notes (1)	$361,000	$361,000
9.78% senior notes (2)	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(5,769)	(6,109)
	$1,522,231	$1,521,891
_______________________________________________________________________________
(1) Includes $237.0 million of current portion of long-term debt at March 31, 2018 and December 31, 2017, respectively.
(2) Includes $67.0 million of current portion of long-term debt at March 31, 2018 and December 31, 2017, respectively.
The borrowing base under the terms of the Company's revolving credit facility is redetermined annually in April. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 18, 2018, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively.
At March 31, 2018, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
At March 31, 2018, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion.
5. Derivative Instruments and Hedging Activities
As of March 31, 2018, the Company had the following outstanding financial commodity derivatives:

					Basis Swaps
				Swaps
Type of Contract	Volume		Contract Period	Weighted-Average	Weighted-Average
Financial contracts
Natural gas (Leidy)	26.7	Bcf	Apr. 2018 - Dec. 2018		$(0.69)
Natural gas (Transco)	18.7	Bcf	Apr. 2018 - Dec. 2019		$0.42
Natural gas (NYMEX)	69.5	Bcf	Apr. 2018 - Dec. 2018	$2.93
Natural gas (NYMEX)	10.4	Bcf	Apr. 2018 - Oct. 2018	$3.10
As of March 31, 2018, the Company had the following outstanding physical commodity derivatives:

Type of Contract	Volume		Contract Period	Weighted-Average Fixed Price
Physical contracts
Natural gas purchase	10.4	Bcf	Apr. 2018 - Oct. 2018	$3.67
In the tables above, natural gas prices are stated per Mcf.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commodity contracts	Derivative instruments (current)	$5,551	$—	$8,002	$30,637
Commodity contracts	Derivative instruments (non-current)	5,762	2,239	—	—
		$11,313	$2,239	$8,002	$30,637
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	March 31, 2018	December 31, 2017
Derivative assets
Gross amounts of recognized assets	$11,950	$2,239
Gross amounts offset in the statement of financial position	(637)	—
Net amounts of assets presented in the statement of financial position	11,313	2,239
Gross amounts of financial instruments not offset in the statement of financial position	4,728	—
Net amount	$16,041	$2,239

Derivative liabilities
Gross amounts of recognized liabilities	$8,639	$30,637
Gross amounts offset in the statement of financial position	(637)	—
Net amounts of liabilities presented in the statement of financial position	8,002	30,637
Gross amounts of financial instruments not offset in the statement of financial position	5,534	241
Net amount	$13,536	$30,878
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(26,131)	$(1,524)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	31,708	34,908
	$5,577	$33,384
6. Fair Value Measurements
The Company follows the authoritative guidance for measuring fair value of assets and liabilities in its financial statements. For further information regarding the fair value hierarchy, refer to Note 1 of the Notes to the Consolidated Financial Statements in the Form 10-K/A.

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018
Assets
Deferred compensation plan	$15,717	$—	$—	$15,717
Derivative instruments	—	3,326	7,987	11,313
Total assets	$15,717	$3,326	$7,987	$27,030
Liabilities
Deferred compensation plan	$27,605	$—	$—	$27,605
Derivative instruments	—	—	8,002	8,002
Total liabilities	$27,605	$—	$8,002	$35,607

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets
Deferred compensation plan	$14,966	$—	$—	$14,966
Derivative instruments	—	—	2,239	2,239
Total assets	$14,966	$—	$2,239	$17,205
Liabilities
Deferred compensation plan	$29,145	$—	$—	$29,145
Derivative instruments	—	—	30,637	30,637
Total liabilities	$29,145	$—	$30,637	$59,782
The Company’s investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. Estimates are verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$(28,398)	$(15,868)
Total gain (loss) included in earnings	6,628	21,918
Settlement (gain) loss	21,755	(981)
Transfers in and/or out of level 3	—	—
Balance at end of period	$(15)	$5,069

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$2,217	$20,937
There were no transfers between Level 1 and Level 2 fair value measurements for the three months ended March 31, 2018 and 2017.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2018, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,522,231	$1,499,909	$1,521,891	$1,527,624
Current maturities	(304,000)	(308,846)	(304,000)	(312,055)
Long-term debt, excluding current maturities	$1,218,231	$1,191,063	$1,217,891	$1,215,569

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Three Months Ended March 31, 2018
Balance at beginning of period(1)	$48,553
Liabilities incurred	1,546
Liabilities settled	(413)
Liabilities divested	(3,782)
Accretion expense	603
Balance at end of period(2)	$46,507
_______________________________________________________________________________

(1)	Includes $5.0 million of current asset retirement obligations included in accrued liabilities at December 31, 2017.

(2)	Includes $1.0 million of current asset retirement obligations included in accrued liabilities at March 31, 2018.
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements” and "Lease Commitments” as disclosed in Note 9 of the Notes to Consolidated Financial Statements in the Form 10-K/A.
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
Contingency Reserves. When deemed necessary, the Company establishes reserves for certain legal proceedings. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur additional losses with respect to those matters in which reserves have been established. The Company believes that any such amount above the amounts accrued would not be material to the Condensed Consolidated Financial Statements. Future changes in facts and circumstances not currently foreseeable could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.
9. Capital Stock
Treasury Stock
In February 2018, the Board of Directors authorized an increase of 25.0 million shares to the Company’s share repurchase program. After this authorization, the total number of shares available for repurchase is 30.1 million shares. Under the share repurchase program, the Company may purchase shares of common stock in the open market or in negotiated transactions. The timing and amount of any stock purchases are determined at the discretion of management. The Company may use the repurchased shares to fund stock compensation programs currently in existence, or for other corporate purposes. All purchases executed to date have been through open market transactions. There is no expiration date associated with the authorization to repurchase common stock of the Company.
During the first three months of 2018, the Company repurchased 8.3 million shares for a total cost of $207.1 million. As of March 31, 2018, 21.7 million shares are available for repurchase under the share repurchase program.
No treasury shares have been delivered or sold by the Company subsequent to the repurchase. As of March 31, 2018, 23.3 million shares were held as treasury stock.

Subsequent Event. Subsequent to March 31, 2018, the Company repurchased 1.6 million shares for a total cost of $38.5 million under a Rule 10b5-1 Plan. The plan expires on April 30, 2018.
10. Stock-based Compensation
General
From time to time the Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $5.4 million and $8.3 million in the first quarter of 2018 and 2017, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K/A for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first three months of 2018, 71,400 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $23.42 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first three months of 2018 commenced on January 1, 2018 and ends on December 31, 2020. The Company used an annual forfeiture rate assumption ranging from 0% to 5% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at March 31, 2018, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first three months of 2018, 531,670 Employee Performance Share Awards were granted at a grant date value of $23.25 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first three months of 2018, 321,720 Hybrid Performance Share Awards were granted at a grant date value of $23.25 per share. The 2018 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first three months of 2018, 482,581 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.

The following assumptions were used to determine the grant date fair value of the equity component (February 21, 2018) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2018
Fair value per performance share award	$19.92	$8.44-$17.09
Assumptions:
Stock price volatility	37.3%	26.0% - 38.1%
Risk free rate of return	2.40%	2.00% - 2.35%
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2018	2017
Weighted-average shares - basic	459,715	465,348
Dilution effect of stock appreciation rights and stock awards at end of period	1,834	1,540
Weighted-average shares - diluted	461,549	466,888
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In thousands)	2018	2017
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	608	477
12. Income Taxes
On December 22, 2017, the U.S. enacted tax legislation referred to as the Tax Cuts and Jobs Act (the Tax Act) which significantly changes U.S. corporate income tax laws beginning, generally, in 2018. These changes include, among others, (i) a permanent reduction of the U.S. corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) elimination of the corporate alternative minimum tax, (iii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iv) limitation on the tax deduction for interest expense to 30% of adjusted taxable income, (v) limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, and (vi) elimination of many business deductions and credits, including the domestic production activities deduction, the deduction for entertainment expenditures, and the deduction for certain executive compensation in excess of $1 million. The Company included the impacts of the Tax Act in the fourth quarter 2017 consolidated financial statements, and no changes were made to those provisional amounts during the first quarter 2018. The Company will continue to examine the impact of this legislation and future regulations. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The first quarter 2018 tax provision reflects the law changes noted above, including the new corporate tax rate of 21%.
Income tax expense decreased $23.6 million due to a lower effective tax rate and slightly lower pre tax income. The effective tax rates for the first three months of 2018 and 2017 were 25.3% and 37.4%, respectively. The decrease in the effective tax rate is primarily due to the impact of the Tax Act law changes that were effective January 1, 2018, partially offset by an increase in the blended state statutory tax rate as a result of changes in the Company's state apportionment factors due to the Eagle Ford Shale asset divestiture in February 2018.

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2018	December 31, 2017
Accounts receivable, net
Trade accounts	$161,085	$215,511
Joint interest accounts	673	467
Other accounts	9,528	1,312
	171,286	217,290
Allowance for doubtful accounts	(1,286)	(1,286)
	$170,000	$216,004
Other assets
Deferred compensation plan	$15,717	$14,966
Debt issuance costs	7,136	7,990
Other accounts	108	56
	$22,961	$23,012
Accounts payable
Trade accounts	$19,858	$7,815
Natural gas purchases	3,468	4,299
Royalty and other owners	27,614	39,207
Accrued transportation	46,704	51,433
Accrued capital costs	42,162	31,130
Taxes other than income	20,087	16,801
Deposits received for asset sales	5,000	81,500
Other accounts	9,769	5,860
	$174,662	$238,045
Accrued liabilities
Employee benefits	$8,431	$20,645
Taxes other than income	1,525	550
Income taxes payable	109	—
Asset retirement obligations	1,000	4,952
Other accounts	505	1,294
	$11,570	$27,441
Other liabilities
Deferred compensation plan	$27,605	$29,145
Other accounts	7,182	10,578
	$34,787	$39,723

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three month periods ended March 31, 2018 and 2017 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K/A for the year ended December 31, 2017 (Form 10-K/A).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 are as follows:

•	Equivalent production decreased 0.5 Bcfe, or 0.3%, from 170.1 Bcfe, or 1,889.6 Mmcfe per day, in 2017 to 169.6 Bcfe, or 1,884.2 Mmcfe per day, in 2018.

•	Natural gas production increased 0.8 Bcf, or 0.5%, from 163.8 Bcf in 2017 to 164.6 Bcf in 2018, as a result of drilling and completion activities in Pennsylvania.

•	Crude oil/condensate/NGL production decreased 0.2 Mmbbls, or 21%, from 1.0 Mmbbls in 2017 to 0.8 Mmbbls in 2018, as result of the sale of our Eagle Ford Shale assets in February 2018.

•	Average realized natural gas price was $2.44 per Mcf, 8% lower than the $2.64 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $63.61 per Bbl, 36% higher than the $46.73 per Bbl realized in the comparable period of the prior year.

•	Total capital expenditures were $167.3 million compared to $212.2 million in the comparable period of the prior year.

•	Drilled 15 gross wells (15.0 net) with a success rate of 100% compared to 21 gross wells (21.0 net) with a success rate of 95.2% for the comparable period of the prior year.

•	Completed 11 gross wells (11.0 net) in 2018 compared to 25 gross wells (24.0 net) in 2017.

•
Average rig count during 2018 was approximately 2.8 rigs in the Marcellus Shale and approximately 1.0 rigs in other areas, compared to an average rig count in the Marcellus Shale of approximately 2.0 rigs and approximately 1.0 rigs in the Eagle Ford Shale during 2017.

•	Received net proceeds of $646.5 million primarily related to the divestiture of our Eagle Ford Shale assets in south Texas in February 2018.

•	Repurchased 8.3 million shares of our common stock for a total cost of $207.1 million in 2018.
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
We account for our derivative instruments on a mark-to-market basis with changes in fair value recognized in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments, we will likely experience volatility in our earnings due to commodity price volatility. Refer to “Impact of Derivative Instruments on Operating Revenues” below and Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.

Commodity prices have remained volatile but have improved during 2018 compared to the fourth quarter of 2017. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of its oil and gas properties and, if necessary, record an impairment charge.
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
Outlook
Our full year 2018 capital spending program includes approximately $890.0 million in capital expenditures related to our drilling and completion program, leasehold acquisitions and contributions of approximately $60.0 million to our equity method investments. All such expenditures are expected to be funded by existing cash, operating cash flow and if required, borrowings under our revolving credit facility.
In 2017, we drilled 91 gross wells (82.5 net) and completed 105 gross wells (94.2 net), of which 50 gross wells (44.3 net) were drilled but uncompleted in prior years. In 2018, we plan to allocate the majority of our capital to the Marcellus Shale, where we expect to drill 85 gross wells (85.0 net) and complete 95 gross wells (95.0 net). We will continue to assess the natural gas environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the three months ended March 31, 2018 were from the sale of natural gas and crude oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures, contributions to our equity method investments, interest payments on debt, repurchase of shares of our common stock and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 18, 2018, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. There were no borrowings outstanding under our revolving credit facility as of March 31, 2018.
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
At March 31, 2018, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. See our Form 10-K/A for further discussion of our restrictive financial covenants.

Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows provided by operating activities	$272,760	$269,378
Cash flows provided by (used in) investing activities	454,870	(215,752)
Cash flows used in financing activities	(242,749)	(14,683)
Net increase in cash and cash equivalents	$484,881	$38,943
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2018 and December 31, 2017, we had a working capital surplus of $725.6 million and $134.9 million, respectively.
Net cash provided by operating activities in the first three months of 2018 increased by $3.4 million compared to the first three months of 2017. This increase was primarily due to lower cash operating expenses, partially offset by lower operating revenues and higher cash derivative settlement payments. The decrease in operating revenues was primarily due to a decrease in realized natural gas prices and lower equivalent production, partially offset by higher crude oil prices. Average realized natural gas prices decreased by 8% and crude oil prices increased 36%, respectively, for the first three months of 2018 compared to the first three months of 2017. Equivalent production was flat for the first three months of 2018 compared to the first three months of 2017 due to slightly higher natural gas production in the Marcellus Shale, offset by lower crude oil production due to the Eagle Ford Shale divestiture in February 2018.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations.
Investing Activities. Cash flows provided by investing activities increased by $670.6 million for the first three months of 2018 compared to the first three months of 2017. The increase was due to $646.2 million higher proceeds from the sale of assets primarily due to the divestiture of our Eagle Ford Shale assets in February 2018 and $52.1 million lower capital expenditures. These increases were partially offset by $27.7 million higher capital contributions associated with our equity method investments.
Financing Activities. Cash flows used in financing activities increased by $228.1 million for the first three months of 2018 compared to the first three months of 2017. This increase was primarily due to $207.1 million of repurchases of our common stock in 2018 and $18.3 million of higher dividend payments related to an increase in our dividend rate from $0.02 per share for the first three months of 2017 to $0.06 per share in the first three months of 2018.

Capitalization
Information about our capitalization is as follows:

(In thousands)	March 31, 2018	December 31, 2017
Debt (1)	$1,522,231	$1,521,891
Stockholders' equity	2,406,516	2,523,905
Total capitalization	$3,928,747	$4,045,796
Debt to total capitalization	39%	38%
Cash and cash equivalents	$964,928	$480,047

(1)	Includes $304.0 million of current portion of long-term debt at March 31, 2018 and December 31, 2017, respectively.
During the first three months of 2018, we repurchased 8.3 million shares of our common stock for $207.1 million. During the first three months of 2018 and 2017, we paid dividends of $27.6 million ($0.06 per share) and $9.3 million ($0.02 per share), respectively, on our common stock.
In January 2018, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.05 per share to $0.06 per share.
Subsequent to March 31, 2018, the Company repurchased 1.6 million shares for a total cost of $38.5 million under a Rule 10b5-1 Plan. The plan expires on April 30, 2018.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In thousands)	2018	2017
Capital expenditures
Drilling and facilities	$158,156	$141,987
Leasehold acquisitions	7,369	67,892
Pipeline and gathering	—	618
Other	1,824	1,740
	167,349	212,237
Exploration expenditures	3,617	6,198
Total	$170,966	$218,435

For the full year of 2018, we plan to drill approximately 85 gross wells (85.0 net) and complete 95 gross wells (95.0 net), of which 51 gross wells (45.0 net) were drilled but uncompleted in prior years. In 2018, our drilling program includes approximately $890.0 million in total capital expenditures compared to $757.2 million in 2017. See “Outlook” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations described under “Transportation and Gathering Agreements” and “Lease Commitments” as disclosed in Note 9 of the Notes to the Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K/A.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See our Form 10-K/A for further discussion of our critical accounting policies.
Recently Adopted and Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements, “Financial Statement Presentation,” for a discussion of new accounting pronouncements that affect us.
Results of Operations
First Three Months of 2018 and 2017 Compared
We reported net income in the first three months of 2018 of $117.2 million, or $0.26 per share, compared to net income of $105.7 million, or $0.23 per share, in the first three months of 2017. The increase in net income was primarily due to lower operating expenses and income tax expense, partially offset by lower operating revenues and higher loss on sale of assets.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
Revenue Variances (In thousands)	2018	2017	Amount	Percent
Natural gas	$412,108	$433,442	$(21,334)	(5)%
Crude oil and condensate	48,722	42,990	5,732	13%
Gain on derivative instruments	5,577	33,384	(27,807)	(83)%
Brokered natural gas	4,950	4,695	255	5%
Other	1,870	3,332	(1,462)	(44)%
	$473,227	$517,843	$(44,616)	(9)%

	Three Months Ended March 31,		Variance		Increase (Decrease) (In thousands)
	2018	2017	Amount	Percent
Price Variances
Natural gas	$2.50	$2.65	$(0.15)	(6)%	$(23,454)
Crude oil and condensate	$64.61	$46.68	$17.93	38%	13,528
Total					$(9,926)
Volume Variances
Natural gas (Bcf)	164.6	163.8	0.8	—%	$2,120
Crude oil and condensate (Mbbl)	754	921	(167)	(18)%	(7,796)
Total					$(5,676)
Natural Gas Revenues
The decrease in natural gas revenues of $21.3 million was due to lower natural gas prices partially offset by a slight increase in production.
Crude Oil and Condensate Revenues
The increase in crude oil and condensate revenues of $5.7 million was primarily due to higher crude oil prices partially offset by lower production. The decrease in production was the result of the sale of our Eagle Ford Shale assets in February 2018.

Impact of Derivative Instruments on Operating Revenues

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(26,131)	$(1,524)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	31,708	34,908
	$5,577	$33,384
Brokered Natural Gas

	Three Months Ended March 31,				Variance		Price and Volume Variances (In thousands)
	2018		2017		Amount	Percent
Brokered Natural Gas Sales
Sales price ($/Mcf)		$2.80		$3.92	$(1.12)	(29)%	$(1,982)
Volume brokered (Mmcf)	x	1,770	x	1,196	574	48%	2,237
Brokered natural gas (In thousands)		$4,950		$4,695			$255

Brokered Natural Gas Purchases
Purchase price ($/Mcf)		$2.80		$3.38	$(0.58)	(17)%	$(1,027)
Volume brokered (Mmcf)	x	1,770	x	1,196	574	48%	1,931
Brokered natural gas (In thousands)		$4,950		$4,046			$904

Brokered natural gas margin (In thousands)		$—		$649			$(649)
Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2018	2017	Amount	Percent
Operating and Other Expenses
Direct operations	$20,070	$24,641	$(4,571)	(19)%
Transportation and gathering	112,125	123,474	(11,349)	(9)%
Brokered natural gas	4,950	4,046	904	22%
Taxes other than income	7,190	9,058	(1,868)	(21)%
Exploration	3,617	6,198	(2,581)	(42)%
Depreciation, depletion and amortization	82,128	135,100	(52,972)	(39)%
General and administrative	24,060	23,700	360	2%
	$254,140	$326,217	$(72,077)	(22)%

Loss on equity method investments	$(994)	$(1,283)	$(289)	(23)%
Loss on sale of assets	(41,049)	(223)	40,826	18,308%
Interest expense, net	20,058	20,771	(713)	(3)%
Other expense	114	424	(310)	(73)%
Income tax expense	39,641	63,205	(23,564)	(37)%
Total costs and expenses from operations decreased by $72.1 million, or 22%, in the first three months of 2018 compared to the same period of 2017. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $4.6 million largely due to the divestiture of certain oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio in the third quarter of 2017 and the Eagle Ford Shale assets in February 2018.

•
Transportation and gathering decreased $11.3 million due to lower transportation rates in 2018 associated with our oil production and a decrease in certain charges associated with transportation expenses in the Eagle Ford Shale in 2017. There were no charges in 2018.

•	Brokered natural gas increased $0.9 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $1.9 million due to a decrease of $2.6 million in ad valorem taxes as a result of the sale of our oil and gas properties in West Virginia, Virginia and Ohio in the third quarter of 2017 and Eagle Ford Shale assets in February 2018. These decreases were offset by $0.7 million of higher drilling impact fees in Pennsylvania due to an increase in rates and and drilling activity.

•	Exploration decreased $2.6 million due to lower dry hole expenses in 2018 compared to 2017.

•
Depreciation, depletion and amortization decreased $53.0 million primarily due to lower DD&A of $48.4 million, lower amortization of unproved properties of $2.7 million and lower accretion of $1.2 million. The decrease in DD&A was primarily due to a decrease of $48.1 million related to a lower DD&A rate of $0.44 per Mcfe for the first three months of 2018 compared to $0.72 per Mcfe for the first three months of 2017. The lower DD&A rate was due to the cessation of DD&A related to the sale of our Eagle Ford Shale assets that were classified as held for sale in the fourth quarter of 2017.

•
General and administrative increased $0.4 million primarily due to $2.8 million higher employee costs and professional services offset by lower stock compensation cost of $2.8 million. The remaining differences were not individually significant.

Loss on Equity Method Investments
The decrease in loss on equity method investments is the result of the recording of our proportionate share of net losses from our equity method investments, which decreased in 2018 compared to 2017.
Loss on Sale of Assets
Loss on sale of assets increased $40.8 million due to the sale of our Eagle Ford Shale oil and gas properties in south Texas in February 2018.
Interest Expense, net
Interest expense, net decreased $0.7 million primarily due to an increase in interest income associated with higher cash on hand during 2018.
Income Tax Expense
Income tax expense decreased $23.6 million due to a lower effective tax rate and slightly lower pre tax income. The effective tax rates for the first three months of 2018 and 2017 were 25.3% and 37.4%, respectively. The decrease in the effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act changes that are effective January 1, 2018, partially offset by an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors due to the Eagle Ford Shale asset divestiture in February 2018.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including geographic basis differentials) of natural gas and crude oil, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. See “Risk Factors” in Item 1A of the        Form 10-K/A for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Our primary market risk is exposure to natural gas and crude oil prices. Realized prices are mainly driven by worldwide prices for crude oil and spot market prices for North American natural gas production. Commodity prices can be volatile and unpredictable.
Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of price volatility for our production in the natural gas and crude oil markets through the use of commodity derivatives. A committee that consists of members of senior management oversees our risk management activities. Our commodity derivatives generally cover a portion of our production and provide only partial price protection by limiting the benefit to us of increases in prices, while protecting us in the event of price declines. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our commodity derivatives. Please read the discussion below as well as Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K/A for a more detailed discussion of our derivative and risk management activities.
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
As of March 31, 2018, we had the following outstanding financial commodity derivatives:

				Swaps	Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)

Type of Contract	Volume		Contract Period	Weighted- Average	Weighted- Average
Financial contracts
Natural gas (Leidy)	26.7	Bcf	Apr. 2018 - Dec. 2018		$(0.69)	$900
Natural gas (Transco)	18.7	Bcf	Apr. 2018 - Dec. 2019		$0.42	7,101
Natural gas (NYMEX)	69.5	Bcf	Apr. 2018 - Dec. 2018	$2.93		993
Natural gas (NYMEX)	10.4	Bcf	Apr. 2018 - Oct. 2018	$3.10		2,331
						$11,325
As of March 31, 2018, we had the following outstanding physical commodity derivatives:

Type of Contract	Volume		Contract Period	Weighted-Average Fixed Price	Estimated Fair Value Asset (Liability) (In thousands)
Physical contracts
Natural gas purchase	10.4	Bcf	Apr. 2018 - Oct. 2018	$3.67	$(8,002)
					$(8,002)
In the above tables, natural gas prices are stated per Mcf.
The amounts set forth in the tables above represent our total unrealized derivative position at March 31, 2018 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first three months of 2018, natural gas basis swaps covered 9.9 Bcf, or 6%, of natural gas production at an average price of $2.71 per Mcf. Natural gas swaps covered 17.8 Bcf, or 11%, of natural gas production at an average price of

$2.95 per Mcf. Crude oil collars with floor prices of $55.00 per Bbl and ceiling prices ranging from $63.35 to $63.80 per Bbl covered 0.2 Mmbbl, or 33%, of crude oil production at an average price of $63.62 per Bbl.
In January 2018, as a result of the pending sale of our Eagle Ford Shale assets, we terminated all of our outstanding crude oil financial derivatives for $0.3 million.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,522,231	$1,499,909	$1,521,891	$1,527,624
Current maturities	(304,000)	(308,846)	(304,000)	(312,055)
Long-term debt, excluding current maturities	$1,218,231	$1,191,063	$1,217,891	$1,215,569
ITEM 4.    Controls and Procedures
As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
During the quarter ended March 31, 2018, the Company implemented a new Enterprise Resource Planning (ERP) system designed to upgrade our technology and improve our financial and operational information. The Company has modified its existing internal controls related to the ERP system implementation. While the Company believes that this new system and related changes to internal controls will ultimately strengthen its internal control over financial reporting, there are inherent risks in implementing a new ERP system and the Company will continue to evaluate and test these control changes in order to provide certification as of its fiscal year ending December 31, 2018 on the effectiveness, in all material respects, of its internal control over financial reporting.
With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
ITEM 1A.    Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2017.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. In February 2018, the Board of Directors authorized an increase of 25.0 million shares to our share repurchase program. There is no expiration date associated with the authorization. The shares included in the table below were purchased on the open market and were held as treasury stock as of March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2018	—	—	—	5,054,074
February 2018	—	—	—	30,054,074
March 2018	8,327,781	$24.85	8,327,781	21,726,293
Total	8,327,781		8,327,781
Subsequent to March 31, 2018, we repurchased 1.6 million shares for a total cost of $38.5 million under a Rule 10b5-1 Plan. The plan expires on April 30, 2018.

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

CABOT OIL & GAS CORPORATION
(Registrant)

April 27, 2018	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 27, 2018	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 27, 2018	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Controller
(Principal Accounting Officer)