Form 10-Q
period 2018-06-30
CABOT OIL & GAS CORP
filed 2018-07-27
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2018, there were 441,177,384 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$740,994	$480,047
Accounts receivable, net	180,545	216,004
Income taxes receivable	41,512	56,666
Inventories	20,470	8,006
Current assets held for sale	—	1,440
Other current assets	3,892	2,794
Total current assets	987,413	764,957
Properties and equipment, net (Successful efforts method)	3,225,493	3,072,204
Equity method investments	147,984	86,077
Assets held for sale	6,828	778,855
Derivative instruments	3,412	2,239
Other assets	25,580	23,012
	$4,396,710	$4,727,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$235,978	$238,045
Current portion of long-term debt	304,000	304,000
Accrued liabilities	13,817	27,441
Interest payable	27,360	27,575
Derivative instruments	9,589	30,637
Current liabilities held for sale	—	2,352
Total current liabilities	590,744	630,050
Long-term debt, net	1,218,572	1,217,891
Deferred income taxes	293,927	227,030
Asset retirement obligations	46,527	43,601
Liabilities held for sale	1,867	15,748
Postretirement benefits	30,351	29,396
Other liabilities	60,548	39,723
Total liabilities	2,242,536	2,203,439
Commitments and contingencies
Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2018 and 2017, respectively
Issued — 476,086,079 shares and 475,547,419 shares in 2018 and 2017, respectively	47,609	47,555
Additional paid-in capital	1,749,437	1,742,419
Retained earnings	1,266,928	1,162,430
Accumulated other comprehensive income (loss)	2,248	2,077
Less treasury stock, at cost:
34,909,705 shares and 14,935,926 shares in 2018 and 2017, respectively	(912,048)	(430,576)
Total stockholders' equity	2,154,174	2,523,905
	$4,396,710	$4,727,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
OPERATING REVENUES
Natural gas	$364,660	$395,328	$776,768	$828,770
Crude oil and condensate	—	44,625	48,722	87,616
Gain (loss) on derivative instruments	(3,668)	13,805	1,909	47,190
Brokered natural gas	92,576	4,037	97,526	8,732
Other	(121)	2,662	1,749	5,994
	453,447	460,457	926,674	978,302
OPERATING EXPENSES
Direct operations	15,657	27,262	35,727	51,903
Transportation and gathering	114,189	120,544	226,314	244,018
Brokered natural gas	80,082	3,419	85,032	7,465
Taxes other than income	5,392	8,310	12,582	17,368
Exploration	54,500	3,959	58,117	10,157
Depreciation, depletion and amortization	84,910	144,322	167,038	279,422
Impairment of oil and gas properties and other assets	—	68,555	—	68,555
General and administrative	21,228	23,957	45,288	47,659
	375,958	400,328	630,098	726,547
Loss on equity method investments	(4)	(1,286)	(998)	(2,569)
Gain (loss) on sale of assets	544	(1,403)	(40,505)	(1,626)
INCOME FROM OPERATIONS	78,029	57,440	255,073	247,560
Interest expense, net	23,328	20,619	43,386	41,390
Other (income) expense	118	(315)	232	109
Income before income taxes	54,583	37,136	211,455	206,061
Income tax expense	12,152	15,609	51,793	78,814
NET INCOME	$42,431	$21,527	$159,662	$127,247

Earnings per share
Basic	$0.09	$0.05	$0.35	$0.27
Diluted	$0.09	$0.05	$0.35	$0.27

Weighted-average common shares outstanding
Basic	451,055	464,768	455,361	465,057
Diluted	453,114	466,745	457,142	466,752

Dividends per common share	$0.06	$0.05	$0.12	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159,662	$127,247
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	167,038	279,422
Impairment of oil and gas properties and other assets	—	68,555
Deferred income tax expense	66,976	73,394
Loss on sale of assets	40,505	1,626
Exploratory dry hole cost	51,085	2,842
Gain on derivative instruments	(1,909)	(47,190)
Net cash paid in settlement of derivative instruments	(20,312)	(319)
Loss on equity method investments	998	2,569
Amortization of debt issuance costs	2,390	2,384
Stock-based compensation and other	10,364	18,198
Changes in assets and liabilities:
Accounts receivable, net	38,939	13,713
Income taxes	12,107	(6,166)
Inventories	(12,377)	(4)
Other current assets	(1,096)	(1,776)
Accounts payable and accrued liabilities	7,168	(4,339)
Interest payable	(215)	(311)
Other assets and liabilities	25,337	101
Net cash provided by operating activities	546,660	529,946
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(387,271)	(393,333)
Proceeds from sale of assets	646,868	1,475
Investment in equity method investments	(62,905)	(13,626)
Net cash provided by (used in) investing activities	196,692	(405,484)
CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock repurchases	(419,654)	(68,255)
Dividends paid	(54,718)	(32,582)
Tax withholdings on vesting of stock awards	(8,033)	(5,672)
Other	—	39
Net cash used in financing activities	(482,405)	(106,470)
Net increase in cash and cash equivalents	260,947	17,992
Cash and cash equivalents, beginning of period	480,047	498,542
Cash and cash equivalents, end of period	$740,994	$516,534
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
The Company’s revenue is typically generated from contracts to sell natural gas, crude oil or NGLs produced from interests in oil and gas properties owned by the Company. These contracts generally require the Company to deliver a specific amount of a commodity per day for a specified number of days at a price that is either fixed or variable. The contracts specify a delivery point which represents the point at which control of the product is transferred to the customer. These contracts frequently meet the definition of a derivative under ASC 815, and are accounted for as derivatives unless the Company elects to treat them as normal sales as permitted under that guidance. The Company typically elects to treat contracts to sell oil and gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent multiple performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.
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
Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. Under this method, a natural gas imbalance liability is recorded if the Company's excess takes of natural gas exceed its estimated remaining proved developed reserves for these properties at the actual price realized upon the gas sale. A receivable is recognized only to the extent an imbalance cannot be recouped from the reserves in the underlying properties. The Company’s aggregate imbalance positions at June 30, 2018 and December 31, 2017 were not material.

Brokered Natural Gas. Revenues and expenses related to brokered natural gas are reported gross as part of operating revenues and operating expenses in accordance with applicable accounting standards. The Company buys and sells natural gas utilizing separate purchase and sale transactions whereby the Company or the counterparty obtains control of the natural gas purchased or sold.
Disaggregation of Revenue. The following table presents revenues disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017(1)	2018	2017(1)
OPERATING REVENUES
Natural gas	$364,660	$395,328	$776,768	$828,770
Crude oil and condensate	—	44,625	48,722	87,616
Brokered natural gas	92,576	4,037	97,526	8,732
Other	(121)	2,662	1,749	5,994
Total revenues from contracts with customers	457,115	446,652	924,765	931,112
Gain (loss) on derivative instruments	(3,668)	13,805	1,909	47,190
Total operating revenues	$453,447	$460,457	$926,674	$978,302
_______________________________________________________________________________

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.
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
As of June 30, 2018, the Company has $8.6 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 20 years.
Contract Balances. Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $175.4 million and $215.5 million as of June 30, 2018 and December 31, 2017, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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

2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Proved oil and gas properties	$5,247,016	$4,932,512
Unproved oil and gas properties	189,436	190,474
Gathering and pipeline systems	1,569	1,569
Land, building and other equipment	83,293	82,670
	5,521,314	5,207,225
Accumulated depreciation, depletion and amortization	(2,295,821)	(2,135,021)
	$3,225,493	$3,072,204
At June 30, 2018, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
Divestitures
In February 2018, the Company sold its operated and non-operated Eagle Ford Shale assets for $765.0 million. During the fourth quarter of 2017, the Company classified these assets as held for sale and recorded an impairment charge of $414.3 million associated with the proposed sale of these properties. The Company recognized a loss on sale of oil and gas properties of $44.2 million.
Subsequent Event. In July 2018, the Company closed on the sale of its oil and gas properties in the Haynesville Shale for $30.0 million. The sales price included a $5.0 million deposit that was received in the fourth quarter of 2017. Beginning with the fourth quarter of 2017, the Company classified these assets as held for sale.
3. Equity Method Investments
The Company holds a 25% equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20% equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017	2018	2017
Balance at beginning of period	$732	$96,850	$85,345	$32,674	$86,077	$129,524
Contributions	250	3,125	62,655	10,501	62,905	13,626
Loss on equity method investments	(982)	(2,555)	(16)	(14)	(998)	(2,569)
Balance at end of period	$—	$97,420	$147,984	$43,161	$147,984	$140,581
During 2018, the Company expects to contribute approximately $70.0 million to its equity method investments. For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K/A.
Constitution
As of June 30, 2018, the Company’s carrying value of its investment in Constitution is less than its proportionate share of Constitution’s net assets by $95.9 million. This basis difference is due to the Company’s impairment recorded in the fourth quarter of 2017 and relates entirely to the pipeline assets of Constitution. The Company expects to amortize this basis difference once the related assets of Constitution are placed in service, which may or may not occur, depending on the outcome of the legal and regulatory process related to certain permitting matters.
The Company remains committed to funding the project in an amount proportionate to its ownership interest for the development and construction of the new pipeline.

4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Total debt
6.51% weighted-average senior notes (1)	$361,000	$361,000
9.78% senior notes (2)	67,000	67,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(5,428)	(6,109)
	$1,522,572	$1,521,891
_______________________________________________________________________________
(1) Includes $237.0 million of current portion of long-term debt at June 30, 2018 and December 31, 2017, respectively.
(2) Includes $67.0 million of current portion of long-term debt at June 30, 2018 and December 31, 2017, respectively.
The borrowing base under the terms of the Company's revolving credit facility is redetermined annually in April. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 18, 2018, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. At June 30, 2018, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.7 billion.
At June 30, 2018, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
Subsequent Event. In July 2018, the Company repaid $237.0 million of maturities associated with its 6.51% weighted-average senior notes.
5. Derivative Instruments and Hedging Activities
As of June 30, 2018, the Company had the following outstanding financial commodity derivatives:

					Basis Swaps
				Swaps
Type of Contract	Volume		Contract Period	Weighted-Average	Weighted-Average
Natural gas (Leidy)	17.9	Bcf	Jul. 2018 - Dec. 2018		$(0.69)
Natural gas (Transco)	16.0	Bcf	Jul. 2018 - Dec. 2019		$0.42
Natural gas (NYMEX)	46.5	Bcf	Jul. 2018 - Dec. 2018	$2.93
Natural gas (NYMEX)	6.0	Bcf	Jul. 2018 - Oct. 2018	$3.10
As of June 30, 2018, the Company had the following outstanding physical commodity derivatives:

Type of Contract	Volume		Contract Period	Weighted-Average Fixed Price
Natural gas purchase	6.0	Bcf	Jul. 2018 - Oct. 2018	$3.67
In the tables above, natural gas prices are stated per Mcf.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commodity contracts	Derivative instruments (current)	$—	$—	$9,589	$30,637
Commodity contracts	Derivative instruments (non-current)	3,412	2,239	—	—
		$3,412	$2,239	$9,589	$30,637
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	June 30, 2018	December 31, 2017
Derivative assets
Gross amounts of recognized assets	$4,474	$2,239
Gross amounts offset in the statement of financial position	(1,062)	—
Net amounts of assets presented in the statement of financial position	3,412	2,239
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$3,412	$2,239

Derivative liabilities
Gross amounts of recognized liabilities	$10,651	$30,637
Gross amounts offset in the statement of financial position	(1,062)	—
Net amounts of liabilities presented in the statement of financial position	9,589	30,637
Gross amounts of financial instruments not offset in the statement of financial position	—	241
Net amount	$9,589	$30,878
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$5,819	$1,204	$(20,312)	$(319)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(9,487)	12,601	22,221	47,509
	$(3,668)	$13,805	$1,909	$47,190
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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018
Assets
Deferred compensation plan	$16,050	$—	$—	$16,050
Derivative instruments	—	577	3,897	4,474
Total assets	$16,050	$577	$3,897	$20,524
Liabilities
Deferred compensation plan	$27,849	$—	$—	$27,849
Derivative instruments	—	5,415	5,236	10,651
Total liabilities	$27,849	$5,415	$5,236	$38,500

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets
Deferred compensation plan	$14,966	$—	$—	$14,966
Derivative instruments	—	—	2,239	2,239
Total assets	$14,966	$—	$2,239	$17,205
Liabilities
Deferred compensation plan	$29,145	$—	$—	$29,145
Derivative instruments	—	—	30,637	30,637
Total liabilities	$29,145	$—	$30,637	$59,782
The Company’s investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, basis differentials and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. Estimates are verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions, while non-performance risk of the Company is evaluated using a market credit spread provided by the Company’s bank. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
The most significant unobservable inputs relative to the Company’s Level 3 derivative contracts are basis differentials. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In thousands)	2018	2017
Balance at beginning of period	$(28,398)	$(15,868)
Total gain (loss) included in earnings	9,019	30,758
Settlement (gain) loss	18,040	(3,537)
Transfers in and/or out of level 3	—	—
Balance at end of period	$(1,339)	$11,353

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(1,276)	$17,915
There were no transfers between Level 1 and Level 2 fair value measurements for the six months ended June 30, 2018 and 2017.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of June 30, 2018, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,522,572	$1,486,210	$1,521,891	$1,527,624
Current maturities	(304,000)	(305,966)	(304,000)	(312,055)
Long-term debt, excluding current maturities	$1,218,572	$1,180,244	$1,217,891	$1,215,569

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Six Months Ended June 30, 2018
Balance at beginning of period(1)	$48,553
Liabilities incurred	2,322
Liabilities settled	(789)
Liabilities divested	(3,782)
Accretion expense	1,223
Balance at end of period(2)	$47,527
_______________________________________________________________________________

(1)	Includes $5.0 million of current asset retirement obligations included in accrued liabilities at December 31, 2017.

(2)	Includes $1.0 million of current asset retirement obligations included in accrued liabilities at June 30, 2018.
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
9. Capital Stock
Treasury Stock
In February 2018, the Board of Directors authorized an increase of 25.0 million shares to the Company’s share repurchase program. After this authorization, the total number of shares available for repurchase was 30.1 million shares. Under the share repurchase program, the Company may purchase shares of common stock in the open market or in negotiated transactions. The timing and amount of any stock purchases are determined at the discretion of management. The Company may use the repurchased shares to fund stock compensation programs currently in existence, or for other corporate purposes. All purchases executed to date have been through open market transactions. There is no expiration date associated with the authorization to repurchase common stock of the Company.
During the first six months of 2018, the Company repurchased 20.0 million shares for a total cost of $481.5 million. As of June 30, 2018, 10.1 million shares are available for repurchase under the share repurchase program.
No treasury shares have been delivered or sold by the Company subsequent to the repurchase. As of June 30, 2018, 34.9 million shares were held as treasury stock, which includes 2.6 million shares that were repurchased prior to June 30, 2018 and settled in July 2018.

Subsequent Event. In July 2018, the Board of Directors authorized an increase of 20.0 million shares to the Company’s share repurchase program. After this authorization, the total number of shares available for repurchase is 30.1 million shares.
10. Stock-based Compensation
General
From time to time the Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $5.7 million and $10.1 million in the second quarter of 2018 and 2017, respectively, and $11.1 million and $18.3 million during the first six months of 2018 and 2017, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K/A for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first six months of 2018, 74,148 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $23.43 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first six months of 2018 commenced on January 1, 2018 and ends on December 31, 2020. The Company used an annual forfeiture rate assumption ranging from 0% to 5% for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at June 30, 2018, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first six months of 2018, 531,670 Employee Performance Share Awards were granted at a grant date value of $23.25 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first six months of 2018, 321,720 Hybrid Performance Share Awards were granted at a grant date value of $23.25 per share. The 2018 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first six months of 2018, 482,581 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.

The following assumptions were used to determine the grant date fair value of the equity component (February 21, 2018) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2018
Fair value per performance share award	$19.92	$3.50-$13.45
Assumptions:
Stock price volatility	37.3%	27.1% - 35.1%
Risk free rate of return	2.40%	2.10% - 2.56%
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Weighted-average shares - basic	451,055	464,768	455,361	465,057
Dilution effect of stock appreciation rights and stock awards at end of period	2,059	1,977	1,781	1,695
Weighted-average shares - diluted	453,114	466,745	457,142	466,752
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Weighted-average stock appreciation rights and stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—	956	774
12. Income Taxes
On December 22, 2017, the U.S. enacted tax legislation referred to as the Tax Cuts and Jobs Act (the Tax Act) which significantly changes U.S. corporate income tax laws beginning, generally, in 2018. These changes include, among others, (i) a permanent reduction of the U.S. corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) elimination of the corporate alternative minimum tax, (iii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iv) limitation on the tax deduction for interest expense to 30% of adjusted taxable income, (v) limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, and (vi) elimination of many business deductions and credits, including the domestic production activities deduction, the deduction for entertainment expenditures, and the deduction for certain executive compensation in excess of $1 million. The Company included the impacts of the Tax Act in the fourth quarter 2017 consolidated financial statements, and no changes were made to those provisional amounts during the first half of 2018. The Company will continue to examine the impact of this legislation and future regulations. Additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period as provided for in SAB No. 118, which extends up to one year from the enactment date. The 2018 tax provision reflects the law changes noted above, including the new corporate tax rate of 21%.
Income tax expense for the first six months of 2018 decreased $27.0 million compared to the first six months of 2017 due to a lower effective tax rate, partially offset by higher pre-tax income. The effective tax rates for the first six months of 2018 and 2017 were 24.5% and 38.2%, respectively. The decrease in the effective tax rate is primarily due to the impact of the Tax Act law changes that were effective January 1, 2018, partially offset by an increase in the blended state statutory tax rate as a result of changes in the Company's state apportionment factors due to the Eagle Ford Shale asset divestiture in February 2018.

During the second quarter of 2018, the Company recorded an $18.4 million net reserve for unrecognized tax benefits related to alternative minimum tax (AMT) associated with uncertain tax positions and a $5.5 million liability for accrued interest associated with the uncertain tax positions. Any additional AMT payments could be utilized as credits against future regular tax liabilities and would be fully refunded from 2018 through 2021 under the new Tax Act. Accordingly, the uncertain tax positions identified would not have a material impact on the Company's effective tax rate.
13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	June 30, 2018	December 31, 2017
Accounts receivable, net
Trade accounts	$175,384	$215,511
Joint interest accounts	1,551	467
Other accounts	4,896	1,312
	181,831	217,290
Allowance for doubtful accounts	(1,286)	(1,286)
	$180,545	$216,004
Other assets
Deferred compensation plan	$16,050	$14,966
Debt issuance costs	6,281	7,990
Income taxes receivable	3,047	—
Other accounts	202	56
	$25,580	$23,012
Accounts payable
Trade accounts	$33,900	$7,815
Natural gas purchases	27,852	4,299
Royalty and other owners	28,743	39,207
Accrued transportation	40,031	51,433
Accrued capital costs	24,854	31,130
Taxes other than income	9,426	16,801
Deposits received for asset sales	5,000	81,500
Other accounts	66,172	5,860
	$235,978	$238,045
Accrued liabilities
Employee benefits	$11,113	$20,645
Taxes other than income	1,562	550
Asset retirement obligations	1,000	4,952
Other accounts	142	1,294
	$13,817	$27,441
Other liabilities
Deferred compensation plan	$27,849	$29,145
Other accounts	32,699	10,578
	$60,548	$39,723

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and six month periods ended June 30, 2018 and 2017 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K/A for the year ended December 31, 2017 (Form 10-K/A).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 are as follows:

•	Natural gas production increased 7.0 Bcf, or 2.1%, from 330.0 Bcf in 2017 to 337.0 Bcf in 2018, as a result of drilling and completion activities in Pennsylvania.

•	Crude oil/condensate/NGL production decreased 1.4 Mmbbls, or 62%, from 2.2 Mmbbls in 2017 to 0.8 Mmbbls in 2018, as result of the sale of our Eagle Ford Shale assets in February 2018.

•
Equivalent production decreased 1.1 Bcfe, or 0.3%, from 343.1 Bcfe, or 1,895.8 Mmcfe per day, in 2017 to 342.0 Bcfe, or 1,889.5 Mmcfe per day, in 2018. The decrease is primarily due to the sale of our Eagle Ford Shale assets in south Texas.

•	Average realized natural gas price was $2.29 per Mcf, 9% lower than the $2.51 per Mcf realized in the comparable period of the prior year.

•	Average realized crude oil price was $63.68 per Bbl, 39% higher than the $45.80 per Bbl realized in the comparable period of the prior year.

•	Total capital expenditures were $329.9 million compared to $407.3 million in the comparable period of the prior year.

•	Drilled 39 gross wells (39.0 net) with a success rate of 87.2% compared to 48 gross wells (42.1 net) with a success rate of 97.9% for the comparable period of the prior year.

•	Completed 34 gross wells (34.0 net) in 2018 compared to 51 gross wells (48.0 net) in 2017.

•
Average rig count during 2018 was approximately 3.0 rigs in the Marcellus Shale and approximately 1.0 rig in other areas, compared to an average rig count in the Marcellus Shale of approximately 2.0 rigs and approximately 1.0 rig in the Eagle Ford Shale during 2017.

•	Received net proceeds of $646.9 million primarily related to the divestiture of our Eagle Ford Shale assets in south Texas in February 2018.

•	Repurchased 20.0 million shares of our common stock for $481.5 million in 2018.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly commodity prices and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors. In addition, our realized prices are further impacted by our hedging activities. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. We expect commodity prices to remain volatile. In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
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
Outlook
Our full year 2018 capital spending program, the majority of which is allocated to the Marcellus Shale, includes approximately $890.0 million in capital expenditures related to our drilling and completion program, leasehold acquisitions and contributions of approximately $70.0 million to our equity method investments. All such expenditures are expected to be funded by existing cash, operating cash flow and if required, borrowings under our revolving credit facility.
In 2017, we drilled 91 gross wells (82.5 net) and completed 105 gross wells (94.2 net), of which 50 gross wells (44.3 net) were drilled but uncompleted in prior years. For the full year of 2018, we plan to drill approximately 85 gross wells (85.0 net) and complete 95 gross wells (95.0 net). We will continue to assess the natural gas environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the six months ended June 30, 2018 were from the sale of natural gas and crude oil production and proceeds from the sale of assets. These cash flows were primarily used to fund our capital expenditures, contributions to our equity method investments, interest payments on debt, repurchase of shares of our common stock and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 18, 2018, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.7 billion, respectively. There were no borrowings outstanding under our revolving credit facility as of June 30, 2018.
On July 2, 2018, we closed on the sale of our oil and gas properties in the Haynesville Shale for $30.0 million. We do not expect this divestiture to have an impact on our borrowing base or available commitments.
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
At June 30, 2018, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. See our Form 10-K/A for further discussion of our restrictive financial covenants.
In July 2018, we repaid $237.0 million of maturities associated with our 6.51% weighted-average senior notes.

Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows provided by operating activities	$546,660	$529,946
Cash flows provided by (used in) investing activities	196,692	(405,484)
Cash flows used in financing activities	(482,405)	(106,470)
Net increase in cash and cash equivalents	$260,947	$17,992
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At June 30, 2018 and December 31, 2017, we had a working capital surplus of $396.7 million and $134.9 million, respectively.
Net cash provided by operating activities in the first six months of 2018 increased by $16.7 million compared to the first six months of 2017. This increase was primarily due to favorable changes in working capital and other assets and liabilities and lower cash operating expenses, partially offset by lower operating revenues and cash payments on derivative settlements. The decrease in operating revenues was primarily due to a decrease in realized natural gas prices and lower equivalent production, partially offset by higher crude oil prices. Average realized natural gas prices decreased by 9% and crude oil prices increased 39%, respectively, for the first six months of 2018 compared to the first six months of 2017. Equivalent production was flat for the first six months of 2018 compared to the first six months of 2017 due to higher natural gas production in the Marcellus Shale, offset by lower crude oil production due to the Eagle Ford Shale divestiture in February 2018.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations.
Investing Activities. Cash flows provided by investing activities increased by $602.2 million for the first six months of 2018 compared to the first six months of 2017. The increase was due to $645.4 million higher proceeds from the sale of assets primarily due to the divestiture of our Eagle Ford Shale assets in February 2018 and $6.1 million lower capital expenditures. These increases were partially offset by $49.3 million higher capital contributions associated with our equity method investments.
Financing Activities. Cash flows used in financing activities increased by $375.9 million for the first six months of 2018 compared to the first six months of 2017. This increase was primarily due to $419.7 million of repurchases of our common stock in 2018 as compared to $68.3 million in 2017 and $22.1 million of higher dividend payments related to an increase in our dividend rate from $0.07 per share for the first six months of 2017 to $0.12 per share in the first six months of 2018.

Capitalization
Information about our capitalization is as follows:

(In thousands)	June 30, 2018	December 31, 2017
Debt (1)	$1,522,572	$1,521,891
Stockholders' equity	2,154,174	2,523,905
Total capitalization	$3,676,746	$4,045,796
Debt to total capitalization	41%	38%
Cash and cash equivalents	$740,994	$480,047

(1)	Includes $304.0 million of current portion of long-term debt at June 30, 2018 and December 31, 2017, respectively.
During the first six months of 2018, we repurchased 20.0 million shares of our common stock for $481.5 million. During the first six months of 2018 and 2017, we paid dividends of $54.7 million ($0.12 per share) and $32.6 million ($0.07 per share), respectively, on our common stock.
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
The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In thousands)	2018	2017
Capital expenditures
Drilling and facilities	$313,900	$310,308
Leasehold acquisitions	11,344	91,497
Pipeline and gathering	—	462
Other	4,667	5,022
	329,911	407,289
Exploration expenditures(1)	58,117	10,157
Total	$388,028	$417,446

(1)	Exploration expenditures include $51.1 million and $2.8 million of exploratory dry hole expenditures for the first six months of 2018 and 2017, respectively.
For the full year of 2018, we plan to drill approximately 85 gross wells (85.0 net) and complete 95 gross wells (95.0 net). In 2018, our drilling program includes approximately $890.0 million in total capital expenditures compared to $757.2 million in 2017. See “Outlook” for additional information regarding the current year drilling program. We will continue to assess the natural gas and crude oil price environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
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
Results of Operations
Second Quarters of 2018 and 2017 Compared
We reported net income in the second quarter of 2018 of $42.4 million, or $0.09 per share, compared to net income of $21.5 million, or $0.05 per share, in the second quarter of 2017. The increase in net income was primarily due to lower operating expenses, partially offset by lower operating revenues.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
Revenue Variances (In thousands)	2018	2017	Amount	Percent
Natural gas	$364,660	$395,328	$(30,668)	(8)%
Crude oil and condensate	—	44,625	(44,625)	(100)%
Gain (loss) on derivative instruments	(3,668)	13,805	(17,473)	(127)%
Brokered natural gas	92,576	4,037	88,539	2,193%
Other	(121)	2,662	(2,783)	(105)%
	$453,447	$460,457	$(7,010)	(2)%

	Three Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2018	2017	Amount	Percent
Price Variances
Natural gas	$2.11	$2.38	$(0.27)	(11)%	$(45,424)
Volume Variances
Natural gas (Bcf)	172.4	166.2	6.2	4%	$14,756
Total					$(30,668)
Natural Gas Revenues
The decrease in natural gas revenues of $30.7 million was due to lower natural gas prices partially offset by higher production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.

Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $44.6 million was due to lower crude oil production as a result of the sale of our Eagle Ford Shale assets in February 2018.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended June 30,
(In thousands)	2018	2017
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$5,819	$1,204
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(9,487)	12,601
	$(3,668)	$13,805
Brokered Natural Gas

	Three Months Ended June 30,		Variance
(In thousands)	2018	2017	Amount	Percent
Brokered natural gas sales	$92,576	$4,037
Brokered natural gas purchases	80,082	3,419
Brokered natural gas margin	$12,494	$618	$11,876	1,922%
The $11.9 million increase in brokered natural gas margin is a result of an increase in brokered activity. This increase was due to higher volumes associated with natural gas purchases that were required to satisfy certain sales obligations.

Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2018	2017	Amount	Percent
Operating and Other Expenses
Direct operations	$15,657	$27,262	$(11,605)	(43)%
Transportation and gathering	114,189	120,544	(6,355)	(5)%
Brokered natural gas	80,082	3,419	76,663	2,242%
Taxes other than income	5,392	8,310	(2,918)	(35)%
Exploration	54,500	3,959	50,541	1,277%
Depreciation, depletion and amortization	84,910	144,322	(59,412)	(41)%
Impairment of oil and gas properties and other assets	—	68,555	(68,555)	(100)%
General and administrative	21,228	23,957	(2,729)	(11)%
	$375,958	$400,328	$(24,370)	(6)%

Loss on equity method investments	$(4)	$(1,286)	$(1,282)	(100)%
Gain (loss) on sale of assets	544	(1,403)	(1,947)	(139)%
Interest expense, net	23,328	20,619	2,709	13%
Other (income) expense	118	(315)	433	(137)%
Income tax expense	12,152	15,609	(3,457)	(22)%
Total costs and expenses from operations decreased by $24.4 million, or 6%, in the second quarter of 2018 compared to the same period of 2017. The primary reasons for this fluctuation are as follows:

•	Direct operations decreased $11.6 million largely due to the sale of our oil and gas properties in West Virginia in the third quarter of 2017 and Eagle Ford Shale assets in the first quarter of 2018.

•
Transportation and gathering decreased $6.4 million due to the sale of our oil and gas properties in West Virginia in the third quarter of 2017 and Eagle Ford Shale assets in the first quarter of 2018.

•	Brokered natural gas increased $76.7 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $2.9 million primarily due to $2.8 million lower production taxes and $1.8 million lower ad valorem taxes both resulting from the sale of our oil and gas properties in West Virginia in the third quarter of 2017 and Eagle Ford Shale assets in the first quarter of 2018. These decreases were partially offset by a $1.4 million increase in drilling impact fees as a result of an increase in drilling activity in Pennsylvania.

•
Exploration increased $50.5 million due to an increase in exploratory dry hole costs of $51.1 million. The exploratory dry hole costs in 2018 relate to our activities in one of our exploratory areas and our decision to cease further activity in that area based on the results of those activities.

•
Depreciation, depletion and amortization decreased $59.4 million, primarily due to lower DD&A of $52.2 million, lower amortization of unproved properties of $6.0 million and lower accretion of $1.2 million in the second quarter of 2018. DD&A decreased $49.9 million due to a lower DD&A rate of $0.45 per Mcfe for the second quarter of 2018 compared to $0.73 per Mcfe for the second quarter of 2017, primarily due to the sale of higher rate fields in Eagle Ford Shale and West Virginia and positive reserve revisions related to our year end reserve estimation process.

•
Impairment of oil and gas properties decreased $68.6 million due to the impairment of oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio associated with the proposed sale of these properties in the second quarter of 2017.

•
General and administrative decreased $2.7 million due to $4.4 million of lower stock-based compensation expense associated with certain of our market-based performance awards. The remaining changes in other general and administrative expenses were not individually significant.

Interest Expense, net
Interest expense, net increased $2.7 million due to $5.5 million higher interest expense related to uncertain tax positions partially offset by $2.2 million higher interest income.
Income Tax Expense
Income tax expense decreased $3.5 million due to a lower effective tax rate, partially offset by higher pre-tax income. The effective tax rates for the second quarter of 2018 and 2017 were 22.3% and 42.0%, respectively. The decrease in the effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act law changes that were effective January 1, 2018, as well as the impact of non-recurring discrete items recorded during the second quarter of 2018 as compared to the second quarter of 2017.
First Six Months of 2018 and 2017 Compared
We reported net income in the first six months of 2018 of $159.7 million, or $0.35 per share, compared to net income of $127.2 million, or $0.27 per share, in the first six months of 2017. The increase in net income was primarily due to lower operating expenses and income tax expense, partially offset by lower operating revenues and higher loss on sale of assets.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
Revenue Variances (In thousands)	2018	2017	Amount	Percent
Natural gas	$776,768	$828,770	$(52,002)	(6)%
Crude oil and condensate	48,722	87,616	(38,894)	(44)%
Gain (loss) on derivative instruments	1,909	47,190	(45,281)	(96)%
Brokered natural gas	97,526	8,732	88,794	1,017%
Other	1,749	5,994	(4,245)	(71)%
	$926,674	$978,302	$(51,628)	(5)%

	Six Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2018	2017	Amount	Percent
Price Variances
Natural gas	$2.30	$2.51	$(0.21)	(8)%	$(69,572)
Crude oil and condensate	$64.68	$45.29	$19.39	43%	14,593
Total					$(54,979)
Volume Variances
Natural gas (Bcf)	337.0	330.0	7.0	2%	$17,570
Crude oil and condensate (Mbbl)	754	1,935	(1,181)	(61)%	(53,487)
Total					$(35,917)
Natural Gas Revenues
The decrease in natural gas revenues of $52.0 million was due to lower natural gas prices partially offset by an increase in production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $38.9 million was primarily due to lower production partially offset by higher crude oil prices. The decrease in production was the result of the sale of our Eagle Ford Shale assets in February 2018.
Impact of Derivative Instruments on Operating Revenues

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$(20,312)	$(319)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	22,221	47,509
	$1,909	$47,190
Brokered Natural Gas

	Six Months Ended June 30,		Variance
(In thousands)	2018	2017	Amount	Percent
Brokered natural gas sales	$97,526	$8,732
Brokered natural gas purchases	$85,032	$7,465
Brokered natural gas margin	$12,494	$1,267	$11,227	886%

The $11.2 million increase in brokered natural gas margin is a result of an increase in brokered activity. This increase was due to higher volumes associated with natural gas purchases that were required to satisfy certain sales obligations.

Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2018	2017	Amount	Percent
Operating and Other Expenses
Direct operations	$35,727	$51,903	$(16,176)	(31)%
Transportation and gathering	226,314	244,018	(17,704)	(7)%
Brokered natural gas	85,032	7,465	77,567	1,039%
Taxes other than income	12,582	17,368	(4,786)	(28)%
Exploration	58,117	10,157	47,960	472%
Depreciation, depletion and amortization	167,038	279,422	(112,384)	(40)%
Impairment of oil and gas properties and other assets	—	68,555	(68,555)	100%
General and administrative	45,288	47,659	(2,371)	(5)%
	$630,098	$726,547	$(96,449)	(13)%

Loss on equity method investments	$(998)	$(2,569)	$(1,571)	(61)%
Gain (loss) on sale of assets	(40,505)	(1,626)	38,879	2,391%
Interest expense, net	43,386	41,390	1,996	5%
Other (income) expense	232	109	123	113%
Income tax expense	51,793	78,814	(27,021)	(34)%
Total costs and expenses from operations decreased by $96.4 million, or 13%, in the first six months of 2018 compared to the same period of 2017. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $16.2 million largely due to the sale of our oil and gas properties in West Virginia in the third quarter of 2017 and the Eagle Ford Shale assets in the first quarter of 2018.

•
Transportation and gathering decreased $17.7 million largely due to the sale of our oil and gas properties in West Virginia in the third quarter of 2017 and the Eagle Ford Shale assets in the first quarter of 2018.

•	Brokered natural gas increased $77.6 million. See the preceding table titled “Brokered Natural Gas” for further analysis.

•
Taxes other than income decreased $4.8 million primarily due to $2.8 million lower production taxes and $4.4 million lower ad valorem taxes both resulting from the sale of our oil and gas properties in West Virginia in the third quarter of 2017 and Eagle Ford Shale assets in the first quarter of 2018. These decreases were partially offset by a $2.2 million increase in drilling impact fees as a result of an increase in drilling activity in Pennsylvania.

•
Exploration increased $48.0 million due to an increase in exploratory dry hole costs of $51.1 million. The exploratory dry hole costs in 2018 relate to our activities in one of our exploratory areas and our decision to cease further activity in that area based on the results of those activities.

•
Depreciation, depletion and amortization decreased $112.4 million primarily due to lower DD&A of $101.3 million, lower amortization of unproved properties of $8.7 million and lower accretion of $2.4 million. The decrease in DD&A was primarily due to a decrease of $98.0 million related to a lower DD&A rate of $0.44 per Mcfe for the first six months of 2018 compared to $0.73 per Mcfe for the first six months of 2017. The lower DD&A rate was due to the cessation of DD&A related to the sale of our higher rate Eagle Ford Shale assets that were classified as held for sale in the fourth quarter of 2017 and positive reserve revisions related to our year end reserve estimation process.

•
Impairment of oil and gas properties decreased $68.6 million due to the impairment of oil and gas properties and related pipeline assets in West Virginia, Virginia and Ohio associated with the proposed sale of these properties in the second quarter of 2017.

•
General and administrative decreased $2.4 million primarily due to lower stock-based compensation cost of $7.2 million associated with certain of our market-based performance awards offset by $3.0 million higher employee costs and professional services. The remaining differences were not individually significant.

Loss on Sale of Assets
Loss on sale of assets increased $38.9 million due to the sale of our Eagle Ford Shale assets in the first quarter of 2018.
Interest Expense, net
Interest expense, net increased $2.0 million due to $5.5 million higher interest expense related to uncertain tax positions partially offset by $3.1 million higher interest income.
Income Tax Expense
Income tax expense decreased $27.0 million due to a lower effective tax rate, partially offset by slightly higher pre-tax income. The effective tax rates for the first six months of 2018 and 2017 were 24.5% and 38.2%, respectively. The decrease in the effective tax rate is primarily due to the impact of the Tax Cuts and Jobs Act law changes that were effective January 1, 2018, partially offset by an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors due to the Eagle Ford Shale asset divestiture in February 2018.
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

As of June 30, 2018, we had the following outstanding financial commodity derivatives:

				Swaps	Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)

Type of Contract	Volume		Contract Period	Weighted-Average	Weighted- Average
Natural gas (Leidy)	17.9	Bcf	Jul. 2018 - Dec. 2018		$(0.69)	$(408)
Natural gas (Transco)	16.0	Bcf	Jul. 2018 - Dec. 2019		$0.42	3,904
Natural gas (NYMEX)	46.5	Bcf	Jul. 2018 - Dec. 2018	$2.93		(5,365)
Natural gas (NYMEX)	6.0	Bcf	Jul. 2018 - Oct. 2018	$3.10		496
						$(1,373)
As of June 30, 2018, we had the following outstanding physical commodity derivatives:

Type of Contract	Volume		Contract Period	Weighted-Average Fixed Price	Estimated Fair Value Asset (Liability) (In thousands)
Natural gas purchase	6.0	Bcf	Jul. 2018 - Oct. 2018	$3.67	$(4,827)
					$(4,827)
In the above tables, natural gas prices are stated per Mcf.
The amounts set forth in the tables above represent our total unrealized derivative position at June 30, 2018 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first six months of 2018, natural gas basis swaps covered 21.4 Bcf, or 6%, of natural gas production at an average price of $2.56 per Mcf. Natural gas swaps covered 45.2 Bcf, or 13%, of natural gas production at an average price of $2.95 per Mcf. Crude oil collars with floor prices of $55.00 per Bbl and ceiling prices ranging from $63.35 to $63.80 per Bbl covered 0.2 Mmbbl, or 33%, of crude oil production at an average price of $63.62 per Bbl.
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
The carrying amount and fair value of debt is as follows:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,522,572	$1,486,210	$1,521,891	$1,527,624
Current maturities	(304,000)	(305,966)	(304,000)	(312,055)
Long-term debt, excluding current maturities	$1,218,572	$1,180,244	$1,217,891	$1,215,569
ITEM 4.    Controls and Procedures
As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
On January 1, 2018, the Company implemented a new Enterprise Resource Planning (ERP) system designed to upgrade our technology and improve our financial and operational information. The Company has modified its existing internal controls related to the ERP system implementation. While the Company believes that this new system and related changes to internal controls will ultimately strengthen its internal control over financial reporting, there are inherent risks in implementing a new ERP system and the Company will continue to evaluate and test these control changes in order to provide certification as of its fiscal year ending December 31, 2018 on the effectiveness, in all material respects, of its internal control over financial reporting.
With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. In February 2018, the Board of Directors authorized an increase of 25.0 million shares to our share repurchase program. There is no expiration date associated with the authorization. The shares included in the table below were purchased on the open market and were held as treasury stock as of June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2018 (1)	1,645,998	$23.40	1,645,998	20,080,295
May 2018	—	—	—	20,080,295
June 2018 (2)	10,000,000	$23.56	10,000,000	10,080,295
Total	11,645,998		11,645,998
(1) Shares were repurchased under a Rule 10b5-1 Plan that was in effect from April 1, 2018 to April 26, 2018.
(2) Includes 2.6 million shares that were repurchased prior to June 30, 2018 and settled in July 2018.
ITEM 6.    Exhibits

Exhibit Number	Description

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

July 27, 2018	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 27, 2018	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 27, 2018	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Controller
(Principal Accounting Officer)