Form 10-Q
period 2019-03-31
CABOT OIL & GAS CORP
filed 2019-04-26
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2019, there were 423,286,317 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$314,889	$2,287
Accounts receivable, net	220,732	362,403
Income taxes receivable	111,303	109,251
Inventories	18,277	11,076
Derivative instruments	14,246	57,665
Other current assets	744	1,863
Total current assets	680,191	544,545
Properties and equipment, net (Successful efforts method)	3,574,622	3,463,606
Equity method investments	163,964	163,181
Other assets	62,770	27,497
	$4,481,547	$4,198,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$204,544	$241,939
Accrued liabilities	27,255	25,227
Interest payable	7,211	20,098
Derivative instruments	1,305	—
Total current liabilities	240,315	287,264
Long-term debt, net	1,219,338	1,226,104
Deferred income taxes	546,559	458,597
Asset retirement obligations	53,701	50,622
Postretirement benefits	28,421	27,912
Other liabilities	72,274	60,171
Total liabilities	2,160,608	2,110,670
Commitments and contingencies
Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2019 and 2018, respectively
Issued — 476,776,955 shares and 476,094,551 shares in 2019 and 2018, respectively	47,678	47,610
Additional paid-in capital	1,762,861	1,763,142
Retained earnings	1,840,816	1,607,658
Accumulated other comprehensive income	4,300	4,437
Less treasury stock, at cost:
53,409,705 shares and 53,409,705 shares in 2019 and 2018, respectively	(1,334,716)	(1,334,688)
Total stockholders' equity	2,320,939	2,088,159
	$4,481,547	$4,198,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
OPERATING REVENUES
Natural gas	$633,174	$412,108
Crude oil and condensate	—	48,722
Gain on derivative instruments	8,257	5,577
Brokered natural gas	—	4,950
Other	250	1,870
	641,681	473,227
OPERATING EXPENSES
Direct operations	18,334	20,070
Transportation and gathering	137,333	112,125
Brokered natural gas	—	4,950
Taxes other than income	5,847	7,190
Exploration	6,044	3,617
Depreciation, depletion and amortization	92,258	82,128
General and administrative	31,090	24,060
	290,906	254,140
Earnings (loss) on equity method investments	3,684	(994)
Loss on sale of assets	(1,500)	(41,049)
INCOME FROM OPERATIONS	352,959	177,044
Interest expense, net	12,181	20,058
Other expense	144	114
Income before income taxes	340,634	156,872
Income tax expense	77,871	39,641
NET INCOME	$262,763	$117,231

Earnings per share
Basic	$0.62	$0.26
Diluted	$0.62	$0.25

Weighted-average common shares outstanding
Basic	423,116	459,715
Diluted	425,189	461,549

Dividends per common share	$0.07	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$262,763	$117,231
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	92,258	82,128
Deferred income tax expense	88,002	64,287
Loss on sale of assets	1,500	41,049
Exploratory dry hole cost	13	(60)
Gain on derivative instruments	(8,257)	(5,577)
Net cash received (paid) in settlement of derivative instruments	52,980	(26,131)
(Earnings) loss on equity method investments	(3,684)	994
Distribution of earnings from equity method investments	4,729	—
Amortization of debt issuance costs	1,089	1,195
Stock-based compensation and other	14,474	5,184
Changes in assets and liabilities:
Accounts receivable, net	141,671	50,216
Income taxes	6,786	(24,646)
Inventories	(7,201)	(4,309)
Other current assets	1,119	1,023
Accounts payable and accrued liabilities	(27,934)	(14,169)
Interest payable	(12,887)	(15,318)
Other assets and liabilities	(22,134)	(337)
Net cash provided by operating activities	585,287	272,760
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(195,650)	(156,257)
Proceeds from sale of assets	2,346	646,545
Investment in equity method investments	(1,828)	(35,418)
Net cash provided by (used in) investing activities	(195,132)	454,870
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	95,000	—
Repayments of debt	(102,000)	—
Treasury stock repurchases	(31,378)	(207,134)
Dividends paid	(29,605)	(27,647)
Tax withholdings on vesting of stock awards	(9,570)	(7,968)
Net cash used in financing activities	(77,553)	(242,749)
Net increase in cash and cash equivalents	312,602	484,881
Cash and cash equivalents, beginning of period	2,287	480,047
Cash and cash equivalents, end of period	$314,889	$964,928
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	262,763	262,763
Stock amortization and vesting	682	68	—	—	(281)	—	—	(213)
Purchase of treasury stock	—	—	—	(28)	—	—	—	(28)
Cash dividends at $0.07 per share	—	—	—	—	—	—	(29,605)	(29,605)
Other comprehensive income	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2019	476,777	$47,678	53,410	$(1,334,716)	$1,762,861	$4,300	$1,840,816	$2,320,939

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	475,547	$47,555	14,936	$(430,576)	$1,742,419	$2,077	$1,162,430	$2,523,905
Net income	—	—	—	—	—	—	117,231	117,231
Stock amortization and vesting	534	53	—	—	249	—	—	302
Purchase of treasury stock	—	—	8,328	(207,135)	—	—	—	(207,135)
Cash dividends at $0.06 per share	—	—	—	—	—	—	(27,647)	(27,647)
Other comprehensive income	—	—	—	—	—	306	—	306
Cumulative impact from accounting change	—	—	—	—	—	—	(446)	(446)
Balance at March 31, 2018	476,081	$47,608	23,264	$(637,711)	$1,742,668	$2,383	$1,251,568	$2,406,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 (Form 10-K) filed with the Securities and Exchange Commission (SEC). The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Recently Adopted Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. This ASU does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an optional transition method that permits an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU is to be adopted using a modified retrospective approach. The Company adopted this guidance effective January 1, 2019 by applying the optional transition approach as of the beginning of the period of adoption. Comparative periods, including the disclosures related to those periods, were not restated.
On the adoption date, the Company elected the following practical expedients which are provided in the lease standard:

•
an election not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise);

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
On January 1, 2019, the Company recognized a right of use asset for operating leases and an operating lease liability of $44.6 million, representing the present value of the future minimum lease payment obligations associated with office leases, drilling rig commitments, surface use agreements and other leases. The adoption of this guidance did not have an impact on the Company’s results of operations or cash flows.
Refer to Note 8 for more details regarding leases.

2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following

(In thousands)	March 31, 2019	December 31, 2018
Proved oil and gas properties	$5,919,534	$5,717,145
Unproved oil and gas properties	186,590	194,435
Land, building and other equipment	94,305	94,797
	6,200,429	6,006,377
Accumulated depreciation, depletion and amortization	(2,625,807)	(2,542,771)
	$3,574,622	$3,463,606
At March 31, 2019, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
3. Equity Method Investments
The Company holds a 25 percent equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20 percent equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Three Months Ended March 31,
(In thousands)	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$—	$732	$163,181	$85,345	$163,181	$86,077
Contributions	250	250	1,578	35,168	1,828	35,418
Distributions	—	—	(4,729)	—	(4,729)	—
Earnings (loss) on equity method investments	(250)	(982)	3,934	(12)	3,684	(994)
Balance at end of period	$—	$—	$163,964	$120,501	$163,964	$120,501
For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Total debt
6.51% weighted-average senior notes	$124,000	$124,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	7,000
Unamortized debt issuance costs	(4,662)	(4,896)
	$1,219,338	$1,226,104
The borrowing base under the terms of the Company's revolving credit facility is redetermined annually in April. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. At March 31, 2019, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.8 billion.
At March 31, 2019, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.

Subsequent Event
On April 22, 2019, the Company entered into a second amended and restated credit agreement (the amended and restated credit agreement). The borrowing base under the amended and restated credit agreement remained unchanged at $3.2 billion, while the available commitments were reduced to $1.5 billion. The maximum revolving credit available to the Company is the lesser of the available commitments or the difference of the borrowing base less the outstanding senior notes.
Interest rates under the amended and restated credit agreement are based on LIBOR or ABR indications, plus a margin which ranges from 50 to 125 basis points for ABR loans and 150 to 225 basis points for LIBOR loans when not in an Investment Grade Period (as defined in the amended and restated credit agreement) and from 12.5 to 75 basis points for ABR loans and 112.5 to 175 basis points for LIBOR loans during an Investment Grade Period. The commitment fee on the unused available credit is calculated at annual rates ranging from 30 basis points to 42.5 basis points when not in an Investment Grade Period and from 12.5 to 27.5 basis points during an Investment Grade Period. All other terms and conditions of the amended and restated credit agreement are generally consistent with the Company’s existing revolving credit facility, including debt covenants, which remain unchanged. The new revolving credit facility matures in April 2024. The maturity date can be extended by one year upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the new revolving credit facility.
There are currently no borrowings outstanding under the amended and restated credit agreement.

5. Derivative Instruments
As of March 31, 2019, the Company had the following outstanding financial commodity derivatives:

			Swaps	Basis Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (IFERC TRANSCO Z6 non-NY)	8,250,000	Apr. 2019 - Dec. 2019		$0.41
Natural gas (IFERC TRANSCO Z6 non-NY)	32,100,000	Apr. 2019 - Oct. 2019	$2.61
Natural gas (IFERC TRANSCO Leidy Line Receipts)	41,250,000	Apr. 2019 - Dec. 2019		$(0.53)
Natural gas (NYMEX)	74,900,000	Apr. 2019 - Oct. 2019	$2.85
Natural gas (NYMEX)	82,500,000	Apr. 2019 - Dec. 2019	$2.81
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commodity contracts	Derivative instruments (current)	$14,246	$57,665	$1,305	$—
		$14,246	$57,665	$1,305	$—
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	March 31, 2019	December 31, 2018
Derivative assets
Gross amounts of recognized assets	$18,824	$60,105
Gross amounts offset in the statement of financial position	(4,578)	(2,440)
Net amounts of assets presented in the statement of financial position	14,246	57,665
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$14,246	$57,665

Derivative liabilities
Gross amounts of recognized liabilities	$5,883	$2,440
Gross amounts offset in the statement of financial position	(4,578)	(2,440)
Net amounts of liabilities presented in the statement of financial position	1,305	—
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$1,305	$—
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$52,980	$(26,131)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(44,723)	31,708
	$8,257	$5,577
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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2019
Assets
Deferred compensation plan	$16,818	$—	$—	$16,818
Derivative instruments	—	9,616	9,208	18,824
Total assets	$16,818	$9,616	$9,208	$35,642
Liabilities
Deferred compensation plan	$29,758	$—	$—	$29,758
Derivative instruments	—	1,291	4,592	5,883
Total liabilities	$29,758	$1,291	$4,592	$35,641

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Assets
Deferred compensation plan	$14,699	$—	$—	$14,699
Derivative instruments	—	35,689	24,416	60,105
Total assets	$14,699	$35,689	$24,416	$74,804
Liabilities
Deferred compensation plan	$25,780	$—	$—	$25,780
Derivative instruments	—	—	2,440	2,440
Total liabilities	$25,780	$—	$2,440	$28,220
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of period	$21,976	$(28,398)
Total gain (loss) included in earnings	4,716	6,628
Settlement (gain) loss	(22,076)	21,755
Balance at end of period	$4,616	$(15)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(1,067)	$2,217
There were no transfers between Level 1 and Level 2 fair value measurements for the three months ended March 31, 2019 and 2018.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2019, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,219,338	$1,216,612	$1,226,104	$1,202,994

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Three Months Ended March 31, 2019
Balance at beginning of period(1)	$51,622
Liabilities incurred	2,350
Liabilities settled	(79)
Liabilities divested	(187)
Accretion expense	995
Balance at end of period(1)	$54,701
_______________________________________________________________________________

(1)	Includes $1.0 million of current asset retirement obligations included in accrued liabilities at March 31, 2019 and December 31, 2018.
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements” as disclosed in Note 9 of the Notes to Consolidated Financial Statements in the Form 10-K.
Lease Commitments (Topic 840)
Future minimum rental commitments under non-cancelable leases in effect at December 31, 2018 are as follows:

(In thousands)
2019	$5,571
2020	5,684
2021	4,777
2022	1,659
2023	1,691
Thereafter	2,852
$22,234

The table above was prepared under the guidance of Topic 840. As discussed in Note 1 above, the Company adopted the guidance of Topic 842 effective January 1, 2019.
Leases (Topic 842)
The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Operating leases are included in operating lease right-of-use assets (ROU assets) and operating lease liabilities (current and noncurrent) on the Condensed Consolidated Balance Sheet. The Company does not have any finance leases at March 31, 2019.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. Most leases do not provide an implicit interest rate; therefore, the Company used its incremental borrowing rate based on the information available at the inception date to determine the present value of the lease payments. Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease cost for lease payments is recognized on a straight-line basis over the lease term. Certain leases have payment terms that vary based on the usage of the underlying assets. Variable lease payments are not included in ROU assets and lease liabilities.
For all operating leases, lease and non-lease components are accounted for as a single lease component.

The Company has operating leases for office space, drilling rig commitments, surface use agreements and other leases. The leases have remaining terms ranging from less than one month to 26.8 years, including options to extend leases that the Company is reasonably certain to exercise. During the three months ended March 31, 2019, the Company recognized operating lease cost and variable lease cost of $3.0 million and $1.8 million, respectively.
Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days and one year. Lease payments of $67.1 million were recognized during the three months ended March 31, 2019. Certain lease payments are capitalized and included in Properties and equipment, net in the Condensed Consolidated Balance Sheet because they relate to drilling and completion activities while other payments are expensed because they relate to production and administrative activities.
As of March 31, 2019, the Company’s future undiscounted cash payment obligations for its operating lease liabilities are as follows:

(In thousands)	Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$8,237
2020	4,549
2021	4,575
2022	4,577
2023	4,613
Thereafter	29,823
Total undiscounted lease payments	56,374
Present value adjustment	(14,355)
Net operating lease liabilities	$42,019
Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,123
Investing cash flows from operating leases	$1,791

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is summarized below:

March 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	11.4
Weighted-average discount rate
Operating leases	4.9%

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
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2019	2018
OPERATING REVENUES
Natural gas	$633,174	$412,108
Crude oil and condensate	—	48,722
Brokered natural gas	—	4,950
Other	250	1,870
Total revenues from contracts with customers	633,424	467,650
Gain on derivative instruments	8,257	5,577
Total operating revenues	$641,681	$473,227
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the United States.
Transaction Price Allocated to Remaining Performance Obligations
A significant number of the Company’s product sales contracts are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
As of March 31, 2019, the Company has $10.0 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from five to 20 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $220.6 million and $363.0 million as of March 31, 2019 and December 31, 2018, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
10. Stock-based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $15.1 million and $5.4 million in the first quarter of 2019 and 2018, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
For the first quarter of 2019, the Company recorded a decrease to tax expense of $1.1 million as a result of federal and state tax deductions exceeding the book compensation expense for employee stock-based compensation awards that vested during the period. For the first quarter of 2018, the Company recorded an increase to tax expense of $0.2 million as a result of book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first three months of 2019, 76,232 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $24.95 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first three months of 2019 commenced on January 1, 2019 and ends on December 31, 2021. The Company used an annual forfeiture rate assumption ranging from zero percent to five percent for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at March 31, 2019, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first three months of 2019, 526,730 Employee Performance Share Awards were granted at a grant date value of $24.95 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first three months of 2019, 315,029 Hybrid Performance Share Awards were granted at a grant date value of $24.95 per share. The 2019 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first three months of 2019, 536,673 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 19, 2019) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2019
Fair value per performance share award	$20.63	$11.95 - $24.11
Assumptions:
Stock price volatility	31.3%	28.4%-31.8%
Risk free rate of return	2.46%	2.21% - 2.41%
11. Earnings per Common Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock awards were vested at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2019	2018
Weighted-average shares - basic	423,116	459,715
Dilution effect of stock awards at end of period	2,073	1,834
Weighted-average shares - diluted	425,189	461,549
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In thousands)	2019	2018
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	643	608
12. Income Taxes
During the first quarter of 2019, the Company released a $16.3 million net reserve for unrecognized tax benefits related to alternative minimum tax associated with uncertain tax positions and a $3.1 million liability for accrued interest associated with the uncertain tax positions. The release of the net reserve did not have a material impact on the Company's effective tax rate. As of March 31, 2019, the Company had a $0.5 million net reserve for unrecognized tax benefits related to the allocation of certain gains associated with its divestitures for purposes of computing state income taxes. If recognized, the tax benefit of $0.5 million would not have a material effect on the Company’s effective tax rate.

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable, net
Trade accounts	$220,612	$362,973
Joint interest accounts	198	101
Other accounts	996	567
	221,806	363,641
Allowance for doubtful accounts	(1,074)	(1,238)
	$220,732	$362,403
Other assets
Deferred compensation plan	$16,818	$14,699
Debt issuance costs	3,718	4,572
Income taxes receivable	—	8,165
Operating lease right-of-use assets	42,174	—
Other accounts	60	61
	$62,770	$27,497
Accounts payable
Trade accounts	$25,700	$30,033
Natural gas purchases	8,661	—
Royalty and other owners	37,833	61,507
Accrued transportation	49,496	50,540
Accrued capital costs	51,842	43,207
Taxes other than income	25,455	19,824
Income taxes payable	1,807	1,134
Other accounts	3,750	35,694
	$204,544	$241,939
Accrued liabilities
Employee benefits	$14,173	$21,761
Taxes other than income	3,858	1,472
Operating lease liabilities	7,517	—
Asset retirement obligations	1,000	1,000
Other accounts	707	994
	$27,255	$25,227
Other liabilities
Deferred compensation plan	$29,758	$25,780
Operating lease liabilities	34,502	—
Other accounts	8,014	34,391
	$72,274	$60,171

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three month periods ended March 31, 2019 and 2018 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2018 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are as follows:

•	Natural gas production increased 40.2 Bcf, or 24%, from 164.6 Bcf in 2018 to 204.8 Bcf in 2019, as a result of drilling and completion activities in Pennsylvania.

•
Crude oil/condensate/NGL production decreased 0.8 Mmbbls, or 100%, from 0.8 Mmbbls in 2018. There was no significant crude oil and NGL production in 2019 as result of the sale of our Eagle Ford Shale assets in February 2018.

•
Equivalent production increased 35.2 Bcfe, or 21%, from 169.6 Bcfe, or 1,884.2 Mmcfe per day, in 2018 to 204.8 Bcfe, or 2,275.9 Mmcfe per day, in 2019. The increase is primarily due to drilling and completion activities in Pennsylvania, partially offset by the sale of our Eagle Ford Shale assets in south Texas.

•	Average realized natural gas price was $3.35 per Mcf, 37% higher than the $2.44 per Mcf realized in the comparable period of the prior year.

•	Total capital expenditures were $204.3 million compared to $167.3 million in the comparable period of the prior year.

•	Drilled 25 gross wells (25.0 net) with a success rate of 100% compared to 15 gross wells (15.0 net) with a success rate of 100% for the comparable period of the prior year.

•	Completed 14 gross wells (14.0 net) in 2019 compared to 11 gross wells (11.0 net) in 2018.

•
Average rig count during 2019 was approximately 3.3 rigs in the Marcellus Shale, compared to an average rig count in the Marcellus Shale of approximately 2.8 rigs and approximately 1.0 rig in other areas during 2018.

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

•
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
In 2018, we drilled 97 gross wells (95.1 net) and completed 94 gross wells (93.0 net), of which 27 gross wells (27.0 net) were drilled but uncompleted in prior years. For the full year of 2019, our capital program will focus on the Marcellus Shale, where we expect to drill and complete 85 to 90 net wells and place 80 to 85 net wells on production. We will continue to assess the natural gas environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the three months ended March 31, 2019 were primarily from the sale of natural gas production. These cash flows were used to fund our capital expenditures, contributions to our equity method investments, interest payments on debt, repurchases of shares of common stock and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. As of March 31, 2019, there were no borrowings outstanding under our revolving credit facility and our unused commitments were $1.8 billion.
On April 22, 2019, we entered into a second amended and restated credit facility (the amended and restated credit agreement). The borrowing base under the amended and restated credit agreement remained unchanged at $3.2 billion, while the available commitments were reduced to $1.5 billion. The new revolving credit facility matures in April 2024. The maturity date can be extended by one year upon agreement between us and the lenders holding at least 50 percent of the commitments under the revolving credit facility.
There are currently no borrowings outstanding under the new revolving credit facility.
A decline in commodity prices could result in the future reduction of our borrowing base and related commitments under the revolving credit facility. Unless commodity prices decline significantly from current levels, we do not believe that any such reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with internally generated cash flow, operating cash flow and availability under our revolving credit facility, we have the capacity to fund our spending plans.
At March 31, 2019, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.

Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows provided by operating activities	$585,287	$272,760
Cash flows (used in) provided by investing activities	(195,132)	454,870
Cash flows used in financing activities	(77,553)	(242,749)
Net increase in cash and cash equivalents	$312,602	$484,881
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2019 and December 31, 2018, we had a working capital surplus of $439.9 million and $257.3 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in the first three months of 2019 increased by $312.5 million compared to the first three months of 2018. This increase was primarily due to higher operating revenues and favorable changes in working capital and other assets and liabilities, partially offset by higher cash operating expenses. The increase in operating revenues was primarily due to higher equivalent production and higher realized natural gas prices. Average realized natural gas prices increased by 37% for the first three months of 2019 compared to the first three months of 2018. Equivalent production increased by 21% for the first three months of 2019 compared to the first three months of 2018 due to higher natural gas production in the Marcellus Shale, offset by lower crude oil production due to the Eagle Ford Shale divestiture in February 2018.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $650.0 million for the first three months of 2019 compared to the first three months of 2018. The increase was due to $644.2 million lower proceeds from the sale of assets and $39.4 million higher capital expenditures. These changes were partially offset by $33.6 million lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows used in financing activities decreased by $165.2 million for the first three months of 2019 compared to the first three months of 2018. This decrease was primarily due to $175.8 million of lower repurchases of our common stock in 2019 compared to 2018. This decrease was partially offset by $2.0 million of higher dividend payments related to an increase in our dividend rate from $0.06 per share for the first three months of 2018 to $0.07 per share in the first three months of 2019 and $1.6 million higher tax withholdings on vesting stock awards. During the three months ended March 31, 2019, we repaid $7.0 million of net borrowings under our revolving credit facility. Treasury stock repurchases for the three months ended March 31, 2019 include $31.4 million of share repurchases that were accrued in 2018.

Capitalization
Information about our capitalization is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Debt (1)	$1,219,338	$1,226,104
Stockholders' equity	2,320,939	2,088,159
Total capitalization	$3,540,277	$3,314,263
Debt to total capitalization	34%	37%
Cash and cash equivalents	$314,889	$2,287
_______________________________________________________________________________

(1)	Includes $7.0 million of borrowings outstanding under our revolving credit facility as of December 31, 2018.
During the first three months of 2018, we repurchased 8.3 million shares of our common stock for $207.1 million, respectively. We did not repurchase any shares of our common stock during the three months ended March 31, 2019. During the first three months of 2019 and 2018, we paid dividends of $29.6 million ($0.07 per share) and $27.6 million ($0.06 per share), respectively, on our common stock.
In April 2019, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.07 per share to $0.09 per share.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In thousands)	2019	2018
Capital expenditures
Drilling and facilities	$202,394	$158,156
Leasehold acquisitions	630	7,369
Other	1,247	1,824
	204,271	167,349
Exploration expenditures(1)	6,044	3,617
Total	$210,315	$170,966

_______________________________________________________________________________

(1)	Exploratory dry hole expenditures included in exploration expenditures for the first three months of 2019 and 2018 were not significant.
For the full year of 2019, our capital program will focus on the Marcellus Shale, where we expect to drill and complete 85.0 to 90.0 net wells and place 80 to 85 net wells on production. In 2019, our drilling program includes approximately $800.0 million in total capital expenditures compared to $816.1 million in 2018. See “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
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
Results of Operations
First Three Months of 2019 and 2018 Compared
We reported net income in the first three months of 2019 of $262.8 million, or $0.62 per share, compared to net income of $117.2 million, or $0.26 per share, in the first three months of 2018. The increase in net income was primarily due to higher operating revenues and a lower loss on sale of assets, partially offset by higher operating expenses and higher income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
Revenue Variances (In thousands)	2019	2018	Amount	Percent
Natural gas	$633,174	$412,108	$221,066	54%
Crude oil and condensate	—	48,722	(48,722)	(100)%
Gain on derivative instruments	8,257	5,577	2,680	48%
Brokered natural gas	—	4,950	(4,950)	(100)%
Other	250	1,870	(1,620)	(87)%
	$641,681	$473,227	$168,454	36%

	Three Months Ended March 31,		Variance		Increase (Decrease) (In thousands)
	2019	2018	Amount	Percent
Price Variances
Natural gas	$3.09	$2.50	$0.59	24%	$120,566
Crude oil and condensate	$—	$64.61	$(64.61)	(100)%	—
Total					$120,566
Volume Variances
Natural gas (Bcf)	204.8	164.6	40.2	24%	$100,500
Crude oil and condensate (Mbbl)	—	754	(754)	(100)%	(48,722)
Total					$51,778
Natural Gas Revenues
The increase in natural gas revenues of $221.1 million was due to an increase in production and higher natural gas prices. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $48.7 million was primarily due to the sale of our Eagle Ford Shale assets in February 2018.

Impact of Derivative Instruments on Operating Revenues

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$52,980	$(26,131)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(44,723)	31,708
	$8,257	$5,577
Brokered Natural Gas
Brokered natural gas decreased $5.0 million. There was no brokered natural gas activity in the current period.
Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating and Other Expenses
Direct operations	$18,334	$20,070	$(1,736)	(9)%
Transportation and gathering	137,333	112,125	25,208	22%
Brokered natural gas	—	4,950	(4,950)	(100)%
Taxes other than income	5,847	7,190	(1,343)	(19)%
Exploration	6,044	3,617	2,427	67%
Depreciation, depletion and amortization	92,258	82,128	10,130	12%
General and administrative	31,090	24,060	7,030	29%
	$290,906	$254,140	$36,766	14%

Earnings (loss) on equity method investments	$3,684	$(994)	$4,678	(471)%
Loss on sale of assets	(1,500)	(41,049)	39,549	(96)%
Interest expense, net	12,181	20,058	(7,877)	(39)%
Other expense	144	114	30	26%
Income tax expense	77,871	39,641	38,230	96%
Total costs and expenses from operations increased by $36.8 million, or 14%, in the first three months of 2019 compared to the same period of 2018. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $1.7 million largely due to the divestiture of our Eagle Ford Shale assets in the first quarter of 2018, partially offset by an increase in operating costs primarily driven by higher Marcellus Shale production.

•	Transportation and gathering increased $25.2 million largely due to higher Marcellus Shale production.

•	Brokered natural gas decreased $5.0 million. There was no brokered natural gas activity in the current period.

•
Taxes other than income decreased $1.3 million primarily due to $2.4 million lower production taxes resulting from the sale of our Eagle Ford Shale assets in the first quarter of 2018. This decrease was partially offset by $1.0 million higher drilling impact fees related to drilling activity in the Marcellus Shale.

•	Exploration increased $2.4 million due to an increase in geological and geophysical expenses.

•
Depreciation, depletion and amortization increased $10.1 million primarily due to higher DD&A of $12.4 million and higher accretion of $0.4 million, partially offset by lower amortization of unproved properties of $2.5 million. The increase in DD&A was primarily due to an increase of $15.4 million related to higher equivalent production volumes, partially offset by a decrease of $3.0 million related to a lower DD&A rate of $0.42 per Mcfe for the first three months of 2019 compared to $0.44 per Mcfe for the first three months of 2018. The lower DD&A rate was due to positive reserve revisions related to our year end reserve estimation process. Amortization of unproved properties decreased due to lower amortization rates as a result of a decrease in exploratory activities.

•
General and administrative increased $7.0 million primarily due to higher stock-based compensation cost of $9.7 million associated with certain of our market-based performance awards offset by $2.7 million lower employee costs and professional services.

Earnings (Loss) on Equity Method Investments
Earnings on equity method investments increased $4.7 million as a result of our proportionate share of net income from our equity method investments in the first three months of 2019 compared to the first three months of 2018 primarily from our investment in Meade, which commenced operations in late 2018.
Loss on Sale of Assets
During the first three months of 2019, we recognized a net aggregate loss of $1.5 million. During the first three months of 2018, we recognized a net aggregate loss of $41.0 million primarily due to the sale of our Eagle Ford Shale oil and gas properties in south Texas in February 2018.
Interest Expense, net
Interest expense, net decreased $7.9 million due to $5.4 million lower interest expense resulting from the repayment of $237.0 million of our 6.51% weighted-average senior notes which matured in July 2018 and $67.0 million of our 9.78% senior notes that matured in December 2018 and $3.1 million lower interest expense related to the reversal of certain income tax reserves.
Income Tax Expense
Income tax expense increased $38.2 million due to higher pre-tax income, partially offset by a lower effective tax rate. The effective tax rates for the first three months of 2019 and 2018 were 22.9% and 25.3%, respectively. The effective tax rate was higher for the first three months of 2018 due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors attributable to the Eagle Ford Shale asset divestiture in February 2018. There were no significant apportionment changes recorded during the first three months of 2019.
Excluding the impact of any discrete items, we expect our 2019 effective income tax rate to be approximately 23.0%. However, this rate may fluctuate based on a number of factors, including but not limited to changes in enacted federal and/or state rates that occur during the year, changes in our executive compensation and the amount of excess tax benefits on stock-based compensation, as well as changes in the composition and location of our asset base, our employees and our customers.
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

Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of commodity price volatility for our production in the natural gas markets through the use of financial commodity derivatives. A committee that consists of members of senior management oversees our risk management activities. Our financial commodity derivatives generally cover a portion of our production and provide only partial price protection by limiting the benefit to us of increases in prices, while protecting us in the event of price declines. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our financial commodity derivatives. Please read the discussion below as well as Note 6 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivative instruments.
Periodically, we enter into financial commodity derivatives including collar, swap and basis swap agreements, to protect against exposure to commodity price declines related to our natural gas production. Our credit agreement restricts our ability to enter into financial commodity derivatives other than to hedge or mitigate risks to which we have actual or projected exposure or as permitted under our risk management policies and not subjecting us to material speculative risks. All of our financial derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index, such as the NYMEX natural gas futures.
As of March 31, 2019, we had the following outstanding financial commodity derivatives:

			Swaps	Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)

Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (IFERC TRANSCO Z6 non-NY)	8,250,000	Apr. 2019 - Dec. 2019		$0.41	$4,761
Natural gas (IFERC TRANSCO Z6 non-NY)	32,100,000	Apr. 2019 - Oct. 2019	$2.61		4,328
Natural gas (IFERC TRANSCO Leidy Line Receipts)	41,250,000	Apr. 2019 - Dec. 2019		$(0.53)	(4,478)
Natural gas (NYMEX)	74,900,000	Apr. 2019 - Oct. 2019	$2.85		6,979
Natural gas (NYMEX)	82,500,000	Apr. 2019 - Dec. 2019	$2.81		1,350
					$12,940
The amounts set forth in the table above represent our total unrealized derivative position at March 31, 2019 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first three months of 2019, natural gas basis swaps covered 15.7 Bcf, or eight percent, of natural gas production at an average price of $2.86 per Mcf. Natural gas swaps covered 42.0 Bcf, or 20%, of natural gas production at an average price of $5.16 per Mcf.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,219,338	$1,216,612	$1,226,104	$1,202,994
ITEM 4.    Controls and Procedures
As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
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
ITEM 1A.    Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended March 31, 2019. The maximum number of remaining shares that may be purchased under the program as of March 31, 2019 was 11.6 million shares.
ITEM 5.     Other Information
Amended and Restated Credit Agreement
On April 22, 2019, the Company entered into a second amended and restated credit agreement (the “amended and restated credit agreement”), among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other financial institutions named as agents therein. The amended and restated credit agreement amends and restates the first amended and restated credit agreement of the Company, dated as of September 22, 2010 (as amended prior to April 22, 2019, the “previous credit agreement”).
The amended and restated credit agreement amends the previous credit agreement to, among other things, (i) extend the maturity of the revolving credit facility to April 2024, which can be extended by one year upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the new revolving credit facility; (ii) decrease the maximum commitments available thereunder from $1.8 billion to $1.5 billion; and (iii) provide that the maximum commitments available thereunder may from time to time, upon the satisfaction of certain conditions, including the request of the Company therefor and with the agreement of one or more existing or new lenders, be increased to an amount not to exceed $2.0 billion. The initial borrowing base under the revolving credit facility is $3.2 billion. The maximum revolving credit available to the Company under the revolving credit facility is the lesser of the maximum commitments or the difference of the borrowing base less the Company’s outstanding senior notes. The borrowing base of the revolving credit facility is redetermined annually on April 1, or such date promptly thereafter as reasonably practical. In addition, either the Company or the lenders may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties.
Interest rates under the revolving credit facility are based on LIBOR or ABR indications, plus a margin which ranges from 50 to 125 basis points for ABR loans and 150 to 225 basis points for LIBOR loans when not in an Investment Grade Period (as defined in the amended and restated credit agreement) and from 12.5 to 75 basis points for ABR loans and 112.5 to 175 basis points for LIBOR loans during an Investment Grade Period. The commitment fee on the unused available credit is calculated at annual rates ranging from 30 basis points to 42.5 basis points when not in an Investment Grade Period and from 12.5 to 27.5 basis points during an Investment Grade Period. The revolving credit facility contains various customary covenants, including the following (with all calculations based on definitions contained in the amended and restated credit agreement):

•	Maintenance of a minimum asset coverage ratio of 1.75 to 1.0 as of the last day of any fiscal quarter.

•	Maintenance of a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0 as of the last day of any fiscal quarter.

•	Maintenance of a minimum current ratio of 1.0 to 1.0 as of the last day of any fiscal quarter.

In the case of an event of default under the amended and restated credit agreement, the lenders may declare all amounts outstanding immediately due and payable, together with interest and all fees and other obligations of the Company.

ITEM 6.    Exhibits

Exhibit Number	Description

10.1
Second Amended and Restated Credit Agreement dated as of April 22, 2019, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as Syndication Agent and Joint Lead Arranger, Bank of Montreal, The Bank of Nova Scotia, Houston Branch, Citibank N.A., Compass Bank, Toronto Dominion (New York) LLC, U.S. Bank National Association and Wells Fargo, N.A. as Co-Documentation Agent, and the Lenders party thereto.

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

CABOT OIL & GAS CORPORATION
(Registrant)

April 26, 2019	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 26, 2019	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 26, 2019	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Controller
(Principal Accounting Officer)