Form 10-Q
period 2019-06-30
CABOT OIL & GAS CORP
filed 2019-07-26
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 1-10447

CABOT OIL & GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3072771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Three Memorial City Plaza
840 Gessner Road, Suite 1400, Houston, Texas 77024
(Address of principal executive offices including ZIP code)
(281) 589-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	COG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2019, there were 418,390,612 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$241,394	$2,287
Accounts receivable, net	183,376	362,403
Income taxes receivable	121,859	109,251
Inventories	19,381	11,076
Derivative instruments	61,194	57,665
Other current assets	4,126	1,863
Total current assets	631,330	544,545
Properties and equipment, net (Successful efforts method)	3,699,575	3,463,606
Equity method investments	166,138	163,181
Other assets	66,686	27,497
	$4,563,729	$4,198,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$184,960	$241,939
Accrued liabilities	29,184	25,227
Interest payable	19,882	20,098
Total current liabilities	234,026	287,264
Long-term debt, net	1,219,555	1,226,104
Deferred income taxes	611,163	458,597
Asset retirement obligations	54,356	50,622
Postretirement benefits	28,874	27,912
Other liabilities	70,951	60,171
Total liabilities	2,218,925	2,110,670
Commitments and contingencies
Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2019 and 2018, respectively
Issued — 476,879,016 shares and 476,094,551 shares in 2019 and 2018, respectively	47,688	47,610
Additional paid-in capital	1,769,195	1,763,142
Retained earnings	1,983,733	1,607,658
Accumulated other comprehensive income	4,164	4,437
Less treasury stock, at cost:
58,490,638 shares and 53,409,705 shares in 2019 and 2018, respectively	(1,459,976)	(1,334,688)
Total stockholders' equity	2,344,804	2,088,159
	$4,563,729	$4,198,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
OPERATING REVENUES
Natural gas	$470,482	$364,660	$1,103,656	$776,768
Crude oil and condensate	—	—	—	48,722
Gain (loss) on derivative instruments	63,649	(3,668)	71,906	1,909
Brokered natural gas	—	92,576	—	97,526
Other	(14)	(121)	236	1,749
	534,117	453,447	1,175,798	926,674
OPERATING EXPENSES
Direct operations	18,093	15,657	36,427	35,727
Transportation and gathering	141,689	114,189	279,022	226,314
Brokered natural gas	—	80,082	—	85,032
Taxes other than income	3,640	5,392	9,487	12,582
Exploration	4,504	54,500	10,548	58,117
Depreciation, depletion and amortization	96,147	84,910	188,405	167,038
General and administrative	22,889	21,228	53,979	45,288
	286,962	375,958	577,868	630,098
Earnings (loss) on equity method investments	3,650	(4)	7,334	(998)
Gain (loss) on sale of assets	—	544	(1,500)	(40,505)
INCOME FROM OPERATIONS	250,805	78,029	603,764	255,073
Interest expense, net	14,567	23,328	26,748	43,386
Other expense	143	118	287	232
Income before income taxes	236,095	54,583	576,729	211,455
Income tax expense	55,086	12,152	132,957	51,793
NET INCOME	$181,009	$42,431	$443,772	$159,662

Earnings per share
Basic	$0.43	$0.09	$1.05	$0.35
Diluted	$0.43	$0.09	$1.05	$0.35

Weighted-average common shares outstanding
Basic	422,141	451,055	422,626	455,361
Diluted	424,349	453,114	424,550	457,142

Dividends per common share	$0.09	$0.06	$0.16	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$443,772	$159,662
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	188,405	167,038
Deferred income tax expense	152,647	66,976
Loss on sale of assets	1,500	40,505
Exploratory dry hole cost	16	51,085
Gain on derivative instruments	(71,906)	(1,909)
Net cash received (paid) in settlement of derivative instruments	68,377	(20,312)
(Earnings) loss on equity method investments	(7,334)	998
Distribution of earnings from equity method investments	8,750	—
Amortization of debt issuance costs	2,464	2,390
Stock-based compensation and other	21,058	10,364
Changes in assets and liabilities:
Accounts receivable, net	179,027	38,939
Income taxes	(5,577)	12,107
Inventories	(8,305)	(12,377)
Other current assets	(2,263)	(1,096)
Accounts payable and accrued liabilities	(35,867)	7,168
Interest payable	(216)	(215)
Other assets and liabilities	(22,611)	25,337
Net cash provided by operating activities	911,937	546,660
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(421,500)	(387,271)
Proceeds from sale of assets	2,346	646,868
Investment in equity method investments	(5,131)	(62,905)
Distribution of investment from equity method investments	758	—
Net cash (used in) provided by investing activities	(423,527)	196,692
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	95,000	—
Repayments of debt	(102,000)	—
Treasury stock repurchases	(156,638)	(419,654)
Dividends paid	(67,697)	(54,718)
Tax withholdings on vesting of stock awards	(10,557)	(8,033)
Capitalized debt issuance costs	(7,411)	—
Net cash used in financing activities	(249,303)	(482,405)
Net increase in cash and cash equivalents	239,107	260,947
Cash and cash equivalents, beginning of period	2,287	480,047
Cash and cash equivalents, end of period	$241,394	$740,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	262,763	262,763
Stock amortization and vesting	682	68	—	—	(281)	—	—	(213)
Purchase of treasury stock	—	—	—	(28)	—	—	—	(28)
Cash dividends at $0.07 per share	—	—	—	—	—	—	(29,605)	(29,605)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2019	476,777	$47,678	53,410	$(1,334,716)	$1,762,861	$4,300	$1,840,816	$2,320,939
Net income	—	—	—	—	—	—	181,009	181,009
Stock amortization and vesting	102	10	—	—	6,334	—	—	6,344
Purchase of treasury stock	—	—	5,081	(125,260)	—	—	—	(125,260)
Cash dividends at $0.09 per share	—	—	—	—	—	—	(38,092)	(38,092)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at June 30, 2019	476,879	$47,688	58,491	$(1,459,976)	$1,769,195	$4,164	$1,983,733	$2,344,804

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	475,547	$47,555	14,936	$(430,576)	$1,742,419	$2,077	$1,162,430	$2,523,905
Net income	—	—	—	—	—	—	117,231	117,231
Stock amortization and vesting	534	53	—	—	249	—	—	302
Purchase of treasury stock	—	—	8,328	(207,135)	—	—	—	(207,135)
Cash dividends at $0.06 per share	—	—	—	—	—	—	(27,647)	(27,647)
Other comprehensive income	—	—	—	—	—	306	—	306
Cumulative impact from accounting change	—	—	—	—	—	—	(446)	(446)
Balance at March 31, 2018	476,081	$47,608	23,264	$(637,711)	$1,742,668	$2,383	$1,251,568	$2,406,516
Net income	—	—	—	—	—	—	42,431	42,431
Exercise of stock appreciation rights	3	1	—	—	—	—	—	1
Stock amortization and vesting	2	—	—	—	6,769	—	—	6,769
Purchase of treasury stock	—	—	11,646	(274,337)	—	—	—	(274,337)
Cash dividends at $0.06 per share	—	—	—	—	—	—	(27,071)	(27,071)
Other comprehensive loss	—	—	—	—	—	(135)	—	(135)
Balance at June 30, 2018	476,086	$47,609	34,910	$(912,048)	$1,749,437	$2,248	$1,266,928	$2,154,174

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
Recently Adopted Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. This ASU does not apply to leases to explore for or use minerals, oil, natural gas and similar nonregenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an optional transition method that permits an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance is effective for interim and annual periods beginning after December 15, 2018. This ASU was adopted using a modified retrospective approach. The Company adopted this guidance effective January 1, 2019 by applying the optional transition approach as of the beginning of the period of adoption. Comparative periods, including the disclosures related to those periods, were not restated.
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
Refer to Note 8 for more details regarding leases.

2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	June 30, 2019	December 31, 2018
Proved oil and gas properties	$6,138,447	$5,717,145
Unproved oil and gas properties	178,204	194,435
Land, building and other equipment	98,534	94,797
	6,415,185	6,006,377
Accumulated depreciation, depletion and amortization	(2,715,610)	(2,542,771)
	$3,699,575	$3,463,606

At June 30, 2019, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
3. Equity Method Investments
The Company holds a 25 percent equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20 percent equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$—	$732	$163,181	$85,345	$163,181	$86,077
Contributions	500	250	4,631	62,655	5,131	62,905
Distributions	—	—	(9,508)	—	(9,508)	—
Earnings (loss) on equity method investments	(500)	(982)	7,834	(16)	7,334	(998)
Balance at end of period	$—	$—	$166,138	$147,984	$166,138	$147,984

For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
6.51% weighted-average senior notes	$124,000	$124,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	7,000
Unamortized debt issuance costs	(4,445)	(4,896)
	$1,219,555	$1,226,104

At June 30, 2019, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
Revolving Credit Agreement
On April 22, 2019, the Company entered into a second amended and restated credit agreement (the revolving credit facility). The Company's revolving credit facility is unsecured and the borrowing base is redetermined annually on April 1. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. The Company’s borrowing base and available commitments under the revolving credit facility were $3.2 billion and $1.5 billion, respectively. The maximum revolving credit available to the Company is the lesser of the available commitments or the difference of the borrowing base less outstanding senior notes. The

Company's revolving credit facility matures in April 2024 and can be extended by one year upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the revolving credit facility.
Interest rates under the revolving credit facility are based on LIBOR or ABR indications, plus a margin which ranges from 150 to 225 basis points for LIBOR loans and from 50 to 125 basis points for ABR loans when not in an Investment Grade Period (as defined in the amended and restated credit agreement) and from 112.5 to 175 basis points for LIBOR loans and from 12.5 to 75 basis points for ABR loans during an Investment Grade Period. The revolving credit facility also provides for a commitment fee on the unused available balance and is calculated at annual rates ranging from 30 to 42.5 basis points when not in an Investment Grade Period and from 12.5 to 27.5 basis points during an Investment Grade Period. The Company is currently not in an Investment Grade Period.
The revolving credit facility contains various customary covenants, which include the following (with all calculations based on definitions contained in the amended and restated credit agreement):

•	Maintenance of a minimum asset coverage ratio of 1.75 to 1.0;

•	Maintenance of a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0; and

•	Maintenance of a minimum current ratio of 1.0 to 1.0.
At June 30, 2019, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.5 billion.
The Company incurred $7.4 million of debt issuance costs in connection with the amended and restated credit agreement, which were capitalized and will be amortized over the term of the amended and restated agreement. The remaining unamortized costs of $3.4 million will also be amortized over the term of the amended and restated agreement in accordance with ASC 470-50, Debt Modifications and Extinguishments.
5. Derivative Instruments
As of June 30, 2019, the Company had the following outstanding financial commodity derivatives:

			Swaps	Basis Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (IFERC TRANSCO Z6 non-NY)	5,520,000	Jul. 2019 - Dec. 2019		$0.41
Natural gas (IFERC TRANSCO Z6 non-NY)	18,450,000	Jul. 2019 - Oct. 2019	$2.61
Natural gas (IFERC TRANSCO Leidy Line Receipts)	27,600,000	Jul. 2019 - Dec. 2019		$(0.53)
Natural gas (NYMEX)	43,050,000	Jul. 2019 - Oct. 2019	$2.85
Natural gas (NYMEX)	55,200,000	Jul. 2019 - Dec. 2019	$2.82

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Commodity contracts	Derivative instruments (current)	$61,194	$57,665	$—	$—
		$61,194	$57,665	$—	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	June 30, 2019	December 31, 2018
Derivative assets
Gross amounts of recognized assets	$62,808	$60,105
Gross amounts offset in the statement of financial position	(1,614)	(2,440)
Net amounts of assets presented in the statement of financial position	61,194	57,665
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$61,194	$57,665

Derivative liabilities
Gross amounts of recognized liabilities	$1,614	$2,440
Gross amounts offset in the statement of financial position	(1,614)	(2,440)
Net amounts of liabilities presented in the statement of financial position	—	—
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$—	$—

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$15,397	$5,819	$68,377	$(20,312)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	48,252	(9,487)	3,529	22,221
	$63,649	$(3,668)	$71,906	$1,909

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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2019
Assets
Deferred compensation plan	$16,962	$—	$—	$16,962
Derivative instruments	—	48,571	14,237	62,808
Total assets	$16,962	$48,571	$14,237	$79,770
Liabilities
Deferred compensation plan	$28,345	$—	$—	$28,345
Derivative instruments	—	—	1,614	1,614
Total liabilities	$28,345	$—	$1,614	$29,959

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Assets
Deferred compensation plan	$14,699	$—	$—	$14,699
Derivative instruments	—	35,689	24,416	60,105
Total assets	$14,699	$35,689	$24,416	$74,804
Liabilities
Deferred compensation plan	$25,780	$—	$—	$25,780
Derivative instruments	—	—	2,440	2,440
Total liabilities	$25,780	$—	$2,440	$28,220

The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties and/or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions while non-performance risk of the Company is evaluated using a market credit spread provided by the Company's bank. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$21,976	$(28,398)
Total gain (loss) included in earnings	17,080	9,019
Settlement (gain) loss	(26,433)	18,040
Balance at end of period	$12,623	$(1,339)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$7,252	$(1,276)

There were no transfers between Level 1 and Level 2 fair value measurements for the six months ended June 30, 2019 and 2018.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of June 30, 2019, additional disclosures were not required.
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
The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s senior notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of all senior notes is based on interest rates currently available to the Company. The Company’s debt is valued using an income approach and classified as Level 3 in the fair value hierarchy.
The carrying amount and fair value of debt is as follows:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,219,555	$1,245,889	$1,226,104	$1,202,994

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Six Months Ended June 30, 2019
Balance at beginning of period(1)	$51,622
Liabilities incurred	3,159
Liabilities settled	(970)
Liabilities divested	(188)
Accretion expense	1,733
Balance at end of period(1)	$55,356
_______________________________________________________________________________

(1)	Includes $1.0 million of current asset retirement obligations included in accrued liabilities at June 30, 2019 and December 31, 2018.
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
Leases (Topic 842)
The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Operating leases are included in operating lease right-of-use assets (ROU assets) and operating lease liabilities (current and noncurrent) on the Condensed Consolidated Balance Sheet. The Company does not have any finance leases at June 30, 2019.
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
The Company has operating leases for office space, drilling rig commitments, surface use agreements and other leases. The leases have remaining terms ranging from less than one month to 26.5 years, including options to extend leases that the Company is reasonably certain to exercise. During the six months ended June 30, 2019, the Company recognized operating lease cost and variable lease cost of $6.0 million and $3.5 million, respectively.
Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days to one year. Lease cost of $157.7 million was recognized on short-term leases during the six months ended June 30, 2019. Certain lease costs are capitalized and included in Properties and equipment, net in the Condensed Consolidated Balance Sheet because they relate to drilling and completion activities, while other costs are expensed because they relate to production and administrative activities.

As of June 30, 2019, the Company’s future undiscounted minimum cash payment obligations for its operating lease liabilities are as follows:

(In thousands)	Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$5,302
2020	4,549
2021	4,575
2022	4,577
2023	4,613
Thereafter	29,824
Total undiscounted lease payments	53,440
Present value adjustment	(13,861)
Net operating lease liabilities	$39,579

Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,124	$2,247
Investing cash flows from operating leases	$1,811	$3,602

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is summarized below:

June 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	11.7
Weighted-average discount rate
Operating leases	4.9%

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

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
OPERATING REVENUES
Natural gas	$470,482	$364,660	$1,103,656	$776,768
Crude oil and condensate	—	—	—	48,722
Brokered natural gas	—	92,576	—	97,526
Other	(14)	(121)	236	1,749
Total revenues from contracts with customers	470,468	457,115	1,103,892	924,765
Gain (loss) on derivative instruments	63,649	(3,668)	71,906	1,909
Total operating revenues	$534,117	$453,447	$1,175,798	$926,674

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
As of June 30, 2019, the Company has $9.8 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from five to 20 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $183.7 million and $363.0 million as of June 30, 2019 and December 31, 2018, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
10. Capital Stock
Treasury Stock
In July 2019, the Board of Directors authorized an increase of 25.0 million shares to the Company’s share repurchase program. After this authorization, the total number of shares available for repurchase is 31.5 million shares.
11. Stock-based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $6.7 million and $5.7 million in the second quarter of 2019 and 2018, respectively, and $21.9 million and $11.1 million during the first six months of 2019 and 2018, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
For the first six months of 2019, the Company recorded a decrease to tax expense of $0.9 million as a result of federal and state tax deductions exceeding the book compensation expense for employee stock-based compensation awards that vested during the period. For the first six months of 2018, the Company recorded an increase to tax expense of $0.2 million as a result of book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first six months of 2019, 78,290 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $25.01 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first six months of 2019 commenced on January 1, 2019 and ends on December 31, 2021. The Company used an annual forfeiture rate assumption ranging from zero percent to five percent for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100% of the award in shares of common stock. Based on the Company’s probability assessment at June 30, 2019, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first six months of 2019, 526,730 Employee Performance Share Awards were granted at a grant date value of $24.95 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first six months of 2019, 315,029 Hybrid Performance Share Awards were granted at a grant date value of $24.95 per share. The 2019 awards vest 25% on each of the first and second anniversary dates and 50% on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first six months of 2019, 536,673 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 19, 2019) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2019
Fair value per performance share award	$20.63	$11.46 - $22.04
Assumptions:
Stock price volatility	31.3%	24.28% - 29.01%
Risk free rate of return	2.46%	1.72%-2.08%

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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Weighted-average shares - basic	422,141	451,055	422,626	455,361
Dilution effect of stock awards at end of period	2,208	2,059	1,924	1,781
Weighted-average shares - diluted	424,349	453,114	424,550	457,142

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	14	—	948	956

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable, net
Trade accounts	$183,700	$362,973
Joint interest accounts	64	101
Other accounts	796	567
	184,560	363,641
Allowance for doubtful accounts	(1,184)	(1,238)
	$183,376	$362,403
Other assets
Deferred compensation plan	$16,962	$14,699
Debt issuance costs	9,971	4,572
Income taxes receivable	—	8,165
Operating lease right-of-use assets	39,690	—
Other accounts	63	61
	$66,686	$27,497
Accounts payable
Trade accounts	$35,178	$30,033
Natural gas purchases	8,487	—
Royalty and other owners	32,597	61,507
Accrued transportation	49,373	50,540
Accrued capital costs	46,376	43,207
Taxes other than income	8,691	19,824
Income taxes payable	—	1,134
Other accounts	4,258	35,694
	$184,960	$241,939
Accrued liabilities
Employee benefits	$17,873	$21,761
Taxes other than income	3,664	1,472
Operating lease liabilities	5,782	—
Asset retirement obligations	1,000	1,000
Other accounts	865	994
	$29,184	$25,227
Other liabilities
Deferred compensation plan	$28,345	$25,780
Operating lease liabilities	33,797	—
Other accounts	8,809	34,391
	$70,951	$60,171

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and six month periods ended June 30, 2019 and 2018 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2018 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are as follows:

•	Natural gas production increased 81.6 Bcf, or 24%, from 337.0 Bcf in 2018 to 418.6 Bcf in 2019, as a result of drilling and completion activities in Pennsylvania.

•
Equivalent production increased 76.6 Bcfe, or 22%, from 342.0 Bcfe, or 1,889.5 Mmcfe per day, in 2018 to 418.6 Bcfe, or 2,312.6 Mmcfe per day, in 2019. The increase is primarily due to drilling and completion activities in Pennsylvania, partially offset by the sale of our Eagle Ford Shale assets in south Texas in February 2018.

•	Average realized natural gas price was $2.80 per Mcf, 22% higher than the $2.29 per Mcf realized in the comparable period of the prior year.

•	Total capital expenditures were $424.7 million compared to $329.9 million in the comparable period of the prior year.

•	Drilled 49 gross wells (49.0 net) with a success rate of 100% compared to 39 gross wells (39.0 net) with a success rate of 87.2% for the comparable period of the prior year.

•	Completed 42 gross wells (42.0 net) in 2019 compared to 34 gross wells (34.0 net) in 2018.

•
Average rig count during 2019 was approximately 3.2 rigs in the Marcellus Shale, compared to an average rig count in the Marcellus Shale of approximately 3.0 rigs and approximately 1.0 rig in other areas during 2018.

•	Repurchased 5.1 million shares of our common stock for a total cost of $125.3 million in 2019.
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
Outlook
Our 2019 capital program is expected to be approximately $800.0 million to $820.0 million. We expect to fund these expenditures with our cash on hand, operating cash flow and, if required, borrowings under our revolving credit facility.
In 2018, we drilled 97 gross wells (95.1 net) and completed 94 gross wells (93.0 net), of which 27 gross wells (27.0 net) were drilled but uncompleted in prior years. For the full year of 2019, our capital program will focus on the Marcellus Shale, where we expect to drill and complete approximately 90.0 net wells and place approximately 85 net wells on production. We will continue to assess the natural gas environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the six months ended June 30, 2019 were primarily from the sale of natural gas production. These cash flows were used to fund our capital expenditures, interest payments on debt, repurchases of shares of common stock and payment of dividends. See below for additional discussion and analysis of cash flow.
On April 22, 2019, we entered into a second amended and restated credit agreement (the revolving credit facility) . The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. As of June 30, 2019, there were no borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.
A decline in commodity prices could result in the future reduction of our borrowing base and related commitments under the revolving credit facility. Unless commodity prices decline significantly from current levels, we do not believe that any such reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with operating cash flow, cash on hand and availability under our revolving credit facility, we have the capacity to fund our spending plans.
At June 30, 2019, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows provided by operating activities	$911,937	$546,660
Cash flows (used in) provided by investing activities	(423,527)	196,692
Cash flows used in financing activities	(249,303)	(482,405)
Net increase in cash and cash equivalents	$239,107	$260,947
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At June 30, 2019 and December 31, 2018, we had a working capital surplus of $397.3 million and $257.3 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in the first six months of 2019 increased by $365.3 million compared to the first six months of 2018. This increase was primarily due to higher operating revenues, lower operating expenses and favorable changes in working capital. The increase in operating revenues was primarily due to higher equivalent production and higher realized natural gas prices. Average realized natural gas prices increased by 22% for the first six months of 2019 compared to the first six months of 2018. Equivalent production increased by 22% for the first six months of 2019 compared to the first six months of 2018 due to higher natural gas production in the Marcellus Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $620.2 million for the first six months of 2019 compared to the first six months of 2018. The increase was due to $644.5 million lower proceeds from the sale of assets and $34.2 million higher capital expenditures. These changes were partially offset by $57.8 million lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows used in financing activities decreased by $233.1 million for the first six months of 2019 compared to the first six months of 2018. This decrease was primarily due to $263.0 million of lower repurchases of our common stock in 2019 compared to 2018. This decrease was partially offset by $13.0 million of higher dividend payments related to an increase in our dividend rate from $0.12 per share for the first six months of 2018 to $0.16 per share in the first six months of 2019 and $2.5 million higher tax withholdings on vesting stock awards. During the six months ended June 30, 2019, we repaid $7.0 million of net borrowings under our revolving credit facility. Treasury stock repurchases for the six months ended June 30, 2019 include $31.4 million of share repurchases that were accrued in 2018 and paid in 2019.
Capitalization
Information about our capitalization is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Debt (1)	$1,219,555	$1,226,104
Stockholders' equity	2,344,804	2,088,159
Total capitalization	$3,564,359	$3,314,263
Debt to total capitalization	34%	37%
Cash and cash equivalents	$241,394	$2,287
_______________________________________________________________________________

(1)	Includes $7.0 million of borrowings outstanding under our revolving credit facility as of December 31, 2018.
During the first six months of 2019 and 2018, we repurchased 5.1 million shares of our common stock for $125.3 million and 20.0 million shares of our common stock for $481.5 million, respectively. During the first six months of 2019 and 2018, we paid dividends of $67.7 million ($0.16 per share) and $54.7 million ($0.12 per share), respectively, on our common stock.

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
The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In thousands)	2019	2018
Capital expenditures
Drilling and facilities	$415,431	$313,900
Leasehold acquisitions	3,246	11,344
Other	5,975	4,667
	424,652	329,911
Exploration expenditures(1)	10,548	58,117
Total	$435,200	$388,028

_______________________________________________________________________________

(1)
Exploratory dry hole expenditures included in exploration expenditures for the first six months of 2019 were not significant. Exploration expenditures include $51.1 million of exploratory dry hole expenditures for the first six months of 2018.

For the full year of 2019, our capital program will focus on the Marcellus Shale, where we expect to drill and complete approximately 90.0 net wells and place approximately 85 net wells on production. In 2019, our drilling program includes approximately $800.0 million to $820.0 million in total capital expenditures compared to $816.1 million in 2018. See “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
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
Results of Operations
Second Quarters of 2019 and 2018 Compared
We reported net income in the second quarter of 2019 of $181.0 million, or $0.43 per share, compared to net income of $42.4 million, or $0.09 per share, in the second quarter of 2018. The increase in net income was primarily due to higher operating revenues and lower operating expenses and interest expense, partially offset by higher income tax expense.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
Revenue Variances (In thousands)	2019	2018	Amount	Percent
Natural gas	$470,482	$364,660	$105,822	29%
Gain (loss) on derivative instruments	63,649	(3,668)	67,317	1,835%
Brokered natural gas	—	92,576	(92,576)	(100)%
Other	(14)	(121)	107	88%
	$534,117	$453,447	$80,670	18%

	Three Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2019	2018	Amount	Percent
Price Variances
Natural gas	$2.20	$2.11	$0.09	4%	$18,468
Volume Variances
Natural gas (Bcf)	213.8	172.4	41.4	24%	$87,354
Total					$105,822
Natural Gas Revenues
The increase in natural gas revenues of $105.8 million was due to higher natural gas prices and higher production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended June 30,
(In thousands)	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$15,397	$5,819
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	48,252	(9,487)
	$63,649	$(3,668)
Brokered Natural Gas
Brokered natural gas decreased $92.6 million. There was no brokered natural gas activity in the current period.

Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating and Other Expenses
Direct operations	$18,093	$15,657	$2,436	16%
Transportation and gathering	141,689	114,189	27,500	24%
Brokered natural gas	—	80,082	(80,082)	(100)%
Taxes other than income	3,640	5,392	(1,752)	(32)%
Exploration	4,504	54,500	(49,996)	(92)%
Depreciation, depletion and amortization	96,147	84,910	11,237	13%
General and administrative	22,889	21,228	1,661	8%
	$286,962	$375,958	$(88,996)	(24)%

Earnings (loss) on equity method investments	$3,650	$(4)	$(3,654)	(91,350)%
Gain (loss) on sale of assets	—	544	544	100%
Interest expense, net	14,567	23,328	(8,761)	(38)%
Other expense	143	118	25	21%
Income tax expense	55,086	12,152	42,934	353%
Total costs and expenses from operations decreased by $89.0 million, or 24%, in the second quarter of 2019 compared to the same period of 2018. The primary reasons for this fluctuation are as follows:

•	Direct operations increased $2.4 million primarily driven by higher Marcellus Shale production.

•	Transportation and gathering increased $27.5 million due to higher Marcellus Shale production.

•	Brokered natural gas decreased $80.1 million. There was no brokered natural gas activity in the current period.

•	Taxes other than income decreased $1.8 million primarily due to $1.6 million lower drilling impact fees as a result of lower rates.

•	Exploration decreased $50.0 million due to a decrease in exploratory dry hole costs of $51.1 million. The exploratory dry hole costs in 2018 related to our activities in west Texas.

•
Depreciation, depletion and amortization increased $11.2 million primarily due to higher DD&A of $12.8 million, partially offset by lower amortization of unproved properties of $1.9 million in the second quarter of 2019. The increase in DD&A was primarily due to an increase of $18.4 million related to higher production volumes in the Marcellus Shale, partially offset by a $5.6 million decrease due to a lower DD&A rate of $0.42 per Mcfe for the second quarter of 2019 compared to $0.45 per Mcfe for the second quarter of 2018. The lower DD&A rate was due to positive reserve revisions related to our year end reserve estimation process. Amortization of unproved properties decreased due to lower amortization rates.

•
General and administrative increased $1.7 million primarily due to $2.1 million of severance costs incurred in the second quarter of 2019 and $1.0 million of higher stock-based compensation expense associated with certain of our market-based performance awards. The remaining changes in other general and administrative expenses were not individually significant.

Earnings (Loss) on Equity Method Investments
Earnings on equity method investments increased $3.7 million as a result of our proportionate share of net income from our equity method investments during the second quarter of 2019 compared to the second quarter of 2018 primarily from our investment in Meade, which commenced operations in late 2018.

Interest Expense, net
Interest expense, net decreased $8.8 million due to $5.4 million lower interest expense resulting from the repayment of $237.0 million of our 6.51% weighted-average senior notes which matured in July 2018 and $67.0 million of our 9.78% senior notes which matured in December 2019 and $5.5 million lower interest expense related to income tax reserves, partially offset by $1.9 million lower interest income.
Income Tax Expense
Income tax expense increased $42.9 million due to higher pre-tax income and a higher effective tax rate. The effective tax rates for the second quarter of 2019 and 2018 were 23.3% and 22.3%, respectively. The effective tax rate was higher for the second quarter of 2019 due to the impact of non-recurring discrete items recorded during the second quarter of 2019 as compared to the second quarter of 2018.
First Six Months of 2019 and 2018 Compared
We reported net income in the first six months of 2019 of $443.8 million, or $1.05 per share, compared to net income of $159.7 million, or $0.35 per share, in the first six months of 2018. The increase in net income was primarily due to higher operating revenues and lower operating expenses, interest expense and loss on sale of assets, partially offset by higher income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
Revenue Variances (In thousands)	2019	2018	Amount	Percent
Natural gas	$1,103,656	$776,768	$326,888	42%
Crude oil and condensate	—	48,722	(48,722)	(100)%
Gain (loss) on derivative instruments	71,906	1,909	69,997	3,667%
Brokered natural gas	—	97,526	(97,526)	(100)%
Other	236	1,749	(1,513)	(87)%
	$1,175,798	$926,674	$249,124	27%

	Six Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2019	2018	Amount	Percent
Price Variances
Natural gas	$2.64	$2.30	$0.34	15%	$139,208
Crude oil and condensate	$—	$64.68	$(64.68)	(100)%	—
Total					$139,208
Volume Variances
Natural gas (Bcf)	418.6	337.0	81.6	24%	$187,680
Crude oil and condensate (Mbbl)	—	754	(754)	(100)%	(48,722)
Total					$138,958
Natural Gas Revenues
The increase in natural gas revenues of $326.9 million was due to an increase in production and higher natural gas prices. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $48.7 million was primarily due to the sale of our Eagle Ford Shale assets in February 2018.

Impact of Derivative Instruments on Operating Revenues

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$68,377	$(20,312)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	3,529	22,221
	$71,906	$1,909
Brokered Natural Gas
Brokered natural gas decreased $97.5 million. There was no brokered natural gas activity in the current period.
Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating and Other Expenses
Direct operations	$36,427	$35,727	$700	2%
Transportation and gathering	279,022	226,314	52,708	23%
Brokered natural gas	—	85,032	(85,032)	(100)%
Taxes other than income	9,487	12,582	(3,095)	(25)%
Exploration	10,548	58,117	(47,569)	(82)%
Depreciation, depletion and amortization	188,405	167,038	21,367	13%
General and administrative	53,979	45,288	8,691	19%
	$577,868	$630,098	$(52,230)	(8)%

Earnings (loss) on equity method investments	$7,334	$(998)	$(8,332)	(835)%
Gain (loss) on sale of assets	(1,500)	(40,505)	39,005	(96)%
Interest expense, net	26,748	43,386	(16,638)	(38)%
Other expense	287	232	55	24%
Income tax expense	132,957	51,793	81,164	157%
Total costs and expenses from operations decreased by $52.2 million, or 8%, in the first six months of 2019 compared to the same period of 2018. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $0.7 million primarily driven by higher operating costs of $9.3 million due to higher Marcellus Shale production partially offset by lower operating costs of $8.3 million decrease primarily as a result of the the sale of our Eagle Ford Shale assets in February 2018.

•	Transportation and gathering increased $52.7 million largely due to higher Marcellus Shale production.

•	Brokered natural gas decreased $85.0 million. There was no brokered natural gas activity in the current period.

•
Taxes other than income decreased $3.1 million primarily due to $2.4 million lower production taxes resulting from the sale of our Eagle Ford Shale assets in February 2018 and $0.6 million lower drilling impact fees as a result of lower rates.

•
Exploration decreased $47.6 million due to a decrease in exploratory dry hole costs of $51.1 million, partially offset by an increase of $3.5 million geological and geophysical expenses. The exploratory dry hole costs in 2018 related to our activities in west Texas.

•
Depreciation, depletion and amortization increased $21.4 million primarily due to higher DD&A of $25.2 million, partially offset by lower amortization of unproved properties of $4.4 million. The increase in DD&A was primarily due to an increase of $33.8 million related to higher equivalent production volumes, partially offset by a decrease of $8.6 million related to a lower DD&A rate of $0.42 per Mcfe for the first six months of 2019 compared to $0.44 per Mcfe for the first six months of 2018. The lower DD&A rate was due to positive reserve revisions related to our year end reserve estimation process. Amortization of unproved properties decreased due to lower amortization rates as a result of a decrease in exploratory activities.

•
General and administrative increased $8.7 million primarily due to higher stock-based compensation cost of $10.7 million associated with certain of our market-based performance awards and $2.1 million of severance costs incurred in the second quarter of 2019. These increases were partially offset by $4.5 million of lower professional services and legal fees.

Earnings (Loss) on Equity Method Investments
Earnings on equity method investments increased $8.3 million as a result of our proportionate share of net income from our equity method investments in the first six months of 2019 compared to the first six months of 2018 primarily from our investment in Meade, which commenced operations in late 2018.
Loss on Sale of Assets
During the first six months of 2019, we recognized a net aggregate loss of $1.5 million. During the first six months of 2018, we recognized a net aggregate loss of $40.5 million primarily due to the sale of our Eagle Ford Shale oil and gas properties in south Texas in February 2018.
Interest Expense, net
Interest expense, net decreased $16.6 million due to $10.8 million lower interest expense resulting from the repayment of $237.0 million of our 6.51% weighted-average senior notes which matured in July 2018 and $67.0 million of our 9.78% senior notes that matured in December 2018 and $8.6 million lower interest expense related to income tax reserves, partially offset by a $2.0 million increase in interest income.
Income Tax Expense
Income tax expense increased $81.2 million due to higher pre-tax income, partially offset by a lower effective tax rate. The effective tax rates for the first six months of 2019 and 2018 were 23.1% and 24.5%, respectively. The effective tax rate was higher for the first six months of 2018 due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors attributable to the Eagle Ford Shale asset divestiture in February 2018. There were no significant apportionment changes recorded during the first six months of 2019.
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
As of June 30, 2019, we had the following outstanding financial commodity derivatives:

			Swaps	Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)

Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (IFERC TRANSCO Z6 non-NY)	5,520,000	Jul. 2019 - Dec. 2019		$0.41	$2,988
Natural gas (IFERC TRANSCO Z6 non-NY)	18,450,000	Jul. 2019 - Oct. 2019	$2.61		11,108
Natural gas (IFERC TRANSCO Leidy Line Receipts)	27,600,000	Jul. 2019 - Dec. 2019		$(0.53)	(1,469)
Natural gas (NYMEX)	43,050,000	Jul. 2019 - Oct. 2019	$2.85		23,604
Natural gas (NYMEX)	55,200,000	Jul. 2019 - Dec. 2019	$2.82		24,984
					$61,215
The amounts set forth in the table above represent our total unrealized derivative position at June 30, 2019 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first six months of 2019, natural gas basis swaps covered 31.7 Bcf, or eight percent, of natural gas production at an average price of $2.59 per Mcf. Natural gas swaps covered 112.7 Bcf, or 27%, of natural gas production at an average price of $3.72 per Mcf.
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
The carrying amount and fair value of debt is as follows:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,219,555	$1,245,889	$1,226,104	$1,202,994
ITEM 4.    Controls and Procedures
As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.      Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.
Environmental Matters
On June 17, 2019, we received two proposed Consent Order and Agreements (“CO&A”) from the Pennsylvania Department of Environmental Protection (PaDEP) relating to gas migration allegations in areas surrounding several wells owned and operated by us in Susquehanna County, Pennsylvania. The allegations relating to these wells were initially raised by residents in the area in March and June 2017, respectively, in the form of complaints about their drinking water supply. Since then, we have been engaged with the PaDEP in investigating the incidents and have performed appropriate remediation efforts, including the provision of alternative sources of drinking water to the affected residents.  We received Notices of Violation (“NOV”) from the PaDEP in June and November, 2017, respectively, for failure to prevent the migration of gas into fresh groundwater sources in the area surrounding these wells.  With regard to the June 2017 NOV, we believe these water quality complaints have been resolved, and we are working with the PaDEP to reach agreement on the disposition of this matter. The proposed CO&A is the culmination of this effort and, if finalized, would result in the payment of a civil monetary penalty in an amount likely to exceed $100,000, up to approximately $215,000. We will continue to work with the PaDEP to finalize the CO&A, and to bring this matter to a close. With regard to the November 2017 NOV, The proposed CO&A, if finalized as drafted, would require Cabot to submit a detailed written remediation plan, continue water sampling and other investigative measures and restore or replace affected water supplies and would result in the payment of a civil monetary penalty in an amount likely to exceed $100,000, up to approximately $355,000. We will continue to work with the PaDEP to finalize the CO&A, and to complete the ongoing investigation and remediation.
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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. The shares included in the table below were purchased on the open market and were held as treasury stock as of June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2019(1)	80,933	$25.47	80,933	11,499,362
May 2019	2,250,000	$25.44	2,250,000	9,249,362
June 2019	2,750,000	$23.95	2,750,000	6,499,362
Total	5,080,933		5,080,933
(1) Shares were repurchased under a Rule 10b5-1 Plan that was in effect from April 1, 2019 to April 24, 2019.
In July 2019, our Board of Directors authorized an increase of 25.0 million shares to our Company’s share repurchase program. After this authorization, the total number of shares available for repurchase is 31.5 million shares.

ITEM 6.    Exhibits

Exhibit Number	Description

10.1
Second Amended and Restated Credit Agreement dated as of April 22, 2019, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as Syndication Agent and Joint Lead Arranger, Bank of Montreal, The Bank of Nova Scotia, Houston Branch, Citibank N.A., Compass Bank, Toronto Dominion (New York) LLC, U.S. Bank National Association and Wells Fargo, N.A. as Co-Documentation Agent, and the Lenders party thereto.  (Form 10-Q for the quarter ended March 31, 2019)

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document, The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

July 26, 2019	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 26, 2019	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 26, 2019	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)