Form 10-Q
period 2019-09-30
CABOT OIL & GAS CORP
filed 2019-10-25
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2019, there were 407,924,673 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$82,316	$2,287
Accounts receivable, net	159,239	362,403
Income taxes receivable	133,028	109,251
Inventories	18,195	11,076
Derivative instruments	25,700	57,665
Other current assets	3,201	1,863
Total current assets	421,679	544,545
Properties and equipment, net (Successful efforts method)	3,787,581	3,463,606
Equity method investments	169,086	163,181
Other assets	64,319	27,497
	$4,442,665	$4,198,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$172,732	$241,939
Current portion of long-term debt	87,000	—
Accrued liabilities	27,780	25,227
Interest payable	7,273	20,098
Total current liabilities	294,785	287,264
Long-term debt, net	1,132,790	1,226,104
Deferred income taxes	647,473	458,597
Asset retirement obligations	56,968	50,622
Postretirement benefits	29,427	27,912
Other liabilities	67,646	60,171
Total liabilities	2,229,089	2,110,670
Commitments and contingencies
Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2019 and 2018, respectively
Issued — 476,881,612 shares and 476,094,551 shares in 2019 and 2018, respectively	47,688	47,610
Additional paid-in capital	1,775,579	1,763,142
Retained earnings	2,037,066	1,607,658
Accumulated other comprehensive income	4,027	4,437
Less treasury stock, at cost:
68,957,318 shares and 53,409,705 shares in 2019 and 2018, respectively	(1,650,784)	(1,334,688)
Total stockholders' equity	2,213,576	2,088,159
	$4,442,665	$4,198,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
OPERATING REVENUES
Natural gas	$418,133	$440,835	$1,521,789	$1,217,603
Crude oil and condensate	—	—	—	48,722
Gain (loss) on derivative instruments	11,060	(3,537)	82,966	(1,628)
Brokered natural gas	—	105,849	—	203,375
Other	(82)	2,026	154	3,775
	429,111	545,173	1,604,909	1,471,847
OPERATING EXPENSES
Direct operations	19,181	17,030	55,608	52,757
Transportation and gathering	145,681	129,534	424,703	355,848
Brokered natural gas	—	93,405	—	178,437
Taxes other than income	4,607	2,852	14,094	15,434
Exploration	4,481	10,049	15,029	68,166
Depreciation, depletion and amortization	110,889	121,172	299,294	288,210
General and administrative	18,391	20,724	72,370	66,013
	303,230	394,766	881,098	1,024,865
Earnings (loss) on equity method investments	3,860	(11)	11,194	(1,009)
Gain (loss) on sale of assets	36	25,655	(1,464)	(14,850)
INCOME FROM OPERATIONS	129,777	176,051	733,541	431,123
Interest expense, net	13,554	14,191	40,302	57,577
Other expense	143	115	430	347
Income before income taxes	116,080	161,745	692,809	373,199
Income tax expense	25,722	39,408	158,679	91,201
NET INCOME	$90,358	$122,337	$534,130	$281,998

Earnings per share
Basic	$0.22	$0.28	$1.27	$0.63
Diluted	$0.22	$0.28	$1.27	$0.62

Weighted-average common shares outstanding
Basic	412,456	440,772	419,199	450,445
Diluted	414,462	443,110	421,101	452,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$534,130	$281,998
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	299,294	288,210
Deferred income tax expense	188,997	131,799
Loss on sale of assets	1,464	14,850
Exploratory dry hole cost	16	56,425
(Gain) loss on derivative instruments	(82,966)	1,628
Net cash received (paid) in settlement of derivative instruments	114,931	(20,354)
(Earnings) loss on equity method investments	(11,194)	1,009
Distribution of earnings from equity method investments	12,610	—
Amortization of debt issuance costs	3,219	3,521
Stock-based compensation and other	22,720	16,472
Changes in assets and liabilities:
Accounts receivable, net	203,164	(7,345)
Income taxes	(16,746)	(14,447)
Inventories	(7,119)	(5,326)
Other current assets	(1,338)	104
Accounts payable and accrued liabilities	(43,413)	32,192
Interest payable	(12,825)	(18,474)
Other assets and liabilities	(22,133)	26,590
Net cash provided by operating activities	1,182,811	788,852
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(620,696)	(647,503)
Proceeds from sale of assets	2,401	675,525
Investment in equity method investments	(8,977)	(72,866)
Distribution of investment from equity method investments	1,656	—
Net cash used in investing activities	(625,616)	(44,844)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	95,000	—
Repayments of debt	(102,000)	(237,000)
Treasury stock repurchases	(347,446)	(581,725)
Dividends paid	(104,722)	(81,185)
Tax withholdings on vesting of stock awards	(10,587)	(8,068)
Capitalized debt issuance costs	(7,411)	—
Net cash used in financing activities	(477,166)	(907,978)
Net increase (decrease) in cash and cash equivalents	80,029	(163,970)
Cash and cash equivalents, beginning of period	2,287	480,047
Cash and cash equivalents, end of period	$82,316	$316,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	262,763	262,763
Stock amortization and vesting	682	68	—	—	(281)	—	—	(213)
Purchase of treasury stock	—	—	—	(28)	—	—	—	(28)
Cash dividends at $0.07 per share	—	—	—	—	—	—	(29,605)	(29,605)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2019	476,777	$47,678	53,410	$(1,334,716)	$1,762,861	$4,300	$1,840,816	$2,320,939
Net income	—	—	—	—	—	—	181,009	181,009
Stock amortization and vesting	102	10	—	—	6,334	—	—	6,344
Purchase of treasury stock	—	—	5,081	(125,260)	—	—	—	(125,260)
Cash dividends at $0.09 per share	—	—	—	—	—	—	(38,092)	(38,092)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at June 30, 2019	476,879	$47,688	58,491	$(1,459,976)	$1,769,195	$4,164	$1,983,733	$2,344,804
Net income	—	—	—	—	—	—	90,358	90,358
Stock amortization and vesting	3	—	—	—	6,384	—	—	6,384
Purchase of treasury stock	—	—	10,466	(190,808)	—	—	—	(190,808)
Cash dividends at $0.09 per share	—	—	—	—	—	—	(37,025)	(37,025)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	476,882	$47,688	68,957	$(1,650,784)	$1,775,579	$4,027	$2,037,066	$2,213,576

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	475,547	$47,555	14,936	$(430,576)	$1,742,419	$2,077	$1,162,430	$2,523,905
Net income	—	—	—	—	—	—	117,231	117,231
Stock amortization and vesting	534	53	—	—	249	—	—	302
Purchase of treasury stock	—	—	8,328	(207,135)	—	—	—	(207,135)
Cash dividends at $0.06 per share	—	—	—	—	—	—	(27,647)	(27,647)
Other comprehensive income	—	—	—	—	—	306	—	306
Cumulative impact from accounting change	—	—	—	—	—	—	(446)	(446)
Balance at March 31, 2018	476,081	$47,608	23,264	$(637,711)	$1,742,668	$2,383	$1,251,568	$2,406,516
Net income	—	—	—	—	—	—	42,431	42,431
Exercise of stock appreciation rights	3	1	—	—	—	—	—	1
Stock amortization and vesting	2	—	—	—	6,769	—	—	6,769
Purchase of treasury stock	—	—	11,646	(274,337)	—	—	—	(274,337)
Cash dividends at $0.06 per share	—	—	—	—	—	—	(27,071)	(27,071)
Other comprehensive loss	—	—	—	—	—	(135)	—	(135)
Balance at June 30, 2018	476,086	$47,609	34,910	$(912,048)	$1,749,437	$2,248	$1,266,928	$2,154,174
Net income	—	—	—	—	—	—	122,337	122,337
Exercise of stock appreciation rights	2	—	—	—	—	—	—	—
Stock amortization and vesting	1	—	—	—	6,900	—	—	6,900
Purchase of treasury stock	—	—	7,170	(162,660)	—	—	—	(162,660)
Cash dividends at $0.06 per share	—	—	—	—	—	—	(26,468)	(26,468)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at September 30, 2018	476,089	$47,609	42,080	$(1,074,708)	$1,756,337	$2,112	$1,362,797	$2,094,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 (Form 10-K) filed with the Securities and Exchange Commission (SEC), except for any new accounting pronouncements adopted during the period as discussed below. The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
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
Refer to Note 8 for more details regarding leases.

2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2019	December 31, 2018
Proved oil and gas properties	$6,339,234	$5,717,145
Unproved oil and gas properties	164,100	194,435
Land, buildings and other equipment	101,901	94,797
	6,605,235	6,006,377
Accumulated depreciation, depletion and amortization	(2,817,654)	(2,542,771)
	$3,787,581	$3,463,606

At September 30, 2019, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
3. Equity Method Investments
The Company holds a 25 percent equity interest in Constitution Pipeline Company, LLC (Constitution) and a 20 percent equity interest in Meade Pipeline Co LLC (Meade). Activity related to these equity method investments is as follows:

	Constitution		Meade		Total
	Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018	2019	2018
Balance at beginning of period	$—	$732	$163,181	$85,345	$163,181	$86,077
Contributions	500	250	8,477	72,616	8,977	72,866
Distributions	—	—	(14,266)	—	(14,266)	—
Earnings (loss) on equity method investments	(500)	(982)	11,694	(27)	11,194	(1,009)
Balance at end of period	$—	$—	$169,086	$157,934	$169,086	$157,934

For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Constitution Pipeline Company, LLC
In August 2019, the Federal Energy Regulatory Committee issued an order concluding the New York Department of Environmental Conservation has waived its authority under Section 401 of the Clean Water Act "to issue or deny a water quality certification" for the proposed Constitution pipeline. This decision removed one of the major remaining regulatory hurdles for the continuation of the project. In light of this decision, in September 2019, the Company, the other members of Constitution and Williams Partners L.P., the project sponsor, resumed discussions regarding the construction of the project, including evaluating the commercial feasibility of the project, the remaining legal and regulatory hurdles, projected costs and capital requirements and other aspects of the development and construction of the pipeline. The Company remains committed to continuing the process of evaluating the next steps for advancing the project.
Meade Pipeline Co LLC
In September 2019, the Company entered into an agreement to sell its 20 percent ownership interest in Meade to a subsidiary of NextEra Energy Partners, LP for $256.0 million. This transaction is expected to close in the fourth quarter of 2019, subject to customary closing conditions and adjustments.

4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
6.51% weighted-average senior notes(1)	$124,000	$124,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	7,000
Unamortized debt issuance costs	(4,210)	(4,896)
	$1,219,790	$1,226,104
_______________________________________________________________________________

(1)	Includes $87.0 million of current portion of long-term debt at September 30, 2019 due in July 2020.
At September 30, 2019, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
Revolving Credit Agreement
On April 22, 2019, the Company entered into a second amended and restated credit agreement (revolving credit facility). The Company's revolving credit facility is unsecured and the borrowing base is redetermined annually on April 1. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. The Company’s borrowing base and available commitments under the revolving credit facility were $3.2 billion and $1.5 billion, respectively. The maximum revolving credit available to the Company is the lesser of the available commitments or the difference of the borrowing base less outstanding senior notes. The Company's revolving credit facility matures in April 2024 and can be extended by one year upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the revolving credit facility.
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
At September 30, 2019, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.5 billion.
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

5. Derivative Instruments
As of September 30, 2019, the Company had the following outstanding financial commodity derivatives:

			Swaps	Basis Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (IFERC TRANSCO Z6 non-NY)	2,760,000	Oct. 2019 - Dec. 2019		$0.41
Natural gas (IFERC TRANSCO Z6 non-NY)	4,650,000	Oct. 2019	$2.61
Natural gas (IFERC TRANSCO Leidy Line Receipts)	13,800,000	Oct. 2019 - Dec. 2019		$(0.53)
Natural gas (NYMEX)	10,850,000	Oct. 2019	$2.85
Natural gas (NYMEX)	27,600,000	Oct. 2019 - Dec. 2019	$2.86

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commodity contracts	Derivative instruments (current)	$25,700	$57,665	$—	$—
		$25,700	$57,665	$—	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	September 30, 2019	December 31, 2018
Derivative assets
Gross amounts of recognized assets	$25,700	$60,105
Gross amounts offset in the statement of financial position	—	(2,440)
Net amounts of assets presented in the statement of financial position	25,700	57,665
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$25,700	$57,665

Derivative liabilities
Gross amounts of recognized liabilities	$—	$2,440
Gross amounts offset in the statement of financial position	—	(2,440)
Net amounts of liabilities presented in the statement of financial position	—	—
Gross amounts of financial instruments not offset in the statement of financial position	—	—
Net amount	$—	$—

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$46,555	$(41)	$114,931	$(20,354)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(35,495)	(3,496)	(31,965)	18,726
	$11,060	$(3,537)	$82,966	$(1,628)

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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2019
Assets
Deferred compensation plan	$17,080	$—	$—	$17,080
Derivative instruments	—	16,542	9,158	25,700
	$17,080	$16,542	$9,158	$42,780
Liabilities
Deferred compensation plan	$25,791	$—	$—	$25,791
Derivative instruments	—	—	—	—
	$25,791	$—	$—	$25,791

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Assets
Deferred compensation plan	$14,699	$—	$—	$14,699
Derivative instruments	—	35,689	24,416	60,105
	$14,699	$35,689	$24,416	$74,804
Liabilities
Deferred compensation plan	$25,780	$—	$—	$25,780
Derivative instruments	—	—	2,440	2,440
	$25,780	$—	$2,440	$28,220

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance at beginning of period	$21,976	$(28,398)
Total gain (loss) included in earnings	24,931	6,333
Settlement (gain) loss	(37,749)	17,114
Balance at end of period	$9,158	$(4,951)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$7,388	$(6,685)

There were no transfers between Level 1, Level 2 and Level 3 fair value measurements for the nine months ended September 30, 2019 and 2018.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of September 30, 2019, additional disclosures were not required.
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
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. Cash and cash equivalents are classified as Level 1 in the fair value hierarchy and the remaining financial instruments are classified as Level 2.
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
The carrying amount and fair value of debt is as follows:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,219,790	$1,258,674	$1,226,104	$1,202,994
Current maturities	(87,000)	(89,210)	—	—
Long-term debt, excluding current maturities	$1,132,790	$1,169,464	$1,226,104	$1,202,994

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Nine Months Ended September 30, 2019
Balance at beginning of period(1)	$51,622
Liabilities incurred	4,776
Liabilities settled	(1,232)
Liabilities divested	(187)
Accretion expense	2,489
Balance at end of period(2)	$57,468
_______________________________________________________________________________

(1)	Includes $1.0 million of current asset retirement obligations included in accrued liabilities at December 31, 2018.

(2)	Includes $0.5 million of current asset retirement obligations included in accrued liabilities at September 30, 2019.
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
Leases (Topic 842)
The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Operating leases are included in operating lease right-of-use assets (ROU assets) and operating lease liabilities (current and noncurrent) on the Condensed Consolidated Balance Sheet. The Company does not have any finance leases at September 30, 2019.
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

The Company has operating leases for office space, drilling rig commitments, surface use agreements, compressor services and other leases. The leases have remaining terms ranging from two months to 26.3 years, including options to extend leases that the Company is reasonably certain to exercise. During the nine months ended September 30, 2019, the Company recognized operating lease cost and variable lease cost of $9.0 million and $3.7 million, respectively.
Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days to one year. Lease cost of $224.0 million was recognized on short-term leases during the nine months ended September 30, 2019. Certain lease costs are capitalized and included in Properties and equipment, net in the Condensed Consolidated Balance Sheet because they relate to drilling and completion activities, while other costs are expensed because they relate to production and administrative activities.
As of September 30, 2019, the Company’s future undiscounted minimum cash payment obligations for its operating lease liabilities are as follows:

(In thousands)	Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$2,419
2020	4,819
2021	4,755
2022	4,577
2023	4,613
Thereafter	29,824
Total undiscounted lease payments	51,007
Present value adjustment	(13,401)
Net operating lease liabilities	$37,606

Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,149	$3,395
Investing cash flows from operating leases	$1,831	$5,433

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is summarized below:

September 30, 2019
Weighted-average remaining lease term (in years)
Operating leases	11.9
Weighted-average discount rate
Operating leases	5.0%

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
Contingency Reserves. When deemed necessary, the Company establishes reserves for certain legal proceedings. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur additional losses with respect to those matters for which reserves have been established. The Company believes that any such amount above the amounts accrued would not be material to the Condensed Consolidated Financial Statements. Future changes in facts and circumstances not currently foreseeable could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
OPERATING REVENUES
Natural gas	$418,133	$440,835	$1,521,789	$1,217,603
Crude oil and condensate	—	—	—	48,722
Brokered natural gas	—	105,849	—	203,375
Other	(82)	2,026	154	3,775
Total revenue from contracts with customers	418,051	548,710	1,521,943	1,473,475
Gain (loss) on derivative instruments	11,060	(3,537)	82,966	(1,628)
	$429,111	$545,173	$1,604,909	$1,471,847

All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the United States of America.
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
As of September 30, 2019, the Company has $9.7 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from four to 19 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $159.2 million and $363.0 million as of September 30, 2019 and December 31, 2018, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Capital Stock
Treasury Stock
In July 2019, the Board of Directors authorized an increase of 25.0 million shares to the Company’s share repurchase program. During the first nine months of 2019, the Company repurchased 15.5 million shares for a total cost of $316.1 million. As of September 30, 2019, 21.0 million shares were available for repurchase under the share repurchase program.
Dividends
In April 2019, the Board of Directors approved an increase in the quarterly dividend on the Company's common stock from $0.07 per share to $0.09 per share. In October 2019, the Board of Directors approved an additional increase in the quarterly dividend on the Company's common stock from $0.09 per share to $0.10 per share.
11. Stock-based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $2.1 million and $6.5 million in the third quarter of 2019 and 2018, respectively, and $24.0 million and $17.6 million during the first nine months of

2019 and 2018, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
For the first nine months of 2019, the Company recorded a decrease to tax expense of $0.9 million as a result of federal and state tax deductions exceeding the book compensation expense for employee stock-based compensation awards that vested during the period. For the first nine months of 2018, the Company recorded an increase to tax expense of $0.3 million as a result of book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first nine months of 2019, 80,675 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $24.96 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first nine months of 2019 commenced on January 1, 2019 and ends on December 31, 2021. The Company used an annual forfeiture rate assumption ranging from zero percent to seven percent for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock. Based on the Company’s probability assessment at September 30, 2019, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first nine months of 2019, 526,730 Employee Performance Share Awards were granted at a grant date value of $24.95 per share. The performance metrics are set by the Company’s compensation committee and are based on the Company’s average production, average finding costs and average reserve replacement over a three-year performance period.
Hybrid Performance Share Awards. During the first nine months of 2019, 315,029 Hybrid Performance Share Awards were granted at a grant date value of $24.95 per share. The 2019 awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first nine months of 2019, 536,673 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.

The following assumptions were used to determine the grant date fair value of the equity component (February 19, 2019) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	September 30, 2019
Fair value per performance share award	$20.63	$7.92-$16.23
Assumptions:
Stock price volatility	31.3%	29.0%-37.1%
Risk free rate of return	2.46%	1.61%-1.87%

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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Weighted-average shares - basic	412,456	440,772	419,199	450,445
Dilution effect of stock awards at end of period	2,006	2,338	1,902	1,868
Weighted-average shares - diluted	414,462	443,110	421,101	452,313

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	484	1	633	1

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2019	December 31, 2018
Accounts receivable, net
Trade accounts	$159,167	$362,973
Joint interest accounts	393	101
Other accounts	863	567
	160,423	363,641
Allowance for doubtful accounts	(1,184)	(1,238)
	$159,239	$362,403
Other assets
Deferred compensation plan	$17,080	$14,699
Debt issuance costs	9,450	4,572
Income taxes receivable	—	8,165
Operating lease right-of-use assets	37,715	—
Other accounts	74	61
	$64,319	$27,497
Accounts payable
Trade accounts	$29,157	$30,033
Royalty and other owners	30,242	61,507
Accrued transportation	50,795	50,540
Accrued capital costs	44,643	43,207
Taxes other than income	13,105	19,824
Income taxes payable	—	1,134
Other accounts	4,790	35,694
	$172,732	$241,939
Accrued liabilities
Employee benefits	$18,411	$21,761
Taxes other than income	3,660	1,472
Operating lease liabilities	4,280	—
Asset retirement obligations	500	1,000
Other accounts	929	994
	$27,780	$25,227
Other liabilities
Deferred compensation plan	$25,791	$25,780
Operating lease liabilities	33,326	—
Other accounts	8,529	34,391
	$67,646	$60,171

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and nine month periods ended September 30, 2019 and 2018 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (Form 10-Q) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2018 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 are as follows:

•	Natural gas production increased 115.7 Bcf, or 22 percent, from 523.6 Bcf in 2018 to 639.3 Bcf in 2019, as a result of drilling and completion activities in Pennsylvania.

•
Equivalent production increased 110.7 Bcfe, or 21 percent, from 528.6 Bcfe, or 1,936.4 Mmcfe per day, in 2018 to 639.3 Bcfe, or 2,341.8 Mmcfe per day, in 2019. The increase is primarily due to drilling and completion activities in Pennsylvania, partially offset by the sale of our Eagle Ford Shale assets in south Texas in February 2018.

•	Average realized natural gas price was $2.56 per Mcf, 10 percent higher than the $2.32 per Mcf realized in the comparable period of the prior year.

•	Total capital expenditures were $622.1 million compared to $593.1 million in the comparable period of the prior year.

•	Drilled 71 gross wells (71.0 net) with a success rate of 100 percent compared to 60 gross wells (60.0 net) with a success rate of 91.7 percent for the comparable period of the prior year.

•	Completed 71 gross wells (71.0 net) in 2019 compared to 61 gross wells (61.0 net) in 2018.

•
Average rig count during 2019 was approximately 3.1 rigs in the Marcellus Shale, compared to an average rig count in the Marcellus Shale of approximately 3.3 rigs and approximately 0.7 rigs in other areas during 2018.

•	Repurchased 15.5 million shares of our common stock for a total cost of $316.1 million in 2019.
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
In 2018, we drilled 97 gross wells (95.1 net) and completed 94 gross wells (93.0 net), of which 27 gross wells (27.0 net) were drilled but uncompleted in prior years. For the full year of 2019, our capital program will focus on the Marcellus Shale, where we expect to drill and complete approximately 90.0 net wells and place approximately 90 net wells on production. We will continue to assess the natural gas environment along with our liquidity position and may increase or decrease our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary sources of cash for the nine months ended September 30, 2019 were from the sale of natural gas production. These cash flows were used to fund our capital expenditures, interest payments on debt, payment of dividends, repurchases of shares of common stock and contributions to our equity method investments. See below for additional discussion and analysis of cash flow.
On April 22, 2019, we entered into a second amended and restated credit agreement (revolving credit facility) . The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. As of September 30, 2019, there were no borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.
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
At September 30, 2019, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. See our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows provided by operating activities	$1,182,811	$788,852
Cash flows used in investing activities	(625,616)	(44,844)
Cash flows used in financing activities	(477,166)	(907,978)
Net increase (decrease) in cash and cash equivalents	$80,029	$(163,970)

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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At September 30, 2019 and December 31, 2018, we had a working capital surplus of $126.9 million and $257.3 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in the first nine months of 2019 increased by $394.0 million compared to the first nine months of 2018. This increase was primarily due to higher operating revenues and favorable changes in working capital, partially offset by higher operating expenses. The increase in operating revenues was primarily due to higher equivalent production and higher realized natural gas prices. Average realized natural gas prices increased by 10 percent for the first nine months of 2019 compared to the first nine months of 2018. Equivalent production increased by 21 percent for the first nine months of 2019 compared to the first nine months of 2018 due to higher natural gas production in the Marcellus Shale.
See “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $580.8 million for the first nine months of 2019 compared to the first nine months of 2018. The increase was due to $673.1 million lower proceeds from the sale of assets. This increase was partially offset by $26.8 million lower capital expenditures and $63.9 million lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows used in financing activities decreased by $430.8 million for the first nine months of 2019 compared to the first nine months of 2018. This decrease was primarily due to $234.3 million of lower repurchases of our common stock in 2019 and $230.0 million lower net repayments of debt primarily related to maturities of certain of our senior notes during 2018. This decrease was partially offset by $23.5 million higher dividend payments related to an increase in our dividend rate from $0.18 per share in the first nine months of 2018 to $0.25 per share in the first nine months of 2019, a $7.4 million increase in debt issuance costs related to amending our revolving credit facility in early 2019 and $2.5 million higher tax withholdings on vesting stock awards. Treasury stock repurchases for the nine months ended September 30, 2019 include $31.4 million of share repurchases that were accrued in 2018 and paid in 2019.
Capitalization
Information about our capitalization is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Debt (1)	$1,219,790	$1,226,104
Stockholders' equity	2,213,576	2,088,159
Total capitalization	$3,433,366	$3,314,263
Debt to total capitalization	36%	37%
Cash and cash equivalents	$82,316	$2,287
_______________________________________________________________________________

(1)	Includes $87.0 million of current portion of long-term debt at September 30, 2019. Includes $7.0 million of borrowings outstanding under our revolving credit facility as of December 31, 2018.
During the first nine months of 2019 and 2018, we repurchased 15.5 million shares of our common stock for $316.1 million and 27.1 million shares of our common stock for $644.2 million, respectively. During the first nine months of 2019 and 2018, we paid dividends of $104.7 million ($0.25 per share) and $81.2 million ($0.18 per share), respectively, on our common stock.

In April 2019, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.07 per share to $0.09 per share. In October 2019, the Board of Directors approved an additional increase in the quarterly dividend on our common stock from $0.09 per share to $0.10 per share.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Capital expenditures
Drilling and facilities	$605,938	$551,351
Leasehold acquisitions	5,261	27,487
Other	10,917	14,260
	622,116	593,098
Exploration expenditures(1)	15,029	68,166
	$637,145	$661,264

_______________________________________________________________________________

(1)
Exploratory dry hole expenditures included in exploration expenditures for the first nine months of 2019 were not significant. Exploration expenditures include $56.4 million of exploratory dry hole expenditures for the first nine months of 2018.

For the full year of 2019, our capital program will focus on the Marcellus Shale, where we expect to drill and complete approximately 90.0 net wells and place approximately 90 net wells on production. In 2019, our drilling program includes approximately $800.0 million to $820.0 million in total capital expenditures compared to $816.1 million in 2018. See “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
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

Results of Operations
Third Quarters of 2019 and 2018 Compared
We reported net income in the third quarter of 2019 of $90.4 million, or $0.22 per share, compared to net income of $122.3 million, or $0.28 per share, in the third quarter of 2018. The decrease in net income was primarily due to lower operating revenues and gain on sale of assets, partially offset by lower operating expenses and income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended September 30,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating Revenues
Natural gas	$418,133	$440,835	$(22,702)	(5)%
Gain (loss) on derivative instruments	11,060	(3,537)	14,597	413%
Brokered natural gas	—	105,849	(105,849)	(100)%
Other	(82)	2,026	(2,108)	(104)%
	$429,111	$545,173	$(116,062)	(21)%

	Three Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2019	2018	Amount	Percent
Price Variances
Natural gas	$1.89	$2.36	$(0.47)	(20)%	$(103,414)
Volume Variances
Natural gas (Bcf)	220.7	186.5	34.2	18%	$80,712
Total					$(22,702)
Natural Gas Revenues
The decrease in natural gas revenues of $22.7 million was due to lower natural gas prices, partially offset by higher production. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended September 30,
(In thousands)	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$46,555	$(41)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(35,495)	(3,496)
	$11,060	$(3,537)
Brokered Natural Gas
Brokered natural gas decreased $105.8 million. There was no brokered natural gas activity in the current period.

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating and Other Expenses
Direct operations	$19,181	$17,030	$2,151	13%
Transportation and gathering	145,681	129,534	16,147	12%
Brokered natural gas	—	93,405	(93,405)	(100)%
Taxes other than income	4,607	2,852	1,755	62%
Exploration	4,481	10,049	(5,568)	(55)%
Depreciation, depletion and amortization	110,889	121,172	(10,283)	(8)%
General and administrative	18,391	20,724	(2,333)	(11)%
	$303,230	$394,766	$(91,536)	(23)%

Earnings (loss) on equity method investments	$3,860	$(11)	$3,871	35,191%
Gain on sale of assets	36	25,655	(25,619)	(100)%
Interest expense, net	13,554	14,191	(637)	(4)%
Other expense	143	115	28	24%
Income tax expense	25,722	39,408	(13,686)	(35)%
Total costs and expenses from operations decreased by $91.5 million, or 23 percent, in the third quarter of 2019 compared to the same period of 2018. The primary reasons for this fluctuation are as follows:

•	Direct operations increased $2.2 million primarily driven by higher Marcellus Shale production.

•	Transportation and gathering increased $16.1 million due to higher Marcellus Shale production.

•	Brokered natural gas decreased $93.4 million. There was no brokered natural gas activity in the current period.

•	Taxes other than income increased $1.8 million primarily due to $2.0 million higher drilling impact fees as a result of an increase in drilling activity in Pennsylvania.

•	Exploration decreased $5.6 million due to a decrease in exploratory dry hole costs of $5.3 million. The exploratory dry hole costs in 2018 were related to our activities in west Texas.

•
Depreciation, depletion and amortization decreased $10.3 million primarily due to lower amortization of unproved properties of $16.5 million, partially offset by higher DD&A of $6.1 million in the third quarter of 2019. The increase in DD&A was primarily due to an increase of $15.9 million related to higher production volumes in the Marcellus Shale, partially offset by a $9.8 million decrease due to a lower DD&A rate of $0.42 per Mcfe for the third quarter of 2019 compared to $0.46 per Mcfe for the third quarter of 2018. The lower DD&A rate was due to positive reserve revisions related to our year end reserve estimation process. Amortization of unproved properties decreased due to lower amortization rates as a result of a decrease in exploratory activities.

•
General and administrative decreased $2.3 million primarily due to $4.4 million lower stock-based compensation expense associated with certain of our market-based performance awards in the third quarter of 2019. This decrease was partially offset by changes in other general and administrative expenses that were not individually significant.

Earnings (Loss) on Equity Method Investments
Earnings on equity method investments increased $3.9 million as a result of an increase in our proportionate share of net income from our equity method investments during the third quarter of 2019 compared to the third quarter of 2018 primarily from our investment in Meade, which commenced operations in late 2018.
Gain on Sale of Assets
There were no significant sales of assets in the third quarter of 2019. During the third quarter of 2018, we recognized a net aggregate gain of $25.7 million primarily due to the sale of certain of our oil and gas assets in east Texas.

Interest Expense, net
Interest expense, net decreased $0.6 million due to $2.2 million lower interest expense resulting from the repayment of $237.0 million of our 6.51% weighted-average senior notes which matured in July 2018 and $67.0 million of our 9.78% senior notes which matured in December 2018 and a decrease in commitment fees on our revolving credit facility of $0.9 million. These decreases are offset by a decrease in reversals of interest expense related to certain income tax reserves of $1.9 million and a $1.0 million decrease in interest income.
Income Tax Expense
Income tax expense decreased $13.7 million due to lower pre-tax income and a lower effective tax rate. The effective tax rates for the third quarter of 2019 and 2018 were 22.2 percent and 24.4 percent, respectively. The effective tax rate was lower for the third quarter of 2019 due to the impact of non-recurring discrete items recorded during the third quarter of 2019 as compared to the third quarter of 2018.
First Nine Months of 2019 and 2018 Compared
We reported net income in the first nine months of 2019 of $534.1 million, or $1.27 per share, compared to net income of $282.0 million, or $0.63 per share, in the first nine months of 2018. The increase in net income was primarily due to higher operating revenues and earnings on equity method investments and lower operating expenses, interest expense and loss on sale of assets, partially offset by higher income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Nine Months Ended September 30,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating Revenues
Natural gas	$1,521,789	$1,217,603	$304,186	25%
Crude oil and condensate	—	48,722	(48,722)	(100)%
Gain (loss) on derivative instruments	82,966	(1,628)	84,594	5,196%
Brokered natural gas	—	203,375	(203,375)	(100)%
Other	154	3,775	(3,621)	(96)%
	$1,604,909	$1,471,847	$133,062	9%

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2019	2018	Amount	Percent
Price Variances
Natural gas	$2.38	$2.33	$0.05	2%	$34,605
Crude oil and condensate	$—	$64.68	$(64.68)	(100)%	—
Total					$34,605
Volume Variances
Natural gas (Bcf)	639.3	523.6	115.7	22%	$269,581
Crude oil and condensate (Mbbl)	—	754	(754)	(100)%	(48,722)
Total					$220,859
Natural Gas Revenues
The increase in natural gas revenues of $304.2 million was due to an increase in production and higher natural gas prices. The increase in production was a result of an increase in our drilling and completion activities in Pennsylvania.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $48.7 million was primarily due to the sale of our Eagle Ford Shale assets in February 2018.

Impact of Derivative Instruments on Operating Revenues

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$114,931	$(20,354)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(31,965)	18,726
	$82,966	$(1,628)
Brokered Natural Gas
Brokered natural gas decreased $203.4 million. There was no brokered natural gas activity in the current period.
Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating and Other Expenses
Direct operations	$55,608	$52,757	$2,851	5%
Transportation and gathering	424,703	355,848	68,855	19%
Brokered natural gas	—	178,437	(178,437)	(100)%
Taxes other than income	14,094	15,434	(1,340)	(9)%
Exploration	15,029	68,166	(53,137)	(78)%
Depreciation, depletion and amortization	299,294	288,210	11,084	4%
General and administrative	72,370	66,013	6,357	10%
	$881,098	$1,024,865	$(143,767)	(14)%

Earnings (loss) on equity method investments	$11,194	$(1,009)	$12,203	1,209%
Loss on sale of assets	(1,464)	(14,850)	(13,386)	(90)%
Interest expense, net	40,302	57,577	(17,275)	(30)%
Other expense	430	347	83	24%
Income tax expense	158,679	91,201	67,478	74%
Total costs and expenses from operations decreased by $143.8 million, or 14 percent, in the first nine months of 2019 compared to the same period of 2018. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $2.9 million primarily driven by $13.0 million higher operating costs due to higher Marcellus Shale production partially offset by lower operating costs of $10.2 million primarily as a result of the the sale of our Eagle Ford Shale assets in February 2018.

•	Transportation and gathering increased $68.9 million largely due to higher Marcellus Shale production.

•	Brokered natural gas decreased $178.4 million. There was no brokered natural gas activity in the current period.

•
Taxes other than income decreased $1.3 million primarily due to $2.4 million lower production taxes resulting from the sale of our Eagle Ford Shale assets in February 2018 partially offset by $1.5 million higher drilling impact fees due to increased drilling activity in Pennsylvania.

•
Exploration decreased $53.1 million due to a decrease in exploratory dry hole costs of $56.4 million, partially offset by an increase of $4.7 million in geological and geophysical expenses. The exploratory dry hole costs in 2018 were related to our activities in west Texas.

•
Depreciation, depletion and amortization increased $11.1 million primarily due to higher DD&A of $31.3 million, partially offset by lower amortization of unproved properties of $20.9 million. The increase in DD&A was primarily due to an increase of $49.8 million related to higher production volumes in the Marcellus Shale, partially offset by a decrease of $18.5 million related to a lower DD&A rate of $0.42 per Mcfe for the first nine months of 2019 compared to $0.45 per Mcfe for the first nine months of 2018. The lower DD&A rate was due to positive reserve revisions related to our year end reserve estimation process. Amortization of unproved properties decreased due to lower amortization rates as a result of a decrease in exploratory activities.

•
General and administrative increased $6.4 million primarily due to higher stock-based compensation expense of $6.3 million associated with certain of our market-based performance awards, $2.5 million of severance costs and $2.6 million of higher employee costs. These increases were partially offset by $6.3 million of lower professional services and legal fees. The remaining changes in other general and administrative expenses were not individually significant.

Earnings (Loss) on Equity Method Investments
Earnings on equity method investments increased $12.2 million as a result of an increase in our proportionate share of net income from our equity method investments in the first nine months of 2019 compared to the first nine months of 2018 primarily from our investment in Meade, which commenced operations in late 2018.
Gain (Loss) on Sale of Assets
There were no significant asset sales during the first nine months of 2019. During the first nine months of 2018, we recognized a net aggregate loss of $14.9 million primarily due to the sale of our Eagle Ford Shale assets, partially offset by a gain on the sale of oil and gas properties in east Texas.
Interest Expense, net
Interest expense, net decreased $17.3 million due to $13.0 million lower interest expense resulting from the repayment of $237.0 million of our 6.51% weighted-average senior notes which matured in July 2018 and $67.0 million of our 9.78% senior notes that matured in December 2018 and a $6.7 million decrease related to income tax reserves. These decreases are partially offset by a $3.2 million decrease in interest income.
Income Tax Expense
Income tax expense increased $67.5 million due to higher pre-tax income, partially offset by a lower effective tax rate. The effective tax rates for the first nine months of 2019 and 2018 were 22.9 percent and 24.4 percent, respectively. The effective tax rate was higher for the first nine months of 2018 due to an increase in the blended state statutory tax rate as a result of changes in our state apportionment factors attributable to the Eagle Ford Shale asset divestiture in February 2018. There were no significant apportionment changes recorded during the first nine months of 2019.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “may,” “should,” “could,” “will” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including geographic basis differentials) of natural gas and crude oil, results of future drilling and marketing activity, future production and costs, pipeline projects, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. See “Risk Factors” in Item 1A of the Form 10-K for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
As of September 30, 2019, we had the following outstanding financial commodity derivatives:

			Swaps	Basis Swaps	Estimated Fair Value Asset (Liability) (In thousands)

Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (IFERC TRANSCO Z6 non-NY)	2,760,000	Oct. 2019 - Dec. 2019		$0.41	$1,477
Natural gas (IFERC TRANSCO Z6 non-NY)	4,650,000	Oct. 2019	$2.61		5,253
Natural gas (IFERC TRANSCO Leidy Line Receipts)	13,800,000	Oct. 2019 - Dec. 2019		$(0.53)	2,429
Natural gas (NYMEX)	10,850,000	Oct. 2019	$2.85		4,553
Natural gas (NYMEX)	27,600,000	Oct. 2019 - Dec. 2019	$2.86		11,993
					$25,705
The amounts set forth in the table above represent our total unrealized derivative position at September 30, 2019 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
During the first nine months of 2019, natural gas basis swaps covered 47.7 Bcf, or seven percent, of natural gas production at an average price of $2.36 per Mcf. Natural gas swaps covered 184.2 Bcf, or 29 percent, of natural gas production at an average price of $3.39 per Mcf.
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
The carrying amount and fair value of debt is as follow:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,219,790	$1,258,674	$1,226,104	$1,202,994
Current maturities	(87,000)	(89,210)	—	—
Long-term debt, excluding current maturities	$1,132,790	$1,169,464	$1,226,104	$1,202,994
ITEM 4.    Controls and Procedures
As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.      Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q is incorporated by reference in response to this item.

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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. In July 2019, our Board of Directors authorized an increase of 25.0 million shares to our share repurchase program. After this authorization, the total number of shares available for repurchase was 31.5 million shares. The shares included in the table below were purchased on the open market and were held as treasury stock as of September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2019	4,200,000	$19.22	4,200,000	27,299,362
August 2019	6,259,780	$17.53	6,259,780	21,039,582
September 2019	6,900	$16.99	6,900	21,032,682
Total	10,466,680		10,466,680

ITEM 6.    Exhibits

Exhibit Number	Description

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

October 25, 2019	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 25, 2019	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 25, 2019	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)