Form 10-K
period 2019-12-31
CABOT OIL & GAS CORP
filed 2020-02-25
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates as of the last business day of registrant's most recently completed second fiscal quarter (based upon the closing sales price on the New York Stock Exchange on June 28, 2019) was approximately $9.4 billion.
As of February 19, 2020, there were 398,575,510 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2020 are incorporated by reference into Part III of this report.

FORWARD-LOOKING INFORMATION
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including geographic basis differentials) of natural gas, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. Refer to "Risk Factors" in Item 1A for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
Btu.    One British thermal unit.
Dth.    One million British thermal units.
Mbbl.    One thousand barrels of oil or other liquid hydrocarbons.
Mcf.    One thousand cubic feet of natural gas.
Mcfe.    One thousand cubic feet of natural gas equivalent.
Mmbbl.    One million barrels of oil or other liquid hydrocarbons.
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

PART I
ITEMS 1 and 2. BUSINESS AND PROPERTIES
Cabot Oil & Gas Corporation is an independent oil and gas company engaged in the development, exploitation, exploration and production of oil and gas properties. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs. We operate in one segment, natural gas development, exploitation, exploration and production, in the continental United States. We have offices located in Houston, Texas and Pittsburgh, Pennsylvania.
STRATEGY
Our objective is to enhance shareholder value through the commodity price cycles by maintaining our disciplined approach to returns-focused capital allocation. While we operate in a cyclical industry, driven by the volatility of commodity prices, we believe that focusing on the following key components of our business strategy positions us to succeed on creating shareholder value through the commodity price cycles.
Focus on financial returns. Our goal is to generate financial returns that exceed our cost of capital by focusing on disciplined capital investment and maintaining a low cost structure. In 2019, our return on capital employed (non-GAAP) was 22.2 percent, an increase from 15.9 percent in 2018. Commodity prices play a critical role in our capital allocation decisions and have a significant impact on our financial returns.
Demonstrate continued cost control. Underpinning our financial returns is our continued focus on cost control, which resulted in an 18 percent reduction in operating expenses per unit in 2019 relative to 2018. We believe maintaining a low cost structure provides us with a competitive advantage, especially in a low natural gas price environment. We continue to assess additional opportunities to reduce our operating expenses per unit over time.
Maintain financial strength. We believe that maintaining a strong balance sheet with significant financial flexibility is imperative in a cyclical industry that is exposed to commodity price volatility. In recent years, we have reduced our absolute debt levels, and we anticipate retiring the current portion of our debt at maturity in 2020. We improved our total debt to total capitalization ratio from 37.0 percent at year-end 2018 to 36.2 percent at year-end 2019. Additionally, we ended 2019 with strong liquidity resulting from $200.2 million of cash and cash equivalents and $1.5 billion of unused commitments on our revolving credit facility.
Generate positive free cash flow. We believe generating positive free cash flow is paramount to creating shareholder value. Our disciplined approach to capital allocation allows us to adjust our capital spending and activity levels in response to commodity prices in order to maximize positive free cash flow through the price cycles. Our free cash flow is used for returning capital to shareholders, reducing debt levels and enhancing liquidity. In 2019, we generated $1.4 billion in cash flow from operations (GAAP) and $563.1 million of free cash flow (non-GAAP), representing our fourth consecutive year of positive free cash flow generation.
Return capital to shareholders. We currently target returning at least 50 percent of our free cash flow to shareholders annually through dividends and share repurchases. In 2019, we returned $665.4 million of capital to shareholders, representing 118 percent of our free cash flow for the year. We increased our dividend twice during 2019 and have increased our dividend five times since 2017. Since reinstating our share repurchase program in 2017, we have reduced our shares outstanding by over 14 percent. We plan to continue to prioritize returning capital to shareholders through all commodity price cycles.
Increase our proved reserve base. In 2019, we increased our year-end proved reserves by 11 percent at an all-sources finding and development cost (non-GAAP) of $0.36 per Mcfe. We also replaced 250 percent of our production for the year. We intend to continue to increase our proved reserves through our disciplined investment in the development of our Marcellus Shale asset assuming the commodity price environment provides for economic returns for our shareholders.
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for a discussion and calculation of return on capital employed, free cash flow and finding and development cost, which are non-GAAP financial measures.
2020 OUTLOOK
Our 2020 capital program is expected to be approximately $575.0 million, a 27 percent reduction from our 2019 capital program of $783.3 million. We reduced our planned capital program as a result of the lower natural gas price environment. We expect to fund these expenditures with our operating cash flow and, if required, cash on hand.

In 2020, our capital program will focus on the Marcellus Shale, where we expect to drill, complete and place on production 60 to 70 net wells. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the natural gas price environment and may adjust our capital expenditures accordingly.
DESCRIPTION OF PROPERTIES
Our operations are primarily concentrated in one unconventional play—the Marcellus Shale in northeast Pennsylvania. Our Marcellus Shale properties represent our primary operating and growth area in terms of reserves, production and capital investment. Our properties are principally located in Susquehanna County, Pennsylvania, where we currently hold approximately 173,000 net acres in the dry gas window of the play. Our 2019 net production in the Marcellus Shale was 865 Bcfe, representing substantially all of our total equivalent production for the year. As of December 31, 2019, we had a total of 788.0 net wells in the Marcellus Shale, of which approximately 99.5 percent are operated by us.
During 2019, we invested $773.4 million in the Marcellus Shale and drilled or participated in drilling 94.0 net wells, completed 97.0 net wells and turned in line 97.0 net wells. As of December 31, 2019, we had 26.0 net wells that were either in the completion stage or waiting on completion or connection to a pipeline. We exited 2019 with three drilling rigs operating in the play and plan to exit 2020 with two rigs operating.
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

A summary of our firm sales commitments as of December 31, 2019 are set forth in the table below:

Natural Gas (Bcf)
2020	624.0
2021	608.4
2022	567.6
2023	539.6
2024	521.6
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
During 2019, natural gas basis swaps covered 63.8 Bcf, or seven percent, of natural gas production at an average price of $2.32 per Mcf. Natural gas swaps covered 226.1 Bcf, or 26 percent, of natural gas production at a weighted-average price of $3.30 per Mcf.
As of December 31, 2019, we had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020					$2.27
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020	$—	$2.15	$2.36 - $2.38	$2.37
In early 2020, we entered into the following financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020					$2.28
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020	$—	$2.15	$—	$2.38

A significant portion of our expected natural gas production for 2020 and beyond is currently unhedged and directly exposed to the volatility in natural gas market prices, whether favorable or unfavorable. We will continue to evaluate the benefit of using derivatives in the future. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for further discussion related to our use of derivatives.

RESERVES
The following table presents our estimated proved reserves for the periods indicated:

	December 31,
	2019	2018	2017
Natural Gas (Bcf)
Proved developed reserves	8,056	7,402	6,001
Proved undeveloped reserves(1)	4,847	4,202	3,352
	12,903	11,604	9,353
Crude Oil & NGLs (Mbbl)(2)
Proved developed reserves	22	107	31,066
Proved undeveloped reserves(1)	—	13	31,186
	22	120	62,252

Natural gas equivalent (Bcfe)(3)	12,903	11,605	9,726
Reserve life index (in years)(4)	14.9	15.8	14.2
_______________________________________________________________________________

(1)	Proved undeveloped reserves for 2019, 2018 and 2017 include reserves drilled but uncompleted of 783.2 Bcfe, 631.6 Bcfe and 807.4 Bcfe, respectively.

(2)
There were no significant NGL reserves for 2019 and 2018, respectively. For 2017, NGL reserves were less than one percent of our total proved equivalent reserves and 13.7 percent of our proved crude oil and NGL reserves.

(3)	Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or NGLs.

(4)	Reserve life index is equal to year-end proved reserves divided by annual production for the years ended December 31, 2019, 2018 and 2017, respectively.
Our proved reserves at December 31, 2019 increased 1,298 Bcfe or 11 percent from 11,605 Bcfe at December 31, 2018. In 2019, we added 2,116 Bcfe of proved reserves through extensions, discoveries and other additions, primarily due to the results from our drilling and completion program in the Dimock field in northeast Pennsylvania. We also had a net upward revision of 47 Bcfe, which was primarily due to a net upward performance revision of 67 Bcfe, partially offset by a downward revision of 18 Bcfe associated with proved undeveloped (PUD) reserves reclassifications as a result of the five year limitation. The net upward performance revision of 67 Bcfe was primarily due to an upward revision of 417 Bcfe associated with our PUD reserves due to performance revisions and the drilling of longer lateral length wells, offset by a downward performance revision of 350 Bcfe related to certain proved developed producing properties. During 2019, we produced 865 Bcfe.
Since substantially all of our reserves are natural gas, our reserves are significantly more sensitive to natural gas prices and their effect on the economic productive life of producing properties. Our reserves are based on the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the year. Increases in commodity prices may result in a longer economic productive life of a property or result in more economically viable proved undeveloped reserves to be recognized. Decreases in prices may result in negative impacts of this nature.
For additional information regarding estimates of proved reserves, the audit of such estimates by Miller and Lents, Ltd. (Miller and Lents) and other information about our reserves, including the risks inherent in our estimates of proved reserves, refer to the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8 and “Risk Factors-Our proved reserves are estimates. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated or understated” in Item 1A.
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

Internal Control
Our Senior Vice President, EHS and Engineering is the technical person responsible for our internal reserves estimation process and provides oversight of our corporate reservoir engineering department, which consists of two engineers, and the annual audit of our year-end reserves by Miller and Lents. He has a Bachelor of Science degree in Chemical Engineering, specializing in petroleum engineering, and over 37 years of industry experience with positions of increasing responsibility in operations, engineering and evaluations. He has worked in the area of reserves and reservoir engineering for 28 years and is a member of the Society of Petroleum Engineers.
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
Miller and Lents has audited 100 percent of our proved reserves estimates and concluded, in their judgment, we have an effective system for gathering data and documenting information required to estimate our proved reserves and project our future revenues. Further, Miller and Lents has concluded (1) the reserves estimation methods employed by us were appropriate, and our classification of such reserves was appropriate to the relevant SEC reserve definitions, (2) our reserves estimation processes were comprehensive and of sufficient depth, (3) the data upon which we relied were adequate and of sufficient quality, and (4) the results of our estimates and projections are, in the aggregate, reasonable. A copy of the audit letter by Miller and Lents dated January 30, 2020, has been filed as an exhibit to this Annual Report on Form 10-K.
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
Proved Undeveloped Reserves
At December 31, 2019, we had 4,847 Bcfe of PUD reserves associated with future development costs of $1.8 billion, which represents an increase of 645 Bcfe compared to December 31, 2018. All of our PUD reserves are located in Susquehanna County, Pennsylvania. We expect to complete substantially all of our PUD reserves associated with drilled but uncompleted wells by the end of 2020. Future development plans are reflective of the lower commodity price environment and have been established based on expected available cash flows from operations and availability under our revolving credit facility. As of December 31, 2019, all PUD reserves are expected to be drilled and completed within five years of initial disclosure of these reserves, with the exception of two drilled but uncompleted wells. These wells are scheduled to be completed in early 2020, just beyond the five-year period since initial disclosure, and together represent 1.6 percent of our total PUD reserves and less than 1.0 percent of our total proved reserves.
The following table is a reconciliation of the change in our PUD reserves (Bcfe):

Year Ended December 31, 2019
Balance at beginning of period	4,202
Transfers to proved developed	(1,542)
Additions	1,788
Revision of prior estimates	399
Balance at end of period	4,847
Changes in PUD reserves that occurred during the year were due to:

•	transfer of 1,542 Bcfe from PUD to proved developed reserves based on total capital expenditures of $473.1 million during 2019;

•	new PUD reserve additions of 1,788 Bcfe in the Dimock field in northeast Pennsylvania; and

•
upward PUD reserve revisions of 399 Bcfe resulting from upward performance revisions of 417 Bcfe associated with performance revisions along with the drilling of longer lateral wells, partially offset by downward revisions of 18 Bcfe associated with PUD reclassifications as a result of the five year limitation.

PRODUCTION, SALES PRICE AND PRODUCTION COSTS
The following table presents historical information about our production volumes for natural gas and oil (including NGLs), average natural gas and crude oil sales prices, and average production costs per equivalent, including our Dimock field located in northeast Pennsylvania, which represents more than 15 percent of our total proved reserves:

	Year Ended December 31,
	2019	2018	2017
Production Volumes
Natural gas (Bcf)
Dimock field	865.0	729.1	641.7
Total	865.3	729.9	655.6
Oil (Mbbl)(1)
Total	—	829	4,953
Equivalents (Bcfe)
Dimock field	865.0	729.1	641.7
Total	865.3	735.0	685.3
Natural Gas Average Sales Price ($/Mcf)
Dimock field	$2.29	$2.58	$2.33
Total (excluding realized impact of derivative settlements)	$2.29	$2.58	$2.30
Total (including realized impact of derivative settlements)	$2.45	$2.54	$2.31
Oil Average Sales Price ($/Bbl)
Total (excluding realized impact of derivative settlements)	$—	$64.51	$47.81
Total (including realized impact of derivative settlements)	$—	$63.53	$48.16
Average Production Costs ($/Mcfe)
Dimock field	$0.06	$0.05	$0.04
Total	$0.06	$0.05	$0.11
_______________________________________________________________________________

(1)
There was no significant NGL production for the year ended December 31, 2019. NGL production represented less than one percent of our equivalent production for the years ended December 31, 2018 and 2017, and 8.5 percent, and 10.3 percent of our crude oil production for the years ended December 31, 2018 and 2017, respectively.

ACREAGE
Our interest in both developed and undeveloped properties is primarily in the form of leasehold interests held under customary mineral leases. These leases provide us the right to develop oil and/or natural gas on the properties. Their primary terms range in length from approximately three to 10 years. These properties are held for longer periods if production is established.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2019:

	Developed		Undeveloped (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	155,997	153,799	894,123	777,600	1,050,120	931,399
Mineral fee acreage	877	877	177,481	149,301	178,358	150,178
Total	156,874	154,676	1,071,604	926,901	1,228,478	1,081,577
_______________________________________________________________________________
Includes leasehold and mineral fee net acreage of 585,686 and 147,371, respectively, associated with deep formations located in West Virginia and Virginia. Substantially all of this leasehold is held by production from shallower formations that are operated by others.
Total Net Undeveloped Acreage Expiration
In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2019 is 78,534, 13,747 and 3,998 for the years ending December 31, 2020, 2021 and 2022, respectively.
As of December 31, 2019, less than one percent of our expiring acreage disclosed above is located in our primary operating areas where we currently expect to continue exploration and development activities and/or extend the lease terms. There were no PUD reserves recorded on any of our expiring acreage disclosed above.
WELL SUMMARY
The following table presents our ownership in productive natural gas and crude oil wells at December 31, 2019. This summary includes natural gas and crude oil wells in which we have a working interest:

	Gross	Net
Natural gas	850	789.0
Crude oil	17	1.8
Total(1)	867	790.8
_______________________________________________________________________________

(1)	Total percentage of gross operated wells is 90.7 percent.
DRILLING ACTIVITY
We drilled and completed wells or participated in the drilling and completion of wells as indicated in the table below. The information below should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	96	94.0	85	84.0	104	93.2
Dry	—	—	—	—	—	—
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	9	9.0	1	1.0
Total	96	94.0	94	93.0	105	94.2

Acquired Wells	—	—	—	—	—	—
During the year ended December 31, 2019, we completed 29 gross wells (29.0 net) that were drilled in prior years.

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2019, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	11	11.0	26	26.0
Exploratory wells	—	—	—	—
Total	11	11.0	26	26.0
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
Competition
The oil and gas industry is highly competitive and we experience strong competition in our primary producing areas. We primarily compete with integrated, independent and other energy companies for the sale and transportation of our natural gas production to marketing companies and end users. Furthermore, the oil and gas industry competes with other energy industries that supply fuel and power to industrial, commercial and residential consumers. Many of these competitors have greater financial, technical and personnel resources. The effect of these competitive factors cannot be predicted.
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
Major Customers
During the year ended December 31, 2019, three customers accounted for approximately 17 percent, 16 percent and 16 percent of our total sales. During the year ended December 31, 2018, two customers accounted for approximately 20 percent and 11 percent of our total sales. During the year ended December 31, 2017, two customers accounted for approximately 18 percent and 11 percent of our total sales. We do not believe that the loss of any of these customers would have a material adverse effect on us because alternative customers are readily available.
Seasonality
Demand for natural gas has historically been seasonal, with peak demand and typically higher prices occurring during the winter months.
Regulation of Oil and Natural Gas Exploration and Production
Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled in a given field and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and imposing certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and natural gas we can produce from our wells, and to limit the number of wells or the locations where we can drill. Because these statutes, rules and regulations undergo constant review and often are amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. We do not believe, however, we are affected differently by these regulations than others in the industry.
Natural Gas Marketing, Gathering and Transportation
Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the Natural Gas Act of 1938 (NGA), the Natural Gas Policy Act of 1978 (NGPA), and the regulations promulgated under those statutes, the Federal Energy Regulatory Commission (FERC) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. Effective beginning in January 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of natural gas for resale without further FERC approvals. As a result of this policy, all of our produced natural gas is sold at market prices, subject to the terms of any private contracts that may be in effect. In addition, under the provisions of the Energy Policy Act of 2005 (2005 Act), the NGA was amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the 2005 Act, the FERC established regulations intended to increase natural gas pricing transparency by, among other things, requiring market participants to report their gas sales transactions annually to the FERC. The 2005 Act also significantly increased the penalties for violations of the NGA and NGPA and the FERC’s regulations thereunder up to $1,000,000 per day per violation. This maximum penalty authority established by statute has been and will continue to be adjusted periodically for inflation. As of December 31, 2019, the maximum penalty amount was $1,269,500 per day per violation. In 2010, the FERC issued Penalty Guidelines for the determination of civil penalties and procedure under its enforcement program.
Our production and gathering facilities are not subject to FERC jurisdiction; however, our natural gas sales prices nevertheless continue to be affected by intrastate and interstate gas transportation regulation because the cost of transporting the natural gas once sold to the consuming market is a factor in the prices we receive. Beginning with Order No. 436 in 1985 and continuing through Order No. 636 in 1992 and Order No. 637 in 2000, the FERC has adopted a series of rulemakings that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, requiring interstate pipeline companies to separate their wholesale gas marketing business from their gas transportation business, and by increasing the transparency of pricing for pipeline services. The FERC has also established regulations governing the relationship of pipelines with their marketing affiliates, which essentially require that designated employees function independently of each other, and that certain information not be shared. The FERC has also implemented standards relating to the use of electronic data exchange by the pipelines to make transportation information available on a timely basis and to enable transactions to occur on a purely electronic basis.
In light of these statutory and regulatory changes, most pipelines have divested their natural gas sales functions to marketing affiliates, which operate separately from the transporter and in direct competition with all other merchants. Most pipelines have also implemented the large‑scale divestiture of their natural gas gathering facilities to affiliated or non-affiliated companies. Interstate pipelines are required to provide unbundled, open and nondiscriminatory transportation and transportation‑related services to producers, gas marketing companies, local distribution companies, industrial end users and other customers seeking such services. As a result of the FERC requiring natural gas pipeline companies to separate marketing and transportation services, sellers and buyers of natural gas have gained direct access to pipeline transportation services, and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. Similarly, we cannot predict what proposals, if any, that affect the oil and natural gas industry might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Further, we cannot predict whether the recent trend toward federal deregulation of the natural gas industry will continue or what effect future policies will have on our sale of gas.
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

We generate some hazardous wastes that are subject to the Federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes, as well as wastes that are exempt from such regulation. The Environmental Protection Agency (EPA) has limited the disposal options for certain hazardous wastes. It is possible that certain wastes currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess the need to regulate exploration and production related oil and gas wastes exempt from regulation as hazardous wastes under RCRA under Subtitle D applicable to non-hazardous solid waste. The consent decree required the EPA to propose a rulemaking by March 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. In April 2019, the EPA issued its determination that based on its review, including consideration of state regulatory programs, it was not necessary at the time to revise Subtitle D regulations to address the management of oil and gas wastes. In the future, we could be subject to more rigorous and costly disposal requirements than we encounter today.
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
Clean Water Act. The Federal Water Pollution Control Act (Clean Water Act) and implementing regulations, which are primarily executed through a system of permits, also govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease construction or operation of certain facilities or to cease hauling wastewaters to facilities owned by others that are the source of water discharges. We believe that we substantially comply with the Clean Water Act and related federal and state regulations.
Clean Air Act. Our operations are subject to the Federal Clean Air Act and comparable local and state laws and regulations to control emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control toxic air pollutants and greenhouse gases might require installation of additional controls. Payment of fines and correction of any identified deficiencies generally resolve penalties for failure to comply strictly with air regulations or permits. Regulatory agencies could also require us to cease construction or operation of certain facilities or to install additional controls on certain facilities that are air emission sources. We believe that we substantially comply with applicable emission standards under local, state, and federal laws and regulations.

Some of our producing wells and associated facilities are subject to restrictive air emission limitations and permitting requirements. In 2012, the EPA published final New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) that amended the existing NSPS and NESHAP standards for oil and gas facilities and created new NSPS standards for oil and natural gas production, transmission and distribution facilities. In June 2016, the EPA published a final rule that updates and expands the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In addition, in June 2017, the EPA proposed a two year stay of certain requirements contained in June 2016 rule and in November 2017 issued a notice of data availability in support of the stay proposal and provided a 30-day comment period on the information provided. In March 2018, the EPA published a final rule that amended two narrow provisions of the NSPS including removing the requirement for completion of delayed repair during emergency or unscheduled vent blowdowns. The EPA also published a final rule in June 2016 concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry. In September 2019, the EPA published a proposal to rescind the 2012 and 2016 NSPS rules applicable to sources in the transmission and storage segment of the oil and gas industry and to rescind the methane requirements applicable to sources in the production and processing segments. In its September 2019 proposal, as an alternative, the EPA proposed the rescission of all of the new source performance standards applicable to all oil and natural gas sources in the source category without otherwise undoing the 2012 and 2016 NSPS rules. In October 2015, the EPA adopted a lower national ambient air quality standard for ozone. The revised standard could result in additional areas being designated as ozone non-attainment, which could lead to requirements for additional emissions control equipment and the imposition of more stringent permit requirements on facilities in those areas. The EPA completed its final area designations under the new ozone standard in July 2018. If we are unable to comply with air pollution regulations or to obtain permits for emissions associated with our operations, we could be required to forego construction, modification or certain operations. These regulations may also increase compliance costs for some facilities we own or operate, and result in administrative, civil and/or criminal penalties for non-compliance. Obtaining permits may delay the development of our oil and natural gas projects, including the construction and operation of facilities.
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
Greenhouse Gas. In response to studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to global climate change, the United States Congress has considered, but not enacted, legislation to reduce emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, many states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA has also begun to regulate carbon dioxide and other greenhouse gas emissions under existing provisions of the Clean Air Act. This includes potential regulation of methane emissions from new and modified sources in the oil and gas sector. If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. Please read “Risk Factors-Climate change and climate change legislative and regulatory initiatives could result in increased operating costs and decreased demand for the oil and natural gas that we produce” in Item 1A.
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
Employees
As of December 31, 2019, we had 274 employees associated with our upstream operations. In addition, we had 273 employees that are employed by our wholly-owned subsidiary, GasSearch Drilling Services Corporation. We recognize that our success is significantly influenced by the relationship we maintain with our employees. Overall, we believe that our relations with our employees are satisfactory. Our employees are not represented by a collective bargaining agreement.
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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the natural gas that we sell. Lower commodity prices may reduce the amount of natural gas that we can produce economically. Historically, commodity prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Because substantially all of our reserves are natural gas, changes in natural gas prices have a more significant impact on our financial results. Natural gas prices, based on the NYMEX Henry Hub Natural Gas Futures Final Settlement prices, were $3.642 per Mmbtu in January 2019 and $2.470 per Mmbtu in December 2019. Prices have continued to decline to $1.877 per Mmbtu in February 2020. Any substantial or extended decline in future commodity prices would have, a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in commodity prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans. Refer to "Risk Factors-Future commodity price declines may result in write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations."
Wide fluctuations in commodity prices may result from relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include but are not limited to the following:

•
the levels and location of natural gas and oil supply and demand and expectations regarding supply and demand, including the potential long-term impact of an abundance of natural gas from shale (such as that produced from our Marcellus Shale properties) on the global natural gas supply;

•	the level of consumer demand for natural gas and oil;

•	weather conditions;

•	political conditions or hostilities in natural gas and oil producing regions, including the Middle East, Africa, South America and the United States;

•	the ability and willingness of the members of the Organization of Petroleum Exporting Countries and other exporting nations to agree to and maintain oil price and production controls;

•	the price level and quantities of foreign imports;

•	actions of governmental authorities;

•	the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;

•	inventory storage levels;

•	the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;

•	the price, availability and acceptance of alternative fuels;

•	technological advances affecting energy consumption;

•	speculation by investors in oil and natural gas;

•	variations between product prices at sales points and applicable index prices; and

•	overall economic conditions, including the value of the U.S. dollar relative to other major currencies.
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
As of December 31, 2019, approximately 38 percent of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make capital expenditures for estimated future development costs of $1.8 billion to convert our PUD reserves into proved developed reserves. The estimated future development costs associated with our PUD reserves may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our PUD reserves, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, because PUD reserves generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUD reserves that are not developed within this five-year time frame.
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
Our producing properties are geographically concentrated in the Marcellus Shale in northeast Pennsylvania. At December 31, 2019 substantially all of our proved developed reserves and equivalent production were attributable to our properties located in the Marcellus Shale. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, state and local political forces and governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other conditions or interruption of the processing or transportation of oil, natural gas or NGLs in the region.
Our future performance depends on our ability to find or acquire additional natural gas and oil reserves that are economically recoverable.
In general, the production rate of oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, eventually resulting in a decrease in natural gas production and lower revenues and cash flow from operations. Our future production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. We may not be able to replace reserves through our exploration, development and exploitation activities or by acquiring properties at acceptable costs. Low commodity prices may further limit the kinds of reserves that we can develop and produce economically.
Our reserve report estimates that production from our proved developed reserves as of December 31, 2019 will decrease at a rate of 13 percent, 26 percent, 18 percent and 14 percent during 2020, 2021, 2022 and 2023, respectively. Future development of proved undeveloped and other reserves currently not classified as proved developed producing will impact these rates of decline. Because of higher initial decline rates from newly developed reserves, we consider this pattern to be fairly typical.
Exploration, development and exploitation activities involve numerous risks that may result in, among other things, dry holes, the failure to produce natural gas and oil in commercial quantities and the inability to fully produce discovered reserves.
We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.
We make and expect to make substantial capital expenditures in connection with our development and production projects. We rely upon access to both our revolving credit facility and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations or other sources. Future challenges in the global financial system, including the capital markets, may adversely affect our business and our financial condition. Our ability to access the capital markets may be restricted at a time when we desire, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. Adverse economic and market conditions could adversely affect the collectability of our trade receivables and cause our commodity hedging counterparties to be unable to perform their obligations or to seek bankruptcy protection. Future challenges in the economy could also lead to reduced demand for natural gas which could have a negative impact on our revenues.
Risks associated with our debt and the provisions of our debt agreements could adversely affect our business, financial position and results of operations.
As of December 31, 2019, we had approximately $1.2 billion of debt outstanding and we may incur additional indebtedness in the future. Increases in our level of indebtedness may:

•
require us to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations, returning free cash flow to shareholders and future business opportunities;

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
The borrowing base under our revolving credit facility is currently $3.2 billion, and lender commitments under our revolving credit facility are $1.5 billion. The borrowing base is redetermined annually under the terms of our revolving credit facility on April 1. In addition, either we or the banks may request an interim redetermination twice a year or in conjunction with certain acquisitions or sales of oil and gas properties. Our borrowing base may decrease as a result of lower commodity prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for any other reason. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, our ability to borrow under our revolving credit facility may be limited and we could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations, including any such debt repayment obligations.
Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2020 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2020 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
Our ability to sell our natural gas production and/or the prices we receive for our production could be materially harmed if we fail to obtain adequate services such as transportation and processing.
The sale of our natural gas production depends on a number of factors beyond our control, including the availability and capacity of transportation and processing facilities. We deliver our natural gas production primarily through gathering systems and pipelines that we do not own. The lack of available capacity on these systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Third-party systems and facilities may be unavailable due to market conditions or mechanical or other reasons. In addition, at current commodity prices, construction of new pipelines and building of such infrastructure may be slower to build out. To the extent these services are unavailable, we would be unable to realize revenue from wells served by such facilities until suitable arrangements are made to market our production. Our failure to obtain these services on acceptable terms could materially harm our business.
For example, the Marcellus Shale wells we have drilled to date have generally reported very high initial production rates. The amount of natural gas being produced in the area from these new wells, as well as natural gas produced from other existing wells, may exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available. In such an event, this could result in wells being shut in or awaiting a pipeline connection or capacity and/or natural gas being sold at much lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations and cash flows.

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
Other companies operate some of the properties in which we have an interest. As of December 31, 2019, non-operated wells represented approximately nine percent of our total owned gross wells, or approximately one percent of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
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
We may have hedging arrangements that expose us to risk of financial loss and limit the benefit to us of increases in prices for natural gas.
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
Oil and natural gas production operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Our ability to produce natural gas economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our operations or are unable to dispose of or recycle the water we use economically and in an environmentally safe manner.
Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. For water sourcing, we first seek to use non-potable water supplies for our operational needs. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must then be obtained from other sources and transported to the drilling site. An inability to secure sufficient amounts of water or to dispose of or recycle the water used in our operations could adversely impact our operations in certain areas. The imposition of new environmental regulations could further restrict our ability to conduct operations such as hydraulic fracturing by restricting the disposal of things such as produced water and drilling fluids.

Federal and state legislation, judicial actions and regulatory initiatives related to oil and gas development, including hydraulic fracturing, could result in increased costs and operating restrictions or delays and adversely affect our business, financial condition, results of operations and cash flows.
Most of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand or other proppants into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where the EPA is the permitting authority, including Pennsylvania. As a result, we may be subject to additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. Several candidates in the 2020 United States presidential campaign have indicated that they would support federal government efforts to limit or prohibit hydraulic fracturing. In addition, from time to time, legislation has been introduced, but not enacted, in Congress that would provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. If enacted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. In March 2015, the Department of the Interior's Bureau of Land Management issued a final rule to regulate hydraulic fracturing on public and Indian land; however, these rules were rescinded by rule in December 2017. We voluntarily disclose on a well-by-well basis the chemicals we use in the hydraulic fracturing process at www.fracfocus.org.
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

In addition to these federal legislative and regulatory proposals, some states in which we operate, such as Pennsylvania, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, New York issued a statewide ban on hydraulic fracturing in June 2015. In addition, Pennsylvania's Act 13 of 2012 became law on February 14, 2012 and amended the state's Oil and Gas Act to, among other things, increase civil penalties and strengthen the Pennsylvania Department of Environmental Protection's (PaDEP) authority over the issuance of drilling permits. Although the Pennsylvania Supreme Court struck down portions of Act 13 that made statewide rules on oil and gas preempt local zoning rules, this could lead to additional local restrictions on oil and gas activity in the state. In addition, if existing laws and regulations with regard to hydraulic fracturing are revised or reinterpreted or if new laws and regulations become applicable to our operations through judicial or administrative actions, our business, financial condition, results of operations and cash flows could be adversely affected. For example, a Pennsylvania state trial court in 2018 refused to apply the established common law rule of capture in a case concerning claims of trespass by hydraulic fracturing. The Pennsylvania Supreme Court heard the appeal of this ruling and on January 22, 2020 affirmed the rule of capture and remanded the case to the Pennsylvania state trial court for further proceedings. Depending on the ultimate outcome at the Pennsylvania state trial court, this case could still have a material impact on our operations.
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
Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (GHGs), including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, has and continues to attract political and social attention. The regulatory response to and physical effects of climate change have the potential to negatively affect our business in many ways, including increasing the costs to provide our products and services, reducing the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks.
Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, the EPA has adopted regulations addressing GHG emissions. In 2009 and 2010, the EPA adopted rules requiring the monitoring, reporting and recordkeeping of GHG emissions from specified sources in the United States, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of CO2e per year. Since 2012, we have been required to report our GHG emissions to the EPA each year in March under these rules and have submitted our annual reports in compliance with the deadline. In 2015, the EPA finalized rules adding additional sources to the scope of the GHG monitoring and reporting requirements, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells, and adding well identification reporting requirements for certain facilities. The EPA published a final rule in 2016 adding monitoring methods for detecting leaks from oil and gas equipment and emission factors for leaking equipment to be used to calculate and report GHG emissions resulting from equipment leaks. In addition to the GHG monitoring and reporting rules, the EPA adopted rules requiring permits for GHGs for certain large stationary sources beginning in 2011. However, in 2014, the U.S. Supreme Court, in Utility Air Regulatory Group v. EPA, limited the application of the GHG permitting requirements under the Prevention of Significant Deterioration and Title V permitting programs to sources that would otherwise need permits based on the emission of conventional pollutants. A discussion of federal methane regulations is provided in the preceding risk factor.
There have also been international efforts seeking legally binding reductions in GHG emissions. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris (the “UNFCCC”), which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years. The United States was a signatory to the Paris Agreement, which entered into full force in November 2016. On June 1, 2017, the President of the United States announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations to either reenter the Paris Agreement on different terms or establish a new framework agreement. The earliest possible effective date for the United States withdrawal is November 4, 2020, which is four years from the date the agreement took effect. The United States’ adherence to the exit process is uncertain, and the terms on which the United States may reenter the Paris Agreement, or a separately negotiated agreement are unclear at this time.
It is not possible at this time to predict the timing and effect of climate change or to predict the effect of the Paris Agreement or whether additional GHG legislation, regulations or other measures will be adopted at the federal, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions. For example, several U.S. states and cities have committed to advance the objectives of the Paris Agreement at the state or local level despite the pending federal withdrawal.
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
Beyond financial and regulatory impacts, climate change poses potential physical risks. Scientific studies forecast that these risks include an increase in sea level, stresses on water supply and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. The projected physical effects of climate change have the potential to directly affect, delay and result in increased costs related to our operations. In addition, warmer winters as a result of global warming could also decrease demand for natural gas. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, any estimations of future financial risk to our operations caused by these potential physical risks of climate change would be unreliable.
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
Cyber-attacks are becoming more sophisticated and include, but are not limited to, malicious software, phishing, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyber-attack involving our information systems and related infrastructure, or that of our business associates, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period, and our systems and insurance coverage for protecting against such cybersecurity risks may not be sufficient. As cyber-attackers become more sophisticated, we may be required to expend significant additional resources to continue to protect our business or remediate the damage from cyber-attacks. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention, and we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.
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
On December 22, 2017, the U.S. enacted legislation referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act significantly changed U.S. corporate income tax laws beginning, generally, in 2018. Refer to Note 11 of the Notes to the Consolidated Financial Statements, Income Taxes, for a discussion on the impact of the Tax Act on us. There exist various uncertainties and ambiguities in the application of certain provisions of the Tax Act. In the absence of guidance, we have used what we believe are reasonable interpretations and assumptions in applying the Tax Act. It is possible that the Internal Revenue Service could issue subsequent regulations or other guidance or take positions on audit that differ from our prior interpretations and assumptions, which could adversely impact our financial position, results of operations, and cash flows.
While the Tax Act maintained many of the tax incentives and deductions that are used by U.S. oil and gas companies, including the percentage depletion allowance for oil and natural gas companies, the ability to fully deduct intangible drilling costs in the year incurred, and the current amortization period of geological and geophysical expenditures for independent producers, the U.S. tax law is always subject to change. Periodically, legislation is proposed to repeal these industry tax incentives and deductions, and/or to impose new industry taxes. In addition, various states are still determining if and to what extent they will conform to the Tax Act. Further, many states are currently in deficits, and have been enacting laws eliminating or limiting certain deductions, carryforwards, and credits in order to increase tax revenue.
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
Environmental Matters
On June 17, 2019, we received two proposed Consent Order and Agreements (CO&A) from the Pennsylvania Department of Environmental Protection (PaDEP) relating to gas migration allegations in areas surrounding several wells owned and operated by us in Susquehanna County, Pennsylvania. The allegations relating to these wells were initially raised by residents in the area in March and June 2017, respectively, in the form of complaints about their drinking water supply. Since then, we have been engaged with the PaDEP in investigating the incidents and have performed appropriate remediation efforts, including the provision of alternative sources of drinking water to the affected residents.  We received Notices of Violation (NOV) from the PaDEP in June and November, 2017, respectively, for failure to prevent the migration of gas into fresh groundwater sources in the area surrounding these wells.  With regard to the June 2017 NOV, we believe these water quality complaints have been resolved, and we are working with the PaDEP to reach agreement on the disposition of this matter. The proposed CO&A is the culmination of this effort and, if finalized, would result in the payment of a civil monetary penalty in an amount likely to exceed $100,000, up to approximately $215,000. We will continue to work with the PaDEP to finalize the CO&A, and to bring this matter to a close. With regard to the November 2017 NOV, the proposed CO&A, if finalized as drafted, would require Cabot to submit a detailed written remediation plan, continue water sampling and other investigative measures and restore or replace affected water supplies and would result in the payment of a civil monetary penalty in an amount likely to exceed $100,000, up to approximately $355,000. We will continue to work with the PaDEP to finalize the CO&A, and to complete the ongoing investigation and remediation.

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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table shows certain information as of February 19, 2020 about our executive officers, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934, and certain of our other officers.

Name	Age	Position	Officer Since
Dan O. Dinges	66	Chairman, President and Chief Executive Officer	2001
Scott C. Schroeder	57	Executive Vice President and Chief Financial Officer	1997
Jeffrey W. Hutton	64	Senior Vice President, Marketing	1995
Todd L. Liebl	62	Senior Vice President, Land and Business Development	2012
Steven W. Lindeman	59	Senior Vice President, EHS and Engineering	2011
Phillip L. Stalnaker	60	Senior Vice President, Operations	2009
G. Kevin Cunningham	66	Vice President and General Counsel	2010
Charles E. Dyson II	48	Vice President, Information Services	2018
Matthew P. Kerin	39	Vice President, Finance and Treasurer	2014
Julius Leitner	57	Vice President, Marketing	2017
Todd M. Roemer	49	Vice President and Chief Accounting Officer	2010
Deidre L. Shearer	52	Vice President, Administration and Corporate Secretary	2012
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
As of February 1, 2020, there were 345 registered holders of our common stock.
In April 2019, the Board of Directors approved an increase in the quarterly dividend on our common stock from $0.07 per share to $0.09 per share. In October 2019, the Board of Directors approved an additional increase in the quarterly dividend on our common stock from $0.09 per share to $0.10 per share.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2019 regarding the number of shares of common stock that may be issued under our incentive plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,954,928	(1)	n/a	12,842,600	(2)
Equity compensation plans not approved by security holders	n/a		n/a	n/a
Total	3,954,928		n/a	12,842,600
_______________________________________________________________________________

(1)
Includes 1,259,287 employee performance shares, the performance periods of which end on December 31, 2019, 2020 and 2021; 1,428,634 TSR performance shares, the performance periods of which end on December 31, 2019, 2020 and 2021; 692,788 hybrid performance shares, which vest, if at all, in 2020, 2021 and 2022; and 574,219 restricted stock units awarded to the non-employee directors, the restrictions on which lapse upon a non-employee director's departure from the Board of Directors.

(2)
Includes 58,834 shares of restricted stock, the restrictions on which lapse on various dates in 2020, 2021 and 2022; and 12,783,766 shares that are available for future grants under the 2014 Incentive Plan.

ISSUER PURCHASES OF EQUITY SECURITIES
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. In July 2019, the Board of Directors authorized an increase of 25.0 million shares to our share repurchase program. There is no expiration date associated with the authorization. The shares included in the table below were repurchased on the open market and were held as treasury stock as of December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 2019	—	$—	—	21,032,682
November 2019	5,250,000	$17.76	5,250,000	15,782,682
December 2019	4,750,000	$16.62	4,750,000	11,032,682
Total	10,000,000		10,000,000

PERFORMANCE GRAPH
The following graph compares our common stock performance (COG) with the performance of the Standard & Poor's 500 Stock Index and the Dow Jones U.S. Exploration & Production Index for the period December 2014 through December 2019. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2014 and that all dividends were reinvested.

	December 31,
Calculated Values	2014	2015	2016	2017	2018	2019
COG	$100.00	$59.92	$79.42	$97.89	$77.26	$61.21
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Dow Jones U.S. Exploration & Production	$100.00	$76.27	$94.94	$96.18	$79.09	$88.10
The performance graph above is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act) and will not be incorporated by reference into any registration statement filed under the Securities Act of 1933 unless specifically identified therein as being incorporated therein by reference. The performance graph is not soliciting material subject to Regulation 14A of the Exchange Act.

ITEM 6.    SELECTED FINANCIAL DATA
The following table summarizes our selected consolidated financial data for the periods indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Consolidated Financial Statements and related Notes in Item 8.

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data
Operating revenues	$2,066,277	$2,188,148	$1,764,219	$1,155,677	$1,357,150
Impairment of oil and gas properties(1)	—	—	482,811	435,619	114,875
Earnings (loss) on equity method investments(2)	80,496	1,137	(100,486)	(2,477)	6,415
Gain (loss) on sale of assets(3)	(1,462)	(16,327)	(11,565)	(1,857)	3,866
Income (loss) from operations	955,750	771,801	(151,260)	(564,945)	(88,914)
Net income (loss)(4)	681,070	557,043	100,393	(417,124)	(113,891)
Basic earnings (loss) per share	$1.64	$1.25	$0.22	$(0.91)	$(0.28)
Diluted earnings (loss) per share	$1.63	$1.24	$0.22	$(0.91)	$(0.28)
Dividends per common share	$0.35	$0.25	$0.17	$0.08	$0.08

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Balance Sheet Data
Properties and equipment, net	$3,855,706	$3,463,606	$3,072,204	$4,250,125	$4,976,879
Total assets(5)	4,487,245	4,198,829	4,727,344	5,122,569	5,253,038
Current portion of long-term debt	87,000	—	304,000	—	20,000
Long-term debt	1,133,025	1,226,104	1,217,891	1,520,530	1,996,139
Stockholders' equity	2,151,487	2,088,159	2,523,905	2,567,667	2,009,188
_______________________________________________________________________________

(1)
Impairment of oil and gas properties in 2017 includes an impairment charge of $414.3 million associated with our oil and gas properties located in the Eagle Ford Shale in south Texas and $68.6 million associated with our oil and gas properties located in West Virginia and Ohio. Impairment of oil and gas properties in 2016 includes an impairment charge of $435.6 million associated with the proposed sale our oil and gas properties located in West Virginia and Ohio. Impairment of oil and gas properties in 2015 includes an impairment charge of $114.9 million associated with our oil and gas properties located in south Texas, east Texas and Louisiana. For additional discussion of impairment of oil and gas properties, refer to Note 1 and Note 3 of the Notes to the Consolidated Financial Statements.

(2)
Earnings (loss) on equity method investments in 2019 includes a gain on sale of investment of $75.8 million associated with our equity investment in Meade Pipeline Co LLC (Meade). Earnings (loss) on equity method investments in 2017 includes an other than temporary impairment of $95.9 million associated with our investment in Constitution Pipeline Company, LLC (Constitution). Refer to Note 4 of the Notes to the Consolidated Financial Statements.

(3)
Gain (loss) on sale of assets in 2018 includes a $45.4 million loss from the sale of certain proved and unproved oil and gas properties located in the Eagle Ford Shale partially offset by a $29.7 million gain from the sale of certain proved and unproved oil and gas properties located in the Haynesville Shale. Gain (loss) on sale of assets in 2017 includes an $11.9 million loss from the sale of certain proved and unproved oil and gas properties located in West Virginia, Virginia and Ohio. Refer to Note 2 of the Notes to the Consolidated Financial Statements.

(4)
Net income (loss) in 2017 includes an income tax benefit of $242.9 million as a result of the remeasurement of our net deferred income tax liabilities based on the new lower corporate income tax rate associated with the Tax Act that was enacted in December 2017. Refer to Note 11 of the Notes to the Consolidated Financial Statements.

(5)
Total assets as of December 31, 2019 include a right of use asset of $35.9 million as a result of the adoption of Accounting Standards Update No. 2016-02, Leases effective January 1, 2019. Comparative periods were not restated. Refer to Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annul Report on Form 10-K contain additional information that should be referred to when reviewing this material.
OVERVIEW
Financial and Operating Overview
Financial and operating results for the year ended December 31, 2019 compared to the year ended December 31, 2018 are as follows:

•	Natural gas production increased 135.4 Bcf, or 19 percent, from 729.9 Bcf in 2018 to 865.3 Bcf in 2019, as a result of drilling and completion activities in the Marcellus Shale.

•
Equivalent production increased 130.3 Bcfe, or 18 percent, from 735.0 Bcfe, or 2,013.7 Mmcfe per day, in 2018 to 865.3 Bcfe, or 2,370.9 Mmcfe per day, in 2019. The increase is primarily due to drilling and completion activities in the Marcellus Shale, partially offset by the sale of our Eagle Ford Shale assets in south Texas in February 2018.

•	Average realized natural gas price for 2019 was $2.45 per Mcf, 4 percent lower than the $2.54 per Mcf price realized in 2018.

•	Total capital expenditures were $783.3 million in 2019 compared to $816.1 million in 2018.

•	Drilled 96 gross wells (94.0 net) with a success rate of 100.0 percent in 2019 compared to 97 gross wells (95.1 net) with a success rate of 90.7 percent in 2018.

•	Completed 99 gross wells (97.0 net) in 2019 compared to 94 gross wells (93.0 net) in 2018.

•
Average rig count during 2019 was approximately 3.1 rigs in the Marcellus Shale, compared to an average rig count in the Marcellus Shale of approximately 3.5 rigs and approximately 0.5 rigs in other areas during 2018.

•	Repurchased 25.5 million shares of our common stock for a total cost of $488.5 million in 2019 compared to 38.5 million shares of common stock for a total cost of $904.1 million in 2018.

•	Received proceeds of $249.5 million, including restricted cash of $13.6 million, related to the sale of our equity investment in Meade in November 2019.

Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly the commodity prices and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors. In addition, our realized prices are further impacted by our hedging activities. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. We expect commodity prices to remain volatile. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. For information about the impact of realized commodity prices on our revenues, refer to "Results of Operations" below. Refer to "Risk Factors—Commodity prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business" and "Risk Factors—Our future performance depends on our ability to find or acquire additional natural gas and oil reserves that are economically recoverable" in Item 1A.
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
FINANCIAL CONDITION
Capital Resources and Liquidity
Our primary sources of cash in 2019 were from the sale of natural gas production and proceeds from the sale of our equity investment in Meade. These cash flows were primarily used to fund our capital expenditures, interest payments on debt, repurchases of shares of our common stock, payment of dividends and contributions to our equity method investments. See below for additional discussion and analysis of cash flow.
On April 22, 2019, we entered into a second amended and restated credit agreement (revolving credit facility). The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. The borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively. As of December 31, 2019, there were no borrowings outstanding under our revolving credit facility and our unused commitments remained at $1.5 billion.
A decline in commodity prices could result in the future reduction of our borrowing base and related commitments under our revolving credit facility. Unless commodity prices decline significantly from current levels, we do not believe that any such reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with internally generated operating cash flow, cash on hand and availability under our revolving credit facility, we have the capacity to finance our spending plans.
At December 31, 2019, we were in compliance with all restrictive financial covenants for both our revolving credit facility and senior notes. Refer to Note 5 of the Notes to the Consolidated Financial Statements for further details regarding restrictive covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash flows provided by operating activities	$1,445,791	$1,104,903	$898,160
Cash flows used in investing activities	(543,915)	(293,383)	(706,153)
Cash flows used in financing activities	(690,380)	(1,289,280)	(210,502)
Net increase (decrease) in cash, cash equivalents and restricted cash	$211,496	$(477,760)	$(18,495)
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At December 31, 2019 and 2018, we had a working capital surplus of $240.2 million and $257.3 million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in 2019 increased by $340.9 million compared to 2018. This increase was primarily due to an increase in cash received in settlement of derivatives, higher natural gas revenue, lower operating expenses and favorable changes in working capital and other assets and liabilities. These increases were partially offset by a decrease in brokered natural gas revenue. The increase in natural gas revenue was due to higher equivalent production, partially offset by a decrease in realized natural gas prices. Average realized natural gas prices decreased by 4 percent in 2019 compared to 2018. Equivalent production increased by 18 percent for 2019 compared to 2018 as a result of higher natural gas production in the Marcellus Shale.
Refer to "Results of Operations" for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $250.5 million from 2018 compared to 2019. The increase was due to $675.8 million lower proceeds from the sale of assets primarily due to the divestiture of our Eagle Ford Shale assets in February 2018 and our Haynesville Shale assets in July 2018. This change was partially offset by $249.5 million of proceeds from the sale of our equity investment in Meade in November 2019, $106.1 million of lower capital expenditures and $67.9 million of lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows used in financing activities decreased by $598.9 million from 2018 compared to 2019. The decrease was due to $352.9 million of lower repurchases of our common stock in 2019 and $290.0 million of lower net repayments of debt primarily related to maturities of certain of our senior notes in 2018. This decrease was partially offset by $34.1 million of higher dividend payments related to an increase in our dividend rate in 2019, $7.4 million higher debt issuance costs related to amending our revolving credit facility in early 2019 and $2.4 million higher tax withholdings on vesting of stock awards. Share repurchases in 2019 include $31.4 million of share repurchases that were accrued in 2018 and paid in 2019.
2018 and 2017 Compared. For additional information on the comparison of operating, investing and financing cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2018, refer to Financial Condition (Cash Flows) included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2018.
Capitalization
Information about our capitalization is as follows:

	December 31,
(Dollars in thousands)	2019	2018
Debt(1)	$1,220,025	$1,226,104
Stockholders' equity	2,151,487	2,088,159
Total capitalization	$3,371,512	$3,314,263
Debt to total capitalization	36%	37%
Cash and cash equivalents	$200,227	$2,287
_______________________________________________________________________________

(1)
Includes $87.0 million of current portion of long-term debt at December 31, 2019. There were no borrowings outstanding under our revolving credit facility as of December 31, 2019. Includes $7.0 million borrowings outstanding under our revolving credit facility as of December 31, 2018.

During 2019 and 2018, we repurchased 25.5 million shares of our common stock for $488.5 million and 38.5 million shares of our common stock for $904.1 million, respectively. During 2019 and 2018, we paid dividends of $145.5 million ($0.35 per share) and $111.4 million ($0.25 per share) on our common stock, respectively.

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
The following table presents major components of our capital and exploration expenditures:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Capital expenditures
Drilling and facilities	$761,478	$758,909	$637,207
Leasehold acquisitions	6,072	29,851	102,265
Other	15,712	27,315	17,750
	783,262	816,075	757,222
Exploration expenditures(1)	20,270	113,820	21,526
Total	$803,532	$929,895	$778,748
_______________________________________________________________________________

(1)	Exploration expenditures include $2.2 million, $97.7 million and $3.8 million of exploratory dry hole expenditures in 2019, 2018 and 2017, respectively.
In 2019, we drilled 96 gross wells (94.0 net) and completed 99 gross wells (97.0 net), of which 29 gross wells (29.0 net) were drilled but uncompleted in prior years. In 2020, we plan to allocate substantially all of our capital to the Marcellus Shale, where we expect to drill, complete and place on production 60 to 70 net wells. Our 2020 capital program is expected to be approximately $575.0 million. We will continue to assess the natural gas price environment and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. A summary of our contractual obligations as of December 31, 2019 are set forth in the following table:

		Payments Due by Year
(In thousands)	Total	2020	2021 to 2022	2023 to 2024	2025 & Beyond
Debt	$1,224,000	$87,000	$188,000	$637,000	$312,000
Interest on debt(1)	211,141	49,084	78,505	63,644	19,908
Transportation and gathering agreements(2)	1,518,148	100,165	314,520	280,253	823,210
Operating leases(2)	48,899	4,831	9,356	9,290	25,422
Equity investment contribution commitments(3)	9,400	9,400	—	—	—
Total contractual obligations	$3,011,588	$250,480	$590,381	$990,187	$1,180,540
_______________________________________________________________________________

(1)
Interest payments have been calculated utilizing the rates associated with our revolving credit facility and senior notes outstanding at December 31, 2019, assuming that our revolving credit facility and senior notes will remain outstanding through their respective maturity dates.

(2)	For further information on our obligations under transportation and gathering agreements and operating leases, refer to Note 9 of the Notes to the Consolidated Financial Statements.

(3)	For further information on our equity investment contribution commitments, refer to Note 4 of the Notes to the Consolidated Financial Statements.

Amounts related to our asset retirement obligations are not included in the above table due to the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2019 was $72.1 million. Refer to Note 8 of the Notes to the Consolidated Financial Statements for further details.
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
Successful Efforts Method of Accounting
We follow the successful efforts method of accounting for our oil and gas producing activities. Acquisition costs for proved and unproved properties are capitalized when incurred. Judgment is required to determine the proper classification of wells designated as developmental or exploratory, which will ultimately determine the proper accounting treatment of costs incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole costs are expensed. Development costs, including costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves, are capitalized.
Oil and Gas Reserves
The process of estimating quantities of proved reserves is inherently imprecise, and the reserves data included in this document is only an estimate. The process relies on interpretations and judgment of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as commodity prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in the interpretations or assumptions could materially affect the estimated quantity and value of our reserves and can change substantially over time. Periodic revisions to the estimated reserves and future cash flows may be necessary as a result of reservoir performance, drilling activity, commodity prices, fluctuations in operating expenses, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserve estimates are generally different from the quantities ultimately recovered. We cannot predict the amounts or timing of such future revisions.
Our reserves estimate has been prepared by our petroleum engineering staff and audited by Miller and Lents, independent petroleum engineers, who in their opinion determined the estimates presented to be reasonable in the aggregate. For more information regarding reserve estimation, including historical reserve revisions, refer to the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8.
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
Oil and Gas Properties
We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. We compare expected undiscounted future cash flows to the net book value of the asset. If the future undiscounted expected cash flows, based on our estimate of future commodity prices, operating costs and anticipated production from proved reserves and risk-adjusted probable and possible reserves, are lower than the net book value of the asset, the capitalized cost is reduced to fair value. Commodity pricing is estimated by using a combination of assumptions management uses in its budgeting and forecasting process, historical and current prices adjusted for geographical location and quality differentials, as well as other factors that management believes will impact realizable prices. In the event that commodity prices significantly decline, management would test the recoverability of the carrying value of our oil and gas properties and, if necessary, record an impairment charge. Fair value is calculated by discounting the future cash flows. The discount factor used is based on rates utilized by market participants that are commensurate with the risks inherent in the development and production of the underlying natural gas and oil.
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
As these properties are developed and reserves are proved, the remaining capitalized costs are subject to depreciation and depletion. If the development of these properties is deemed unsuccessful and the properties are abandoned or surrendered, the capitalized costs related to the unsuccessful activity are expensed in the year the determination is made. The rate at which the unproved properties are written off depends on the timing and success of our future exploration and development program.
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
Our derivative contracts are measured based on quotes from our counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term, as applicable. These estimates are derived from or verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of fair value also incorporates a credit adjustment for non-performance risk. We measure the non-performance risk of our counterparties by reviewing credit default swap spreads for the various financial institutions with which we have derivative transactions, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
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
Stock-Based Compensation
We account for stock-based compensation under the fair value method of accounting in accordance with applicable accounting standards. Under the fair value method, compensation cost is measured at the grant date for equity-classified awards and remeasured each reporting period for liability-classified awards based on the fair value of an award and is recognized over the service period, which is generally the vesting period. To calculate fair value, we use either a Monte Carlo or Black-Scholes valuation model, as determined by the specific provisions of the award. The use of these models requires significant judgment with respect to expected life, volatility and other factors. Stock-based compensation cost for all types of awards is included in general and administrative expense in the Consolidated Statement of Operations. Refer to Note 14 of the Notes to the Consolidated Financial Statements for a full discussion of our stock-based compensation.
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
OTHER ISSUES AND CONTINGENCIES
Regulations
Our operations are subject to various types of regulation by federal, state and local authorities. Refer to the "Other Business Matters" section of Item 1 for a discussion of these regulations.
Restrictive Covenants
 Our ability to incur debt and to make certain types of investments is subject to certain restrictive covenants in our various debt instruments. Among other requirements, our senior note agreements and our revolving credit agreement specify a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0 and a minimum asset coverage ratio of the present value of proved reserves before income taxes plus adjusted cash to indebtedness and other liabilities of 1.75 to 1.0. Our revolving credit agreement also requires us to maintain a minimum current ratio of 1.0 to 1.0. At December 31, 2019, we were in compliance with all restrictive financial covenants in both our senior note agreements and our revolving credit agreement.

Operating Risks and Insurance Coverage
Our business involves a variety of operating risks. Refer to "Risk Factors—We face a variety of hazards and risks that could cause substantial financial losses" in Item 1A. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. The costs of these insurance policies are somewhat dependent on our historical claims experience, the areas in which we operate and market conditions.
Commodity Pricing and Risk Management Activities
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices. Further declines in commodity prices may have a material adverse effect on our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices also may reduce the amount of natural gas that we can produce economically. Historically, commodity prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially trigger an impairment of our oil and gas properties or a violation of certain financial debt covenants. Because substantially all of our reserves are natural gas, changes in natural gas prices have a more significant impact on our financial results.
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
RESULTS OF OPERATIONS
2019 and 2018 Compared
We reported net income for 2019 of $681.1 million, or $1.64 per share, compared to net income for 2018 of $557.0 million, or $1.25 per share. The increase in net income was primarily due to lower operating expenses and interest expense and higher earnings on equity method investments. These increases were partially offset by lower operating revenues and higher income tax expense.

Revenue, Price and Volume Variance
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Year Ended December 31,		Variance
Revenue Variances (In thousands)	2019	2018	Amount	Percent
Natural gas	$1,985,240	$1,881,150	$104,090	6%
Crude oil and condensate	—	48,722	(48,722)	(100)%
Gain on derivative instruments	80,808	44,432	36,376	82%
Brokered natural gas	—	209,530	(209,530)	(100)%
Other	229	4,314	(4,085)	(95)%
	$2,066,277	$2,188,148	$(121,871)	(6)%

	Year Ended December 31,		Variance		Increase (Decrease) (In thousands)
	2019	2018	Amount	Percent
Price Variances
Natural gas	$2.29	$2.58	$(0.29)	(11)%	$(245,242)
Crude oil and condensate	$—	$64.68	$(64.68)	(100)%	—
Total					$(245,242)
Volume Variances
Natural gas (Bcf)	865.3	729.9	135.4	19%	$349,332
Crude oil and condensate (Mbbl)	—	754	(754)	(100)%	(48,722)
Total					$300,610
Natural Gas Revenues
The increase in natural gas revenues of $104.1 million was due to higher production partially offset by lower natural gas prices. The increase in production was a result of an increase in our drilling and completion activities in the Marcellus Shale.
Crude Oil and Condensate Revenues
The decrease in crude oil and condensate revenues of $48.7 million was primarily due to the sale of our Eagle Ford Shale assets in February 2018.
Impact of Derivative Instruments on Operating Revenues

	Year Ended December 31,
(In thousands)	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$138,450	$(41,631)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(57,642)	86,063
	$80,808	$44,432
Brokered Natural Gas
Brokered natural gas revenues decreased $209.5 million. There was no brokered natural gas activity in the current period.

Operating and Other Expenses

	Year Ended December 31,		Variance
(In thousands)	2019	2018	Amount	Percent
Operating and Other Expenses
Direct operations	$76,958	$69,646	$7,312	10%
Transportation and gathering	574,677	496,731	77,946	16%
Brokered natural gas	—	184,198	(184,198)	(100)%
Taxes other than income	17,053	22,642	(5,589)	(25)%
Exploration	20,270	113,820	(93,550)	(82)%
Depreciation, depletion and amortization	405,733	417,479	(11,746)	(3)%
General and administrative	94,870	96,641	(1,771)	(2)%
	$1,189,561	$1,401,157	$(211,596)	(15)%

Earnings on equity method investments	$80,496	$1,137	$79,359	6,980%
Loss on sale of assets	1,462	16,327	(14,865)	(91)%
Interest expense, net	54,952	73,201	(18,249)	(25)%
Other expense	574	463	111	24%
Income tax expense	219,154	141,094	78,060	55%
Total costs and expenses from operations decreased by $211.6 million from 2018 to 2019. The primary reasons for this fluctuation are as follows:

•
Direct operations increased $7.3 million primarily driven by $18.7 million of higher operating costs due to higher production, which included a $10.1 million increase in workover expense. This increase was partially offset by an $11.4 million decrease in operating costs as a result of the sale of our Eagle Ford Shale assets in February 2018.

•
Transportation and gathering increased $77.9 million due to higher throughput as a result of higher Marcellus Shale production, partially offset by a decrease in demand charges related to a change in commitments.

•	Brokered natural gas decreased $184.2 million. There was no brokered natural gas activity in the current period.

•
Taxes other than income decreased $5.6 million due to $3.6 million lower production taxes resulting from the sale of the Eagle Ford Shale assets in February of 2018 and $2.7 million lower drilling impact fees driven by a decrease in rates associated with lower natural gas prices.

•
Exploration decreased $93.6 million as a result of a decrease in exploratory dry hole costs of $95.5 million compared to 2018. The exploratory dry hole costs in 2018 related to our exploration activities in West Texas and Ohio. This decrease was partially offset by an increase of $4.3 million in geological and geophysical costs.

•
Depreciation, depletion and amortization decreased $11.7 million primarily due to lower amortization of unproved properties of $49.7 million, partially offset by higher DD&A of $37.1 million. Amortization of unproved properties decreased due to lower amortization rates as a result of a decrease in exploration activities. The increase in DD&A was primarily due to an increase of $58.0 million due to higher equivalent production volumes in the Marcellus Shale, partially offset by a decrease of $21.0 million related to a lower DD&A rate of $0.42 per Mcfe for 2019 compared to $0.45 per Mcfe for 2018. The lower DD&A rate was primarily due to positive reserve revisions to our 2018 year-end reserve estimates and lower cost reserve additions.

•
General and administrative decreased $1.8 million primarily due to a $6.1 million decrease in professional services and a $2.4 million decrease in stock-based compensation expense associated with certain of our market-based performance awards. These decreases were partially offset by $2.1 million in severance cost incurred in the second quarter 2019 and $3.0 million in higher employee costs. The remaining changes in other general and administrative expenses were not individually significant.

Earnings on Equity Method Investments
Earnings on equity method investments increased $79.4 million primarily due to the sale of our investment in Meade for a gain of $75.8 million and the recognition of our proportionate share of net income from our equity method investments in 2019 compared to 2018 primarily from our investment in Meade, which commenced operations in late 2018.
Loss on Sale of Assets
During 2019, we recognized a net aggregate loss of $1.5 million primarily due to the conveyance of certain remaining properties related to the sale of our Eagle Ford Shale assets. During 2018, we recognized a net aggregate loss of $16.3 million primarily due to the sale of our Eagle Ford Shale assets, partially offset by a gain on the sale of oil and gas properties in the Haynesville Shale.
Interest Expense, net
Interest expense decreased $18.2 million primarily due to $14.1 million lower interest expense resulting from the repayment of $237.0 million of our 6.51% weighted-average senior notes, which matured in July 2018 and $67.0 million of our 9.78% senior notes that matured in December 2018 and a $6.2 million decrease related to income tax reserves. These decreases were partially offset by $3.6 million of lower interest income.
Income Tax Expense
Income tax expense increased $78.1 million due to higher pretax income and a higher effective tax rate. The effective tax rates for 2019 and 2018 were 24.3 percent and 20.2 percent, respectively. The increase in the effective tax rate is primarily due to the impact of non-recurring discrete items recorded during 2019 compared to 2018.
Excluding the impact of any discrete items, we expect our 2020 effective income tax rate to be approximately 23.0 percent. However, this rate may fluctuate based on a number of factors, including but not limited to changes in enacted federal and/or state rates that occur during the year, changes in our executive compensation and the amount of excess tax benefits on stock-based compensation, as well as changes in the composition and location of our asset base, our employees and our customers.
2018 and 2017 Compared
We reported net income for 2018 of $557.0 million, or $1.25 per share, compared to net income for 2017 of $100.4 million, or $0.22 per share. The increase in net income was primarily due to higher operating revenues, lower operating expenses and higher earnings on equity method investments, partially offset by higher income tax expense.
For additional information on the comparison of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to Management's Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2018.
NON-GAAP FINANCIAL MEASURES
Explanation and Reconciliation of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, we believe certain non-GAAP performance measures may provide financial statement users with additional meaningful comparisons between current results and results of prior periods. In addition, we believe these measures are used by analysts and others in the valuation, rating and investment recommendations of companies within the oil and natural gas exploration and production industry. The reconciliations of GAAP financial measures to non-GAAP financial measures presented in this Annual Report on Form 10-K are shown below.

Reconciliation of Net Income to Adjusted Net Income
Adjusted net income is presented based on our belief that this non-GAAP measure enables a user of the financial information to understand the impact of these items on reported results. Adjusted net income is defined as net income plus gain and loss on sale of assets, gain and loss on derivative instruments, gain on sale of equity method investments, stock-based compensation expense, severance expense, interest expense related to income tax reserves and tax effect on selected items. Additionally, this presentation provides a beneficial comparison to similarly adjusted measurements of prior periods. Adjusted net income is not a measure of financial performance under GAAP and should not be considered as an alternative to net income, as defined by GAAP.

	Year Ended December 31,
(In thousands)	2019	2018
As reported - net income	$681,070	$557,043
Reversal of selected items:
(Gain) loss on sale of assets	1,462	16,327
(Gain) loss on derivative instruments(1)	57,642	(86,063)
Gain on sale of equity method investment	(66,412)	—
Stock-based compensation expense	30,780	33,147
Severance expense	2,521	28
Interest expense related to income tax reserves	(3,052)	3,116
Tax effect on selected items	(5,233)	7,637
Adjusted net income	$698,778	$531,235
_______________________________________________________________________________

(1)	This amount represents the non-cash mark-to-market changes of our commodity derivative instruments recorded in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

Return on Capital Employed
Return on capital employed (ROCE) is defined as adjusted net income (defined above) plus after-tax net interest expense divided by average capital employed, which is defined as total debt plus stockholders’ equity. ROCE is presented based on our belief that this non-GAAP measure is useful information to investors when evaluating our profitability and the efficiency with which we have employed capital over time. ROCE is not a measure of financial performance under GAAP and should not be considered an alternative to net income, as defined by GAAP.

	Year Ended December 31,
(In thousands)	2019	2018
Interest expense, net	$54,952	$73,201
Interest expense related to income tax reserves (1)	3,052	(3,116)
Tax benefit	(13,241)	(16,004)
After-tax interest expense, net (A)	44,763	54,081

As reported - net income	681,070	557,043
Adjustments to as reported - net income, net of tax	17,708	(25,808)
Adjusted net income (B)	698,778	531,235

Adjusted net income before interest expense, net (A + B)	$743,541	$585,316

Total debt - beginning	$1,226,104	$1,521,891
Stockholders’ equity - beginning	2,088,159	2,523,905
Capital employed - beginning	3,314,263	4,045,796

Total debt - ending	1,220,025	1,226,104
Stockholders’ equity - ending	2,151,487	2,088,159
Capital employed - ending	3,371,512	3,314,263

Average capital employed (C)	$3,342,888	$3,680,030

Return on average capital employed (ROCE) (A + B) / C	22.2%	15.9%
_______________________________________________________________________________

(1)	Interest expense related to income tax reserves is included in the adjustments to as reported - net income, net of tax.

Discretionary Cash Flow and Free Cash Flow Calculation and Reconciliation
Discretionary cash flow is defined as net cash provided by operating activities excluding changes in assets and liabilities. Discretionary cash flow is widely accepted as a financial indicator of an oil and gas company’s ability to generate cash which is used to internally fund exploration and development activities, pay dividends and service debt. Discretionary cash flow is presented based on our belief that this non-GAAP measure is useful information to investors when comparing our cash flows with the cash flows of other companies that use the full cost method of accounting for oil and gas producing activities or have different financing and capital structures or tax rates. Discretionary cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities or net income, as defined by GAAP, or as a measure of liquidity.
Free cash flow is defined as discretionary cash flow (defined above) less capital expenditures and investment in equity method investments. Free cash flow is an indicator of a company's ability to generate cash flow after spending the money required to maintain or expand its asset base. Free cash flow is presented based on our belief that this non-GAAP measure is useful information to investors when comparing our cash flows with the cash flows of other companies. Free cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities or net income, as defined by GAAP, or as a measure of liquidity.

	Year Ended December 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$1,445,791	$1,104,903
Changes in assets and liabilities	(85,026)	163,460
Discretionary cash flow	1,360,765	1,268,363
Capital expenditures	(788,368)	(894,470)
Investment in equity method investments	(9,338)	(77,263)
Free cash flow	$563,059	$296,630
Finding and Development Costs
Drill-bit finding and development cost is defined as costs incurred in exploration and development activities as defined by GAAP divided by reserve extensions, discoveries and other additions. All-sources finding and development cost is defined as costs incurred in property acquisition, exploration and development activities as defined by GAAP divided by the total of reserve extensions, discoveries and other additions and revision of prior estimates. Drill-bit finding and development cost and all-sources finding and development cost are presented based on management's belief that these non-GAAP measures are useful information to investors to evaluate how much it costs to add proved reserves. These calculations do not include the future development costs required for the development of proved undeveloped reserves and may not be comparable to similarly titled measurements used by other companies.

	Year Ended December 31,
	2019	2018
Costs incurred in oil and gas property acquisition, exploration and development activities (In thousands)
Exploration costs	$20,270	$94,309
Development costs	761,326	778,574
Exploration and development costs (A)	781,596	872,883
Property acquisition costs, unproved	6,072	29,851
Total costs incurred (B)	787,668	902,734

Extensions, discoveries and other additions (Bcfe) (C)	2,116	2,244
Revision of prior estimates (Bcfe) (D)	47	780

Drill-bit finding and development costs ($ per Mcfe) (A) / (C)	$0.37	$0.39
All-sources finding and development costs ($ per Mcfe) (B) / (C + D)	$0.36	$0.30

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
Periodically, we enter into financial commodity derivatives, including collar, swap and basis swap agreements, to protect against exposure to commodity price declines related to our natural gas production. Our credit agreement restricts our ability to enter into financial commodity derivatives other than to hedge or mitigate risks to which we have actual or projected exposure or as permitted under our risk management policies and not subjecting us to material speculative risks. All of our financial derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index.
As of December 31, 2019, we had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps	Estimated Fair Value
Type of Contract	Volume (Mmbtu)	Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average	(Liability) (In thousands)
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020					$2.27	$44
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020	$—	$2.15	$2.36 - $2.38	$2.37		(22)
								$22
The amounts set forth in the table above represent our total unrealized derivative position at December 31, 2019 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
In early 2020, we entered into the following financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range	Weighted- Average	Range	Weighted- Average	Weighted- Average
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020					$2.28
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020	$—	$2.15	$—	$2.38

A significant portion of our expected natural gas production for 2020 and beyond is currently unhedged and directly exposed to the volatility in natural gas market prices, whether favorable or unfavorable.
During 2019, natural gas basis swaps covered 63.8 Bcf, or seven percent of natural gas production at an average price of $2.32 per Mcf. Natural gas swaps covered 226.1 Bcf, or 26 percent, of natural gas production at a weighted-average price of $3.30 per Mcf.

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
The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted both by production and by changes in the future commodity prices. Refer to “Forward-Looking Information” for further details.
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments.
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
The carrying amount and fair value of debt is as follows:

	December 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,220,025	$1,260,259	$1,226,104	$1,202,994
Current maturities	(87,000)	(88,704)	—	—
Long-term debt, excluding current maturities	$1,133,025	$1,171,555	$1,226,104	$1,202,994

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cabot Oil & Gas Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
The Impact of Proved Oil and Gas Reserves on Proved Oil and Gas Properties, Net

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated proved oil and gas properties, net balance was $3.9 billion as of December 31, 2019, and depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2019 was $405.7 million. As described by management, the Company follows the successful efforts method of accounting for its oil and gas producing activities. The Company’s rate of recording DD&A expense is dependent upon the estimate of proved and proved developed reserves, which are utilized in the unit-of-production calculation. In estimating oil and gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data, as well as the use of certain economic assumptions such as natural gas prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of oil and gas reserves have been developed by specialists, specifically petroleum engineers.
The principal considerations for our determination that performing procedures relating to the impact of oil and gas reserves on proved oil and gas properties, net is a critical audit matter are there was significant judgment by management, including the use of specialists, when developing the estimates of oil and gas reserves, which in turn led to a high degree of auditor judgment and effort in performing procedures to evaluate the significant assumptions used in developing the estimates of oil and gas reserves, including future production decline curves, price differentials, lease operating expenses, transportation expense and future development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of oil and gas reserves and the calculation of DD&A expense. These procedures also included, among others, evaluating the significant assumptions used by management in developing the estimates of oil and gas reserves, including future production decline curves, price differentials, lease operating expenses, transportation expense and future development costs, and testing the unit-of-production rate used to calculate DD&A expense. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the estimates of proved oil and gas reserves. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of the data used by the specialists and an evaluation of the specialists’ findings. Evaluating the significant assumptions relating to the estimates of proved oil and gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 25, 2020

We have served as the Company’s auditor since 1989.

CABOT OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
(In thousands, except share amounts)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$200,227	$2,287
Restricted cash	13,556	—
Accounts receivable, net	209,023	362,403
Income taxes receivable	129,795	109,251
Inventories	13,932	11,076
Derivative instruments	31	57,665
Other current assets	1,684	1,863
Total current assets	568,248	544,545
Properties and equipment, net (Successful efforts method)	3,855,706	3,463,606
Equity method investments	—	163,181
Other assets	63,291	27,497
	$4,487,245	$4,198,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$189,811	$241,939
Current portion of long-term debt	87,000	—
Accrued liabilities	31,290	25,227
Interest payable	19,933	20,098
Total current liabilities	328,034	287,264
Long-term debt, net	1,133,025	1,226,104
Deferred income taxes	702,104	458,597
Asset retirement obligations	71,598	50,622
Postretirement benefits	32,713	27,912
Other liabilities	68,284	60,171
Total liabilities	2,335,758	2,110,670

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2019 and 2018, respectively
Issued — 476,881,991 shares and 476,094,551 shares in 2019 and 2018, respectively	47,688	47,610
Additional paid-in capital	1,782,427	1,763,142
Retained earnings	2,143,213	1,607,658
Accumulated other comprehensive income	1,360	4,437
Less treasury stock, at cost:
78,957,318 shares and 53,409,705 shares in 2019 and 2018, respectively	(1,823,201)	(1,334,688)
Total stockholders' equity	2,151,487	2,088,159
	$4,487,245	$4,198,829
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
OPERATING REVENUES
Natural gas	$1,985,240	$1,881,150	$1,506,078
Crude oil and condensate	—	48,722	212,338
Gain on derivative instruments	80,808	44,432	16,926
Brokered natural gas	—	209,530	17,217
Other	229	4,314	11,660
	2,066,277	2,188,148	1,764,219
OPERATING EXPENSES
Direct operations	76,958	69,646	102,310
Transportation and gathering	574,677	496,731	481,439
Brokered natural gas	—	184,198	15,252
Taxes other than income	17,053	22,642	33,487
Exploration	20,270	113,820	21,526
Depreciation, depletion and amortization	405,733	417,479	568,817
Impairment of oil and gas properties	—	—	482,811
General and administrative	94,870	96,641	97,786
	1,189,561	1,401,157	1,803,428
Earnings (loss) on equity method investments	80,496	1,137	(100,486)
Loss on sale of assets	(1,462)	(16,327)	(11,565)
INCOME (LOSS) FROM OPERATIONS	955,750	771,801	(151,260)
Interest expense, net	54,952	73,201	82,130
Other expense (income)	574	463	(4,955)
Income (loss) before income taxes	900,224	698,137	(228,435)
Income tax expense (benefit)	219,154	141,094	(328,828)
NET INCOME	$681,070	$557,043	$100,393

Earnings per share
Basic	$1.64	$1.25	$0.22
Diluted	$1.63	$1.24	$0.22

Weighted-average common shares outstanding
Basic	415,514	445,538	463,735
Diluted	417,451	447,568	465,551
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$681,070	$557,043	$100,393
Postretirement benefits:
Net actuarial gain (loss)(1)	(2,530)	2,461	(2,634)
Prior service credit (2)	—	—	5,449
Amortization of prior service cost(3)	(547)	(547)	(1,723)
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	—	446	—
Total other comprehensive income	(3,077)	2,360	1,092
Comprehensive income	$677,993	$559,403	$101,485
_______________________________________________________________________________

(1)	Net of income taxes of $749, $(704) and $1,544 for the year ended December 31, 2019, 2018 and 2017, respectively.

(2)	Net of income taxes of $0, $0 and $(3,194) for the year ended December 31, 2019, 2018 and 2017, respectively.

(3)	Net of income taxes of $162, $162 and $1,010 for the year ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$681,070	$557,043	$100,393
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	405,733	417,479	568,817
Impairment of oil and gas properties	—	—	482,811
Deferred income tax expense (benefit)	244,418	229,603	(321,113)
Loss on sale of assets	1,462	16,327	11,565
Exploratory dry hole cost	2,236	97,741	3,820
Gain on derivative instruments	(80,808)	(44,432)	(16,926)
Net cash received (paid) in settlement of derivative instruments	138,450	(41,631)	8,056
(Earnings) loss on equity method investments	(80,496)	(1,137)	100,486
Distribution of earnings from equity method investments	15,725	1,296	—
Amortization of debt issuance costs	3,966	4,631	4,774
Stock-based compensation and other	29,009	31,443	33,419
Changes in assets and liabilities:
Accounts receivable, net	153,379	(146,921)	(25,036)
Income taxes	(13,514)	(59,616)	(46,368)
Inventories	(2,856)	(3,927)	1,334
Other current assets	180	934	(104)
Accounts payable and accrued liabilities	(30,176)	30,468	(2,552)
Interest payable	(166)	(7,477)	(75)
Other assets and liabilities	(21,821)	23,079	(5,141)
Net cash provided by operating activities	1,445,791	1,104,903	898,160
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(788,368)	(894,470)	(764,558)
Proceeds from sale of assets	2,600	678,350	115,444
Investment in equity method investments	(9,338)	(77,263)	(57,039)
Distribution of investment from equity method investments	1,728	—	—
Proceeds from sale of equity method investments	249,463	—	—
Net cash used in investing activities	(543,915)	(293,383)	(706,153)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	95,000	158,000	—
Repayments of debt	(102,000)	(455,000)	—
Treasury stock repurchases	(519,863)	(872,761)	(123,741)
Dividends paid	(145,515)	(111,369)	(78,838)
Tax withholding on vesting of stock awards	(10,590)	(8,150)	(7,973)
Capitalized debt issuance costs	(7,412)	—	—
Other	—	—	50
Net cash used in financing activities	(690,380)	(1,289,280)	(210,502)
Net increase (decrease) in cash, cash equivalents and restricted cash	211,496	(477,760)	(18,495)
Cash, cash equivalents and restricted cash, beginning of period	2,287	480,047	498,542
Cash, cash equivalents and restricted cash, end of period	$213,783	$2,287	$480,047
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2016	475,043	$47,504	9,893	$(306,835)	$1,727,310	$985	$1,098,703	$2,567,667
Net income	—	—	—	—	—	—	100,393	100,393
Exercise of stock appreciation rights	137	14	—	—	(14)	—	—	—
Stock amortization and vesting	367	37	—	—	15,123	—	—	15,160
Purchase of treasury stock	—	—	5,043	(123,741)	—	—	—	(123,741)
Cash dividends at $0.17 per share	—	—	—	—	—	—	(78,838)	(78,838)
Other comprehensive income	—	—	—	—	—	1,092	—	1,092
Cumulative impact from accounting change	—	—	—	—	—	—	42,172	42,172
Balance at December 31, 2017	475,547	$47,555	14,936	$(430,576)	$1,742,419	$2,077	$1,162,430	$2,523,905
Net income	—	—	—	—	—	—	557,043	557,043
Exercise of stock appreciation rights	9	1	—	—	(1)	—	—	—
Stock amortization and vesting	539	54	—	—	20,724	—	—	20,778
Purchase of treasury stock	—	—	38,474	(904,112)	—	—	—	(904,112)
Cash dividends at $0.25 per share	—	—	—	—	—	—	(111,369)	(111,369)
Other comprehensive income	—	—	—	—	—	2,360	—	2,360
Cumulative impact from accounting change	—	—	—	—	—	—	(446)	(446)
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	681,070	681,070
Stock amortization and vesting	787	78	—	—	19,285	—	—	19,363
Purchase of treasury stock	—	—	25,547	(488,513)	—	—	—	(488,513)
Cash dividends at $0.35 per share	—	—	—	—	—	—	(145,515)	(145,515)
Other comprehensive income	—	—	—	—	—	(3,077)	—	(3,077)
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation and Nature of Operations
Cabot Oil & Gas Corporation and its subsidiaries (the Company) are engaged in the development, exploitation, exploration, production and marketing of natural gas exclusively within the continental United States. The Company's exploration and development activities are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs.
The Company operates in one segment, natural gas development, exploitation, exploration and production. The Company's oil and gas properties are managed as a whole rather than through discrete operating segments or business units. Operational information is tracked by geographic area; however, financial performance is assessed as a single enterprise and not on a geographic basis. Allocation of resources is made on a project basis across the Company's entire portfolio without regard to geographic areas.
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
Refer to Note 9 for more details regarding leases.
Recently Issued Accounting Pronouncements
Financial Instruments: Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses, which replaces the incurred loss impairment methodology used for certain financial instruments with a methodology that reflects current expected credit losses (CECL). ASU No. 2016-13, along with subsequently issued codification improvements, will be effective for the Company on January 1, 2020, and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the adoption period. The Company's historical credit losses have not been material, and future expected credit losses under the CECL model are not expected to be material. The adoption of ASU No. 2016-13 is not expected to have a material effect on the Company's financial position or results of operations; however, it will modify certain disclosure requirements.
Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements by adding, removing and modifying certain required disclosures for fair value measurements for assets and liabilities disclosed within the fair value hierarchy. ASU No. 2018-13 will be effective for the Company on January 1, 2020. The adoption of ASU No. 2018-13 is not expected to have any effect on the Company's financial position or results of operations as it modifies disclosure requirements only.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in four financial institutions at December 31, 2019. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.
Restricted Cash.
Restricted cash includes cash that is legally or contractually restricted as to withdrawal or usage. As of December 31, 2019, the restricted cash balance of $13.6 million includes cash deposited in escrow accounts related to the sale of the Company's equity investment in Meade Pipeline Co LLC (Meade).
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
Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. Buildings are depreciated on a straight-line basis over 25 to 40 years. Certain other assets are depreciated on a straight-line basis over 3 to 25 years.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to the Company's undeveloped acreage amortization based on past drilling and exploration experience, the Company's expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. During 2019, 2018 and 2017, amortization associated with the Company's unproved properties was $32.6 million, $82.3 million and $52.8 million, respectively, and is included in depreciation, depletion, and amortization in the Consolidated Statement of Operations.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The asset retirement costs are depreciated using the units-of-production method. At December 31, 2019, there were no assets legally restricted for purposes of settling asset retirement obligations.
Additional retirement obligations increase the liability associated with new oil and gas wells and other facilities as these obligations are incurred. Accretion expense is included in depreciation, depletion and amortization expense in the Consolidated Statement of Operations.
Derivative Instruments
The Company enters into financial derivative contracts, primarily swaps, collars and basis swaps, to manage its exposure to price fluctuations on a portion of its anticipated future production volumes. The Company’s credit agreement restricts the ability of the Company to enter into commodity derivatives other than to hedge or mitigate risks to which the Company has actual or projected exposure or as permitted under the Company’s risk management policies and where such derivatives do not subject the Company to material speculative risks. All of the Company’s derivatives are used for risk management purposes and are not held for trading purposes. The Company has elected not to designate its financial derivative instruments as accounting hedges under the accounting guidance.
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
The Company’s revenue is typically generated from contracts to sell natural gas produced from interests in oil and gas properties owned by the Company. These contracts generally require the Company to deliver a specific amount of a commodity per day for a specified number of days at a price that is either fixed or variable. The contracts specify a delivery point which represents the point at which control of the product is transferred to the customer. These contracts frequently meet the definition of a derivative under ASC 815, and are accounted for as derivatives unless the Company elects to treat them as normal sales as permitted under that guidance. The Company typically elects to treat contracts to sell oil and gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent multiple performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.
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
Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. Under this method, a natural gas imbalance liability is recorded if the Company's excess takes of natural gas exceed its estimated remaining proved developed reserves for these properties at the actual price realized upon the gas sale. A receivable is recognized only to the extent an imbalance cannot be recouped from the reserves in the underlying properties. The Company’s aggregate imbalance positions at December 31, 2019 and 2018 were not material.
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
The Company records excess tax benefits and tax deficiencies on stock-based compensation in the income statement upon vesting of the respective awards. Excess tax benefits and tax deficiencies are included in cash flows from operating activities in the Consolidated Statement of Cash Flow.
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
Credit and Concentration Risk
Substantially all of the Company's accounts receivable result from the sale of natural gas to third parties in the oil and gas industry. This concentration of purchasers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. The Company does not anticipate any material impact on its financial results due to non-performance by the third parties.
During the year ended December 31, 2019, three customers accounted for approximately 17 percent, 16 percent and 16 percent of the Company's total sales. During the year ended December 31, 2018, two customers accounted for approximately 20 percent and 11 percent of the Company's total sales. During the year ended December 31, 2017, two customers accounted for approximately 18 percent and 11 percent of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect on it because alternative customers are readily available.
Use of Estimates
In preparing financial statements, the Company follows accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved natural gas reserves and related cash flow estimates which are used to compute depreciation, depletion and amortization and impairments of proved oil and gas properties. Other significant estimates include natural gas revenues and expenses, fair value of derivative instruments, estimates of expenses related to legal, environmental and other contingencies, asset retirement obligations, postretirement obligations, stock-based compensation and deferred income taxes. Actual results could differ from those estimates.
2. Divestitures
The Company recognized an aggregate net loss on sale of assets of $1.5 million, $16.3 million and $11.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
In July 2018, the Company sold certain proved and unproved oil and gas properties in the Haynesville Shale to a third party for $30.0 million. The sales price included a $5.0 million deposit that was received in the fourth quarter of 2017. The Company recognized a gain on sale of oil and gas properties of $29.7 million.
In February 2018, the Company sold certain proved and unproved oil and gas properties in the Eagle Ford Shale to an affiliate of Venado Oil & Gas LLC for $765.0 million. The sales price included a $76.5 million deposit that was received in the fourth quarter of 2017. During the fourth quarter of 2017, the Company recorded an impairment charge of $414.3 million associated with the proposed sale of these properties and upon closing recognized a loss on sale of oil and gas properties of $45.4 million.
In September 2017, the Company sold certain proved and unproved oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio to an affiliate of Carbon Natural Gas Company for $41.3 million, and recognized an $11.9 million loss on sale of assets. During the second quarter of 2017, the Company recorded an impairment charge of $68.6 million associated with the proposed sale of these properties.

3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

	December 31,
(In thousands)	2019	2018
Proved oil and gas properties	$6,508,443	$5,717,145
Unproved oil and gas properties	133,475	194,435
Land, buildings and other equipment	104,700	94,797
	6,746,618	6,006,377
Accumulated depreciation, depletion and amortization	(2,890,912)	(2,542,771)
	$3,855,706	$3,463,606

Impairment of Oil and Gas Properties
In December 2017, the Company recorded an impairment of $414.3 million associated with its Eagle Ford Shale oil and gas properties located in south Texas. The impairment of these properties was due to the anticipated sale of these assets, as demonstrated by the execution of a purchase and sale agreement with a third party on December 19, 2017. These assets were reduced to fair value of approximately $765.6 million.
In June 2017, the Company recorded an impairment of $68.6 million associated with its proposed sale of oil and gas properties and related pipeline assets located in West Virginia, Virginia and Ohio. These assets were reduced to fair value of approximately $37.9 million.
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
Capitalized Exploratory Well Costs
The following table reflects the net changes in capitalized exploratory well costs:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$—	$19,511	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	—	—	19,511
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—	—	—
Capitalized exploratory well costs charged to expense	—	(19,511)	—
Balance at end of period	$—	$—	$19,511

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed:

	December 31,
(In thousands)	2019	2018	2017
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$—	$—	$19,511
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—	—
	$—	$—	$19,511

4. Equity Method Investments
Activity related to the Company's equity method investments is as follows:

	Constitution			Meade			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Balance at beginning of period	$—	$732	$96,850	$163,181	$85,345	$32,674	$163,181	$86,077	$129,524
Contributions	725	500	4,350	8,613	76,763	52,689	9,338	77,263	57,039
Distributions	—	—	—	(17,453)	(1,296)	—	(17,453)	(1,296)	—
Earnings (loss) on equity method investments	(10,125)	(1,232)	(100,468)	90,621	2,369	(18)	80,496	1,137	(100,486)
Reclassification of accumulated losses(1)	9,400	—	—	—	—	—	9,400	—	—
Sale of investment	—	—	—	(244,962)	—	—	(244,962)	—	—
Balance at end of period	$—	$—	$732	$—	$163,181	$85,345	$—	$163,181	$86,077
_______________________________________________________________________________
(1) Amount is included in accounts payable in the Consolidated Balance Sheet as of December 31, 2019.
Constitution Pipeline Company, LLC
In April 2012, the Company acquired a 25 percent equity interest in Constitution Pipeline Company, LLC (Constitution), which was formed to develop, construct and operate a 124-mile large diameter pipeline to transport natural gas from northeast Pennsylvania to both the New England and New York markets.
As of December 31, 2017, as a result of the ongoing legal and regulatory challenges associated with the project, the Company evaluated its investment in Constitution for other than temporary impairment (OTTI). At that time, the Company recorded an OTTI of $95.9 million, reducing its investment in Constitution to its estimated fair value. Fair value was determined using a market approach.
Although Constitution received a certificate of public convenience and necessity from the Federal Energy and Regulatory Commission (FERC) to construct the proposed pipeline and obtained, among other approvals, a waiver of the water quality certification under Section 401 of the Clean Water Act for the New York portion of the project, the members of Constitution, following extensive evaluation and discussions regarding the diminished underlying economics for this project, have elected to not proceed with the project. As a result of this decision, as of December 31, 2019, the Company recorded a liability of $9.4 million which represents its estimated remaining obligations associated with the project.
On February 10, 2020, the Company sold its 25 percent equity interest in Constitution to Williams Partners Operating LLC (Williams). The Company did not receive any proceeds and paid Williams $9.4 million that was previously accrued. Upon closing of the sale, the Company has no further obligations with respect to the project.
Meade Pipeline Co LLC
In February 2014, the Company acquired a 20 percent equity interest in Meade, which was formed to participate in the development and construction of the Central Penn Line, a 177-mile pipeline operated by Transcontinental Gas Pipe Line Company, LLC (Transco) that transports natural gas from Susquehanna County, Pennsylvania to an interconnect with Transco’s mainline in Lancaster County, Pennsylvania. The Central Penn Line is owned by Transco and Meade in proportion to their respective ownership percentages of approximately 61 percent and 39 percent, respectively. The Central Penn Line was placed into service on October 6, 2018.
In November 2019, the Company sold its 20 percent ownership interest in Meade to a subsidiary of NextEra Energy Partners, LP for net proceeds of $249.5 million and recognized a gain on sale of investment of $75.8 million. At closing, the Company was required to escrow $13.6 million related to certain contingencies related to the transaction. The cash held in escrow has been classified as restricted cash in the Consolidated Balance Sheet.

5. Debt and Credit Agreements
The Company's debt and credit agreements consisted of the following:

	December 31,
(In thousands)	2019	2018
Total debt
6.51% weighted-average senior notes (1)	$124,000	$124,000
5.58% weighted-average senior notes	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	7,000
Unamortized debt issuance costs	(3,975)	(4,896)
	$1,220,025	$1,226,104
_______________________________________________________________________________

(1)	Includes $87.0 million of current portion of long-term debt at December 31, 2019.
The Company has debt maturities of $87.0 million due in 2020, $188.0 million due in 2021, $62.0 million due in 2023 and $575.0 million due in 2024 associated with its senior notes. In addition, the revolving credit facility matures in April 2024. No other tranches of debt are due within the next five years.
At December 31, 2019, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
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
As of December 31, 2019, the Company has repaid $301.0 million of aggregate principal amount associated with the 6.51% weighted-average senior notes.

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
At December 31, 2019, there were no borrowings outstanding under the Company's revolving credit facility and unused commitments were $1.5 billion. The Company's weighted-average effective interest rate for the revolving credit facility during the year ended December 31, 2019 and 2018 was approximately 6.3 percent. At December 31, 2018, the Company had $7.0 million of borrowings outstanding under its revolving credit facility.
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

6. Derivative Instruments
As of December 31, 2019, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020					$2.27
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020	$—	$2.15	$2.36 - $2.38	$2.37

In early 2020, the Company entered into the following financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range	Weighted-Average	Range	Weighted- Average	Weighted- Average
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020					$2.28
Natural gas (NYMEX)	10,700,000	Apr. 2020 - Oct. 2020	$—	$2.15	$—	$2.38

Effect of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
(In thousands)	Balance Sheet Location	2019	2018	2019	2018
Commodity contracts	Derivative instruments (current)	$31	$57,665	9	$—

Offsetting of Derivative Assets and Liabilities in the Consolidated Balance Sheet

	December 31,
(In thousands)	2019	2018
Derivative assets
Gross amounts of recognized assets	$47	$60,105
Gross amounts offset in the consolidated balance sheet	(16)	(2,440)
Net amounts of assets presented in the consolidated balance sheet	31	57,665
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	—
Net amount	$31	$57,665

Derivative liabilities
Gross amounts of recognized liabilities	$25	$2,440
Gross amounts offset in the consolidated balance sheet	(16)	(2,440)
Net amounts of liabilities presented in the consolidated balance sheet	9	—
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	—
Net amount	$9	$—

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$138,450	$(41,631)	$8,056
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	(57,642)	86,063	8,870
	$80,808	$44,432	$16,926

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

7. Fair Value Measurements
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Assets
Deferred compensation plan	$18,381	$—	$—	$18,381
Derivative instruments	—	44	3	47
Total assets	$18,381	$44	$3	$18,428
Liabilities
Deferred compensation plan	$27,012	$—	$—	$27,012
Derivative instruments	—	—	25	25
Total liabilities	$27,012	$—	$25	$27,037

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2018
Assets
Deferred compensation plan	$14,699	$—	$—	$14,699
Derivative instruments	—	35,689	24,416	60,105
Total assets	$14,699	$35,689	$24,416	$74,804
Liabilities
Deferred compensation plan	$25,780	$—	$—	$25,780
Derivative instruments	—	—	2,440	2,440
Total liabilities	$25,780	$—	$2,440	$28,220

The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using a market credit spread provided by the Company's bank. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$21,976	$(28,398)	$(15,868)
Total gain (loss) included in earnings	24,794	31,184	(1,866)
Settlement (gain) loss	(46,792)	19,190	(10,664)
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$(22)	$21,976	$(28,398)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(22)	$19,732	$(28,398)

There were no transfers between Level 1 or Level 2 fair value measurements for the years ended December 31, 2019, 2018 and 2017.
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or impairments of equity method investments, at fair value on a nonrecurring basis. The Company recorded an impairment charge related to certain oil and gas properties during the year ended December 31, 2017. The Company also recorded an other than temporary impairment of its equity method investment in Constitution during the year ended December 31, 2017. Refer to Notes 3 and 4 for additional disclosures related to fair value associated with the impaired assets. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of December 31, 2019, 2018 and 2017, additional disclosures were not required.
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
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments. Cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy and the remaining financial instruments are classified as Level 2.
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
The carrying amount and fair value of debt is as follows:

	December 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,220,025	$1,260,259	$1,226,104	$1,202,994
Current maturities	(87,000)	(88,704)	—	—
Long-term debt, excluding current maturities	$1,133,025	$1,171,555	$1,226,104	$1,202,994

8. Asset Retirement Obligations
Activity related to the Company's asset retirement obligations is as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Balance at beginning of period	$51,622	$48,553
Liabilities incurred	7,646	5,152
Liabilities settled	(1,280)	(1,035)
Liabilities divested	(187)	(3,809)
Accretion expense	3,430	2,541
Change in estimate	10,867	220
Balance at end of period	72,098	51,622
Less: current asset retirement obligation	(500)	(1,000)
Noncurrent asset retirement obligation	$71,598	$50,622

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
As of December 31, 2019, the Company's future minimum obligations under transportation and gathering agreements are as follows:

(In thousands)
2020	$100,165
2021	155,573
2022	158,947
2023	143,875
2024	136,378
Thereafter	823,210
$1,518,148

Lease Commitments
The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Operating leases are included in operating lease right-of-use assets (ROU assets) and operating lease liabilities (current and non-current) in the Consolidated Balance Sheet. The Company does not have any finance leases at December 31, 2019.
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

The Company has operating leases for office space, drilling rig commitments, surface use agreements, compressor services and other leases. The leases have remaining terms ranging from three months to 26 years, including options to extend leases that the Company is reasonably certain to exercise. During the year ended December 31, 2019, the Company recognized operating lease cost and variable lease cost of $11.5 million and $6.6 million, respectively.
Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days to one year. Lease cost of $267.9 million was recognized on short-term leases during the year ended December 31, 2019. Certain lease costs are capitalized and included in Properties and equipment, net in the Consolidated Balance Sheet because they relate to drilling and completion activities, while other costs are expensed because they relate to production and administrative activities.
As of December 31, 2019, the Company’s future undiscounted minimum cash payment obligations for its operating lease liabilities are as follows:

(In thousands)	Year Ending December 31,
2020	$4,831
2021	4,767
2022	4,589
2023	4,625
2024	4,665
Thereafter	25,422
Total undiscounted future lease payments	48,899
Present value adjustment	(13,098)
Net operating lease liabilities	$35,801

Supplemental cash flow information related to leases was as follows:

(In thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,614
Investing cash flows from operating leases	$6,647
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is summarized below:

December 31, 2019
Weighted-average remaining lease term (in years)
Operating leases	12.1
Weighted-average discount rate
Operating leases	5.0%

Lease Commitments (Topic 840)
Future minimum rental commitments under non-cancelable leases in effect at December 31, 2018 are as follows:

(In thousands)
2019	$5,571
2020	5,684
2021	4,777
2022	1,659
2023	1,691
Thereafter	2,852
$22,234

The table above was prepared under the guidance of Topic 840. As discussed in Note 1 above, the Company adopted the guidance of Topic 842 effective January 1, 2019.

Rent expense under cancelable and non-cancelable leases totaled $9.3 million and $9.7 million for the years ended December 31, 2018 and 2017, respectively.
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
10. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Year Ended December 31,
(In thousands)	2019	2018	2017(1)
OPERATING REVENUES
Natural gas	$1,985,240	$1,881,150	$1,506,078
Crude oil and condensate	—	48,722	212,338
Brokered natural gas	—	209,530	17,217
Other	229	4,314	11,660
Total revenues from contracts with customers	$1,985,469	$2,143,716	$1,747,293
_______________________________________________________________________________

(1)	Prior period amounts have not been adjusted under the modified retrospective method.
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
As of December 31, 2019, the Company has $9.5 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from four to 19 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $209.2 million and $363.0 million as of December 31, 2019 and 2018, respectively, and are reported in accounts receivable, net on the Consolidated Balance Sheet. As of December 31, 2019 and 2018, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.

11. Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the Tax Act) which significantly changed U.S. corporate income tax laws beginning, generally, in 2018. These changes included, among others, (i) a permanent reduction of the U.S. corporate income tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, (ii) elimination of the corporate alternative minimum tax, (iii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iv) limitation on the tax deduction for interest expense to 30 percent of adjusted taxable income, (v) limitation of the deduction for net operating losses to 80 percent of current year taxable income and elimination of net operating loss carrybacks, and (vi) elimination of many business deductions and credits, including the domestic production activities deduction, the deduction for entertainment expenditures, and the deduction for certain executive compensation in excess of $1 million. The 2019 and 2018 tax provisions reflect the legislative changes noted above, including the new corporate tax rate of 21 percent.
Income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current
Federal	$(29,584)	$(95,191)	$(9,531)
State	4,320	6,682	1,816
	(25,264)	(88,509)	(7,715)
Deferred
Federal	233,136	230,643	(313,938)
State	11,282	(1,040)	(7,175)
	244,418	229,603	(321,113)
Income tax expense (benefit)	$219,154	$141,094	$(328,828)

Income tax expense (benefit) was different than the amounts computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2019		2018		2017
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" federal income tax	$189,047	21.00%	$146,609	21.00%	$(79,952)	35.00%
State income tax, net of federal income tax benefit	14,773	1.64%	11,850	1.70%	(4,239)	1.86%
Deferred tax adjustment related to change in overall state tax rate	(660)	(0.07)%	(15,208)	(2.18)%	(48)	0.02%
Valuation allowance	17,676	1.96%	8,975	1.29%	(505)	0.22%
Provision to return adjustments	(1,966)	(0.22)%	(1,773)	(0.25)%	(3,242)	1.42%
Excess stock compensation	(918)	(0.10)%	327	0.05%	2,965	(1.30)%
Tax Act	—	—%	(11,367)	(1.63)%	(242,875)	106.32%
Other, net	1,202	0.13%	1,681	0.24%	(932)	0.41%
Income tax expense (benefit)	$219,154	24.34%	$141,094	20.21%	$(328,828)	143.95%

In 2019, the Company's overall effective tax rate increased compared to 2018, primarily due to larger tax benefits recorded in 2018 compared to 2019 related to the Tax Act and changes in the overall state tax rate. The overall effective tax rate was significantly higher in 2017 due to the Tax Act, where the Company recorded an income tax benefit of $242.9 million resulting from the remeasurement of its net deferred tax liabilities based on the new lower corporate income tax rate.
Excluding the discrete impact of the Tax Act, the adjusted effective tax rates were 24.3 percent for 2019, 21.8 percent for 2018 and 37.6 percent for 2017. The effective tax rate was lower in 2019 and 2018 than in 2017 primarily due to the reduction of the U.S. corporate income tax rate from 35 percent to 21 percent.

The composition of net deferred tax liabilities is as follows:

	December 31,
(In thousands)	2019	2018
Deferred Tax Assets
Net operating losses	$22,360	$56,769
Alternative minimum tax credits	22,120	114,149
Foreign tax credits	—	3,473
Other business credits	—	3,380
Incentive compensation	17,776	17,378
Deferred compensation	5,463	5,690
Post-retirement benefits	7,847	6,799
Equity method investments	21,454	20,746
Capital loss carryforward	—	8,877
Other	1,336	2,957
Less: valuation allowance	(31,763)	(14,943)
Total	66,593	225,275
Deferred Tax Liabilities
Properties and equipment	768,692	670,704
Derivative instruments	5	13,168
Total	768,697	683,872
Net deferred tax liabilities	$702,104	$458,597

As of December 31, 2019, the Company had fully utilized its federal net operating loss (NOL) carryforward, foreign tax credits, and other business credit carryforwards. The Company did have a remaining AMT credit carryforward balance of $22.1 million, which is expected to be fully utilized to offset regular income taxes in 2020. The Company also had gross state NOL carryforwards of $390.1 million, the majority of which will not expire until 2025 through 2039.
At December 31, 2019, the Company had $13.6 million of valuation allowances on the deferred tax benefits related to state NOLs, and recorded a valuation allowance of $18.1 million on the deferred tax benefits related to its equity method investments. The Company believes it is more likely than not that the remainder of its deferred tax benefits will be utilized prior to their expiration.
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of year	$16,850	$663	$663
Additions for tax positions of prior years	—	16,187	—
Reductions for tax positions of prior years	(16,330)	—	—
Balance at end of year	$520	$16,850	$663

During 2019, the Company released a $16.3 million net reserve for unrecognized tax benefits related to alternative minimum tax associated with uncertain tax positions and a $3.1 million liability for accrued interest associated with the uncertain tax positions. The release of the net reserve did not have a material impact on the Company's effective tax rate. As of December 31, 2019, the Company had a $0.5 million reserve for unrecognized tax benefits related to the allocation of certain gains associated with its divestitures for purposes of computing state income taxes. If recognized, the net tax benefit of $0.5 million would not have a material effect on the Company's effective tax rate.
The Company files income tax returns in the U.S. federal, various states and other jurisdictions. The Company is no longer subject to examinations by state authorities before 2012 or by federal authorities before 2013. The Company is currently under examination by the Internal Revenue Service for its 2014 through 2017 tax years. The Company believes that appropriate provisions have been made for all jurisdictions and all open years, and that any assessment on these filings will not have a material impact on the Company's financial position, results of operations or cash flows.
12. Employee Benefit Plans
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
The Company provided postretirement benefits to 310 retirees and their dependents at the end of 2019 and 337 retirees and their dependents at the end of 2018.
Obligations and Funded Status
The funded status represents the difference between the accumulated benefit obligation of the Company's postretirement plan and the fair value of plan assets at December 31. The postretirement plan does not have any plan assets; therefore, the unfunded status is equal to the amount of the December 31 accumulated benefit obligation.
The change in the Company's postretirement benefit obligation is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$29,777	$31,050	$37,482
Service cost	1,533	1,776	1,508
Interest cost	1,283	1,172	1,097
Actuarial (gain) loss	3,279	(3,165)	5,156
Benefits paid	(1,434)	(1,056)	(1,204)
Curtailments(1)	—	—	(4,346)
Plan amendments	—	—	(8,643)
Benefit obligation at end of year	$34,438	$29,777	$31,050
Change in Plan Assets
Fair value of plan assets at end of year	—	—	—
Funded status at end of year	$(34,438)	$(29,777)	$(31,050)
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

Amounts Recognized in the Balance Sheet
Amounts recognized in the balance sheet consist of the following:

	December 31,
(In thousands)	2019	2018	2017
Current liabilities	$1,725	$1,865	$1,654
Non-current liabilities	32,713	27,912	29,396
	$34,438	$29,777	$31,050

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Amounts recognized in accumulated other comprehensive income (loss) consist of the following:

	December 31,
(In thousands)	2019	2018	2017
Net actuarial (gain) loss	$(3,787)	$(1,253)	$1,912
Prior service cost	2,025	(4,497)	(5,206)
	$(1,762)	$(5,750)	$(3,294)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Components of Net Periodic Postretirement Benefit Cost
Service cost	$1,533	$1,776	$1,508
Interest cost	1,283	1,172	1,097
Amortization of prior service cost	(709)	(709)	(1,183)
Net periodic postretirement cost	2,107	2,239	1,422
Recognized curtailment gain	—	—	(4,917)
Total post retirement cost (income)	$2,107	$2,239	$(3,495)
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$3,279	$(3,165)	$4,178
Prior service cost	—	—	(8,643)
Amortization of prior service cost	709	709	2,733
Total recognized in other comprehensive income	3,988	(2,456)	(1,732)
Total recognized in net periodic benefit cost (income) and other comprehensive income	$6,095	$(217)	$(5,227)

Assumptions
Assumptions used to determine projected postretirement benefit obligations and postretirement costs are as follows:

	December 31,
	2019	2018	2017
Discount rate(1)	3.50%	4.45%	3.85%
Health care cost trend rate for medical benefits assumed for next year (pre-65)	7.00%	7.25%	7.50%
Health care cost trend rate for medical benefits assumed for next year (post-65)	5.25%	5.50%	5.75%
Ultimate trend rate (pre-65)	4.50%	4.50%	4.50%
Ultimate trend rate (post-65)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (pre-65)	2030	2030	2030
Year that the rate reaches the ultimate trend rate (post-65)	2023	2023	2023
_______________________________________________________________________________

(1)
Represents the year end rates used to determine the projected benefit obligation. To compute postretirement cost in 2019, 2018 and 2017, respectively, the beginning of year discount rates of 4.45 percent, 3.85 percent and 3.85 percent were used.

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

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$639	$(483)
Effect on postretirement benefit obligation	5,765	(4,508)

Cash Flows
Contributions.    The Company expects to contribute approximately $1.8 million to the postretirement benefit plan in 2020.
Estimated Future Benefit Payments.    The following estimated benefit payments under the Company's postretirement plans, which reflect expected future service, are expected to be paid as follows:

(In thousands)
2020	$1,755
2021	1,726
2022	1,768
2023	1,798
2024	1,765
Years 2025 - 2029	8,559

Savings Investment Plan
The Company has a Savings Investment Plan (SIP), which is a defined contribution plan. The Company matches a portion of employees' contributions in cash. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company matches employee contributions dollar-for-dollar, up to the maximum IRS limit, on the first six percent of an employee's pretax earnings. The SIP also provides for discretionary profit sharing contributions in an amount equal to 10 percent of an eligible plan participant's salary and bonus. During the years ended December 31, 2019, 2018 and 2017, the Company made contributions of $5.8 million, $5.9 million and $6.5 million, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations. The Company's common stock is an investment option within the SIP.
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
Under the deferred compensation plan, the participants direct the deemed investment of amounts credited to their accounts. The trust assets are invested in either mutual funds that cover the investment spectrum from equity to money market, or may include holdings of the Company's common stock, which is funded by the issuance of shares to the trust. The mutual funds are publicly traded and have market prices that are readily available. The Company's common stock is not currently an investment option in the deferred compensation plan. Shares of the Company's stock currently held in the deferred compensation plan represent vested performance share awards that were previously deferred into the rabbi trust. Settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The market value of the trust assets, excluding the Company's common stock, was $18.4 million and $14.7 million at December 31, 2019 and 2018, respectively, and is included in other assets in the Consolidated Balance Sheet. Related liabilities, including the Company's common stock, totaled $27.0 million and $25.8 million at December 31, 2019 and 2018, respectively, and are included in other liabilities in the Consolidated Balance Sheet. With the exception of the Company's common stock, there is no impact on earnings or earnings per share from the changes in market value of the deferred compensation plan assets because the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants.
As of December 31, 2019 and 2018, 495,774 shares and 495,774 shares of the Company's common stock were held in the rabbi trust, respectively. These shares were recorded at the market value on the date of deferral, which totaled $5.1 million and $5.1 million at December 31, 2019 and 2018, respectively, and is included in additional paid-in capital in stockholders' equity in the Consolidated Balance Sheet. The Company recognized compensation (benefit) expense of ($2.4 million), ($3.1 million) and $2.6 million in 2019, 2018 and 2017, respectively, which is included in general and administrative expense in the Consolidated Statement of Operations representing the increase (decrease) in the closing price of the Company's shares held in the trust. The Company's common stock issued to the trust is not considered outstanding for purposes of calculating basic earnings per share, but is considered a common stock equivalent in the calculation of diluted earnings per share.
The Company made contributions to the deferred compensation plan of $1.0 million, $1.1 million and $1.0 million in 2019, 2018 and 2017, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations.
13. Capital Stock
Incentive Plans
On May 1, 2014, the Company’s shareholders approved the 2014 Incentive Plan. Under the 2014 Incentive Plan, incentive and non-statutory stock options, stock appreciation rights (SARs), stock awards, cash awards and performance share awards may be granted to key employees, consultants and officers of the Company. Non-employee directors of the Company may be granted discretionary awards under the 2014 Incentive Plan consisting of stock options or stock awards. A total of 18.0 million shares of common stock may be issued under the 2014 Incentive Plan. Under the 2014 Incentive Plan, no more than 10.0 million shares may be issued pursuant to incentive stock options. No additional awards may be granted under the 2014 Incentive Plan on or after May 1, 2024. At December 31, 2019, approximately 12.8 million shares are available for issuance under the 2014 Incentive Plan.
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
During the years ended December 31, 2019, 2018 and 2017, the Company repurchased 25.5 million shares for a total cost of $488.5 million, 38.5 million shares for a total cost of $904.1 million and 5.0 million shares for a total cost of $123.7 million, respectively. Since the authorization date and subsequent authorizations, the Company has repurchased 99.0 million shares, of which 20.0 million shares have been retired, for a total cost of approximately $1.9 billion. No treasury shares have been delivered or sold by the Company subsequent to the repurchase.
In July 2019, the Board of Directors authorized an increase of 25.0 million shares to the Company’s share repurchase program. As of December 31, 2019, 79.0 million shares were held as treasury stock and 11.0 million shares were available for repurchase under the share repurchase plan.
Dividend Restrictions
The Board of Directors of the Company determines the amount of future cash dividends, if any, to be declared and paid on the common stock depending on, among other things, the Company's financial condition, funds from operations, the level of its capital and exploration expenditures, and its future business prospects. None of the senior note or credit agreements in place have restricted payment provisions or other provisions limiting dividends
In April 2019, the Board of Directors approved an increase in the quarterly dividend on the Company's common stock from $0.07 per share to $0.09 per share. In October 2019, the Board of Directors approved an additional increase in the quarterly dividend on the Company's common stock from $0.09 per share to $0.10 per share.

14. Stock-Based Compensation
General
Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was $30.8 million, $33.1 million and $34.0 million, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.
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
The Company used an annual forfeiture rate assumption of five percent for purposes of recognizing stock-based compensation expense for restricted stock awards. The annual forfeiture rates were based on the Company's actual forfeiture history for this type of award to various employee groups.
The following table is a summary of restricted stock award activity:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	150,293	$28.12	161,450	$28.00	43,175	$33.87
Granted	55,500	25.29	—	—	158,500	28.05
Vested	(143,959)	28.29	(7,157)	25.17	(40,225)	34.49
Forfeited	(3,000)	25.29	(4,000)	28.45	—	—
Outstanding at end of period(1)(2)	58,834	$25.19	150,293	$28.12	161,450	$28.00
__________________________________________________________________

(1)
As of December 31, 2019, the aggregate intrinsic value was $1.0 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2019 by the number of non-vested restricted stock awards outstanding.

(2)	As of December 31, 2019, the weighted average remaining contractual term of non-vested restricted stock awards outstanding was 2.2 years.
Compensation expense recorded for all restricted stock awards for the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $2.8 million and $0.5 million, respectively. Unamortized expense as of December 31, 2019 for all outstanding restricted stock awards was $1.1 million and will be recognized over the next 2.5 years.
The total fair value of restricted stock awards that vested during 2019, 2018 and 2017 was $4.1 million, $0.2 million and $0.9 million, respectively.
Restricted Stock Units
Restricted stock units are granted from time to time to non-employee directors of the Company. The fair value of the restricted stock units is based on the closing stock price on the grant date. These units vest immediately and compensation expense is recorded immediately. Restricted stock units are issued when the director ceases to be a director of the Company.

The following table is a summary of restricted stock unit activity:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	490,415	$17.41	407,563	$16.17	348,538	$15.01
Granted and fully vested	83,804	24.70	82,852	23.47	59,025	23.04
Issued	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of period(1)(2)	574,219	$18.47	490,415	$17.41	407,563	$16.17
_______________________________________________________________________________

(1)
As of December 31, 2019, the aggregate intrinsic value was $10.0 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2019 by the number of outstanding restricted stock units.

(2)	Due to the immediate vesting of the units and the unknown term of each director, the weighted-average remaining contractual term in years has not been provided.
Compensation expense recorded for all restricted stock units for the year ended December 31, 2019, 2018 and 2017 was $2.1 million, $1.9 million and $1.4 million, respectively, which reflects the total fair value of these units.
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
Employee Performance Share Awards.    The Employee Performance Share Awards vest at the end of the three-year performance period. An employee will earn one-third of the award for each of the three performance metrics that the Company meets. These performance metrics are set by the Company's Compensation Committee and are based on the Company's average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company's probability assessment at December 31, 2019, it is considered probable that all of the criteria for these awards will be met.

The following table is a summary of activity for Employee Performance Share Awards:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	1,280,021	$22.22	1,095,970	$23.31	993,530	$27.26
Granted	526,730	24.95	531,670	23.25	406,460	22.60
Issued and fully vested	(388,370)	20.49	(315,970)	27.71	(225,780)	39.43
Forfeited	(159,094)	24.29	(31,649)	22.33	(78,240)	23.20
Outstanding at end of period	1,259,287	$23.64	1,280,021	$22.22	1,095,970	$23.31

Hybrid Performance Share Awards.    The Hybrid Performance Share Awards have a three-year graded performance period. The awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company's Compensation Committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company's probability assessment at December 31, 2019, it is considered probable that the criteria for these awards will be met.
The following table is a summary of activity for the Hybrid Performance Share Awards:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	662,388	$22.48	574,354	$22.72	479,784	$25.12
Granted	315,029	24.95	321,720	23.25	272,920	22.60
Issued and fully vested	(284,629)	21.78	(233,686)	24.12	(178,350)	29.01
Forfeited	—	—	—	—	—	—
Outstanding at end of period	692,788	$23.90	662,388	$22.48	574,354	$22.72

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

The following table is a summary of activity for the TSR Performance Share Awards:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)
Outstanding at beginning of period	1,299,868	$19.47	1,109,708	$19.23	885,213	$21.62
Granted	536,673	20.63	482,581	19.92	409,380	19.85
Issued and fully vested	(407,907)	18.57	(292,421)	19.29	(157,147)	32.04
Forfeited	—	—	—	—	(27,738)	32.04
Outstanding at end of period	1,428,634	$20.17	1,299,868	$19.47	1,109,708	$19.23
_______________________________________________________________________________

(1)	The grant date fair value figures in this table represent the fair value of the equity component of the performance share awards.
The current portion of the liability, included in accrued liabilities in the Consolidated Balance Sheet at December 31, 2019 and 2018 was $6.1 million and $5.0 million, respectively. The non-current portion of the liability for the TSR Performance Share Awards, included in other liabilities in the Consolidated Balance Sheet at December 31, 2019 and 2018, was $4.1 million and $7.9 million, respectively. The Company made cash payments during the years ended December 31, 2019 and 2018 of $5.0 million and $3.3 million, respectively. There were no cash payments made during the year ended December 31, 2017.
    The following assumptions were used to determine the grant date fair value of the equity component of the TSR Performance Share Awards for the respective periods:

	Year Ended December 31,
	2019	2018	2017
Fair value per performance share award granted during the period	$20.63	$19.92	$19.85
Assumptions
Stock price volatility	31.3%	37.3%	37.8%
Risk free rate of return	2.5%	2.4%	1.4%

The following assumptions were used to determine the fair value of the liability component of the TSR Performance Share Awards for the respective periods:

	December 31,
	2019	2018	2017
Fair value per performance share award at the end of the period	$6.18 - $14.80	$15.15 - $20.12	$13.23 - $21.64
Assumptions
Stock price volatility	29.8% - 30.4%	29.9% - 31.1%	29.1% - 36.7%
Risk free rate of return	1.6%	2.5% - 2.6%	1.8% - 1.9%

The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date.
Other Information
Compensation expense recorded for both the equity and liability components of all performance share awards for the years ended December 31, 2019, 2018 and 2017 was $28.8 million, $30.6 million and $29.1 million, respectively. Total unamortized compensation expense related to the equity component of performance shares at December 31, 2019 was $27.2 million and will be recognized over the next 2.5 years.
As of December 31, 2019, the aggregate intrinsic value for all performance share awards was $58.9 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2019 by the number of unvested performance share awards outstanding. As of December 31, 2019, the weighted average remaining contractual term of unvested performance share awards outstanding was approximately 1.1 years.
On December 31, 2019, the performance period ended for two types of performance share awards that were granted in 2017. For the Employee Performance Share Awards, the calculation of the three-year average of the three internal performance metrics was completed in the first quarter of 2020 and was certified by the Compensation Committee in February 2020. As the Company achieved the three performance metrics, 347,070 shares with a grant date fair value of $7.8 million were issued in February 2020. For the TSR Performance Share Awards, 409,380 shares with a grant date fair value of $8.1 million were issued in January 2020 based on the Company's ranking relative to a predetermined peer group. Cash payments associated with these awards in the amount of $6.1 million were also made in January 2020 due to the Company's ranking relative to the peer group. The calculation of the award payout was certified by the Compensation Committee on January 3, 2020.
Deferred Performance Shares
As of December 31, 2019, 495,774 shares of the Company's common stock representing vested performance share awards were deferred into the deferred compensation plan. During 2019, no shares were sold out of the plan. During 2019, a decrease to the deferred compensation liability of $2.4 million was recognized, which represents the decrease in the closing price of the Company's shares held in the trust during the period. The decrease in compensation expense was included in general and administrative expense in the Consolidated Statement of Operations.
15. Earnings per Common Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated except that the common shares outstanding for the period is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock awards were vested or exercised at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Weighted-average shares - basic	415,514	445,538	463,735
Dilution effect of stock awards at end of period	1,937	2,030	1,816
Weighted-average shares - diluted	417,451	447,568	465,551

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	669	3	28

16. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, were as follows:

(In thousands)	Postretirement Benefits
Balance at December 31, 2016	$985
Other comprehensive income before reclassifications	2,815
Amounts reclassified from accumulated other comprehensive loss	(1,723)
Net current-period other comprehensive income	1,092
Balance at December 31, 2017	$2,077
Other comprehensive income before reclassifications	2,461
Amounts reclassified from accumulated other comprehensive loss	(101)
Net current-period other comprehensive income	2,360
Balance at December 31, 2018	$4,437
Other comprehensive income before reclassifications	(2,530)
Amounts reclassified from accumulated other comprehensive loss	(547)
Net current-period other comprehensive income	(3,077)
Balance at December 31, 2019	$1,360

Amounts reclassified from accumulated other comprehensive income into the Consolidated Statement of Operations were as follows:

	Year Ended December 31,			Affected Line Item in the Consolidated Statement of Operations
(In thousands)	2019	2018	2017
Postretirement benefits
Amortization of prior service cost	$709	$709	$2,733	General and administrative expense
Total before tax	709	709	2,733	Income before income taxes
Income tax expense	(162)	(162)	(1,010)	Income tax expense
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	—	(446)	—	Retained earnings
Total reclassifications for the period	$547	$101	$1,723	Net income

17. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
(In thousands)	2019	2018
Accounts receivable, net
Trade accounts	$209,200	$362,973
Other accounts	1,007	668
	210,207	363,641
Allowance for doubtful accounts	(1,184)	(1,238)
	$209,023	$362,403
Other assets
Deferred compensation plan	$18,381	$14,699
Debt issuance cost	8,938	4,572
Income taxes receivable	—	8,165
Operating lease right-of-use assets	35,916	—
Other accounts	56	61
	$63,291	$27,497
Accounts payable
Trade accounts	$21,663	$30,033
Royalty and other owners	36,191	61,507
Accrued transportation	55,586	50,540
Accrued capital costs	40,337	43,207
Taxes other than income	16,971	19,824
Income taxes payable	—	1,134
Other accounts	19,063	35,694
	$189,811	$241,939
Accrued liabilities
Employee benefits	$22,727	$21,761
Taxes other than income	3,850	1,472
Operating lease liabilities	3,124	—
Other accounts	1,589	1,994
	$31,290	$25,227
Other liabilities
Deferred compensation plan	$27,012	$25,780
Operating lease liabilities	32,677	—
Other accounts	8,595	34,391
	$68,284	$60,171

18. Supplemental Cash Flow Information

	Year Ended December 31,
(In thousands)	2019	2018	2017
Cash paid for interest and income taxes
Interest	$57,475	$80,069	$79,846
Income taxes	7,808	4,635	40,626

As of December 31, 2019, cash, cash equivalents and restricted cash included in the Consolidated Statement of Cash Flows includes cash and cash equivalents of $200.2 million and restricted cash of $13.6 million.

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
Estimates of total proved reserves at December 31, 2019, 2018 and 2017 were based on studies performed by the Company's petroleum engineering staff. The estimates were computed using the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year. The estimates were audited by Miller and Lents, Ltd. (Miller and Lents), who indicated that based on their investigation and subject to the limitations described in their audit letter, they believe the results of those estimates and projections were reasonable in the aggregate.
No major discovery or other favorable or unfavorable event after December 31, 2019, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables illustrate the Company's net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located within the continental United States.

	Natural Gas (Bcf)	Crude Oil & NGLs (Mbbl)(1)	Total (Bcfe)(2)
December 31, 2016	8,281	49,172	8,576
Revision of prior estimates(3)	917	1,892	928
Extensions, discoveries and other additions(4)	1,138	16,329	1,236
Production	(655)	(4,953)	(685)
Sales of reserves in place(5)	(328)	(188)	(329)
December 31, 2017	9,353	62,252	9,726
Revision of prior estimates(6)	776	677	780
Extensions, discoveries and other additions(4)	2,243	—	2,244
Production	(730)	(829)	(735)
Sales of reserves in place(7)	(38)	(61,980)	(410)
December 31, 2018	11,604	120	11,605
Revision of prior estimates(8)	48	(48)	47
Extensions, discoveries and other additions(4)	2,116	—	2,116
Production	(865)	—	(865)
Sales of reserves in place	—	(50)	—
December 31, 2019	12,903	22	12,903
Proved Developed Reserves
December 31, 2016	5,500	20,442	5,623
December 31, 2017	6,001	31,066	6,187
December 31, 2018	7,402	107	7,403
December 31, 2019	8,056	22	8,056
Proved Undeveloped Reserves
December 31, 2016	2,781	28,730	2,953
December 31, 2017	3,352	31,186	3,539
December 31, 2018	4,202	13	4,202
December 31, 2019	4,847	—	4,847
_______________________________________________________________________________

(1)
There were no significant NGL reserves for 2019 and 2018. For 2017, NGL reserves were less than one percent of the Company's total proved equivalent reserves 13.7 percent of the Company's proved crude oil and NGL reserves.

(2)	Includes natural gas and natural gas equivalents determined by using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or NGLs.

(3)
The net upward revision of 928 Bcfe was primarily due to an upward revision of 863 Bcfe associated with positive drilling results in the Dimock field in northeast Pennsylvania and 103 Bcfe associated with higher commodity prices, partially offset by a downward revision of 38 Bcfe associated with PUD reclassifications.

(4)
Extensions, discoveries and other additions were primarily related to drilling activity in the Dimock field located in northeast Pennsylvania. The Company added 2,116 Bcfe, 2,243 Bcfe and 1,129 Bcfe of proved reserves in this field in 2019, 2018 and 2017, respectively.

(5)	Sales of reserves in place were primarily related to the divestiture of certain oil and gas properties in West Virginia, Virginia and Ohio in September 2017 which represented 322 Bcfe.

(6)
The net upward revision of 780 Bcfe was primarily due to an upward revision of 1,123 Bcfe associated with positive drilling results in the Dimock field in northeast Pennsylvania, partially offset by a downward revision of 345 Bcfe associated with PUD reclassifications.

(7)
Sales of reserves in place were primarily related to the divestiture of certain oil and gas properties in Eagle Ford Shale in February 2018 and the Haynesville Shale in July 2018 which represented 404 Bcfe and 6 Bcfe, respectively.

(8)
The net upward revision of 47 Bcfe was primarily due to a net upward performance revision of 67 Bcfe, partially offset by a downward revision of 18 Bcfe associated with PUD reclassifications as a result of the five year limitation. The net upward performance revision of 67 Bcfe was primarily due to an upward revision of 417 Bcfe associated with our PUD reserves due to performance revisions and the drilling of longer lateral length wells, partially offset by a downward performance revision of 350 Bcfe related to certain proved developed producing properties.

Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:

	December 31,
(In thousands)	2019	2018	2017
Aggregate capitalized costs relating to oil and gas producing activities	$6,676,122	$5,995,194	$7,472,653
Aggregate accumulated depreciation, depletion and amortization	(2,861,014)	(2,540,068)	(3,630,855)
Net capitalized costs	$3,815,108	$3,455,126	$3,841,798
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in property acquisition, exploration and development activities were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Property acquisition costs, proved	$—	$—	$—
Property acquisition costs, unproved	6,072	29,851	102,265
Exploration costs	20,270	94,309	41,232
Development costs	761,326	778,574	617,500
Total costs	$787,668	$902,734	$760,997
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

The average prices (adjusted for basis and quality differentials) related to proved reserves are as follows:

	Year Ended December 31,
	2019	2018	2017
Natural gas	$2.35	$2.58	$2.33
Crude oil	$55.80	$65.21	$49.26
NGLs	$—	$21.64	$20.64
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
Standardized Measure is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Future cash inflows	$30,302,480	$29,904,474	$24,602,423
Future production costs	(10,039,294)	(8,702,734)	(9,080,268)
Future development costs(1)	(2,006,167)	(1,766,796)	(1,901,647)
Future income tax expenses	(4,042,787)	(4,166,089)	(2,585,022)
Future net cash flows	14,214,232	15,268,855	11,035,486
10% annual discount for estimated timing of cash flows	(8,353,115)	(8,785,547)	(6,025,040)
Standardized measure of discounted future net cash flows	$5,861,117	$6,483,308	$5,010,446
_______________________________________________________________________________

(1)	Includes $212.9 million, $193.5 million and $396.7 million in plugging and abandonment costs for the years ended December 31, 2019, 2018 and 2017, respectively.
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Beginning of year	$6,483,308	$5,010,446	$2,234,767
Discoveries and extensions, net of related future costs	1,075,839	1,280,499	729,429
Net changes in prices and production costs	(1,510,104)	2,078,479	2,709,183
Accretion of discount	813,480	596,569	261,504
Revisions of previous quantity estimates	28,310	586,494	538,318
Timing and other	(192,563)	(76,761)	(71,407)
Development costs incurred	468,748	338,297	405,264
Sales and transfers, net of production costs	(1,316,752)	(1,343,872)	(1,126,520)
Sales of reserves in place	(1,350)	(1,290,594)	(95,128)
Net change in income taxes	12,201	(696,249)	(574,964)
End of year	$5,861,117	$6,483,308	$5,010,446

CABOT OIL & GAS CORPORATION
SELECTED DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2019
Operating revenues	$641,681	$534,117	$429,111	$461,368	$2,066,277
Earnings on equity method investments (1)	3,684	3,650	3,860	69,302	80,496
Operating income	352,959	250,805	129,777	222,209	955,750
Net income	262,763	181,009	90,358	146,940	681,070
Basic earnings per share	0.62	0.43	0.22	0.36	1.64
Diluted earnings per share	0.62	0.43	0.22	0.36	1.63
2018
Operating revenues	$473,227	$453,447	$545,173	$716,301	$2,188,148
Operating income	177,044	78,029	176,051	340,677	771,801
Net income	117,231	42,431	122,337	275,044	557,043
Basic earnings per share	0.26	0.09	0.28	0.64	1.25
Diluted earnings per share	0.25	0.09	0.28	0.63	1.24
_______________________________________________________________________________
(1) Earnings on equity method investments in the fourth quarter of 2019 includes a gain on sale of $75.8 million associated with the Company's sale of its equity investment in Meade.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
As of December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to have a material effect on, the Company's internal control over financial reporting.
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
Cabot Oil & Gas Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2019, the Company's internal control over financial reporting is effective at a reasonable assurance level based on those criteria.
The effectiveness of Cabot Oil & Gas Corporation's internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2020 annual stockholders' meeting. In addition, the information set forth under the caption "Business—Other Business Matters—Corporate Governance Matters" in Item 1 regarding our Code of Business Conduct is incorporated by reference in response to this Item.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2020 annual stockholders' meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2020 annual stockholders' meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2020 annual stockholders' meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2020 annual stockholders' meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    INDEX
1.     Consolidated Financial Statements
See Index on page 53.
2.     Financial Statement Schedules
Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.
3.     Exhibits
The following instruments are included as exhibits to this report. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, copies of the instrument have been included herewith. The Company's file number with the SEC is 1-10447.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Form 8-K filed on January 22, 2010).
3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2012 (Form 10-Q for the quarter ended June 30, 2012).
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2014 (Form 10-Q for the quarter ended June 30, 2014).
3.4	Amended and Restated Bylaws of the Company (Form 8-K filed on July 29, 2016).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
4.3	Note Purchase Agreement dated as of July 16, 2008 among the Company and the Purchasers named therein (Form 8-K for July 22, 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
4.4	Note Purchase Agreement dated as of December 30, 2010 among the Company and the Purchasers named therein (Form 10-K for 2010).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
4.5	Note Purchase Agreement dated as of September 18, 2014 among the Company and the Purchasers named therein (Form 8-K filed on September 24, 2014).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 6, 2016 (Form 10-Q for the quarter ended March 31, 2016).
*10.1	Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 2008).
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
10.11
Second Amended and Restated Credit Agreement dated as of April 22, 2019, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as Syndication Agent and Joint Lead Arranger, Bank of Montreal, The Bank of Nova Scotia, Houston Branch, Citibank N.A., Compass Bank, Toronto Dominion (New York) LLC, U.S. Bank National Association and Wells Fargo, N.A. as Co-Documentation Agent, and the Lenders party thereto. (Form 10-Q for the quarter ended March 31, 2019).

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

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 25th of February 2020.

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

Signature	Title	Date

/s/ DAN O. DINGES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2020
Dan O. Dinges

/s/ SCOTT C. SCHROEDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2020
Scott C. Schroeder

/s/ TODD M. ROEMER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2020
Todd M. Roemer

/s/ DOROTHY M. ABLES	Director	February 25, 2020
Dorothy M. Ables

/s/ RHYS J. BEST	Director	February 25, 2020
Rhys J. Best

/s/ ROBERT S. BOSWELL	Director	February 25, 2020
Robert S. Boswell

/s/ AMANDA M. BROCK	Director	February 25, 2020
Amanda M. Brock

/s/ PETER B. DELANEY	Director	February 25, 2020
Peter B. Delaney

/s/ ROBERT KELLEY	Director	February 25, 2020
Robert Kelley

/s/ W. MATT RALLS	Director	February 25, 2020
W. Matt Ralls

/s/ MARCUS A. WATTS	Director	February 25, 2020
Marcus A. Watts