Form 10-Q
period 2020-03-31
CABOT OIL & GAS CORP
filed 2020-05-01
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2020, there were 398,575,510 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$202,842	$200,227
Restricted cash	11,595	13,556
Accounts receivable, net	135,697	209,023
Income taxes receivable	156,551	129,795
Inventories	18,249	13,932
Derivative instruments	16,085	31
Other current assets	770	1,684
Total current assets	541,789	568,248
Properties and equipment, net (Successful efforts method)	3,920,497	3,855,706
Other assets	59,889	63,291
	$4,522,175	$4,487,245
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$183,816	$189,811
Current portion of long-term debt	175,000	87,000
Accrued liabilities	21,409	31,290
Interest payable	6,952	19,933
Total current liabilities	387,177	328,034
Long-term debt, net	1,045,260	1,133,025
Deferred income taxes	746,108	702,104
Asset retirement obligations	77,029	71,598
Postretirement benefits	33,130	32,713
Other liabilities	65,076	68,284
Total liabilities	2,353,780	2,335,758

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2020 and 2019, respectively
Issued — 477,532,828 shares and 476,881,991 shares in 2020 and 2019, respectively	47,753	47,688
Additional paid-in capital	1,785,313	1,782,427
Retained earnings	2,157,306	2,143,213
Accumulated other comprehensive income	1,224	1,360
Less treasury stock, at cost:
78,957,318 shares and 78,957,318 shares in 2020 and 2019, respectively	(1,823,201)	(1,823,201)
Total stockholders' equity	2,168,395	2,151,487
	$4,522,175	$4,487,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
OPERATING REVENUES
Natural gas	$370,340	$633,174
Gain on derivative instruments	16,062	8,257
Other	55	250
	386,457	641,681
OPERATING EXPENSES
Direct operations	17,244	18,334
Transportation and gathering	143,332	137,333
Taxes other than income	3,738	5,847
Exploration	2,190	6,044
Depreciation, depletion and amortization	100,135	92,258
General and administrative	33,429	31,090
	300,068	290,906
Earnings (loss) on equity method investments	(59)	3,684
Gain (loss) on sale of assets	71	(1,500)
INCOME FROM OPERATIONS	86,401	352,959
Interest expense, net	14,211	12,181
Other expense	66	144
Income before income taxes	72,124	340,634
Income tax expense	18,214	77,871
NET INCOME	$53,910	$262,763

Earnings per share
Basic	$0.14	$0.62
Diluted	$0.13	$0.62

Weighted-average common shares outstanding
Basic	398,343	423,116
Diluted	399,897	425,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,910	$262,763
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	100,135	92,258
Deferred income tax expense	44,044	88,002
(Gain) loss on sale of assets	(71)	1,500
Gain on derivative instruments	(16,062)	(8,257)
Net cash received in settlement of derivative instruments	—	52,980
Loss (earnings) on equity method investments	59	(3,684)
Distribution of earnings from equity method investments	—	4,729
Amortization of debt issuance costs	750	1,089
Stock-based compensation and other	15,765	14,487
Changes in assets and liabilities:
Accounts receivable, net	73,327	141,671
Income taxes	(26,756)	6,786
Inventories	(4,317)	(7,201)
Other current assets	916	1,119
Accounts payable and accrued liabilities	(23,711)	(27,934)
Interest payable	(12,981)	(12,887)
Other assets and liabilities	(111)	(22,134)
Net cash provided by operating activities	204,897	585,287
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(148,702)	(195,650)
Proceeds from sale of assets	48	2,346
Investment in equity method investments	(35)	(1,828)
Proceeds from sale of equity method investments	(9,424)	—
Net cash used in investing activities	(158,113)	(195,132)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	—	95,000
Repayments of debt	—	(102,000)
Treasury stock repurchases	—	(31,378)
Dividends paid	(39,817)	(29,605)
Tax withholdings on vesting of stock awards	(6,313)	(9,570)
Net cash used in financing activities	(46,130)	(77,553)
Net increase in cash, cash equivalents and restricted cash	654	312,602
Cash, cash equivalents and restricted cash, beginning of period	213,783	2,287
Cash, cash equivalents and restricted cash, end of period	$214,437	$314,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
Net income	—	—	—	—	—	—	53,910	53,910
Stock amortization and vesting	651	65	—	—	2,886	—	—	2,951
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,817)	(39,817)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at March 31, 2020	477,533	$47,753	78,957	$(1,823,201)	$1,785,313	$1,224	$2,157,306	$2,168,395

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	262,763	262,763
Stock amortization and vesting	682	68	—	—	(281)	—	—	(213)
Purchase of treasury stock	—	—	—	(28)	—	—	—	(28)
Cash dividends at $0.07 per share	—	—	—	—	—	—	(29,605)	(29,605)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2019	476,777	$47,678	53,410	$(1,334,716)	$1,762,861	$4,300	$1,840,816	$2,320,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K) filed with the Securities and Exchange Commission (SEC), except for any new accounting pronouncements adopted during the period as discussed below. The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income (loss) or cash flows.
Recently Adopted Accounting Pronouncements
Financial Instruments: Credit Losses. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments: Credit Losses, which replaces the incurred loss impairment methodology used for certain financial instruments with a methodology that reflects current expected credit losses (CECL). ASU No. 2016-13, along with subsequently issued codification improvements, was effective for the Company on January 1, 2020, and was applied using a modified retrospective approach. The Company's historical credit losses have not been material, and future expected credit losses under the CECL model are not expected to be material. The adoption of ASU No. 2016-13 did not have a material effect on the Company's financial position, results of operations or cash flows; however, it modified certain disclosure requirements which were not material.
Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements by adding, removing and modifying certain required disclosures for fair value measurements for assets and liabilities disclosed within the fair value hierarchy. The Company adopted ASU No. 2018-13 effective January 1, 2020. The adoption of ASU No. 2018-13 did not have any effect on the Company's financial position, results of operations or cash flows; however, it modified certain disclosure requirements which were not material.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	March 31, 2020	December 31, 2019
Proved oil and gas properties	$6,674,182	$6,508,443
Unproved oil and gas properties	73,215	133,475
Land, buildings and other equipment	105,721	104,700
	6,853,118	6,746,618
Accumulated depreciation, depletion and amortization	(2,932,621)	(2,890,912)
	$3,920,497	$3,855,706

At March 31, 2020, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.

3. Equity Method Investments
Activity related to the Company's equity method investments is as follows:

	Constitution		Meade		Total
	Three Months Ended March 31,
(In thousands)	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$—	$—	$—	$163,181	$—	$163,181
Contributions	35	250	—	1,578	35	1,828
Distributions	—	—	—	(4,729)	—	(4,729)
Earnings (loss) on equity method investments	(35)	(250)	(24)	3,934	(59)	3,684
Sale of investment	—	—	24	—	24	—
Balance at end of period	$—	$—	$—	$163,964	$—	$163,964

For further information regarding the Company’s equity method investments, refer to Note 4 of the Notes to the Consolidated Financial Statements in the Form 10-K.
Constitution Pipeline Company, LLC
On February 10, 2020, the Company sold its 25 percent equity interest in Constitution Pipeline Company, LLC (Constitution) to Williams Partners Operating LLC (Williams). The Company did not receive any proceeds and paid Williams $9.4 million that was previously accrued. Upon closing of the sale, the Company has no further obligations with respect to the project.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
6.51% weighted-average senior notes(1)	$124,000	$124,000
5.58% weighted-average senior notes(2)	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(3,740)	(3,975)
	$1,220,260	$1,220,025
_______________________________________________________________________________

(1)	Includes $87.0 million of current portion of long-term debt at March 31, 2020 and December 31, 2019, respectively, due in July 2020.

(2)	Includes $88.0 million of current portion of long-term debt at March 31, 2020 due in January 2021.
At March 31, 2020, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
Revolving Credit Agreement
The borrowing base under the terms of the Company's revolving credit facility is redetermined annually in April. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. At March 31, 2020, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.5 billion.
Effective April 23, 2020, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively.

5. Derivative Instruments
As of March 31, 2020, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	21,400,000	Apr. 2020 - Oct. 2020					$2.27
Natural gas (NYMEX)	21,400,000	Apr. 2020 - Oct. 2020	$—	$2.15	$2.36 - $2.38	$2.38

In April 2020, the Company entered into the following financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	73,600,000	May 2020 - Oct. 2020	$1.90 - $2.15	$2.02	$2.10 - $2.32	$2.20
Natural gas (NYMEX)	18,400,000	May 2020 - Oct. 2020					$2.10

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commodity contracts	Derivative instruments (current)	$16,085	$31	$—	$9

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	March 31, 2020	December 31, 2019
Derivative assets
Gross amounts of recognized assets	$16,085	$47
Gross amounts offset in the condensed consolidated balance sheet	—	(16)
Net amounts of assets presented in the condensed consolidated balance sheet	16,085	31
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$16,085	$31

Derivative liabilities
Gross amounts of recognized liabilities	$—	$25
Gross amounts offset in the condensed consolidated balance sheet	—	(16)
Net amounts of liabilities presented in the condensed consolidated balance sheet	—	9
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$—	$9

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$—	$52,980
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	16,062	(44,723)
	$16,062	$8,257

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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2020
Assets
Deferred compensation plan	$15,784	$—	$—	$15,784
Derivative instruments	—	8,892	7,193	16,085
	$15,784	$8,892	$7,193	$31,869
Liabilities
Deferred compensation plan	$24,306	$—	$—	$24,306
Derivative instruments	—	—	—	—
	$24,306	$—	$—	$24,306

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Assets
Deferred compensation plan	$18,381	$—	$—	$18,381
Derivative instruments	—	44	3	47
	$18,381	$44	$3	$18,428
Liabilities
Deferred compensation plan	$27,012	$—	$—	$27,012
Derivative instruments	—	—	25	25
	$27,012	$—	$25	$27,037

The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions while non-performance risk of the Company is evaluated using a market credit spread provided by the Company's bank. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance at beginning of period	$(22)	$21,976
Total gain (loss) included in earnings	7,215	4,716
Settlement (gain) loss	—	(22,076)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$7,193	$4,616

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$7,215	$(1,067)

Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2020, additional disclosures were not required.
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
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments. Cash, cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy and the remaining financial instruments are classified as Level 2.
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
The carrying amount and fair value of debt is as follows:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,220,260	$1,091,603	$1,220,025	$1,260,259
Current maturities	(175,000)	(174,030)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$1,045,260	$917,573	$1,133,025	$1,171,555

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Three Months Ended March 31, 2020
Balance at beginning of period	$72,098
Liabilities incurred	4,430
Accretion expense	1,001
Balance at end of period	77,529
Less: current asset retirement obligations	(500)
Noncurrent asset retirement obligations	$77,029
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements” as disclosed in Note 9 of the Notes to Consolidated Financial Statements in the Form 10-K.
Lease Commitments
Lease cost information was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating lease cost	$1,285	$2,998
Variable lease cost	$301	$1,758
Short-term lease cost	$12,321	$67,123

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,262	$1,123
Investing cash flows from operating leases	$—	$1,791

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is summarized below:

	March 31,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	11.8	11.4
Weighted-average discount rate
Operating leases	5.0%	4.9%

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
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2020	2019
OPERATING REVENUES
Natural gas	$370,340	$633,174
Other	55	250
Total revenue from contracts with customers	$370,395	$633,424

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
As of March 31, 2020, the Company has $9.4 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from four to 19 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $135.9 million and $209.2 million as of March 31, 2020 and December 31, 2019, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $16.3 million and $15.1 million in the first quarter of 2020 and 2019, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.

For the first quarter of 2020, the Company recorded an increase to tax expense of $1.3 million as a result of book compensation expense exceeding federal and state tax deductions for employee stock-based compensation awards that vested during the period. For the first quarter of 2019, the Company recorded a decrease to tax expense of $1.1 million as a result of federal and state tax deductions exceeding the book compensation expense for employee stock-based compensation awards that vested during the period.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first three months of 2020, 121,197 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $15.65 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first three months of 2020 commenced on January 1, 2020 and ends on December 31, 2022. The Company used an annual forfeiture rate assumption ranging from zero percent to five percent for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock. Based on the Company’s probability assessment at March 31, 2020, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first three months of 2020, 722,500 Employee Performance Share Awards were granted at a grant date value of $15.60 per share. The 2020 awards vest 100 percent on the third anniversary, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the performance shares that would have been issued on the anniversary date will be forfeited.
Hybrid Performance Share Awards. During the first three months of 2020, 506,412 Hybrid Performance Share Awards were granted at a grant date value of $15.60 per share. The 2020 awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first three months of 2020, 862,180 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.

The following assumptions were used to determine the grant date fair value of the equity component (February 19, 2020) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2020
Fair value per performance share award	$13.79	$15.60- $17.16
Assumptions:
Stock price volatility	29.5%	35.6% - 50.9%
Risk free rate of return	1.39%	0.16% - 0.27%

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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2020	2019
Weighted-average shares - basic	398,343	423,116
Dilution effect of stock awards at end of period	1,554	2,073
Weighted-average shares - diluted	399,897	425,189

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In thousands)	2020	2019
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1,068	643

12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2020	December 31, 2019
Accounts receivable, net
Trade accounts	$135,862	$209,200
Other accounts	881	1,007
	136,743	210,207
Allowance for doubtful accounts	(1,046)	(1,184)
	$135,697	$209,023
Other assets
Deferred compensation plan	$15,784	$18,381
Debt issuance costs	8,422	8,938
Operating lease right-of-use assets	35,629	35,916
Other accounts	54	56
	$59,889	$63,291
Accounts payable
Trade accounts	$25,520	$21,663
Royalty and other owners	24,393	36,191
Accrued transportation	51,848	55,586
Accrued capital costs	51,883	40,337
Taxes other than income	20,517	16,971
Other accounts	9,655	19,063
	$183,816	$189,811
Accrued liabilities
Employee benefits	$13,177	$22,727
Taxes other than income	3,308	3,850
Operating lease liabilities	3,443	3,124
Other accounts	1,481	1,589
	$21,409	$31,290
Other liabilities
Deferred compensation plan	$24,306	$27,012
Operating lease liabilities	32,079	32,677
Other accounts	8,691	8,595
	$65,076	$68,284

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three month periods ended March 31, 2020 and 2019 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (Form 10-Q) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 are as follows:

•
Natural gas production increased 10.2 Bcf, or 5 percent, from 204.8 Bcf, or 2,276 Mmcf per day, in 2019 to 215.0 Bcf, or 2,363 Mmcf per day, in 2020, as a result of an increase in drilling and completion activities in the Marcellus Shale.

•	Average realized natural gas price was $1.72 per Mcf, 49 percent lower than the $3.35 per Mcf realized in the comparable period of the prior year.

•	Total capital expenditures were $160.3 million compared to $204.3 million in the comparable period of the prior year.

•	Drilled 22 gross wells (22.0 net) with a success rate of 100 percent compared to 25 gross wells (25.0 net) with a success rate of 100 percent for the comparable period of the prior year.

•	Completed 13 gross wells (13.0 net) in 2020 compared to 14 gross wells (14.0 net) in 2019.

•	Average rig count during 2020 was approximately 2.8 rigs in the Marcellus Shale, compared to an average rig count of approximately 3.3 rigs during 2019.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly commodity prices and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors. Our realized prices are also further impacted by our hedging activities.
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices, particularly natural gas prices. Since substantially all of our production and reserves are natural gas, significant declines in natural gas prices could have a material adverse effect on our operating results, financial condition, liquidity and ability to obtain financing. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. Historically, natural gas prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. In addition to commodity prices and production volumes, finding and developing sufficient amounts of natural gas reserves at economical costs are critical to our long-term success.
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
Natural gas prices have continued to remain low or decline compared to 2019. The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization (WHO) declared as a pandemic on March 11, 2020, has reached more than 200 countries and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns and the economic impact of such actions. One of the impacts of the COVID-19 pandemic has been a significant reduction in demand for crude oil, and to a lesser extent, natural gas. The supply/demand imbalance driven by the COVID-19 pandemic, as well as recent production disagreements among members of the Organization of Petroleum Exporting Countries and other producer countries (OPEC+), has led to significant global economic contraction generally and is having disruptive impacts on the oil and gas industry. Consequently, crude oil prices have declined at unprecedented rates while NYMEX natural gas futures prices have shown significant improvements since the implementation of pandemic-related restrictions and OPEC+ price disagreements. The recent improvements in natural gas futures prices are based on market expectations that declines in future natural gas supplies due to a substantial reduction of associated gas related to the curtailment of operations in oil basins throughout the United States will more than offset the lower demand recently experienced with the COVID-19 pandemic. While the current outlook on natural gas prices is favorable and our operations have not been significantly impacted in the short-term, in the event these disruptions continue for an extended period of time, our operations could be adversely impacted, commodity prices could continue to decline further and our costs may increase. While we are unable to predict future commodity prices, at current natural gas price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, management would evaluate the recoverability of the carrying value of its oil and gas properties.
We have implemented preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. We also have modified certain business practices (including those related to non-operational employee work locations and the cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Center for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. In addition, we are working with our customers and service providers to understand the potential impacts to our operations, including to mitigate any disruptions and to plan for longer-term emergency response protocols. We will continue to monitor developments affecting our workforce, our customers, our service providers and the communities in which we operate and take additional precautions as we believe are warranted.
As of the date of this Form 10-Q, our efforts to respond to the challenges presented by the pandemic, as well as certain operational decisions we previously implemented such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations. We have not required any funding under any federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. As a result, we currently believe that we are well-positioned to manage the challenges presented in a lower commodity pricing environment and can endure the current cyclical downturn in the energy industry and continued volatility in current and future commodity prices by:

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
The impact that COVID-19 will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Outlook
Our 2020 capital program is expected to be approximately $575.0 million, a 27 percent reduction from our 2019 capital program of $783.3 million. We reduced our planned capital program as a result of the lower natural gas price environment. We expect to fund our capital expenditures with our cash on hand, operating cash flow and, if required, borrowings under our revolving credit facility.
In 2019, we drilled 96 gross wells (94.0 net) and completed 99 gross wells (97.0 net), of which 29 gross wells (29.0 net) were drilled but uncompleted in prior years. For the full year of 2020, our capital program will focus on the Marcellus Shale, where we expect to drill, complete and place on production 60 to 70 net wells. We will continue to assess the natural gas price environment and may increase or decrease our capital expenditures accordingly.

Financial Condition
Capital Resources and Liquidity
Our primary source of cash for the three months ended March 31, 2020 was from the sale of natural gas production. These cash flows were used to fund our capital expenditures, interest payments on debt and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. As of March 31, 2020, there were no borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.
Effective April 23, 2020, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively, and our revolving credit facility remained undrawn as of the date of the filing of this Form 10-Q.
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
At March 31, 2020, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows provided by operating activities	$204,897	$585,287
Cash flows used in investing activities	(158,113)	(195,132)
Cash flows used in financing activities	(46,130)	(77,553)
Net increase in cash, cash equivalents and restricted cash	$654	$312,602
Operating Activities. Operating cash flow fluctuations are substantially driven by commodity prices, changes in our production volumes and operating expenses. Commodity prices have historically been volatile, primarily as a result of supply and demand for natural gas, pipeline infrastructure constraints, basis differentials, inventory storage levels, seasonal influences and other factors. In addition, fluctuations in cash flow may result in an increase or decrease in our capital expenditures.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2020 and December 31, 2019, we had a working capital surplus of $154.6 million and $240.2 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in the first three months of 2020 decreased by $380.4 million compared to the first three months of 2019. This decrease was primarily due to lower operating revenues, unfavorable changes in working capital and higher operating expenses. The decrease in operating revenues was primarily due to lower realized natural gas prices, partially offset by higher equivalent production. Average realized natural gas prices decreased by 49 percent for the first three months of 2020 compared to the first three months of 2019. Equivalent production increased by 5 percent for the first three months of 2020 compared to the first three months of 2019 due to higher natural gas production in the Marcellus Shale.

Refer to “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $37.0 million for the first three months of 2020 compared to the first three months of 2019. The decrease was primarily due to $46.9 million lower capital expenditures as a result of the implementation of our maintenance capital program in 2020. This decrease was partially offset by a decrease in contributions and proceeds of $7.6 million related to the sale of our equity method investments and a decrease in proceeds from the sale of assets of $2.3 million.
Financing Activities. Cash flows used in financing activities decreased by $31.4 million for the first three months of 2020 compared to the first three months of 2019. This decrease was primarily due to $31.4 million of lower repurchases of our common stock in 2020 compared to 2019, $7.0 million of lower net repayments of debt and $3.3 million of lower tax withholdings on vesting of stock awards. These decreases were partially offset by higher dividend payments of $10.2 million related to an increase in our quarterly dividend rate from $0.07 per share in the first three months of 2019 to $0.10 per share in the first three months of 2020.
Capitalization
Information about our capitalization is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Debt (1)	$1,220,260	$1,220,025
Stockholders' equity	2,168,395	2,151,487
Total capitalization	$3,388,655	$3,371,512
Debt to total capitalization	36%	36%
Cash and cash equivalents	$202,842	$200,227
_______________________________________________________________________________

(1)
Includes $175.0 million and $87.0 million of current portion of long-term debt at March 31, 2020 and December 31, 2019, respectively. There were no borrowings outstanding under our revolving credit facility as of March 31, 2020 and December 31, 2019.

We did not repurchase any shares of our common stock during the first three months of 2020 and 2019, respectively. During the first three months of 2020 and 2019, we paid dividends of $39.8 million ($0.10 per share) and $29.6 million ($0.07 per share), respectively, on our common stock.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash on hand, cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In thousands)	2020	2019
Capital expenditures
Drilling and facilities	$157,992	$202,394
Leasehold acquisitions	879	630
Other	1,434	1,247
	160,305	204,271
Exploration expenditures	2,190	6,044
	$162,495	$210,315

For the full year of 2020, we plan to allocate substantially all of our capital to the Marcellus Shale, where we expect to drill, complete and place on production 60 to 70 net wells. Our 2020 capital program is expected to be approximately $575.0 million. Refer to “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Refer to our Form 10-K for further discussion of our critical accounting policies.
Recently Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements, “Financial Statement Presentation,” for a discussion of new accounting pronouncements that affect us.
Results of Operations
First Three Months of 2020 and 2019 Compared
We reported net income in the first three months of 2020 of $53.9 million, or $0.14 per share, compared to net income of $262.8 million, or $0.62 per share, in the first three months of 2019. The decrease in net income was primarily due to lower operating revenues and earnings on equity method investments and higher operating expenses and interest expense, partially offset by lower income tax expense.
Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating Revenues
Natural gas	$370,340	$633,174	$(262,834)	(42)%
Gain on derivative instruments	16,062	8,257	7,805	95%
Other	55	250	(195)	(78)%
	$386,457	$641,681	$(255,224)	(40)%
Natural Gas Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In thousands)
	2020	2019	Amount	Percent
Price variance (Mcf)	$1.72	$3.09	$(1.37)	(44)%	$(294,352)
Volume variance (Bcf)	215.0	204.8	10.2	5%	31,518
Total					$(262,834)
The decrease in natural gas revenues of $262.8 million was due to lower natural gas prices partially offset by an increase in production. The increase in production was a result of an increase in our drilling and completion activities in the Marcellus Shale.

Impact of Derivative Instruments on Operating Revenues

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$—	$52,980
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	16,062	(44,723)
	$16,062	$8,257
Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating and Other Expenses
Direct operations	$17,244	$18,334	$(1,090)	(6)%
Transportation and gathering	143,332	137,333	5,999	4%
Taxes other than income	3,738	5,847	(2,109)	(36)%
Exploration	2,190	6,044	(3,854)	(64)%
Depreciation, depletion and amortization	100,135	92,258	7,877	9%
General and administrative	33,429	31,090	2,339	8%
	$300,068	$290,906	$9,162	3%

Earnings (loss) on equity method investments	$(59)	$3,684	$(3,743)	(102)%
Gain (loss) on sale of assets	71	(1,500)	(1,571)	(105)%
Interest expense, net	14,211	12,181	2,030	17%
Other expense	66	144	(78)	(54)%
Income tax expense	18,214	77,871	(59,657)	(77)%
Total costs and expenses from operations increased by $9.2 million, or 3 percent, in the first three months of 2020 compared to the same period of 2019. The primary reasons for this fluctuation are as follows:

•
Direct operations decreased $1.1 million in spite of a modest increase in production volumes period over period. The decrease was attributable to continued efficiencies in our operations in the Marcellus Shale.

•	Transportation and gathering increased $6.0 million due to higher Marcellus Shale production.

•	Taxes other than income decreased $2.1 million due to $2.1 million lower drilling impact fees driven by a decrease in rates associated with lower natural gas prices.

•	Exploration decreased $3.9 million due to a $2.4 million decrease in geological and geophysical expenses and other costs.

•
Depreciation, depletion and amortization increased $7.9 million primarily due to higher DD&A of $8.6 million, partially offset by lower amortization of unproved properties of $0.9 million. The increase in DD&A was due to an increase of $4.3 million related to higher production volumes in the Marcellus Shale and an increase of $4.3 million due to a higher DD&A rate of $0.44 per Mcfe for the first three months of 2020 compared to $0.42 per Mcfe for the first three months of 2019. The higher DD&A rate was due to higher cost reserve additions.

•
General and administrative increased $2.3 million primarily due to higher stock-based compensation expense of $1.2 million associated with certain of our market-based performance awards and by $1.4 million of higher professional services. The remaining changes in other general and administrative expenses were not individually significant.

Earnings (Loss) on Equity Method Investments
Earnings on equity method investments decreased $3.7 million primarily due to the sale of our investments in Meade Pipeline Co LLC (Meade) in November 2019 and Constitution Pipeline Company, LLC (Constitution) in February 2020.
Interest Expense, net
Interest expense, net increased $2.0 million due to a $2.9 million decrease in interest expense in 2019 related to the reversal of certain income tax reserves, partially offset by a $1.0 million decrease in interest and fees associated with our revolving credit facility. There were no borrowings under our revolving credit facility during 2020.
Income Tax Expense
Income tax expense decreased $59.7 million due to lower pre-tax income, partially offset by a higher effective tax rate. The effective tax rates for the first three months of 2020 and 2019 were 25.3 percent and 22.9 percent, respectively. The effective tax rate was higher for the first three months of 2020 compared to the first three months of 2019 due to an increase in tax expense as a result of book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of natural gas, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. Refer to “Risk Factors” in Item 1A of the Form 10-K and in this Quarterly Report on Form 10-Q for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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

As of March 31, 2020, we had the following outstanding financial commodity derivatives:

			Collars					Estimated Fair Value Asset (Liability) (In thousands)
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	21,400,000	Apr. 2020 - Oct. 2020					$2.27	$8,905
Natural gas (NYMEX)	21,400,000	Apr. 2020 - Oct. 2020	$—	$2.15	$2.36-$2.38	$2.38		7,204
								$16,109
The amounts set forth in the table above represent our total unrealized derivative position at March 31, 2020 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
In April 2020, the Company entered into the following financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	73,600,000	May 2020 - Oct. 2020	$1.90 - $2.15	$2.02	$2.10 - $2.32	$2.20
Natural gas (NYMEX)	18,400,000	May 2020 - Oct. 2020					$2.10

A significant portion of our expected natural gas production for 2020 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable.
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
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amount reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents and restricted cash approximates fair value due to the short-term maturities of these instruments.
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

The carrying amount and fair value of debt is as follow:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,220,260	$1,091,603	$1,220,025	$1,260,259
Current maturities	(175,000)	(174,030)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$1,045,260	$917,573	$1,133,025	$1,171,555
ITEM 4.    Controls and Procedures
As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to have a material effect on, the Company's internal control over financial reporting.
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
ITEM 1A.    Risk Factors
The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of Part I of our Form 10-K for the fiscal year ended December 31, 2019, which risk factors could also be affected by the potential effects of the outbreak of COVID-19 discussed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
Business disruptions from unexpected events, including pandemics, health crises and natural disasters, may increase our cost of doing business or disrupt our operations.
The occurrence of one or more unexpected events, including a public health crisis, pandemic and epidemic, war or civil unrest, a weather event, an earthquake or other catastrophe could adversely affect our business, financial condition and results of operations. For example, the ongoing COVID-19 outbreak, which the World Health Organization declared as a pandemic on March 11, 2020, has reached more than 200 countries and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as quarantines, shelter-in-place orders and business and government shutdowns. We have taken precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, if a significant portion of our employees or contractors were unable to work due to illness or if our field operations were suspended or temporarily restricted due to control measures designed to contain the outbreak, that could adversely affect our business, financial condition and results of operations, and we cannot guarantee that any precautionary actions taken by us will be effective in preventing disruptions to our business.
We regularly monitor the credit worthiness of our customers and derivative contract counterparties. Although we have not received notices from our customers or counterparties regarding non-performance issues or delays resulting from the COVID-19 pandemic, to the extent there is an outbreak of COVID-19 in the communities in which we operate or we or any of our material suppliers or customers are unable to operate due to government restrictions or otherwise, we may have to temporarily shut down or reduce production, which could result in significant downtime and have significant adverse consequences for our business, financial condition and results of operations. In addition, most of our non-operational employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions.
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, financial condition and results of operations at this time due to numerous uncertainties. For example, although the negative effects on crude oil pricing have been more significant than effects on natural gas to date, the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas may be disrupted or suspended in response to containing the outbreak, and/or the economic challenges may lead to a reduction in capacity or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, further actions taken by members of OPEC+, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended March 31, 2020. The maximum number of remaining shares that may be purchased under our share repurchase program as of March 31, 2020 was 11.0 million shares.

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

CABOT OIL & GAS CORPORATION
(Registrant)

May 1, 2020	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2020	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 1, 2020	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)