Form 10-Q
period 2020-06-30
CABOT OIL & GAS CORP
filed 2020-07-31
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2020, there were 398,579,881 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$117,164	$200,227
Restricted cash	11,578	13,556
Accounts receivable, net	117,918	209,023
Income taxes receivable	155,343	129,795
Inventories	17,948	13,932
Derivative instruments	40,636	31
Other current assets	3,347	1,684
Total current assets	463,934	568,248
Properties and equipment, net (Successful efforts method)	4,002,492	3,855,706
Other assets	61,444	63,291
	$4,527,870	$4,487,245
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$161,657	$189,811
Current portion of long-term debt	175,000	87,000
Accrued liabilities	24,895	31,290
Interest payable	19,836	19,933
Total current liabilities	381,388	328,034
Long-term debt, net	1,045,495	1,133,025
Deferred income taxes	754,108	702,104
Asset retirement obligations	79,351	71,598
Postretirement benefits	33,506	32,713
Other liabilities	68,043	68,284
Total liabilities	2,361,891	2,335,758

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2020 and 2019, respectively
Issued — 477,535,499 shares and 476,881,991 shares in 2020 and 2019, respectively	47,754	47,688
Additional paid-in capital	1,792,531	1,782,427
Retained earnings	2,147,822	2,143,213
Accumulated other comprehensive income	1,073	1,360
Less treasury stock, at cost:
78,957,318 shares and 78,957,318 shares in 2020 and 2019, respectively	(1,823,201)	(1,823,201)
Total stockholders' equity	2,165,979	2,151,487
	$4,527,870	$4,487,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
OPERATING REVENUES
Natural gas	$288,286	$470,482	$658,626	$1,103,656
Gain on derivative instruments	43,974	63,649	60,036	71,906
Other	88	(14)	143	236
	332,348	534,117	718,805	1,175,798
OPERATING EXPENSES
Direct operations	17,423	18,093	34,667	36,427
Transportation and gathering	135,249	141,689	278,581	279,022
Taxes other than income	3,352	3,640	7,090	9,487
Exploration	4,579	4,504	6,769	10,548
Depreciation, depletion and amortization	94,622	96,147	194,757	188,405
General and administrative	23,166	22,889	56,595	53,979
	278,391	286,962	578,459	577,868
Earnings (loss) on equity method investments	—	3,650	(59)	7,334
Loss on sale of assets	(241)	—	(170)	(1,500)
INCOME FROM OPERATIONS	53,716	250,805	140,117	603,764
Interest expense, net	14,543	14,567	28,754	26,748
Other expense	48	143	114	287
Income before income taxes	39,125	236,095	111,249	576,729
Income tax expense	8,751	55,086	26,965	132,957
NET INCOME	$30,374	$181,009	$84,284	$443,772

Earnings per share
Basic	$0.08	$0.43	$0.21	$1.05
Diluted	$0.08	$0.43	$0.21	$1.05

Weighted-average common shares outstanding
Basic	398,576	422,141	398,460	422,626
Diluted	401,279	424,349	400,219	424,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,284	$443,772
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	194,757	188,405
Deferred income tax expense	52,089	152,647
Loss on sale of assets	170	1,500
Exploratory dry hole cost	2,011	16
Gain on derivative instruments	(60,036)	(71,906)
Net cash received in settlement of derivative instruments	19,423	68,377
Loss (earnings) on equity method investments	59	(7,334)
Distribution of earnings from equity method investments	—	8,750
Amortization of debt issuance costs	1,501	2,464
Stock-based compensation and other	23,463	21,058
Changes in assets and liabilities:
Accounts receivable, net	91,106	179,027
Income taxes	(25,547)	(5,577)
Inventories	(4,452)	(8,305)
Other current assets	(1,663)	(2,263)
Accounts payable and accrued liabilities	(36,453)	(35,867)
Interest payable	(97)	(216)
Other assets and liabilities	718	(22,611)
Net cash provided by operating activities	341,333	911,937
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(331,183)	(421,500)
Proceeds from sale of assets	275	2,346
Investment in equity method investments	(35)	(5,131)
Distribution of investment from equity method investments	—	758
Proceeds from sale of equity method investments	(9,424)	—
Net cash used in investing activities	(340,367)	(423,527)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	—	95,000
Repayments of debt	—	(102,000)
Treasury stock repurchases	—	(156,638)
Dividends paid	(79,675)	(67,697)
Tax withholdings on vesting of stock awards	(6,332)	(10,557)
Capitalized debt issuance costs	—	(7,411)
Net cash used in financing activities	(86,007)	(249,303)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,041)	239,107
Cash, cash equivalents and restricted cash, beginning of period	213,783	2,287
Cash, cash equivalents and restricted cash, end of period	$128,742	$241,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
Net income	—	—	—	—	—	—	53,910	53,910
Stock amortization and vesting	651	65	—	—	2,886	—	—	2,951
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,817)	(39,817)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at March 31, 2020	477,533	47,753	78,957	(1,823,201)	1,785,313	1,224	2,157,306	2,168,395
Net income	—	—	—	—	—	—	30,374	30,374
Stock amortization and vesting	2	1	—	—	7,218	—	—	7,219
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,858)	(39,858)
Other comprehensive loss	—	—	—	—	—	(151)	—	(151)
Balance at June 30, 2020	477,535	$47,754	78,957	$(1,823,201)	$1,792,531	$1,073	$2,147,822	$2,165,979

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	262,763	262,763
Stock amortization and vesting	682	68	—	—	(281)	—	—	(213)
Purchase of treasury stock	—	—	—	(28)	—	—	—	(28)
Cash dividends at $0.07 per share	—	—	—	—	—	—	(29,605)	(29,605)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2019	476,777	$47,678	53,410	$(1,334,716)	$1,762,861	$4,300	$1,840,816	$2,320,939
Net income	—	—	—	—	—	—	181,009	181,009
Stock amortization and vesting	102	10	—	—	6,334	—	—	6,344
Purchase of treasury stock	—	—	5,081	(125,260)	—	—	—	(125,260)
Cash dividends at $0.09 per share	—	—	—	—	—	—	(38,092)	(38,092)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at June 30, 2019	476,879	$47,688	58,491	$(1,459,976)	$1,769,195	$4,164	$1,983,733	$2,344,804

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
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	June 30, 2020	December 31, 2019
Proved oil and gas properties	$6,850,435	$6,508,443
Unproved oil and gas properties	62,732	133,475
Land, buildings and other equipment	107,108	104,700
	7,020,275	6,746,618
Accumulated depreciation, depletion and amortization	(3,017,783)	(2,890,912)
	$4,002,492	$3,855,706

At June 30, 2020, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.

3. Equity Method Investments
Activity related to the Company's equity method investments is as follows:

	Constitution		Meade		Total
	Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$—	$—	$—	$163,181	$—	$163,181
Contributions	35	500	—	4,631	35	5,131
Distributions	—	—	—	(9,508)	—	(9,508)
Earnings (loss) on equity method investments	(35)	(500)	(24)	7,834	(59)	7,334
Sale of investment	—	—	24	—	24	—
Balance at end of period	$—	$—	$—	$166,138	$—	$166,138

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
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
6.51% weighted-average senior notes(1)	$124,000	$124,000
5.58% weighted-average senior notes(2)	175,000	175,000
3.65% weighted-average senior notes	925,000	925,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(3,505)	(3,975)
	$1,220,495	$1,220,025
_______________________________________________________________________________

(1)	Includes $87.0 million of current portion of long-term debt at June 30, 2020 and December 31, 2019, respectively, due in July 2020.

(2)	Includes $88.0 million of current portion of long-term debt at June 30, 2020 due in January 2021.
At June 30, 2020, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
Subsequent Event. In July 2020, the Company repaid $87.0 million of maturities associated with its 6.51% weighted-average senior notes.
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
At June 30, 2020, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.5 billion.

5. Derivative Instruments
As of June 30, 2020, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	36,900,000	Jul. 2020 - Oct. 2020					$2.25
Natural gas (NYMEX)	61,500,000	Jul. 2020 - Oct. 2020	$1.90 - $2.15	$2.05	$2.10 - $2.38	$2.24

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commodity contracts	Derivative instruments (current)	$40,636	$31	$—	$—
Commodity contracts	Accrued liabilities (current)	—	—	—	9
		$40,636	$31	$—	$9

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	June 30, 2020	December 31, 2019
Derivative assets
Gross amounts of recognized assets	$40,636	$47
Gross amounts offset in the condensed consolidated balance sheet	—	(16)
Net amounts of assets presented in the condensed consolidated balance sheet	40,636	31
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$40,636	$31

Derivative liabilities
Gross amounts of recognized liabilities	$—	$25
Gross amounts offset in the condensed consolidated balance sheet	—	(16)
Net amounts of liabilities presented in the condensed consolidated balance sheet	—	9
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$—	$9

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$19,423	$15,397	$19,423	$68,377
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	24,551	48,252	40,613	3,529
	$43,974	$63,649	$60,036	$71,906

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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2020
Assets
Deferred compensation plan	$18,537	$—	$—	$18,537
Derivative instruments	—	19,251	21,385	40,636
	$18,537	$19,251	$21,385	$59,173
Liabilities
Deferred compensation plan	$27,055	$—	$—	$27,055
Derivative instruments	—	—	—	—
	$27,055	$—	$—	$27,055

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Assets
Deferred compensation plan	$18,381	$—	$—	$18,381
Derivative instruments	—	44	3	47
	$18,381	$44	$3	$18,428
Liabilities
Deferred compensation plan	$27,012	$—	$—	$27,012
Derivative instruments	—	—	25	25
	$27,012	$—	$25	$27,037

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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance at beginning of period	$(22)	$21,976
Total gain (loss) included in earnings	31,721	17,080
Settlement (gain) loss	(10,314)	(26,433)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$21,385	$12,623

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$21,647	$7,252

Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of June 30, 2020, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,220,495	$1,230,456	$1,220,025	$1,260,259
Current maturities	(175,000)	(176,058)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$1,045,495	$1,054,398	$1,133,025	$1,171,555

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Six Months Ended June 30, 2020
Balance at beginning of period	$72,098
Liabilities incurred	5,725
Accretion expense	2,028
Balance at end of period	79,851
Less: current asset retirement obligations	(500)
Noncurrent asset retirement obligations	$79,351
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements” as disclosed in Note 9 of the Notes to Consolidated Financial Statements in the Form 10-K.
Lease Commitments
There have been no material changes to the Company’s operating lease obligations described under “Lease Commitments” as disclosed in Note 9 of the Notes to Consolidated Financial Statements in the Form 10-K.
Legal Matters
Pennsylvania Office of Attorney General Matter
In June 2020, the Office of Attorney General of the Commonwealth of Pennsylvania informed the Company that it will pursue certain misdemeanor and felony charges against the Company related to alleged violations of the Pennsylvania Clean Streams Law, which prohibits discharge of industrial wastes. The Company intends to defend itself against such charges; however, the proceedings could result in fines or penalties against the Company. At this time, it is not possible to estimate the amount of any fines or penalties, or the range of such fines or penalties, that are reasonably possible in this case.
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

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
OPERATING REVENUES
Natural gas	$288,286	$470,482	$658,626	$1,103,656
Other	88	(14)	143	236
Total revenue from contracts with customers	$288,374	$470,468	$658,769	$1,103,892

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
As of June 30, 2020, the Company has $9.2 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from four to 18 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $118.0 million and $209.2 million as of June 30, 2020 and December 31, 2019, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $8.3 million and $6.7 million in the second quarter of 2020 and 2019, respectively, and $24.6 million and $21.9 million during the first six months of 2020 and 2019, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first six months of 2020, 124,012 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $15.75 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.
Performance Share Awards
The performance period for the awards granted during the first six months of 2020 commenced on January 1, 2020 and ends on December 31, 2022. The Company used an annual forfeiture rate assumption ranging from zero percent to five percent for purposes of recognizing stock-based compensation expense for its performance share awards.

Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock. Based on the Company’s probability assessment at June 30, 2020, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first six months of 2020, 722,500 Employee Performance Share Awards were granted at a grant date value of $15.60 per share. The 2020 awards vest 100 percent on the third anniversary, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the performance shares that would have been issued on the anniversary date will be forfeited.
Hybrid Performance Share Awards. During the first six months of 2020, 506,412 Hybrid Performance Share Awards were granted at a grant date value of $15.60 per share. The 2020 awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first six months of 2020, 862,180 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 19, 2020) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2020
Fair value per performance share award	$13.79	$12.66- $15.28
Assumptions:
Stock price volatility	29.5%	39.2% - 63.5%
Risk free rate of return	1.39%	0.16% - 0.18%

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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Weighted-average shares - basic	398,576	422,141	398,460	422,626
Dilution effect of stock awards at end of period	2,703	2,208	1,759	1,924
Weighted-average shares - diluted	401,279	424,349	400,219	424,550

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	14	942	948

12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	June 30, 2020	December 31, 2019
Accounts receivable, net
Trade accounts	$117,971	$209,200
Other accounts	993	1,007
	118,964	210,207
Allowance for doubtful accounts	(1,046)	(1,184)
	$117,918	$209,023
Other assets
Deferred compensation plan	$18,537	$18,381
Debt issuance costs	7,907	8,938
Operating lease right-of-use assets	34,948	35,916
Other accounts	52	56
	$61,444	$63,291
Accounts payable
Trade accounts	$28,373	$21,663
Royalty and other owners	23,442	36,191
Accrued transportation	48,115	55,586
Accrued capital costs	46,734	40,337
Taxes other than income	6,828	16,971
Other accounts	8,165	19,063
	$161,657	$189,811
Accrued liabilities
Employee benefits	$16,455	$22,727
Taxes other than income	3,255	3,850
Operating lease liabilities	3,665	3,124
Other accounts	1,520	1,589
	$24,895	$31,290
Other liabilities
Deferred compensation plan	$27,055	$27,012
Operating lease liabilities	31,182	32,677
Other accounts	9,806	8,595
	$68,043	$68,284

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and six month periods ended June 30, 2020 and 2019 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (Form 10-Q) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 are as follows:

•
Natural gas production decreased 0.8 Bcf, or less than 1 percent, from 418.6 Bcf, or 2,313 Mmcf per day, in 2019 to 417.8 Bcf, or 2,296 Mmcf per day, in 2020, as a result of the timing of our drilling and completion activities in the Marcellus Shale in 2020.

•	Average realized natural gas price was $1.62 per Mcf, 42 percent lower than the $2.80 per Mcf realized in the comparable period of the prior year.

•	Total capital expenditures were $335.6 million compared to $424.7 million in the comparable period of the prior year.

•	Drilled 41 gross wells (36.2 net) with a success rate of 100 percent compared to 49 gross wells (49.0 net) with a success rate of 100 percent for the comparable period of the prior year.

•	Completed 49 gross wells (44.2 net) in 2020 compared to 42 gross wells (42.0 net) in 2019.

•	Average rig count during 2020 was approximately 2.4 rigs in the Marcellus Shale, compared to an average rig count of approximately 3.2 rigs during 2019.
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
Natural gas prices have continued to remain low and have declined compared to 2019. The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization (WHO) declared as a pandemic on March 11, 2020, has reached more than 200 countries and territories and there continues to be considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system, such as quarantines, shelter-in-place orders and business and government shutdowns and the economic impact of such actions. One of the impacts of the COVID-19 pandemic has been a significant reduction in demand for crude oil, and to a lesser extent, natural gas. The supply/demand imbalance driven by the

COVID-19 pandemic, as well as production disagreements among members of the Organization of Petroleum Exporting Countries and other producer countries (OPEC+), has led to significant global economic contraction generally and is continuing to have disruptive impacts on the oil and gas industry. Subsequent negotiations between members of OPEC+ led to an agreement to reduce production volumes in an effort to stabilize crude oil prices. While crude oil prices have recovered from the lows experienced in April 2020, they remain at depressed levels, as the oversupply and lack of demand in the market persist. Meanwhile, NYMEX natural gas futures prices have shown improvements since the implementation of pandemic-related restrictions and OPEC+ price disagreements. The improvements in natural gas futures prices are based on market expectations that declines in future natural gas supplies due to a substantial reduction of associated gas related to the curtailment of operations in oil basins throughout the United States will more than offset the lower demand recently experienced with the COVID-19 pandemic. While the current outlook on natural gas prices is favorable and our operations have not been significantly impacted in the short-term, in the event these disruptions continue for an extended period of time, our operations could be adversely impacted, commodity prices could continue to decline further and our costs may increase. While we are unable to predict future commodity prices, at current natural gas price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, management would evaluate the recoverability of the carrying value of its oil and gas properties.
We have implemented preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. We also have modified certain business practices (including those related to non-operational employee work locations and the cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. In addition, we are continuing to work with our customers and service providers to understand the potential impacts to our operations, including to mitigate any disruptions and to plan for longer-term emergency response protocols. We will continue to monitor developments affecting our workforce, our customers, our service providers and the communities in which we operate, including any resurgence in COVID-19 transmission and infection after the loosening of shelter in place orders, and take additional precautions as we believe are warranted.
Our efforts to respond to the challenges presented by the on-going pandemic, as well as certain operational decisions we previously implemented such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations. We have not required any funding under any federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. As a result, we currently believe that we are well-positioned to manage the challenges presented in a lower commodity pricing environment and can endure the current cyclical downturn in the energy industry and continued volatility in current and future commodity prices by:

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
The impact that COVID-19 will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, any resurgence in COVID-19 transmission and infection in affected regions after they have begun to experience an improvement, the consequences of governmental and other measures designed to mitigate the spread of the virus and alleviate strain on the healthcare system, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Outlook
Our 2020 capital program is expected to be approximately $575.0 million, a 27 percent reduction from our 2019 capital program of $783.3 million. At the beginning of 2020, we reduced our planned capital program as a result of the lower natural gas price environment. We expect to fund these capital expenditures with our cash on hand, operating cash flow and, if required, borrowings under our revolving credit facility.
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
Financial Condition
Capital Resources and Liquidity
Our primary source of cash for the six months ended June 30, 2020 was from the sale of natural gas production. These cash flows were used to fund our capital expenditures, interest payments on debt and payment of dividends. See below for additional discussion and analysis of cash flow.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 23, 2020, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively. There were no borrowings outstanding under our revolving credit facility as of June 30, 2020 and our unused commitments were $1.5 billion. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.
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
At June 30, 2020, we were in compliance with all restrictive financial covenants for both the revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
In July 2020, we repaid $87.0 million of maturities associated with our 6.51% weighted-average senior notes.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows provided by operating activities	$341,333	$911,937
Cash flows used in investing activities	(340,367)	(423,527)
Cash flows used in financing activities	(86,007)	(249,303)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(85,041)	$239,107
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At June 30, 2020 and December 31, 2019, we had a working capital surplus of $82.5 million and $240.2 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.

Net cash provided by operating activities in the first six months of 2020 decreased by $570.6 million compared to the first six months of 2019. This decrease was primarily due to lower natural gas revenues, lower derivative settlement gains and unfavorable changes in working capital compared to the prior year. The decrease in natural gas revenues was primarily due to lower realized natural gas prices and marginally lower equivalent production. Average realized natural gas prices decreased by 42 percent for the first six months of 2020 compared to the first six months of 2019. Equivalent production decreased by less than 1 percent for the first six months of 2020 compared to the first six months of 2019 as a result of the timing of our drilling and completion activities in the Marcellus Shale in 2020.
Refer to “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $83.2 million for the first six months of 2020 compared to the first six months of 2019. The decrease was primarily due to $90.3 million lower capital expenditures as a result of the implementation of our maintenance capital program in 2020. This decrease was partially offset by a decrease in contributions and proceeds of $4.3 million related to the sale of our equity method investments and a decrease in proceeds from the sale of assets of $2.1 million.
Financing Activities. Cash flows used in financing activities decreased by $163.3 million for the first six months of 2020 compared to the first six months of 2019. This decrease was primarily due to $156.6 million of lower repurchases of our common stock in 2020 compared to 2019, $7.0 million of lower net repayments of debt, $7.4 million of lower debt issuance costs associated with the amendment of our revolving credit facility in 2019 and $4.2 million of lower tax withholdings on vesting of stock awards. These decreases were partially offset by higher dividend payments of $12.0 million related to an increase in our quarterly dividend rate from $0.16 per share in the first six months of 2019 to $0.20 per share in the first six months of 2020. Share repurchases in 2019 include $31.4 million of share repurchases that were accrued in 2018 and paid in 2019.
Capitalization
Information about our capitalization is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Debt (1)	$1,220,495	$1,220,025
Stockholders' equity	2,165,979	2,151,487
Total capitalization	$3,386,474	$3,371,512
Debt to total capitalization	36%	36%
Cash and cash equivalents	$117,164	$200,227
_______________________________________________________________________________

(1)
Includes $175.0 million and $87.0 million of current portion of long-term debt at June 30, 2020 and December 31, 2019, respectively. There were no borrowings outstanding under our revolving credit facility as of June 30, 2020 and December 31, 2019.

We did not repurchase any shares of our common stock during the first six months of 2020. During the first six months of 2019, we repurchased 5.1 million shares of our common stock for $125.3 million. During the first six months of 2020 and 2019, we paid dividends of $79.7 million ($0.20 per share) and $67.7 million ($0.16 per share), respectively, on our common stock.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash on hand, cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In thousands)	2020	2019
Capital expenditures
Drilling and facilities	$329,843	$415,431
Leasehold acquisitions	1,331	3,246
Other	4,395	5,975
	335,569	424,652
Exploration expenditures(1)	6,769	10,548
	$342,338	$435,200

(1)	Exploration expenditures include $2.0 million of exploratory dry hole cost for the first six months of 2020. Exploratory dry hole cost for the first six months of 2019 was not significant.

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
Results of Operations
Second Quarters of 2020 and 2019 Compared
We reported net income in the second quarter of 2020 of $30.4 million, or $0.08 per share, compared to net income of $181.0 million, or $0.43 per share, in the second quarter of 2019. The decrease in net income was primarily due to lower operating revenues, partially offset by lower operating expenses and income tax expense.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating Revenues
Natural gas	$288,286	$470,482	$(182,196)	(39)%
Gain on derivative instruments	43,974	63,649	(19,675)	(31)%
Other	88	(14)	102	729%
	$332,348	$534,117	$(201,769)	(38)%
Natural Gas Revenues

	Three Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2020	2019	Amount	Percent
Price variance (Mcf)	$1.42	$2.20	$(0.78)	(35)%	$(158,262)
Volume variance (Bcf)	202.9	213.8	(10.9)	(5)%	(23,934)
Total					$(182,196)
The decrease in natural gas revenues of $182.2 million was due to lower natural gas prices and lower production. The decrease in production was a result of the timing of our drilling and completion activities in the Marcellus Shale in 2020.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended June 30,
(In thousands)	2020	2019
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$19,423	$15,397
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	24,551	48,252
	$43,974	$63,649

Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating and Other Expenses
Direct operations	$17,423	$18,093	$(670)	(4)%
Transportation and gathering	135,249	141,689	(6,440)	(5)%
Taxes other than income	3,352	3,640	(288)	(8)%
Exploration	4,579	4,504	75	2%
Depreciation, depletion and amortization	94,622	96,147	(1,525)	(2)%
General and administrative	23,166	22,889	277	1%
	$278,391	$286,962	$(8,571)	(3)%

Earnings on equity method investments	$—	$3,650	$(3,650)	(100)%
Loss on sale of assets	(241)	—	241	100%
Interest expense, net	14,543	14,567	(24)	—%
Other expense	48	143	(95)	(66)%
Income tax expense	8,751	55,086	(46,335)	(84)%
Total costs and expenses from operations decreased by $8.6 million in the second quarter of 2020 compared to the same period of 2019. The primary reasons for this fluctuation are as follows:

•	Direct operations decreased $0.7 million primarily driven by lower Marcellus Shale production.

•	Transportation and gathering decreased $6.4 million due to lower Marcellus Shale production.

•
Depreciation, depletion and amortization decreased $1.5 million primarily due to lower amortization of unproved properties of $2.1 million, partially offset by higher DD&A of $0.2 million in the second quarter of 2020 compared to 2019. The increase in DD&A was primarily due to an increase of $4.8 million due to a higher DD&A rate of $0.44 per Mcfe in the second quarter of 2020 compared to $0.42 per Mcfe for the second quarter of 2019, partially offset by $4.6 million related to lower production volumes in the Marcellus Shale. The higher DD&A rate was due to higher cost reserve additions.

•
General and administrative increased $0.3 million primarily due to $1.6 million higher stock-based compensation expense associated with certain of our market-based performance awards and a $1.1 million increase in hardware and software costs. These increases were partially offset by $2.1 million of severance costs incurred in the second quarter of 2019. The remaining changes in other general and administrative expenses were not individually significant.

Earnings on Equity Method Investments
Earnings on equity method investments decreased $3.7 million primarily due to the sale of our investments in Meade Pipeline Co LLC (Meade) in November 2019 and Constitution Pipeline Company, LLC (Constitution) in February 2020.
Income Tax Expense
Income tax expense decreased $46.3 million due to lower pre-tax income and a lower effective tax rate. The effective tax rates for the second quarter of 2020 and 2019 were 22.4 percent and 23.3 percent, respectively. The effective tax rate was lower for the second quarter of 2020 compared to the second quarter of 2019 due to the reimbursement of sequestration charges on AMT credits refunded in prior years that was recorded in the second quarter of 2020.
First Six Months of 2020 and 2019 Compared
We reported net income in the first six months of 2020 of $84.3 million, or $0.21 per share, compared to net income of $443.8 million, or $1.05 per share, in the first six months of 2019. The decrease in net income was primarily due to lower operating revenues and earnings on equity method investments, partially offset by lower income tax expense.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating Revenues
Natural gas	$658,626	$1,103,656	$(445,030)	(40)%
Gain on derivative instruments	60,036	71,906	(11,870)	(17)%
Other	143	236	(93)	(39)%
	$718,805	$1,175,798	$(456,993)	(39)%
Natural Gas Revenues

	Six Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2020	2019	Amount	Percent
Price variance (Mcf)	$1.58	$2.64	$(1.06)	(40)%	$(443,115)
Volume variance (Bcf)	417.8	418.6	(0.8)	—%	(1,915)
Total					$(445,030)
The decrease in natural gas revenues of $445.0 million was due to lower natural gas prices coupled with a decrease in production. The decrease in production was a result of the timing of our drilling and completion activities in the Marcellus Shale in 2020.
Impact of Derivative Instruments on Operating Revenues

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$19,423	$68,377
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	40,613	3,529
	$60,036	$71,906
Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating and Other Expenses
Direct operations	$34,667	$36,427	$(1,760)	(5)%
Transportation and gathering	278,581	279,022	(441)	—%
Taxes other than income	7,090	9,487	(2,397)	(25)%
Exploration	6,769	10,548	(3,779)	(36)%
Depreciation, depletion and amortization	194,757	188,405	6,352	3%
General and administrative	56,595	53,979	2,616	5%
	$578,459	$577,868	$591	—%

(Loss) earnings on equity method investments	$(59)	$7,334	$(7,393)	(101)%
Loss on sale of assets	(170)	(1,500)	(1,330)	(89)%
Interest expense, net	28,754	26,748	2,006	7%
Other expense	114	287	(173)	(60)%
Income tax expense	26,965	132,957	(105,992)	(80)%

Total costs and expenses from operations increased by $0.6 million in the first six months of 2020 compared to the same period of 2019. The primary reasons for this fluctuation are as follows:

•	Direct operations decreased $1.8 million due to a decrease in production and continued efficiencies in our operations in the Marcellus Shale.

•	Transportation and gathering decreased $0.4 million due to lower Marcellus Shale production.

•	Taxes other than income decreased $2.4 million due to $2.2 million lower drilling impact fees driven by a decrease in rates associated with lower natural gas prices.

•
Exploration decreased $3.8 million due to a $3.1 million decrease in geological and geophysical expenses and a $1.4 million decrease in employee costs, partially offset by an increase in exploratory dry hole costs of $2.0 million.

•
Depreciation, depletion and amortization increased $6.4 million primarily due to higher DD&A of $8.8 million, partially offset by lower amortization of unproved properties of $3.0 million. The increase in DD&A was due to an increase of $9.1 million due to a higher DD&A rate of $0.44 per Mcfe for the first six months of 2020 compared to $0.42 per Mcfe for the first six months of 2019. The higher DD&A rate was due to higher cost reserve additions. Amortization of unproved properties decreased due to lower amortization rates.

•
General and administrative increased $2.6 million primarily due to higher stock-based compensation expense of $2.7 million associated with certain of our market-based performance awards, a $1.9 million increase in legal expenses and a $1.1 million increase in hardware and software costs. These increases were partially offset by $2.1 million of severance costs incurred in the second quarter of 2019 and a $1.4 million decrease in employee-related expenses. The remaining changes in other general and administrative expenses were not individually significant.

(Loss) Earnings on Equity Method Investments
Earnings on equity method investments decreased $7.4 million primarily due to the sale of our investments in Meade in November 2019 and Constitution in February 2020.
Interest Expense, net
Interest expense, net increased $2.0 million primarily due to the reversal of interest expense in 2019 related to certain income tax reserves recorded in prior periods.
Income Tax Expense
Income tax expense decreased $106.0 million due to lower pre-tax income, partially offset by a higher effective tax rate. The effective tax rates for the first six months of 2020 and 2019 were 24.2 percent and 23.1 percent, respectively. The effective tax rate was higher for the first six months of 2020 compared to the first six months of 2019 due to an increase in tax expense as a result of book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of natural gas, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. Refer to “Risk Factors” in Item 1A of the Form 10-K, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in this Quarterly Report on Form 10-Q for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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
As of June 30, 2020, we had the following outstanding financial commodity derivatives:

			Collars					Estimated Fair Value Asset (Liability) (In thousands)
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	36,900,000	Jul. 2020 - Oct. 2020					$2.25	$19,259
Natural gas (NYMEX)	61,500,000	Jul. 2020 - Oct. 2020	$1.90 - $2.15	$2.05	$2.10 - $2.38	$2.24		21,395
								$40,654
The amounts set forth in the table above represent our total unrealized derivative position at June 30, 2020 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by one of our banks.
A significant portion of our expected natural gas production for 2020 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable.
During the first six months of 2020, natural gas collars with floor prices ranging from $1.90 to $2.15 per Mmbtu and ceiling prices ranging from $2.10 to $2.38 per Mmbtu covered 32.5 Bcf, or eight percent of natural gas production at a weighted-average price of $2.06 per Mmbtu. Natural gas swaps covered 17.7 Bcf, or four percent of natural gas production at a weighted-average price of $2.23 per Mmbtu.
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
The carrying amount and fair value of debt is as follow:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,220,495	$1,230,456	$1,220,025	$1,260,259
Current maturities	(175,000)	(176,058)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$1,045,495	$1,054,398	$1,133,025	$1,171,555
ITEM 4.    Controls and Procedures
As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to have a material effect on, the Company's internal control over financial reporting.
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
ITEM 1A.    Risk Factors
The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of Part I of our Form 10-K for the fiscal year ended December 31, 2019 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which risk factors could also be affected by the potential effects of the outbreak of COVID-19 discussed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
Business disruptions from unexpected events, including pandemics, health crises and natural disasters, may increase our cost of doing business or disrupt our operations.
The occurrence of one or more unexpected events, including a public health crisis, pandemic and epidemic, war or civil unrest, a weather event, an earthquake or other catastrophe could adversely affect our business, financial condition and results of operations. For example, the ongoing COVID-19 outbreak, which the WHO declared as a pandemic on March 11, 2020, has reached more than 200 countries and territories and has continued to be a rapidly evolving economic and public health situation. The pandemic has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system, such as quarantines, shelter-in-place orders and business and government shutdowns (whether through a continuation of existing measures or the re-imposition of prior measures). We have taken precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, if a significant portion of our employees or contractors were unable to work due to illness or if our field operations were suspended or temporarily restricted due to control measures designed to contain the outbreak, that could adversely affect our business, financial condition and results of operations, and we cannot guarantee that any precautionary actions taken by us will be effective in preventing disruptions to our business.
We regularly monitor the creditworthiness of our customers and derivative contract counterparties. Although we have not received notices from our customers or counterparties regarding non-performance issues or delays resulting from the COVID-19 pandemic, to the extent we or any of our material suppliers or customers are unable to operate due to government restrictions or otherwise, we may have to temporarily shut down or reduce production, which could result in significant downtime and have significant adverse consequences for our business, financial condition and results of operations. In addition, most of our non-operational employees are now working remotely, which could increase the risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions.

Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19, has continued to result in a significant downturn in the oil and gas industry. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, financial condition and results of operations at this time due to numerous uncertainties. For example, although the negative effects on crude oil pricing have been more significant than effects on natural gas to date, the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas may be disrupted or suspended in response to containing the outbreak, and/or the economic challenges may lead to a reduction in capacity or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, any resurgence in COVID-19 transmission and infection in affected regions after they have begun to experience an improvement, the consequences of governmental and other measures designed to mitigate the spread of the virus and alleviate strain on the healthcare system, the development of effective treatments, the duration of the outbreak, further actions taken by members of OPEC+, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended June 30, 2020. The maximum number of remaining shares that may be purchased under our share repurchase program as of June 30, 2020 was 11.0 million shares.
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

CABOT OIL & GAS CORPORATION
(Registrant)

July 31, 2020	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2020	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 31, 2020	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)