Form 10-Q
period 2020-09-30
CABOT OIL & GAS CORP
filed 2020-10-30
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2020, there were 398,579,881 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$170	$200,227
Restricted cash	11,578	13,556
Accounts receivable, net	136,738	209,023
Income taxes receivable	156,815	129,795
Inventories	14,929	13,932
Other current assets	2,322	1,715
Total current assets	322,552	568,248
Properties and equipment, net (Successful efforts method)	4,034,680	3,855,706
Other assets	62,073	63,291
	$4,419,305	$4,487,245
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$151,662	$189,811
Current portion of long-term debt	188,000	87,000
Accrued liabilities	28,396	31,290
Interest payable	6,242	19,933
Derivative instruments	11,628	—
Total current liabilities	385,928	328,034
Long-term debt, net	973,712	1,133,025
Deferred income taxes	748,489	702,104
Asset retirement obligations	83,670	71,598
Postretirement benefits	33,749	32,713
Other liabilities	75,269	68,284
Total liabilities	2,300,817	2,335,758

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2020 and 2019, respectively
Issued — 477,537,199 shares and 476,881,991 shares in 2020 and 2019, respectively	47,754	47,688
Additional paid-in capital	1,800,002	1,782,427
Retained earnings	2,093,004	2,143,213
Accumulated other comprehensive income	929	1,360
Less treasury stock, at cost:
78,957,318 shares and 78,957,318 shares in 2020 and 2019, respectively	(1,823,201)	(1,823,201)
Total stockholders' equity	2,118,488	2,151,487
	$4,419,305	$4,487,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
OPERATING REVENUES
Natural gas	$333,256	$418,133	$991,882	$1,521,789
(Loss) gain on derivative instruments	(42,253)	11,060	17,783	82,966
Other	38	(82)	181	154
	291,041	429,111	1,009,846	1,604,909
OPERATING EXPENSES
Direct operations	20,197	19,181	54,864	55,608
Transportation and gathering	146,982	145,681	425,563	424,703
Taxes other than income	3,615	4,607	10,705	14,094
Exploration	3,900	4,481	10,669	15,029
Depreciation, depletion and amortization	99,649	110,889	294,406	299,294
General and administrative	24,262	18,391	80,857	72,370
	298,605	303,230	877,064	881,098
Earnings (loss) on equity method investments	—	3,860	(59)	11,194
Gain (loss) on sale of assets	31	36	(139)	(1,464)
(LOSS) INCOME FROM OPERATIONS	(7,533)	129,777	132,584	733,541
Interest expense, net	14,389	13,554	43,143	40,302
Other expense	57	143	171	430
(Loss) income before income taxes	(21,979)	116,080	89,270	692,809
Income tax (benefit) expense	(7,018)	25,722	19,947	158,679
NET (LOSS) INCOME	$(14,961)	$90,358	$69,323	$534,130

(Loss) earnings per share
Basic	$(0.04)	$0.22	$0.17	$1.27
Diluted	$(0.04)	$0.22	$0.17	$1.27

Weighted-average common shares outstanding
Basic	398,580	412,456	398,500	419,199
Diluted	398,580	414,462	400,628	421,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,323	$534,130
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	294,406	299,294
Deferred income tax expense	46,513	188,997
Loss on sale of assets	139	1,464
Exploratory dry hole cost	2,011	16
Gain on derivative instruments	(17,783)	(82,966)
Net cash received in settlement of derivative instruments	33,529	114,931
Loss (earnings) on equity method investments	59	(11,194)
Distribution of earnings from equity method investments	—	12,610
Amortization of debt issuance costs	2,234	3,219
Stock-based compensation and other	34,204	22,720
Changes in assets and liabilities:
Accounts receivable, net	72,285	203,164
Income taxes	(27,020)	(16,746)
Inventories	(1,433)	(7,119)
Other current assets	(637)	(1,338)
Accounts payable and accrued liabilities	(25,118)	(43,413)
Interest payable	(13,691)	(12,825)
Other assets and liabilities	1,372	(22,133)
Net cash provided by operating activities	470,393	1,182,811
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(478,422)	(620,696)
Proceeds from sale of assets	335	2,401
Investment in equity method investments	(35)	(8,977)
Distribution of investment from equity method investments	—	1,656
Proceeds from sale of equity method investments	(9,424)	—
Net cash used in investing activities	(487,546)	(625,616)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	123,000	95,000
Repayments of debt	(182,000)	(102,000)
Treasury stock repurchases	—	(347,446)
Dividends paid	(119,532)	(104,722)
Tax withholdings on vesting of stock awards	(6,350)	(10,587)
Capitalized debt issuance costs	—	(7,411)
Net cash used in financing activities	(184,882)	(477,166)
Net (decrease) increase in cash, cash equivalents and restricted cash	(202,035)	80,029
Cash, cash equivalents and restricted cash, beginning of period	213,783	2,287
Cash, cash equivalents and restricted cash, end of period	$11,748	$82,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
Net income	—	—	—	—	—	—	53,910	53,910
Stock amortization and vesting	651	65	—	—	2,886	—	—	2,951
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,817)	(39,817)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at March 31, 2020	477,533	$47,753	78,957	$(1,823,201)	$1,785,313	$1,224	$2,157,306	$2,168,395
Net income	—	—	—	—	—	—	30,374	30,374
Stock amortization and vesting	2	1	—	—	7,218	—	—	7,219
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,858)	(39,858)
Other comprehensive loss	—	—	—	—	—	(151)	—	(151)
Balance at June 30, 2020	477,535	$47,754	78,957	$(1,823,201)	$1,792,531	$1,073	$2,147,822	$2,165,979
Net loss	—	—	—	—	—	—	(14,961)	(14,961)
Stock amortization and vesting	2	—	—	—	7,471	—	—	7,471
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,857)	(39,857)
Other comprehensive loss	—	—	—	—	—	(144)	—	(144)
Balance at September 30, 2020	477,537	$47,754	78,957	$(1,823,201)	$1,800,002	$929	$2,093,004	$2,118,488

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	262,763	262,763
Stock amortization and vesting	682	68	—	—	(281)	—	—	(213)
Purchase of treasury stock	—	—	—	(28)	—	—	—	(28)
Cash dividends at $0.07 per share	—	—	—	—	—	—	(29,605)	(29,605)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2019	476,777	$47,678	53,410	$(1,334,716)	$1,762,861	$4,300	$1,840,816	$2,320,939
Net income	—	—	—	—	—	—	181,009	181,009
Stock amortization and vesting	102	10	—	—	6,334	—	—	6,344
Purchase of treasury stock	—	—	5,081	(125,260)	—	—	—	(125,260)
Cash dividends at $0.09 per share	—	—	—	—	—	—	(38,092)	(38,092)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at June 30, 2019	476,879	$47,688	58,491	$(1,459,976)	$1,769,195	$4,164	$1,983,733	$2,344,804
Net income	—	—	—	—	—	—	90,358	90,358
Stock amortization and vesting	3	—	—	—	6,384	—	—	6,384
Purchase of treasury stock	—	—	10,466	(190,808)	—	—	—	(190,808)
Cash dividends at $0.09 per share	—	—	—	—	—	—	(37,025)	(37,025)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	476,882	$47,688	68,957	$(1,650,784)	$1,775,579	$4,027	$2,037,066	$2,213,576

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
Cash and Cash Equivalents
From time to time, the Company may be in the position of a book overdraft in which outstanding checks exceed cash and cash equivalents. The Company classified book overdrafts in accounts payable in the Condensed Consolidated Balance Sheet, and classified the change in accounts payable associated with book overdrafts as an operating activity in the Condensed Consolidated Statement of Cash Flows. As of September 30, 2020, the book overdraft included within accounts payable was $7.8 million. There was no book overdraft within accounts payable as of December 31, 2019.
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
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2020	December 31, 2019
Proved oil and gas properties	$6,983,502	$6,508,443
Unproved oil and gas properties	58,329	133,475
Land, buildings and other equipment	108,325	104,700
	7,150,156	6,746,618
Accumulated depreciation, depletion and amortization	(3,115,476)	(2,890,912)
	$4,034,680	$3,855,706
At September 30, 2020, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.

3. Equity Method Investments
Activity related to the Company's equity method investments is as follows:

	Constitution		Meade		Total
	Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019	2020	2019
Balance at beginning of period	$—	$—	$—	$163,181	$—	$163,181
Contributions	35	500	—	8,477	35	8,977
Distributions	—	—	—	(14,266)	—	(14,266)
(Loss) earnings on equity method investments	(35)	(500)	(24)	11,694	(59)	11,194
Sale of investment	—	—	24	—	24	—
Balance at end of period	$—	$—	$—	$169,086	$—	$169,086
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
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
6.51% weighted-average senior notes(1)	$37,000	$124,000
5.58% weighted-average senior notes(2)	175,000	175,000
3.65% weighted-average senior notes(3)	925,000	925,000
Revolving credit facility	28,000	—
Unamortized debt issuance costs	(3,288)	(3,975)
	$1,161,712	$1,220,025
_______________________________________________________________________________
(1)Includes $87.0 million of current portion of long-term debt at December 31, 2019, which the Company repaid in July 2020.
(2)Includes $88.0 million of current portion of long-term debt at September 30, 2020 due in January 2021.
(3)Includes $100.0 million of current portion of long-term debt at September 30, 2020 due in September 2021.
At September 30, 2020, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
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
At September 30, 2020, the Company had $28.0 million of borrowings outstanding under its revolving credit facility at a weighted-average interest rate of 4.0 percent and had unused commitments of $1.5 billion. The Company's weighted-average effective interest rate for the revolving credit facility was approximately 4.0 percent for both the three and nine months ended September 30, 2020.

5. Derivative Instruments
As of September 30, 2020, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	9,300,000	Oct. 2020					$2.25
Natural gas (NYMEX)	15,500,000	Oct. 2020	$1.90 - $2.15	$2.05	$2.10 - $2.38	$2.24
Natural gas (NYMEX)	18,250,000	Jan. 2021-Dec. 2021					$2.74
Natural gas (NYMEX)	127,750,000	Jan. 2021-Dec. 2021	$2.50 - $2.80	$2.64	$2.83 - $3.50	$3.02
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$—	$2.50	$—	$2.80
In October 2020, the Company entered into the following financial commodity derivatives:

			Collars
			Floor		Ceiling
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	36,500,000	Jan. 2021-Dec. 2021	$2.80 - $2.85	$2.83	$3.00 - $3.94	$3.32

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commodity contracts	Other current assets (current)	$—	$31	$—	$—
Commodity contracts	Derivative instruments (current)	—	—	11,628	—
Commodity contracts	Accrued liabilities (current)	—	—	—	9
Commodity contracts	Other liabilities (non-current)	—	—	4,095	—
		$—	$31	$15,723	$9

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	September 30, 2020	December 31, 2019
Derivative assets
Gross amounts of recognized assets	$1,682	$47
Gross amounts offset in the condensed consolidated balance sheet	(1,682)	(16)
Net amounts of assets presented in the condensed consolidated balance sheet	—	31
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$—	$31

Derivative liabilities
Gross amounts of recognized liabilities	$17,405	$25
Gross amounts offset in the condensed consolidated balance sheet	(1,682)	(16)
Net amounts of liabilities presented in the condensed consolidated balance sheet	15,723	9
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$15,723	$9

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$14,106	$46,555	$33,529	$114,931
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(56,359)	(35,495)	(15,746)	(31,965)
	$(42,253)	$11,060	$17,783	$82,966

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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2020
Assets
Deferred compensation plan	$19,882	$—	$—	$19,882
Derivative instruments	—	1,381	301	1,682
	$19,882	$1,381	$301	$21,564
Liabilities
Deferred compensation plan	$28,489	$—	$—	$28,489
Derivative instruments	—	3,270	14,135	17,405
	$28,489	$3,270	$14,135	$45,894

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Assets
Deferred compensation plan	$18,381	$—	$—	$18,381
Derivative instruments	—	44	3	47
	$18,381	$44	$3	$18,428
Liabilities
Deferred compensation plan	$27,012	$—	$—	$27,012
Derivative instruments	—	—	25	25
	$27,012	$—	$25	$27,037
The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The

Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions while non-performance risk of the Company is evaluated using a market credit spread provided by the Company's banks. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Balance at beginning of period	$(22)	$21,976
Total gain (loss) included in earnings	2,866	24,931
Settlement (gain) loss	(16,678)	(37,749)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(13,834)	$9,158

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(13,733)	$7,388
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of September 30, 2020, additional disclosures were not required.
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

The carrying amount and fair value of debt is as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,161,712	$1,213,402	$1,220,025	$1,260,259
Current maturities	(188,000)	(189,501)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$973,712	$1,023,901	$1,133,025	$1,171,555

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Nine Months Ended September 30, 2020
Balance at beginning of period	$72,098
Liabilities incurred	8,976
Liabilities settled	(8)
Accretion expense	3,104
Balance at end of period	84,170
Less: current asset retirement obligations	(500)
Noncurrent asset retirement obligations	$83,670

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
Legal Matters
Pennsylvania Office of Attorney General Matter
In June 2020, the Office of Attorney General of the Commonwealth of Pennsylvania informed the Company that it will pursue certain misdemeanor and felony charges against the Company related to alleged violations of the Pennsylvania Clean Streams Law, which prohibits discharge of industrial wastes. The Company is vigorously defending itself against such charges; however, the proceedings could result in fines or penalties against the Company. At this time, it is not possible to estimate the amount of any fines or penalties, or the range of such fines or penalties, that are reasonably possible in this case.
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
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Natural gas	$333,256	$418,133	$991,882	$1,521,789
Other	38	(82)	181	154
	$333,294	$418,051	$992,063	$1,521,943
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
As of September 30, 2020, the Company has $9.1 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from three to 18 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $136.7 million and $209.2 million as of September 30, 2020 and December 31, 2019, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $11.4 million and $2.1 million in the third quarter of 2020 and 2019, respectively, and $36.0 million and $24.0 million during the first nine months of 2020 and 2019, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first nine months of 2020, 127,165 restricted stock units were granted to non-employee directors of the Company with a weighted-average grant date value of $15.80 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.

Performance Share Awards
The performance period for the awards granted during the first nine months of 2020 commenced on January 1, 2020 and ends on December 31, 2022. The Company used an annual forfeiture rate assumption ranging from zero to five for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock. Based on the Company’s probability assessment at September 30, 2020, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first nine months of 2020, 722,500 Employee Performance Share Awards were granted at a grant date value of $15.60 per share. The 2020 awards vest 100 percent on the third anniversary, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the performance shares that would have been issued on the anniversary date will be forfeited.
Hybrid Performance Share Awards. During the first nine months of 2020, 506,412 Hybrid Performance Share Awards were granted at a grant date value of $15.60 per share. The 2020 awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company’s compensation committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first nine months of 2020, 862,180 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period.
The following assumptions were used to determine the grant date fair value of the equity component (February 19, 2020) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	September 30, 2020
Fair value per performance share award	$13.79	$13.28 - $17.30
Assumptions:
Stock price volatility	29.5%	36.8% - 48.4%
Risk free rate of return	1.39%	0.10% - 0.14%
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

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Weighted-average shares - basic	398,580	412,456	398,500	419,199
Dilution effect of stock awards at end of period	—	2,006	2,128	1,902
Weighted-average shares - diluted	398,580	414,462	400,628	421,101
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	3,009	—	—	—
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	484	51	633
	3,009	484	51	633
12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2020	December 31, 2019
Accounts receivable, net
Trade accounts	$136,740	$209,200
Other accounts	1,037	1,007
	137,777	210,207
Allowance for doubtful accounts	(1,039)	(1,184)
	$136,738	$209,023
Other assets
Deferred compensation plan	$19,882	$18,381
Debt issuance costs	7,391	8,938
Operating lease right-of-use assets	34,721	35,916
Other accounts	79	56
	$62,073	$63,291
Accounts payable
Trade accounts	$20,789	$21,663
Royalty and other owners	25,836	36,191
Accrued transportation	50,999	55,586
Accrued capital costs	27,850	40,337
Taxes other than income	10,262	16,971
Other accounts	15,926	19,063
	$151,662	$189,811
Accrued liabilities
Employee benefits	$19,822	$22,727
Taxes other than income	3,243	3,850
Operating lease liabilities	4,027	3,124
Other accounts	1,304	1,589
	$28,396	$31,290
Other liabilities
Deferred compensation plan	$28,489	$27,012
Derivative instruments	4,095	—
Operating lease liabilities	30,594	32,677
Other accounts	12,091	8,595
	$75,269	$68,284

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and nine month periods ended September 30, 2020 and 2019 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (Form 10-Q) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2019 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 are as follows:
•Natural gas production decreased 0.1 Bcf from 639.3 Bcf, or 2,342 Mmcf per day, in 2019 to 639.2 Bcf, or 2,333 Mmcf per day, in 2020. The slight decrease was driven by strategic curtailments of production during the third quarter of 2020 due to weaker natural gas prices offset by higher production during the period prior to such strategic curtailment due to the timing of our drilling and completion activities in the Marcellus Shale in 2020.
•Average realized natural gas price was $1.60 per Mcf, 38 percent lower than the $2.56 per Mcf realized in the comparable period of the prior year.
•Total capital expenditures were $463.9 million compared to $622.1 million in the comparable period of the prior year.
•Drilled 55 gross wells (49.2 net) with a success rate of 100 percent compared to 71 gross wells (71.0 net) with a success rate of 100 percent for the comparable period of the prior year.
•Completed 71 gross wells (62.3 net) in 2020 compared to 71 gross wells (71.0 net) in 2019.
•Average rig count during 2020 was approximately 2.3 rigs in the Marcellus Shale, compared to an average rig count of approximately 3.1 rigs during 2019.
•Repaid $87.0 million of our 6.51% weighted-average senior notes, which matured in July 2020.
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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices, particularly natural gas prices. Since substantially all of our production and reserves are natural gas, significant declines in natural gas prices could have a material adverse effect on our operating results, financial condition, liquidity and ability to obtain financing. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. In addition, in periods of low natural gas prices, we may elect to curtail a portion of our production, such as late in the third quarter of 2020, when we anticipate a more favorable price environment in which to produce our curtailed volumes. Historically, natural gas prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. In addition to commodity prices and production volumes, finding and developing sufficient amounts of natural gas reserves at economical costs are critical to our long-term success.
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
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization (WHO) declared as a pandemic on March 11, 2020, has reached more than 200 countries and territories and there continues to be considerable uncertainty regarding the extent to which COVID-19 will continue to spread, the development and availability of effective treatments and vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system and the economic impact of such actions. One of the impacts of the COVID-19 pandemic has been a significant reduction in demand for crude oil, and to a lesser extent, natural gas. The supply/demand imbalance driven by the COVID-19 pandemic, as well as production disagreements among members of the Organization of Petroleum Exporting Countries and other producer countries (OPEC+), has led to significant global economic contraction generally and continues to have disruptive impacts on the oil and gas industry. While subsequent negotiations between members of OPEC+ led to an agreement to reduce production volumes in an effort to stabilize crude oil prices, crude oil prices remain at depressed levels, as the oversupply and lack of demand in the market persist. Natural gas prices have continued to remain low compared to 2019 and remained challenged during the third quarter of 2020, in part, due to lower seasonal demand during the shoulder season of 2020 and storage levels nearing capacity. In response to the weakness of natural gas prices, we have strategically curtailed our production during the last 13 days of the third quarter of 2020, resulting in an estimated average daily curtailment of approximately 372 Mmcfe per day of gross production.
Meanwhile, NYMEX natural gas futures prices have shown improvements since the implementation of pandemic-related restrictions and OPEC+ price disagreements. The improvements in natural gas futures prices are based on market expectations that declines in future natural gas supplies due to a substantial reduction of associated gas related to the curtailment of operations in oil basins throughout the United States will more than offset the lower demand recently experienced with the COVID-19 pandemic. While the current outlook on natural gas prices is favorable and our operations have not been significantly impacted in the short-term, in the event these disruptions continue for an extended period of time, our operations could be adversely impacted, commodity prices could continue to decline further and our costs may increase. While we are unable to predict future commodity prices, at current natural gas price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, management would evaluate the recoverability of the carrying value of our oil and gas properties.
We have implemented preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. We also have modified certain business practices (including those related to non-operational employee work locations and the cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. In addition, we are continuing to work with our customers and service providers to understand the potential impacts to our operations, including to mitigate any disruptions and to plan for longer-term emergency response protocols. We will continue to monitor developments affecting our workforce, our customers, our service providers and the communities in which we operate, including any resurgence in COVID-19 transmission and infection, and take additional precautions as we believe are warranted.
Our efforts to respond to the challenges presented by the on-going pandemic, as well as certain operational decisions we previously implemented such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations. We have not required any funding under any federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. As a result, we currently believe that we are well-positioned to manage the challenges presented in a lower commodity pricing environment and can endure the current cyclical downturn in the energy industry and continued volatility in current and future commodity prices by:
•Continuing to exercise discipline in our capital program with the expectation of funding our capital expenditures with cash on hand, operating cash flows, and if required, borrowings under our revolving credit facility.
•Continuing to manage our portfolio by strategically curtailing production in periods of weaker natural gas prices.
•Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production.
•Continuing to manage our balance sheet, which we believe provides sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants.
•Continuing to manage price risk by strategically hedging our production.
The impact that COVID-19 will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration, ultimate geographic spread and severity of the virus, any resurgence in COVID-19 transmission and infection in affected regions after they have begun to experience an improvement, the consequences of governmental and other measures designed to mitigate the spread of the virus and alleviate strain on the healthcare system, the development of effective treatments, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Outlook
Our 2020 capital program is expected to be approximately $575.0 million, a 27 percent reduction from our 2019 capital program of $783.3 million. We expect to fund these capital expenditures with our operating cash flow and, if required, borrowings under our revolving credit facility. At the beginning of 2020, we reduced our planned capital program as a result of the lower natural gas price environment. During the third quarter of 2020, we elected to strategically curtail production in the Marcellus Shale due to weaker natural gas prices; however, we anticipate an increase in production in the fourth quarter of 2020 over the third quarter as a result of an increase in demand during the winter months.
In 2019, we drilled 96 gross wells (94.0 net) and completed 99 gross wells (97.0 net), of which 29 gross wells (29.0 net) were drilled but uncompleted in prior years. For the full year of 2020, our capital program will focus on the Marcellus Shale, where we expect to drill, complete and place on production approximately 70 net wells. We will continue to assess the natural gas price environment and may increase or decrease our capital expenditures in response to the macro-environment and outlook. This may from time to time also include curtailing a portion of our production.
Financial Condition
Capital Resources and Liquidity
Our primary source of cash for the nine months ended September 30, 2020 was from the sale of natural gas production and net borrowings under our revolving credit facility. These cash flows were used to fund our capital expenditures, principal and interest payments on debt and payment of dividends. See below for additional discussion and analysis of our cash flows.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 23, 2020, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively. At September 30, 2020, we had $28.0 million of borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.
A decline in commodity prices could result in the future reduction of our borrowing base and related commitments under our revolving credit facility. Unless commodity prices decline significantly from current levels, we do not believe that any such reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with operating cash flow and availability under our revolving credit facility, we have the capacity to fund our spending plans.
At September 30, 2020, we were in compliance with all restrictive financial covenants for both our revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows provided by operating activities	$470,393	$1,182,811
Cash flows used in investing activities	(487,546)	(625,616)
Cash flows used in financing activities	(184,882)	(477,166)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(202,035)	$80,029
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At September 30, 2020 and December 31, 2019, we had a working capital deficit of $63.4 million and a surplus of $240.2 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in the first nine months of 2020 decreased by $712.4 million compared to the first nine months of 2019. This decrease was primarily due to lower natural gas revenues, lower derivative settlement gains and unfavorable changes in working capital compared to the prior year. The decrease in natural gas revenues was primarily due to lower realized natural gas prices and marginally lower natural gas production. Average realized natural gas prices decreased by 38 percent for the first nine months of 2020 compared to the first nine months of 2019. Natural gas production decreased slightly for the first nine months of 2020 compared to the first nine months of 2019 due to strategic curtailments of production during the third quarter of 2020 due to weaker natural gas prices offset by higher production during the period prior to such strategic curtailment due to the timing of our drilling and completion activities in the Marcellus Shale in 2020.
Refer to “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $138.1 million for the first nine months of 2020 compared to the first nine months of 2019. The decrease was primarily due to $142.3 million of lower capital expenditures as a result of the implementation of our maintenance capital program in 2020. This decrease was partially offset by an increase in net cash outflows of $2.1 million related to the sale of our equity method investments and a decrease in proceeds from the sale of assets of $2.1 million.
Financing Activities. Cash flows used in financing activities decreased by $292.3 million for the first nine months of 2020 compared to the first nine months of 2019. This decrease was primarily due to $347.4 million of lower repurchases of our common stock in 2020 compared to 2019, $7.4 million of lower debt issuance costs associated with the amendment of our revolving credit facility in 2019 and $4.2 million of lower tax withholdings on vesting of stock awards. These decreases were partially offset by $52.0 million higher net repayments of debt and $14.8 million higher dividend payments related to an increase in our quarterly dividend rate from $0.25 per share in the first nine months of 2019 to $0.30 per share in the first nine months of 2020. Share repurchases in 2019 include $31.4 million of share repurchases that were accrued in 2018 and paid in 2019.
Capitalization
Information about our capitalization is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Debt (1)	$1,161,712	$1,220,025
Stockholders' equity	2,118,488	2,151,487
Total capitalization	$3,280,200	$3,371,512
Debt to total capitalization	35%	36%
Cash and cash equivalents	$170	$200,227
_______________________________________________________________________________
(1)Includes $188.0 million and $87.0 million of current portion of long-term debt at September 30, 2020 and December 31, 2019, respectively. Includes $28.0 million of borrowings outstanding under our revolving credit facility as of September 30, 2020. There were no borrowings outstanding under our revolving credit facility as of December 31, 2019.
We did not repurchase any shares of our common stock during the first nine months of 2020. During the first nine months of 2019, we repurchased 15.5 million shares of our common stock for $316.1 million. During the first nine months of 2020 and

2019, we paid dividends of $119.5 million ($0.30 per share) and $104.7 million ($0.25 per share), respectively, on our common stock.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash on hand, cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Capital expenditures
Drilling and facilities	$449,045	$605,938
Leasehold acquisitions	3,258	5,261
Other	11,622	10,917
	463,925	622,116
Exploration expenditures(1)	10,669	15,029
	$474,594	$637,145
_______________________________________________________________________________
(1)Exploration expenditures include $2.0 million of exploratory dry hole cost for the first nine months of 2020. Exploratory dry hole cost for the first nine months of 2019 was not significant.

For the full year of 2020, we plan to allocate substantially all of our capital to the Marcellus Shale, where we expect to drill, complete and place on production approximately 70 net wells. Our 2020 capital program is expected to be approximately $575.0 million. Refer to “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
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
Recently Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements, “Financial Statement Presentation,” for a discussion of recently adopted accounting pronouncements that affect us.
Results of Operations
Third Quarters of 2020 and 2019 Compared
We reported a net loss in the third quarter of 2020 of $15.0 million, or $0.04 per share, compared to net income of $90.4 million, or $0.22 per share, in the third quarter of 2019. The decrease in net income was primarily due to lower operating revenues, partially offset by lower operating expenses and income tax expense.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended September 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating Revenues
Natural gas	$333,256	$418,133	$(84,877)	(20)%
(Loss) gain on derivative instruments	(42,253)	11,060	(53,313)	(482)%
Other	38	(82)	120	(146)%
	$291,041	$429,111	$(138,070)	(32)%
Natural Gas Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2020	2019	Amount	Percent
Price variance ($/Mcf)	$1.51	$1.89	$(0.38)	(20)%	$(86,200)
Volume variance (Bcf)	221.4	220.7	0.7	—%	1,323
Total					$(84,877)
The decrease in natural gas revenues of $84.9 million was primarily due to lower natural gas prices, partially offset by a slight increase in production. Production increased slightly as a result of the timing of our drilling and completion activities in the Marcellus Shale in 2020 offset by strategic curtailments of production during the third quarter of 2020 due to weaker natural gas prices.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended September 30,
(In thousands)	2020	2019
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$14,106	$46,555
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(56,359)	(35,495)
	$(42,253)	$11,060

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating and Other Expenses
Direct operations	$20,197	$19,181	$1,016	5%
Transportation and gathering	146,982	145,681	1,301	1%
Taxes other than income	3,615	4,607	(992)	(22)%
Exploration	3,900	4,481	(581)	(13)%
Depreciation, depletion and amortization	99,649	110,889	(11,240)	(10)%
General and administrative	24,262	18,391	5,871	32%
	$298,605	$303,230	$(4,625)	(2)%

Earnings on equity method investments	$—	$3,860	$(3,860)	(100)%
Gain on sale of assets	31	36	(5)	(14)%
Interest expense, net	14,389	13,554	835	6%
Other expense	57	143	(86)	(60)%
Income tax (benefit) expense	(7,018)	25,722	(32,740)	(127)%
Total costs and expenses from operations decreased by $4.6 million in the third quarter of 2020 compared to the same period of 2019. The primary reasons for this fluctuation are as follows:
•Direct operations increased $1.0 million primarily driven by higher workover expense.
•Transportation and gathering increased $1.3 million due to higher demand charges.
•Depreciation, depletion and amortization decreased $11.2 million primarily due to lower amortization of unproved properties of $14.0 million, partially offset by higher DD&A of $2.3 million in the third quarter of 2020 compared to 2019. Amortization of unproved properties decreased due to lower amortization rates. The increase in DD&A was primarily due to an increase of $2.0 million due to a higher DD&A rate of $0.43 per Mcfe in the third quarter of 2020 compared to $0.42 per Mcfe for the third quarter of 2019. The higher DD&A rate was due to higher cost reserve additions.
•General and administrative increased $5.9 million primarily due to $9.3 million higher stock-based compensation expense associated with certain of our market-based performance awards partially offset by a $1.2 million decrease in hardware and software costs. The remaining changes in other general and administrative expenses were not individually significant.
Earnings on Equity Method Investments
Earnings on equity method investments decreased $3.9 million primarily due to the sale of our investments in Meade Pipeline Co LLC (Meade) in November 2019 and Constitution Pipeline Company, LLC (Constitution) in February 2020.
Income Tax (Benefit) Expense
Income tax expense decreased $32.7 million due to lower pre-tax income and a higher effective tax rate. The effective tax rates for the third quarter of 2020 and 2019 were 31.9 percent and 22.2 percent, respectively. The effective tax rate was higher for the third quarter of 2020, where we recorded an income tax benefit, compared to the third quarter of 2019, where we recorded an income tax expense, due to the impact of non-recurring discrete items related to additional tax credits recorded during the third quarter of 2020.
First Nine Months of 2020 and 2019 Compared
We reported net income in the first nine months of 2020 of $69.3 million, or $0.17 per share, compared to net income of $534.1 million, or $1.27 per share, in the first nine months of 2019. The decrease in net income was primarily due to lower operating revenues and earnings on equity method investments, partially offset by lower income tax expense.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Nine Months Ended September 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating Revenues
Natural gas	$991,882	$1,521,789	$(529,907)	(35)%
Gain on derivative instruments	17,783	82,966	(65,183)	(79)%
Other	181	154	27	18%
	$1,009,846	$1,604,909	$(595,063)	(37)%
Natural Gas Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2020	2019	Amount	Percent
Price variance ($/Mcf)	$1.55	$2.38	$(0.83)	(35)%	$(529,770)
Volume variance (Bcf)	639.2	639.3	(0.1)	—%	(137)
Total					$(529,907)
The decrease in natural gas revenues of $529.9 million was primarily due to lower natural gas prices and, to a lesser extent, slightly lower production. The slight decrease in production was due to strategic curtailments of production during the third quarter of 2020 due to weaker natural gas prices offset by higher production during the period prior to such strategic curtailment due to the timing of our drilling and completion activities in the Marcellus Shale in 2020.
Impact of Derivative Instruments on Operating Revenues

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$33,529	$114,931
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(15,746)	(31,965)
	$17,783	$82,966
Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating and Other Expenses
Direct operations	$54,864	$55,608	$(744)	(1)%
Transportation and gathering	425,563	424,703	860	—%
Taxes other than income	10,705	14,094	(3,389)	(24)%
Exploration	10,669	15,029	(4,360)	(29)%
Depreciation, depletion and amortization	294,406	299,294	(4,888)	(2)%
General and administrative	80,857	72,370	8,487	12%
	$877,064	$881,098	$(4,034)	—%

(Loss) earnings on equity method investments	$(59)	$11,194	$(11,253)	(101)%
Gain (loss) on sale of assets	(139)	(1,464)	(1,325)	(91)%
Interest expense, net	43,143	40,302	2,841	7%
Other expense	171	430	(259)	(60)%
Income tax expense	19,947	158,679	(138,732)	(87)%

Total costs and expenses from operations decreased by $4.0 million in the first nine months of 2020 compared to the same period of 2019. The primary reasons for this fluctuation are as follows:
•Direct operations decreased $0.7 million due to a decrease in production and continued efficiencies in our operations in the Marcellus Shale. This decrease was offset by higher workover expenses during the period.
•Transportation and gathering increased $0.9 million due to higher demand charges.
•Taxes other than income decreased $3.4 million primarily due to $3.1 million lower drilling impact fees driven by a decrease in rates associated with lower natural gas prices and a decrease in drilling activities during 2020.
•Exploration decreased $4.4 million primarily due to a $3.6 million decrease in geological and geophysical expenses and a $1.4 million decrease in employee costs. These decreases were partially offset by higher in exploratory dry hole costs of $2.0 million.
•Depreciation, depletion and amortization decreased $4.9 million primarily due to lower amortization of unproved properties of $17.0 million, partially offset by higher DD&A of $11.1 million. Amortization of unproved properties decreased due to lower amortization rates. The increase in DD&A was due to a higher DD&A rate of $0.44 per Mcfe for the first nine months of 2020 compared to $0.42 per Mcfe for the first nine months of 2019. The higher DD&A rate was due to higher cost reserve additions.
•General and administrative increased $8.5 million primarily due to higher stock-based compensation expense of $12.0 million associated with certain of our market-based performance awards and a $1.8 million increase in legal expenses. These increases were partially offset by $2.5 million of lower severance costs that were incurred in the third quarter of 2019 and a $1.7 million decrease in employee-related expenses. The remaining changes in other general and administrative expenses were not individually significant.
(Loss) Earnings on Equity Method Investments
Earnings on equity method investments decreased $11.3 million primarily due to the sale of our investments in Meade in November 2019 and Constitution in February 2020.
Interest Expense, net
Interest expense, net increased $2.8 million primarily due to the reversal of interest expense in 2019 related to certain income tax reserves recorded in prior periods.
Income Tax Expense
Income tax expense decreased $138.7 million due to lower pre-tax income and a lower effective tax rate. The effective tax rates for the first nine months of 2020 and 2019 were 22.3 percent and 22.9 percent, respectively. The effective tax rate was lower for the first nine months of 2020 compared to the first nine months of 2019 due to the impact of non-recurring discrete items related to additional tax credits recorded in 2020 partially offset by an increase in tax expense as a result of book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of natural gas, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. Refer to “Risk Factors” in Item 1A of our Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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
Periodically, we enter into financial commodity derivatives including collar and swap agreements, to protect against exposure to commodity price declines related to our natural gas production. Our credit agreement restricts our ability to enter into financial commodity derivatives other than to hedge or mitigate risks to which we have actual or projected exposure or as permitted under our risk management policies and not subjecting us to material speculative risks. All of our financial derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index, such as the NYMEX natural gas futures.
As of September 30, 2020, we had the following outstanding financial commodity derivatives:

			Collars					Estimated Fair Value Asset (Liability) (In thousands)
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	9,300,000	Oct. 2020					$2.25	$1,387
Natural gas (NYMEX)	15,500,000	Oct. 2020	$1.90 - $2.15	$2.05	$2.10 - $2.38	$2.24		303
Natural gas (NYMEX)	18,250,000	Jan. 2021-Dec. 2021					$2.74	(3,291)
Natural gas (NYMEX)	127,750,000	Jan. 2021-Dec. 2021	$2.50 - $2.80	$2.64	$2.83 - $3.50	$3.02		(12,507)
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$—	$2.50	$—	$2.80		(1,736)
								$(15,844)
In October 2020, the Company entered into the following financial commodity derivatives:

			Collars
			Floor		Ceiling
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	36,500,000	Jan. 2021-Dec. 2021	$2.80 - $2.85	$2.83	$3.00 - $3.94	$3.32

The amounts set forth in the table above represent our total unrealized derivative position at September 30, 2020 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.
A significant portion of our expected natural gas production for 2020 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable.
During the first nine months of 2020, natural gas collars with floor prices ranging from $1.90 to $2.15 per Mmbtu and ceiling prices ranging from $2.10 to $2.38 per Mmbtu covered 77.2 Bcf, or twelve percent of natural gas production at a weighted-average price of $2.09 per Mmbtu. Natural gas swaps covered 44.5 Bcf, or seven percent of natural gas production at a weighted-average price of $2.24 per Mmbtu.
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
The carrying amount and fair value of debt is as follow:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,161,712	$1,213,402	$1,220,025	$1,260,259
Current maturities	(188,000)	(189,501)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$973,712	$1,023,901	$1,133,025	$1,171,555

ITEM 4. Controls and Procedures
As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to have a material effect on, the Company's internal control over financial reporting.
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
ITEM 1A. Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Form 10-K for the fiscal year ended December 31, 2019 and Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended September 30, 2020. The maximum number of remaining shares that may be purchased under our share repurchase program as of September 30, 2020 was 11.0 million shares.

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

CABOT OIL & GAS CORPORATION
(Registrant)

October 30, 2020	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2020	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 30, 2020	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)