Form 10-K
period 2020-12-31
CABOT OIL & GAS CORP
filed 2021-02-26
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.10 per share ("Common Stock"), held by non-affiliates as of the last business day of registrant's most recently completed second fiscal quarter (based upon the closing sales price on the New York Stock Exchange on June 30, 2020) was approximately $6.7 billion.
As of February 22, 2021, there were 399,419,748 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2021 are incorporated by reference into Part III of this report.

FORWARD-LOOKING INFORMATION
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries and other exporting nations (OPEC+), market factors, market prices (including geographic basis differentials) of natural gas, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. Refer to “Risk Factors” in Item 1A for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
Focus on financial returns. Our goal is to generate financial returns that exceed our cost of capital by focusing on disciplined capital investment and maintaining a low cost structure. In 2020, our return on capital employed (non-GAAP) was 7.6 percent, a decrease from 22.2 percent in 2019. The decrease was driven by significantly lower natural gas prices in 2020 compared to 2019. Commodity prices play a critical role in our capital allocation decisions and have a significant impact on our financial returns.
Demonstrate continued cost control. Underpinning our financial returns is our continued focus on cost control, which resulted in a slight reduction of one percent in operating expenses per unit in 2020 relative to 2019. We believe maintaining a low cost structure provides us with a competitive advantage, especially in a low natural gas price environment. We will continue to assess additional opportunities to reduce our operating expenses per unit over time.
Maintain financial strength. We believe that maintaining a strong balance sheet with significant financial flexibility is imperative in a cyclical industry that is exposed to commodity price volatility. In recent years, we have reduced our absolute debt levels, and we anticipate retiring the current portion of our debt at maturity in 2021. Additionally, we ended 2020 with strong liquidity resulting from $140.1 million of cash and cash equivalents and $1.5 billion of unused commitments on our revolving credit facility.
Generate positive free cash flow. We believe generating positive free cash flow is paramount to creating shareholder value. Our disciplined approach to capital allocation allows us to adjust our capital spending and activity levels in response to commodity prices in order to maximize positive free cash flow through the price cycles. Our free cash flow is used for returning capital to shareholders, reducing debt levels and enhancing liquidity. In 2020, we generated $778.2 million in cash flow from operations (GAAP) and $109.1 million of free cash flow (non-GAAP), representing our fifth consecutive year of positive free cash flow generation.
Return capital to shareholders. We plan to continue to prioritize returning capital to shareholders through all commodity price cycles. In 2020, we returned $159.4 million of capital to shareholders, representing 146 percent of our free cash flow for the year. We have increased our dividend five times since 2017 and since reinstating our share repurchase program in 2017, we have reduced our shares outstanding by over 14 percent. In February 2021, we announced an updated capital return framework. We intend to implement a "base plus supplemental" dividend approach. Under this updated capital return framework, we plan to continue to deliver our regular quarterly base dividend and to supplement our regular quarterly base dividends with an annual supplemental dividend to return capital equal to a minimum of 50 percent of annual free cash flow. Any excess free cash flow above 50 percent of annual free cash flow is expected to be utilized for balance sheet enhancement, additional supplemental dividends, or opportunistic share repurchases, depending on market conditions.
Increase our proved reserve base. In 2020, we increased our year-end proved reserves by six percent at an all-sources finding and development cost (non-GAAP) of $0.35 per Mcfe. We also replaced 190 percent of our production for the year. We intend to continue to increase our proved reserves through our disciplined investment in the development of our Marcellus Shale asset assuming the commodity price environment provides for economic returns for our shareholders.
Focus on safe, responsible and sustainable operations. We believe that safe, responsible and sustainable operations are important tenants of our overall business strategy. Our safety programs are built on a foundation that emphasizes personal responsibility and safety leadership, while our operational focus is based on making our operations more environmentally and socially sustainable by actively implementing technology across our operations from design phase to equipment improvements to limit and reduce our methane emissions. In addition, we focus on practical and sustainable environmental initiatives that promote efficient use of water and protect water quality, eliminate releases, and minimize land surface impact. Because we are a producer of 100 percent natural gas, we believe we have a competitive advantage as it relates to the production of clean energy and our overall carbon footprint on the environment.
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" for a discussion and calculation of return on capital employed, free cash flow and finding and development cost, which are non-GAAP financial measures.
2021 OUTLOOK
Our 2021 capital program is expected to be approximately $530.0 million to $540.0 million, representing a six percent reduction, at the midpoint of the range, from our 2020 capital program of $569.8 million. We reduced our planned capital expenditures, which contemplates a maintenance capital program, as a result of the weaker natural gas price environment. We expect to fund these expenditures with our operating cash flow and, if required, cash on hand.
In 2021, our capital program will focus on the Marcellus Shale, where we expect to drill and complete 80 net wells. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the natural gas price environment and may adjust our capital expenditures accordingly.
DESCRIPTION OF PROPERTIES
Our operations are primarily concentrated in one unconventional play—the Marcellus Shale in northeast Pennsylvania. Our Marcellus Shale properties represent our primary operating area and are principally located in Susquehanna County, Pennsylvania, where we currently hold approximately 175,000 net acres in the dry gas window of the play. Our 2020 net production in the Marcellus Shale was 857 Bcfe, representing substantially all of our total equivalent production for the year. As of December 31, 2020, we had a total of 865.9 net wells in the Marcellus Shale, of which approximately 99.5 percent are operated by us.
During 2020, we invested $562.1 million in the Marcellus Shale and drilled or participated in drilling 64.3 net wells, completed 77.3 net wells and turned in line 69.2 net wells. As of December 31, 2020, we had 13.0 net wells that were either in the completion stage or waiting on completion or connection to a pipeline. We exited 2020 with three drilling rigs operating in the play and plan to exit 2021 with two rigs operating.
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
A summary of our firm sales commitments as of December 31, 2020 are set forth in the table below:

Natural Gas (Bcf)
2021	612.4
2022	616.9
2023	608.9
2024	566.4
2025	542.0

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
During 2020, natural gas collars with floor prices ranging from $1.90 to $2.15 per Mmbtu and ceiling prices ranging from $2.10 to $2.38 per Mmbtu covered 92.3 Bcf, or 11 percent, of natural gas production at a weighted-average price of $2.09 per Mmbtu. Natural gas swaps covered 53.5 Bcf, or six percent, of natural gas production at a weighted-average price of $2.24 per Mmbtu.
As of December 31, 2020, we had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted- Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted- Average ($/Mmbtu)	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	18,250,000	Jan. 2021-Dec. 2021					$2.74
Natural gas (NYMEX)	164,250,000	Jan. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.83 - $3.94	$3.09
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$—	$2.50	$—	$2.80
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021					$2.75
In early 2021, the Company entered into the following financial commodity derivatives:

			Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$2.81

A significant portion of our expected natural gas production for 2021 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable. We will continue to evaluate the benefit of using derivatives in the future. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" for further discussion related to our use of derivatives.
RESERVES
The following table presents our estimated proved reserves for the periods indicated:

	December 31,
	2020	2019	2018
Natural Gas (Bcf)
Proved developed reserves	8,608	8,056	7,402
Proved undeveloped reserves(1)	5,064	4,847	4,202
	13,672	12,903	11,604
Crude Oil & NGLs (Mbbl)(2)
Proved developed reserves	15	22	107
Proved undeveloped reserves(1)	—	—	13
	15	22	120

Natural gas equivalent (Bcfe)(3)	13,672	12,903	11,605
Reserve life index (in years)(4)	15.9	14.9	15.8
_______________________________________________________________________________
(1)Proved undeveloped reserves for 2020, 2019 and 2018 include reserves drilled but uncompleted of 241.0 Bcfe, 783.2 Bcfe and 631.6 Bcfe, respectively.
(2)There were no significant NGL reserves for 2020, 2019 and 2018, respectively.
(3)Natural gas equivalents are determined using a ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or NGLs.
(4)Reserve life index is equal to year-end proved reserves divided by annual production for the years ended December 31, 2020, 2019 and 2018, respectively.
Our proved reserves at December 31, 2020 increased 769 Bcfe or six percent from 12,903 Bcfe at December 31, 2019. In 2020, we added 1,974 Bcfe of proved reserves through extensions, discoveries and other additions, primarily due to the results from our drilling and completion program in the Dimock field in northeast Pennsylvania. We also had a net downward revision of 347 Bcfe, which was primarily due to a net downward performance revision of 245 Bcfe and a downward revision of 66 Bcfe associated with proved undeveloped (PUD) reserves reclassifications as a result of the five-year limitation. The net downward performance revision of 245 Bcfe was primarily due to a downward performance revision of 368 Bcfe related to certain proved developed producing properties, partially offset by an upward revision of 123 Bcfe associated with our PUD reserves due to performance revisions and the drilling of longer lateral length wells. During 2020, we produced 858 Bcfe.
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
For additional information regarding estimates of proved reserves, the audit of such estimates by Miller and Lents, Ltd. (Miller and Lents) and other information about our reserves, including the risks inherent in our estimates of proved reserves, refer to the Supplemental Oil and Gas Information to the Consolidated Financial Statements included in Item 8 and “Risk Factors—Business and Operational Risks—Our proved reserves are estimates. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated or understated” in Item 1A.

Technologies Used In Reserves Estimates
We utilize various traditional methods to estimate our reserves, including decline curve extrapolations, material balance calculations, volumetric calculations, analogies, and in some cases a combination of these methods. In addition, at times we may use seismic interpretations to confirm continuity of a formation in combination with traditional technologies; however, seismic interpretations are not used in the volumetric computation.
Internal Control
Our Senior Vice President, EHS and Engineering is the technical person responsible for our internal reserves estimation process and provides oversight of our corporate reservoir engineering department, which consists of two engineers, and the annual audit of our year-end reserves by Miller and Lents. He has a Bachelor of Science degree in Chemical Engineering, specializing in petroleum engineering, and over 38 years of industry experience with positions of increasing responsibility in operations, engineering and evaluations. He has worked in the area of reserves and reservoir engineering for 29 years and is a member of the Society of Petroleum Engineers.
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
Miller and Lents has audited 100 percent of our proved reserves estimates and concluded, in their judgment, we have an effective system for gathering data and documenting information required to estimate our proved reserves and project our future revenues. Further, Miller and Lents has concluded (1) the reserves estimation methods employed by us were appropriate, and our classification of such reserves was appropriate to the relevant SEC reserve definitions, (2) our reserves estimation processes were comprehensive and of sufficient quality, (3) the data upon which we relied were adequate and of sufficient quality, and (4) the results of our estimates and projections are, in the aggregate, reasonable. A copy of the audit letter by Miller and Lents dated January 27, 2021, has been filed as an exhibit to this Annual Report on Form 10-K.
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
Proved Undeveloped Reserves
At December 31, 2020, we had 5,064 Bcfe of PUD reserves associated with future development costs of $1.4 billion, which represents an increase of 217 Bcfe compared to December 31, 2019. All of our PUD reserves are located in Susquehanna County, Pennsylvania. We expect to complete substantially all of our PUD reserves associated with drilled but uncompleted wells by the end of 2021. Future development plans are reflective of the lower commodity price environment and have been established based on expected available cash flows from operations and availability under our revolving credit facility. As of December 31, 2020, all PUD reserves are expected to be drilled and completed within five years of initial disclosure of these reserves.
The following table is a reconciliation of the change in our PUD reserves (Bcfe):

Year Ended December 31, 2020
Balance at beginning of period	4,847
Transfers to proved developed	(1,785)
Additions	1,945
Revision of prior estimates	57
Balance at end of period	5,064

Changes in PUD reserves that occurred during the year were due to:
•transfer of 1,785 Bcfe from PUD to proved developed reserves based on total capital expenditures of $455.5 million during 2020;
•new PUD reserve additions of 1,945 Bcfe in the Dimock field in northeast Pennsylvania; and
•upward PUD reserve revisions of 57 Bcfe resulting from upward performance revisions of 123 Bcfe associated with performance revisions along with the drilling of longer lateral wells, partially offset by downward revisions of 66 Bcfe associated with PUD reclassifications as a result of the five-year limitation.
PRODUCTION, SALES PRICE AND PRODUCTION COSTS
The following table presents historical information about our production volumes for natural gas and oil (including NGLs), average natural gas and crude oil sales prices, and average production costs per equivalent. Substantially all of our total company historical operational information and proved reserves are derived from our Dimock field in northeast Pennsylvania:

	Year Ended December 31,
	2020	2019	2018
Production Volumes
Natural gas (Bcf)	857.7	865.3	729.9
Oil (Mbbl)(1)	—	—	829
Equivalents (Bcfe)	857.7	865.3	735.0

Average Sales Price
Natural gas excluding realized impact of derivative settlements ($/Mcf)	$1.64	$2.29	$2.58
Natural gas including realized impact of derivative settlements ($/Mcf)	$1.68	$2.45	$2.54
Oil excluding realized impact of derivative settlements ($/Bbl)	$—	$—	$64.51
Oil including realized impact of derivative settlements ($/Bbl)	$—	$—	$63.53

Average Production Costs ($/Mcfe)	$0.06	$0.06	$0.05
_______________________________________________________________________________
(1)There was no significant NGL production for the years ended December 31, 2020 and 2019 and less than one percent of our equivalent production for the year ended December 31, 2018. NGL production represented 8.5 percent of our crude oil production for the year ended December 31, 2018.
ACREAGE
Our interest in both developed and undeveloped properties is primarily in the form of leasehold interests held under customary mineral leases. These leases provide us the right to develop oil and/or natural gas on the properties. Their primary terms range in length from approximately three to 10 years. These properties are held for longer periods if production is established.

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2020:

	Developed		Undeveloped (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Leasehold acreage	159,795	157,490	790,157	687,677	949,952	845,167
Mineral fee acreage	877	877	181,202	152,232	182,079	153,109
Total	160,672	158,367	971,359	839,909	1,132,031	998,276
_______________________________________________________________________________
(1) Includes leasehold and mineral fee net acreage of 588,154 and 150,033, respectively, associated with deep formations located in West Virginia and Virginia. Substantially all of this leasehold is held by production from shallower formations that are operated by others.
Total Net Undeveloped Acreage Expiration
In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2020 is 13,515, 3,947 and 4,371 for the years ending December 31, 2021, 2022 and 2023, respectively.
As of December 31, 2020, approximately 32 percent of our expiring acreage disclosed above is located in our primary operating area, where we currently expect to continue drilling and completion activities and/or extend lease terms. There were no PUD reserves recorded on any of our expiring acreage outside of our primary operating area.
WELL SUMMARY
The following table presents our ownership in productive natural gas and crude oil wells at December 31, 2020. This summary includes natural gas and crude oil wells in which we have a working interest:

	Gross	Net
Natural gas	935	865.9
Crude oil	16	0.4
Total(1)	951	866.3
_______________________________________________________________________________
(1)Total percentage of gross operated wells is 90.6 percent.
DRILLING ACTIVITY
We drilled and completed wells or participated in the drilling and completion of wells as indicated in the table below. The information below should not be considered indicative of future performance, nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	74	64.3	96	94.0	85	84.0
Dry	—	—	—	—	—	—
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	—	—	9	9.0
Total	74	64.3	96	94.0	94	93.0

Acquired Wells	—	—	—	—	—	—
During the year ended December 31, 2020, we completed 26 gross wells (26.0 net) that were drilled in prior years.

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2020, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	11	11.0	14	13.0
Exploratory wells	—	—	—	—
Total	11	11.0	14	13.0
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
Price, contract terms, availability of rigs and related equipment and quality of service, including pipeline connection times and distribution efficiencies affect competition. We believe that our concentrated acreage position and our access to gathering and pipeline infrastructure in Pennsylvania, along with our expected activity level and the related services and equipment that we have secured for the upcoming years, enhance our competitive position over other producers who do not have similar systems or services in place.
Major Customers
During the year ended December 31, 2020, three customers accounted for approximately 21 percent, 16 percent and 12 percent of our total sales. During the year ended December 31, 2019, three customers accounted for approximately 17 percent, 16 percent and 16 percent of our total sales. During the year ended December 31, 2018, two customers accounted for approximately 20 percent and 11 percent of our total sales. We do not believe that the loss of any of these customers would have a material adverse effect on us because alternative customers are readily available.
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
Natural Gas Marketing, Gathering and Transportation
Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the Natural Gas Act of 1938 (NGA), the Natural Gas Policy Act of 1978 (NGPA), and the regulations promulgated under those statutes, the Federal Energy Regulatory Commission (FERC) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. Effective beginning in January 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of natural gas for resale without further FERC approvals. As a result of this policy, all of our produced natural gas is sold at market prices, subject to the terms of any private contracts that may be in effect. In addition, under the provisions of the Energy Policy Act of 2005 (2005 Act), the NGA was amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the 2005 Act, the FERC established regulations intended to increase natural gas pricing transparency by, among other things, requiring market participants to report their gas sales transactions annually to the FERC. The 2005 Act also significantly increased the penalties for violations of the NGA and NGPA and the FERC’s regulations thereunder up to $1.0 million per day per violation. This maximum penalty authority established by statute has been and will continue to be adjusted periodically for inflation. The current maximum penalty is over $1.3 million per day per violation. In 2010, the FERC issued Penalty Guidelines for the determination of civil penalties and procedure under its enforcement program.
Our production and gathering facilities are not subject to FERC jurisdiction; however, our natural gas sales prices nevertheless continue to be affected by intrastate and interstate gas transportation regulation because the cost of transporting the natural gas once sold to the consuming market is a factor in the prices we receive. Beginning with Order No. 436 in 1985 and continuing through Order No. 636 in 1992 and Order No. 637 in 2000, the FERC has adopted a series of rule makings that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, requiring interstate pipeline companies to separate their wholesale gas marketing business from their gas transportation business, and by increasing the transparency of pricing for pipeline services. The FERC has also established regulations governing the relationship of pipelines with their marketing affiliates, which essentially require that designated employees function independently of each other, and that certain information not be shared. The FERC has also implemented standards relating to the use of electronic data exchange by the pipelines to make transportation information available on a timely basis and to enable transactions to occur on a purely electronic basis.
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
Effective January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may increase or decrease the cost of transporting crude oil and NGLs by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. In December 2015, to implement this required five‑year redetermination, the FERC established an upward adjustment in the index to track oil pipeline cost changes and determined that the Producer Price Index for Finished Goods plus 1.23 percent should be the oil pricing index for the five‑year period beginning July 1, 2016. The FERC recently concluded its five-year index review to establish the new adder for crude oil and liquids pipeline rates subject to indexing. The FERC issued an order on December 17, 2020 establishing an index level of Producer Price Index for Finished Goods plus 0.78 percent for the five-year period commencing July 1, 2021. The result of indexing is a “ceiling rate” for each rate, which is the maximum at which the pipeline may set its interstate transportation rates. A pipeline may also file cost‑of‑service based rates if rate indexing will be insufficient to allow the pipeline to recover its costs. Rates are subject to challenge by protest when they are filed or changed. For indexed rates, complaints alleging that the rates are unjust and unreasonable may only be pursued if the complainant can show that a substantial change has occurred since the enactment of Energy Policy Act of 1992 in either the economic circumstances of the pipeline or in the nature of the services provided that were a basis for the rate. There is no such limitation on complaints alleging that the pipeline’s rates or terms and conditions of service are unduly discriminatory or preferential. We are unable to predict with certainty the effect upon us of these periodic reviews by the FERC of the pipeline index, or any potential future challenges to pipelines' rates.
Environmental and Safety Regulations
General. Our operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment and to safety matters. Permits are required for the operation of our various facilities. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations through fines, injunctions or both. Government regulations can increase the cost of planning, designing, installing and operating, and can affect the timing of installing and operating, oil and natural gas facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities related to environmental compliance issues are part of oil and natural gas production operations. No assurance can be given that significant costs and liabilities will not be incurred. Also, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and natural gas production could result in substantial costs and liabilities to us.
U.S. laws and regulations applicable to our operations include those controlling the discharge of materials into the environment, requiring removal and cleanup of materials that may harm the environment, those regulating the emission of air contaminants and laws and regulations otherwise relating to the protection of the environment, or to occupational health and safety.
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
Some of our producing wells and associated facilities are subject to restrictive air emission limitations and permitting requirements. Two examples are the EPA’s source aggregation rule and the EPA’s New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP). In June 2016, the EPA published a final rule concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry, and, as a result, aggregating our oil and gas facilities for permitting could result in more complex, costly, and time-consuming air permitting. Particularly with respect to obtaining pre-construction permits, the final aggregation rule could add costs and cause delays in operations.
In 2012, the EPA published final NSPS and NESHAP that amended the existing NSPS and NESHAP for the oil and natural gas sector. In June 2016, the EPA published a final rule that updated and expanded the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In June 2017, the EPA proposed a two year stay of certain requirements contained in the June 2016 rule and, in November 2017, issued a notice of data availability in support of the stay proposal and provided a 30-day comment period on the information provided. In March 2018, the EPA published a final rule that amended two narrow provisions of the NSPS, removing the requirement for completion of delayed repair during emergency or unscheduled vent blowdowns. In September 2020, the EPA published a final rule amending the 2012 and 2016 NSPS for the oil and natural gas sector that removed transmission and storage sources from the oil and natural gas industry source category and rescinded the methane requirements applicable to the production and processing sources. The same day as the publication of the September 2020 rule, 20 states and three municipalities filed a petition for review of the EPA’s final rule in the D.C. Circuit Court of Appeals. In October 2020, the D.C. Circuit Court of Appeals denied emergency motions for a stay of the oil and natural gas sector NSPS amendments from taking effect pending review. The original petitioners have been joined by a number of environmental groups in challenging the September 2020 rule. For additional information, please read “Risk Factors—Legal, Regulatory and Governmental Risks— Federal and state legislation, judicial actions and regulatory initiatives related to oil and gas development and the use of hydraulic fracturing could result in increased costs and operating restrictions or delays and adversely affect our business, financial condition, results of operations and cash flows” in Item 1A.
In October 2015, the EPA adopted a lower national ambient air quality standard for ozone. The revised standard resulted in additional areas being designated as ozone non-attainment, which could lead to requirements for additional emissions control equipment and the imposition of more stringent permit requirements on facilities in those areas. The EPA completed its final area designations under the new ozone standard in July 2018. If we are unable to comply with air pollution regulations or to obtain permits for emissions associated with our operations, we could be required to forego construction, modification or certain operations. These regulations may also increase compliance costs for some facilities we own or operate, and result in administrative, civil and/or criminal penalties for noncompliance. Obtaining permits may delay the development of our oil and natural gas projects, including the construction and operation of facilities.
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
Hydraulic Fracturing. Many of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and natural gas wells. This technology involves the injection of fluids, usually consisting mostly of water but typically including small amounts of several chemical additives, as well as sand into a well under high pressure in order to create fractures in the formation that allow oil or natural gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal, state and local levels have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and natural gas production activities using hydraulic fracturing techniques which could have an adverse effect on oil and natural gas production activities, including operational delays or increased operating costs in the production of oil and natural gas from the developing shale plays, or could make it more difficult to perform hydraulic fracturing. The adoption of federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and increased compliance costs, which could increase costs of our operations and cause considerable delays in acquiring regulatory approvals to drill and complete wells. In addition, if existing laws and regulations with regard to hydraulic fracturing are revised or reinterpreted or if new laws and regulations become applicable to our operations through judicial or administrative actions, our business, financial condition, results of operations and cash flows could be adversely affected. For additional information about hydraulic fracturing and related environmental matters, please read “Risk Factors—Legal, Regulatory and Governmental Risks—Federal and state legislation, judicial actions and regulatory initiatives related to oil and gas development and the use of hydraulic fracturing could result in increased costs and operating restrictions or delays and adversely affect our business, financial condition, results of operations and cash flows” in Item 1A.
Greenhouse Gas. In response to studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to global climate change, the United States Congress has considered, but not enacted, legislation to reduce emissions of greenhouse gases from sources within the United States between 2012 and 2050. In addition, many states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The EPA has also begun to regulate carbon dioxide and other greenhouse gas emissions under existing provisions of the Clean Air Act. This includes potential regulation of methane emissions from new and modified sources in the oil and gas sector. If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. Please read “Risk Factors—Legal, Regulatory and Governmental Risks—Climate change and climate change legislative and regulatory initiatives could result in increased operating costs and decreased demand for the oil and natural gas that we produce” in Item 1A.
OSHA and Other Laws and Regulations. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA), and comparable state laws. The OSHA hazard communication standard, the EPA community right‑to‑know regulations under the Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.
Human Capital Resources
We believe that our ability to attract, retain and develop the highest quality personnel is an important component of our success. We believe our employee levels are appropriate and that we have the human capital to operate our business and carry out our strategy as determined by management and our Board of Directors. As of December 31, 2020, we had 503 employees, 274 of whom were associated with our upstream operations, of which 92 were located at our corporate headquarters in Houston, Texas, 88 were located at our regional office in Pittsburgh, Pennsylvania, and 94 were located in our field operations in Susquehanna County, Pennsylvania. Of these 274 upstream employees, 214 were salaried and 60 were hourly. In addition to our upstream employees, we had 229 employees that are employed by our wholly owned subsidiary, GasSearch Drilling Services Corporation (GDS), which is a service company engaged in water hauling and site preparation exclusively for our field operations. Of these 229 GDS employees, 13 were salaried and 216 were hourly. We believe that our relations with our employees are favorable. None of our employees is represented by a collective bargaining agreement.
In managing our human capital resources, we seek to:
•Attract and retain a highly qualified and motivated workforce, maintaining a conservative headcount to minimize workforce fluctuations, promote job security and provide employees opportunities for learning and development;
•Offer a competitive compensation and benefits package; and
•Promote a safe and healthy workplace.
We believe these practices, further described below, are the key drivers in our very low voluntary turnover rates, which averaged less than five percent over the five-year period ended December 31, 2020.
Recruiting Hiring and Advancement. Due to the cyclical nature of our business and the fluctuations in activity that can occur, we take a conservative approach to managing our headcount, carefully evaluating whether a new hire is necessary for an open position or whether we can fill the position by expanding the role of a current employee or several employees. In this way, we provide employees with opportunities to learn new roles and develop their skills horizontally and vertically and minimize layoffs and fluctuations when downturns occur. When a position cannot be filled by expanding the role of a current employee or several employees, we first consider opportunities to promote current employees before going to outside sources for a new hire, when possible. We believe this practice helps to reduce voluntary turnover among our workforce by providing employees with variety and new challenges throughout their career.
We identify qualified candidates by promoting the position internally, engaging in recruiting through our website and online platforms, conducting campus outreach, filling internships and attending job fairs. In our recruiting and hiring efforts, we seek to foster a culture of mutual respect and strictly comply with all applicable federal, state and local laws governing nondiscrimination in employment. We treat all applicants with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. This philosophy extends to all employees throughout the lifecycle of employment, including recruiting, hiring, placement, promotion, evaluation, leaves of absence, compensation and training.
Compensation and Benefits. Our focus on providing competitive total compensation and benefits to our employees is a core value of ours and a key driver of our retention program. We design our compensation programs to provide compensation that is competitive with our industry peers and rewards superior performance and, for managers and executives, aligns compensation with our performance and incentivizes the achievement of superior operating results. We do this through a total rewards program that provides:
•Base wages that are competitive for the position and considered for increases annually based on the job market, industry outlook, business performance and merit, which is communicated through our annual performance review process
•Incentives that reward individual and company performance, such as discretionary bonuses, field and safety performance bonuses, and short-term and long-term incentive programs
•Retirement benefits, including dollar-for-dollar matching contributions to a tax-qualified defined contribution savings plan for all employees, and a separate retirement contribution of 10 percent of salary and bonus for parent-company employees
•Comprehensive health and welfare benefits including medical insurance, prescription drug benefits, dental insurance, vision insurance, life insurance, accident insurance, short and long-term disability benefits, employee assistance program and health savings accounts
•Tuition reimbursement for eligible employees, scholarship program and matching charitable contributions program
•Time off, sick time and holiday time
We believe that our compensation and benefits package is a strong retention tool and promotes personal health and financial security within our workforce.
Health and Safety. The health and safety of our employees is one of our core values for sustainable operations. This value is reflected in our strong safety culture that emphasizes personal responsibility and safety leadership, both for our employees and our contractors that are on our worksites. Our comprehensive environmental, health and safety (EHS) management system establishes a corporate governance framework for EHS compliance and performance and covers all elements of our operating lifecycle. These practices and the commitment of our management and our employees to our culture of safety have resulted in only two OSHA recordable incidents in 1,528,252 work hours over the three-year period from 2018 through 2020, for an average Total Recordable Incident Rate of 0.26 over that three-year period.
Our EHS management system provided the framework to implement immediate and comprehensive safety protocols in response to the COVID-19 pandemic that struck suddenly in the first quarter of 2020. All of our employees are designated “critical infrastructure workers” under the Cybersecurity & Infrastructure Security Agency guidelines, and as a result, our field operations continued throughout 2020. The actions taken to prevent the spread of infection on our worksites and promote the health and safety of our workforce include:
•Closing our offices and implementing “work from home” for all non-field based employees
•Implementing and providing training on a COVID-19 Safety Policy containing personal safety protocols, such as face coverings, social distancing requirements and personal hygiene measures
•Providing additional personal protective equipment
•Implementing rigorous COVID-19 self-assessment, contact tracing and quarantining protocols
•Increasing cleaning protocols at all locations

•Prohibiting all foreign and domestic business travel
•Providing additional paid leave to employees with actual or presumed COVID-19 cases
Due to these measures, all of our operations continued safely and uninterrupted during the pandemic in 2020. We also implemented appreciation award programs for many of our employees who continued to work onsite during the pandemic.
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
Corporate Governance Matters
Our Corporate Governance Guidelines, Corporate Bylaws, Audit Committee Charter, Compensation Committee Charter, Governance and Social Responsibility Committee Charter, Code of Business Conduct and Environment, Health & Safety Committee Charter are available on our website at www.cabotog.com, under the “Governance” section of “About Cabot.” Requests can also be made in writing to Investor Relations at our corporate headquarters at Three Memorial City Plaza, 840 Gessner Road, Suite 1400, Houston, Texas 77024.

ITEM 1A.    RISK FACTORS
Business and Operational Risks
Commodity prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business.
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the natural gas that we sell. Lower commodity prices may reduce the amount of natural gas that we can produce economically. Historically, commodity prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Because substantially all of our reserves are natural gas, changes in natural gas prices have a more significant impact on our financial results. Any substantial or extended decline in future commodity prices would have, a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in commodity prices may cause us to delay or postpone a significant portion of our exploration, development and exploitation projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility, and limit our ability to execute aspects of our business plans. Refer to "Future commodity price declines may result in write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations."
Wide fluctuations in commodity prices may result from relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include but are not limited to the following:
•the levels and location of natural gas and oil supply and demand and expectations regarding supply and demand, including the potential long-term impact of an abundance of natural gas from shale (such as that produced from our Marcellus Shale properties) on the global natural gas supply;
•the level of consumer demand for natural gas and oil, which has been significantly impacted by the COVID-19 pandemic;
•weather conditions and seasonal trends;
•political, economic or health conditions in natural gas and oil producing regions, including the Middle East, Africa, South America and the United States, including for example, the impacts of local or international pandemics and disasters or events such as the global COVID-19 pandemic;
•the ability and willingness of the members of OPEC+ to agree to and maintain oil price and production controls;
•the price level and quantities of foreign imports;
•actions of governmental authorities;
•the availability, proximity and capacity of gathering, transportation, processing and/or refining facilities in regional or localized areas that may affect the realized price for natural gas and oil;
•inventory storage levels and the cost and availability of storage and transportation of natural gas and oil;
•the nature and extent of domestic and foreign governmental regulations and taxation, including environmental and climate change regulation;
•the price, availability and acceptance of alternative fuels;
•technological advances affecting energy consumption;
•speculation by investors in oil and natural gas;
•variations between product prices at sales points and applicable index prices; and
•overall economic conditions, including the value of the U.S. dollar relative to other major currencies.
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
Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control, including:
•decreases in commodity prices;
•unexpected drilling conditions, pressure or irregularities in formations;
•equipment failures or accidents;
•adverse weather conditions;
•surface access restrictions;
•loss of title or other title related issues;
•lack of available gathering or processing facilities or delays in the construction thereof;
•compliance with, or changes in, governmental requirements and regulation, including with respect to wastewater disposal, discharge of greenhouse gases and fracturing; and
•costs of shortages or delays in the availability of drilling rigs or crews and the delivery of equipment and materials.
Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate within a particular geographic area may decline. We may be unable to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may be unable to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:
•the results of exploration efforts and the acquisition, review and analysis of seismic data;
•the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;
•the approval of the prospects by other participants after additional data has been compiled;
•economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability of drilling rigs and crews;
•our financial resources and results; and
•the availability of leases and permits on reasonable terms for the prospects and any delays in obtaining such permits.
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
As of December 31, 2020, approximately 37 percent of our estimated proved reserves (by volume) were undeveloped. These reserve estimates reflect our plans to make capital expenditures for estimated future development costs of $1.4 billion to convert our PUD reserves into proved developed reserves. The estimated future development costs associated with our PUD reserves may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. If we choose not to develop our PUD reserves, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC’s reserve reporting rules, because PUD reserves generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUD reserves that are not developed within this five-year time frame.
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
Our producing properties are geographically concentrated in the Marcellus Shale in northeast Pennsylvania. At December 31, 2020, substantially all of our proved developed reserves and equivalent production were attributable to our properties located in the Marcellus Shale. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, state and local political forces and governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other conditions or interruption of the processing or transportation of oil, natural gas or NGLs in the region.
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

Our reserve report estimates that production from our proved developed reserves as of December 31, 2020 will decrease at a rate of 10 percent, 25 percent, 17 percent and 13 percent during 2021, 2022, 2023 and 2024, respectively. Future development of proved undeveloped and other reserves currently not classified as proved developed producing will impact these rates of decline. Because of higher initial decline rates from newly developed reserves, we consider this pattern to be fairly typical.
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
Our future growth prospects are dependent upon our ability to identify optimal strategies for our business. In developing our business plan, we considered allocating capital and other resources to various aspects of our businesses including well-development (primarily drilling), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also considered our likely sources of capital. Notwithstanding the determinations made in the development of our 2021 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2021 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
The integration of the businesses and properties we may acquire could be difficult, and may divert management's attention and financial resources away from our existing operations. These difficulties include:
•the challenge of integrating the acquired businesses and properties while carrying on the ongoing operations of our business;
•the inability to retain key employees of the acquired business;
•potential lack of operating experience in a geographic market of the acquired properties; and
•the possibility of faulty assumptions underlying our expectations.
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
Our business involves a variety of operating risks, including:
•well site blowouts, cratering and explosions;
•equipment failures;
•pipe or cement failures and casing collapses, which can release natural gas, oil, drilling fluids or hydraulic fracturing fluids;
•uncontrolled flows of natural gas, oil or well fluids;
•pipeline ruptures;
•fires;
•formations with abnormal pressures;
•handling and disposal of materials, including drilling fluids and hydraulic fracturing fluids;
•release of toxic gas;
•buildup of naturally occurring radioactive materials;
•pollution and other environmental risks, including conditions caused by previous owners or operators of our properties; and
•natural disasters.
Any of these events could result in injury or loss of human life, loss of hydrocarbons, significant damage to or destruction of property, environmental pollution, natural resource damages, regulatory investigations and penalties, suspension or impairment of our operations and substantial losses to us.
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
Other companies operate some of the properties in which we have an interest. As of December 31, 2020, non-operated wells represented approximately nine percent of our total owned gross wells, or less than one percent of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
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
Further, driven in part by reduced commodity prices related to the global COVID-19 pandemic, certain of our competitors may engage in bankruptcy proceedings, debt refinancing transactions, management changes, or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market. This could result in such competitors emerging with stronger or healthier balance sheets and in turn an improved ability to compete with us in the future. We may also see corporate consolidations among our competitors, which could significantly alter industry conditions and competition within the industry.
The loss of key personnel could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of key management and technical personnel, and one or more of these individuals could leave our employment. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on us. In addition, our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers and other professionals. Competition for experienced geologists, engineers and some other professionals is extremely intense and can be exacerbated following a downturn in which talented professionals leave the industry. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.
Risks Related to our Indebtedness and Hedging Activities
We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.
We make and expect to make substantial capital expenditures in connection with our development and production projects. We rely upon access to both our revolving credit facility and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations or other sources. Future challenges in the global financial system, including the capital markets, may adversely affect our business and our financial condition. Our ability to access the capital markets may be restricted at a time when we desire, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. Adverse economic and market conditions could adversely affect the collectability of our trade receivables and cause our commodity hedging counterparties to be unable to perform their obligations or to seek bankruptcy protection. In addition, there have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves, which, if successful, could limit our ability to access capital markets. Future challenges in the economy could also lead to reduced demand for natural gas which could have a negative impact on our revenues.

Risks associated with our debt and the provisions of our debt agreements could adversely affect our business, financial position and results of operations.
As of December 31, 2020, we had approximately $1.1 billion of debt outstanding and we may incur additional indebtedness in the future. Increases in our level of indebtedness may:
•require us to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations, returning free cash flow to shareholders and future business opportunities;
•limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt, making certain investments, and paying dividends;
•place us at a competitive disadvantage compared to our competitors with lower debt service obligations;
•depending on the levels of our outstanding debt, limit our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes; and
•increase our vulnerability to downturns in our business or the economy, including declines in commodity prices.
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

The collar arrangements are put and call options used to establish floor and ceiling prices for a fixed volume of production during a certain time period. They provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price falls below the floor. The swap agreements call for payments to, or receipts from, counterparties based on whether the index price for the period is greater or less than the fixed price established for that period when the swap is put in place. These arrangements limit the benefit to us of increases in prices. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:
•there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received for our production;
•production is less than expected; or
•a counterparty is unable to satisfy its obligations.
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
Legal, Regulatory and Governmental Risks
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
Our operations are subject to extensive federal, state and local laws and regulations, including drilling, permitting and safety laws and regulations and those relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These laws and regulations can adversely affect the cost, manner or feasibility of doing business. Many laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both. These laws and regulations have increased the costs of planning, designing, drilling, installing and operating natural gas and oil facilities, and new laws and regulations or revisions or reinterpretations of existing laws and regulations could further increase these costs. In addition, we may be liable for environmental damages caused by previous owners or operators of property we purchase or lease. Risks of substantial costs and liabilities related to environmental and safety compliance issues are inherent in natural gas and oil operations. For example, we could be required to install expensive pollution control measures or limit or cease activities on lands located within wilderness, wetlands or other environmentally or politically sensitive areas. Failure to comply with applicable environmental and safety laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties as well as the imposition of corrective action requirements and orders. Furthermore, due to the outcome of the 2020 U.S. congressional and presidential elections, potential increased restrictions on oil and gas production activities may result, which could have a material adverse effect on the oil and gas industry as a whole. For example, in January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency promulgated during the prior administration that may be inconsistent with the current administration’s policies. Also in January 2021, the Biden administration issued certain executive orders focused on addressing climate change, which, among other things, revoked the permit for the Keystone XL oil pipeline and directed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from natural gas and oil production, would result in substantial costs and liabilities.
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
Water is an essential component of oil and natural gas production during the drilling process. In particular, we use a significant amount of water in the hydraulic fracturing process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations. For water sourcing, we first seek to use non-potable water supplies for our operational needs. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must then be obtained from other sources and transported to the drilling site. An inability to secure sufficient amounts of water or to dispose of or recycle the water used in our operations could adversely impact our operations in certain areas. The imposition of new environmental regulations, including as a result of potential regulatory and legislative changes due to the outcome of the 2020 U.S. congressional and presidential elections, could further restrict our ability to conduct operations such as hydraulic fracturing by restricting the disposal of waste such as produced water and drilling fluids. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition. For example, in April 2011, the Pennsylvania Department of Environmental Protection (the PaDEP) called on all Marcellus Shale natural gas drilling operators to voluntarily cease by May 19, 2011 delivering wastewater to those centralized treatment facilities that were grandfathered from the application of PaDEP's Total Dissolved Solids regulations. In June 2016, the EPA published final pretreatment standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works. The regulations were developed under the EPA's Effluent Guidelines Program under the authority of the Clean Water Act. In response to these actions, operators including us have begun to rely more on recycling of flowback and produced water from well sites as a preferred alternative to disposal.
Federal and state legislation, judicial actions and regulatory initiatives related to oil and gas development and the use of hydraulic fracturing could result in increased costs and operating restrictions or delays and adversely affect our business, financial condition, results of operations and cash flows.
Most of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand or other proppants into a well under high pressure in order to create fractures in the rock that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs; however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where the EPA is the permitting authority, including Pennsylvania. As a result, we may be subject to additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, from time to time, legislation has been introduced, but not enacted, in Congress that would provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and require the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. If enacted, such legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. We voluntarily disclose on a well-by-well basis the chemicals we use in the hydraulic fracturing process at www.fracfocus.org. Under the new presidential administration, the federal government may propose measures to impose additional regulations on or to limit or prohibit hydraulic fracturing. The new administration has recently imposed such measures on federal lands. In addition, President Biden has indicated support for a ban on hydraulic fracturing. In March 2015, the Department of the Interior's Bureau of Land Management issued a final rule to regulate hydraulic fracturing on public and Indian land; however, these rules were rescinded by rule in December 2017 but similar rules could be proposed in the future. In addition, some states in which we operate, such as Pennsylvania, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. If existing laws and regulations with regard to hydraulic fracturing are revised or reinterpreted or if new laws and regulations become applicable to our operations through judicial or administrative actions, our business, financial condition, results of operations and cash flows could be adversely affected.
Further, state and federal regulatory agencies have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity in recent years. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal, which could have an adverse effect on oil and natural gas production activities, including operational delays or increased operating costs in the production of oil and natural gas from developing shale plays, or could make it more difficult to perform hydraulic fracturing.
In addition to these federal legislative and regulatory proposals, some states in which we operate, such as Pennsylvania, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, New York issued a statewide ban on hydraulic fracturing in June 2015. In addition, Pennsylvania's Act 13 of 2012 became law on February 14, 2012 and amended the state's Oil and Gas Act to, among other things, increase civil penalties and strengthen the PaDEP authority over the issuance of drilling permits. Although the Pennsylvania Supreme Court struck down portions of Act 13 that made statewide rules on oil and gas preempt local zoning rules, this could lead to additional local restrictions on oil and gas activity in the state. In addition, if existing laws and regulations with regard to hydraulic fracturing are revised or reinterpreted or if new laws and regulations become applicable to our operations through judicial or administrative actions, our business, financial condition, results of operations and cash flows could be adversely affected. For example, a Pennsylvania state appellate court in 2018 appeared to refuse to apply the established common law rule of capture in a case concerning claims of trespass by hydraulic fracturing. The Pennsylvania Supreme Court heard the appeal of this ruling and on January 22, 2020, in Briggs v. Southwestern Energy Production Co., 224 A.3d 334 (Pa. 2020), affirmed the rule of capture and remanded the case to the Pennsylvania state appellate court for further proceedings. On December 8, 2020, the appellate court issued a non-precedential decision reversing its previous order vacating the trial court’s summary judgment in favor of Southwestern Energy Production Co. (Southwestern). The appellate court refuted the assumptions made by the Pennsylvania Supreme Court concerning the appellate court’s disregard of the established rule of capture and based its reversal on the failure of plaintiffs to “specifically allege that Southwestern engaged in horizontal drilling that extended onto their property, or that Southwestern propelled fracturing fluids and proppants across the property line,” leaving open the possibility that hydraulic fracturing can constitute a physical invasion, and thereby a trespass. Future developments in caselaw that expand the ability of adjacent property owners to prevail on trespass claims based on hydraulic fracturing could have a material impact on our operations.
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
A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing practices. In January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. Additionally, the EPA conducted a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA released its final report in December 2016. It concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. This study and other studies that may be undertaken by the EPA or other federal agencies could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms.
Some of our producing wells and associated facilities are subject to restrictive air emission limitations and permitting requirements. Two examples are the EPA’s source aggregation rule and the EPA’s New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants.
In June 2016, the EPA published a final rule concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry, and, as a result, aggregating our oil and gas facilities for permitting could result in more complex, costly, and time-consuming air permitting. Particularly with respect to obtaining pre-construction permits, the final aggregation rule could add costs and cause delays in our operations.
On August 16, 2012, the EPA published final rules that establish new air emission control requirements for the oil and natural gas sector, including NSPS to address emissions of sulfur dioxide and volatile organic compounds, and NESHAP to address hazardous air pollutants frequently associated with gas production and processing activities. In June 2016, the EPA published a final rule that updated and expanded the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In June 2017, the EPA proposed a two year stay of certain requirements contained in the June 2016 rule and, in November 2017, issued a notice of data availability in support of the stay proposal and provided a 30-day comment period on the information provided. In March 2018, the EPA published a final rule that amended two narrow provisions of the NSPS, removing the requirement for completion of delayed repair during emergency or unscheduled vent blowdowns. A 2016 information collection request made to oil and natural gas facilities by the EPA in connection with its intention at the time to regulate methane emissions from existing sources was withdrawn in March 2017. In September 2020, the EPA published a final rule amending the 2012 and 2016 NSPS for the oil and natural gas sector that removed transmission and storage sources from the oil and natural gas source category and rescinded the methane requirements applicable to the production and processing sources. The same day as the publication of the September 2020 rule, 20 states and three municipalities filed a petition for review of the EPA’s final rule in the D.C. Circuit Court of Appeals. In October 2020, the D.C. Circuit Court of Appeals denied emergency motions for a stay of the oil and natural gas sector NSPS amendments from taking effect pending review. The original petitioners have been joined by a number of environmental groups in challenging the September 2020 rule. In the event the petitioners are successful and the September 2020 amendments to the 2012 and 2016 NSPS for the oil and gas sector are struck down or if the new administration otherwise amends the EPA’s regulations to impose regulations on methane or other additional regulatory requirements, compliance with these potential requirements, particularly a new methane regulation, may require modifications to certain of our operations or increase the cost of new or modified facilities, including the installation of new equipment to control emissions at the well site, which could result in significant costs, including increased capital expenditures and operating costs, and adversely impact our business.
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
Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future. In addition, the EPA has adopted regulations addressing GHG emissions, including rules requiring the monitoring, reporting and recordkeeping of GHG emissions from specified sources in the United States that cover onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of CO2e per year. Since 2012, we have been required to report our GHG emissions to the EPA each year in March under these rules and have submitted our annual reports in compliance with the deadline. In 2015, the EPA finalized rules adding additional sources to the scope of the GHG monitoring and reporting requirements, including gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells, and adding well identification reporting requirements for certain facilities. The EPA published a final rule in 2016 adding monitoring methods for detecting leaks from oil and gas equipment and emission factors for leaking equipment to be used to calculate and report GHG emissions resulting from equipment leaks. In addition to the GHG monitoring and reporting rules, the EPA adopted rules requiring permits for GHGs for certain large stationary sources beginning in 2011. However, in 2014, the U.S. Supreme Court, in Utility Air Regulatory Group v. EPA, limited the application of the GHG permitting requirements under the Prevention of Significant Deterioration and Title V permitting programs to sources that would otherwise need permits based on the emission of conventional pollutants.
There have also been international efforts seeking legally binding reductions in GHG emissions. The United States was actively involved in the negotiations at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris (UNFCCC), which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and "represent a progression" in their nationally determined contributions, which set emissions reduction goals, every five years. The United States was a signatory to the Paris Agreement, which entered into full force in November 2016. Former President Trump announced the United States' plan to withdraw from the Paris Agreement in June 2017. This withdrawal formally took effect November 4, 2020. However, newly-elected President Biden has sought immediate reentry of the United States into the Paris Agreement upon his inauguration. The terms and timeline under which the United States may reenter the Paris Agreement, or a separately negotiated agreement, are unclear at this time.
It is not possible at this time to predict the timing and effect of climate change or to predict the effect of the Paris Agreement or whether additional GHG legislation, regulations or other measures will be adopted at the federal, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions. For example, several U.S. states and cities have committed to advance the objectives of the Paris Agreement at the state or local level despite the pending federal withdrawal. In addition, in January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency promulgated during the prior administration that may be inconsistent with the current administration’s policies, including with respect to climate change. Also in January 2021, the Biden administration issued certain executive orders focused on addressing climate change, which, among other things, revoked the permit for the Keystone XL oil pipeline and directed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Further, actions of the Biden administration may negatively impact oil and gas operations and favor renewable energy projects in the U.S., which may negatively impact the demand for natural gas or increase our operating costs.
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
We are subject to a number of privacy and data protection laws, rules and directives (collectively, data protection laws) relating to the processing of personal data.
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
Substantive changes to existing federal income tax laws have been proposed that, if adopted, would repeal many tax incentives and deductions that are currently used by U.S. oil and gas companies and would impose new taxes. The proposals include: repeal of the percentage depletion allowance for oil and natural gas properties; elimination of the ability to fully deduct intangible drilling costs in the year incurred; and increase in the geological and geophysical amortization period for independent producers. The Biden administration has also previously provided informal guidance on certain tax law changes that it would support, which includes, among other things, raising tax rates on both domestic and foreign income and imposing a new alternative minimum tax on book income. Further, many states are currently in deficits, and have been enacting laws eliminating or limiting certain deductions, carryforwards, and credits in order to increase tax revenue.
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
Risks Related to Business Disruption
Business disruptions from unexpected events, including pandemics, health crises and natural disasters, may increase our cost of doing business or disrupt our operations.
The occurrence of one or more unexpected events, including a public health crisis, pandemic and epidemic, war or civil unrest, a terrorist act, including a cybersecurity threat to gain unauthorized access to sensitive information and to render data or systems unusable, a weather event, an earthquake or other catastrophe could cause instability in world financial markets and lead to increased volatility in prices for natural gas and oil, all of which could adversely affect our business, financial condition and results of operations. For example, the ongoing COVID-19 outbreak has resulted in widespread adverse impacts on the global economy, and there is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system, such as quarantines, shelter-in-place orders and business and government shutdowns (whether through a continuation of existing measures or the re-imposition of prior measures). We have taken precautionary measures intended to help minimize the risk to our employees, our business and the communities in which we operate, and we are actively assessing and planning for various operational contingencies in the event one or more of our operational employees experiences any symptoms consistent with COVID-19. However, if a significant portion of our employees or contractors were unable to work due to illness or if our field operations were suspended or temporarily restricted due to control measures designed to contain the outbreak, that could adversely affect our business, financial condition and results of operations, and we cannot guarantee that any precautionary actions taken by us will be effective in preventing disruptions to our business.
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
Furthermore, the impact of the pandemic, including a resulting reduction in demand for oil and natural gas, coupled with the sharp decline in commodity prices following the announcement of price reductions and production increases in March 2020 by members of OPEC+ has led to significant global economic contraction generally and in our industry in particular. While an agreement to cut production has since been announced by OPEC+ and its allies, the situation, coupled with the impact of COVID-19 and storage and transportation capacity constraints, has continued to result in a significant downturn in the oil and gas industry. We cannot predict the full impact that COVID-19 or the significant disruption and volatility currently being experienced in the oil and natural gas markets will have on our business, financial condition and results of operations at this time due to numerous uncertainties. For example, although the negative effects on crude oil pricing have been more significant than effects on natural gas to date, the operations of our midstream service providers, on whom we rely for the transmission, gathering and processing of a significant portion of our produced natural gas may be disrupted or suspended in response to containing the outbreak, and/or the economic challenges may lead to a reduction in capacity or closing of the facilities and infrastructure of our midstream service providers, which may result in substantial discounts in the prices we receive for our produced natural gas or result in the shut-in of producing wells or the delay or discontinuance of development plans for our properties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread and severity of the virus, any resurgence in COVID-19 transmission and infection in affected regions after they have begun to experience an improvement, the consequences of governmental and other measures designed to mitigate the spread of the virus and alleviate strain on the healthcare system, the development of effective treatments, the duration of the outbreak, further actions taken by members of OPEC+, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
Cyber-attacks targeting our systems, the oil and gas industry systems and infrastructure, or the systems of our third-party service providers could adversely affect our business.
Our business and the oil and gas industry in general have become increasingly dependent on digital data, computer networks and connected infrastructure, including technologies that are managed by third-party providers on whom we rely to help us collect, host or process information. We depend on this technology to record and store financial data, estimate quantities of natural gas and crude oil reserves, analyze and share operating data and communicate internally and externally. Computers control nearly all of the oil and gas distribution systems in the United States, which are necessary to transport our products to market, to enable communications and to provide a host of other support services for our business. In response to the COVID-19 pandemic, most of our non-operational employees moved to a remote work model. This model has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure, which exposes us to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents.
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
Risks Related to our Corporate Structure
Provisions of Delaware law and our bylaws and charter could discourage change in control transactions and prevent stockholders from receiving a premium on their investment.
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
The Delaware General Corporation Law allows corporations to limit available relief for the breach of directors' duty of care to equitable remedies such as injunction or rescission. Our charter limits the liability of our directors to the fullest extent permitted by Delaware law. Specifically, our directors will not be personally liable for monetary damages for any breach of their fiduciary duty as a director, except for liability:
•for any breach of their duty of loyalty to the Company or our stockholders;
•for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•under provisions relating to unlawful payments of dividends or unlawful stock repurchases or redemptions; and
•for any transaction from which the director derived an improper personal benefit.
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
Environmental Matters
On December 28, 2020, Cabot received two Orders and Assessments of Civil Penalties from the PaDEP stemming from Notices of Violation (NOV) dated June 20, 2017, and November 16, 2017, concerning gas migration allegations surrounding two well pads located in Susquehanna County, Pennsylvania. The orders require Cabot to pay civil monetary penalties in the amounts of $180,000 and $300,000, respectively. The order associated with the NOV dated June 20, 2017, requires additional confirmatory water sampling of the resolved water supplies, while the order associated with the NOV dated November 16, 2017, requires Cabot to continue sampling some of the water supplies, monitor and, if necessary, conduct additional remediation of the gas wells, and restore and/or replace one water supply. These matters are now closed with the PaDEP.
From time to time we receive notices of violation from governmental and regulatory authorities in areas in which we operate relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty whether these notices of violation will result in fines and/or penalties, if fines and/or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of $300,000.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table shows certain information as of February 17, 2021 about our executive officers, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934, and certain of our other officers.

Name	Age	Position	Officer Since
Dan O. Dinges	67	Chairman, President and Chief Executive Officer	2001
Scott C. Schroeder	58	Executive Vice President and Chief Financial Officer	1997
Jeffrey W. Hutton	65	Senior Vice President, Marketing	1995
Todd L. Liebl	63	Senior Vice President, Land and Business Development	2012
Steven W. Lindeman	60	Senior Vice President, EHS and Engineering	2011
Phillip L. Stalnaker	61	Senior Vice President, Operations	2009
G. Kevin Cunningham	67	Vice President and General Counsel	2010
Charles E. Dyson II	49	Vice President, Information Services	2018
Matthew P. Kerin	40	Vice President, Finance and Treasurer	2014
Julius Leitner	58	Vice President, Marketing	2017
Todd M. Roemer	50	Vice President and Chief Accounting Officer	2010
Deidre L. Shearer	53	Vice President, Administration and Corporate Secretary	2012
All officers are elected annually by our Board of Directors. All of the executive officers have been employed by Cabot Oil & Gas Corporation for at least the last five years, except for Mr. Julius Leitner.
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
As of February 1, 2021, there were 329 registered holders of our common stock.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2020 regarding the number of shares of common stock that may be issued under our incentive plans.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,616,812	(1)	n/a	11,183,394	(2)
Equity compensation plans not approved by security holders	n/a		n/a	n/a
Total	4,616,812		n/a	11,183,394
_______________________________________________________________________________
(1)Includes 1,610,124 employee performance shares, the performance periods of which end on December 31, 2020, 2021 and 2022; 1,398,853 TSR performance shares, the performance periods of which end on December 31, 2021 and 2022; 903,551 hybrid performance shares, which vest, if at all, in 2021, 2022 and 2023; and 704,284 restricted stock units awarded to the non-employee directors, the restrictions on which lapse upon a non-employee director's departure from the Board of Directors.
(2)Includes 50,500 shares of restricted stock, the restrictions on which lapse in 2022 and 11,132,894 shares that are available for future grants under the 2014 Incentive Plan.
ISSUER PURCHASES OF EQUITY SECURITIES
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended December 31, 2020. The maximum number of remaining shares that may be purchased under our share repurchase program as of December 31, 2020 was 11.0 million.

PERFORMANCE GRAPH
The following graph compares our common stock performance (COG) with the performance of the Standard & Poor's 500 Stock Index and the Dow Jones U.S. Exploration & Production Index for the period December 2015 through December 2020. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2015 and that all dividends were reinvested.

	December 31,
Calculated Values	2015	2016	2017	2018	2019	2020
COG	$100.00	$132.53	$163.36	$128.94	$102.15	$97.71
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Dow Jones U.S. Exploration & Production	$100.00	$124.48	$126.10	$103.69	$115.51	$76.64
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

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data
Operating revenues	$1,466,624	$2,066,277	$2,188,148	$1,764,219	$1,155,677
Impairment of oil and gas properties(1)	—	—	—	482,811	435,619
Earnings (loss) on equity method investments(2)	(59)	80,496	1,137	(100,486)	(2,477)
Loss on sale of assets(3)	(491)	(1,462)	(16,327)	(11,565)	(1,857)
Income (loss) from operations	295,476	955,750	771,801	(151,260)	(564,945)
Net income (loss)(4)	200,529	681,070	557,043	100,393	(417,124)
Basic earnings (loss) per share	$0.50	$1.64	$1.25	$0.22	$(0.91)
Diluted earnings (loss) per share	$0.50	$1.63	$1.24	$0.22	$(0.91)
Dividends per common share	$0.40	$0.35	$0.25	$0.17	$0.08

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Balance Sheet Data
Properties and equipment, net	$4,044,606	$3,855,706	$3,463,606	$3,072,204	$4,250,125
Total assets(5)	4,523,532	4,487,245	4,198,829	4,727,344	5,122,569
Current portion of long-term debt	188,000	87,000	—	304,000	—
Long-term debt	945,924	1,133,025	1,226,104	1,217,891	1,520,530
Stockholders' equity	2,215,707	2,151,487	2,088,159	2,523,905	2,567,667
_______________________________________________________________________________
(1)Impairment of oil and gas properties in 2017 includes an impairment charge of $414.3 million associated with our oil and gas properties located in the Eagle Ford Shale in south Texas and $68.6 million associated with our oil and gas properties located in West Virginia and Ohio. Impairment of oil and gas properties in 2016 includes an impairment charge of $435.6 million associated with the proposed sale our oil and gas properties located in West Virginia and Ohio. For additional discussion of impairment of oil and gas properties, refer to Note 1 of the Notes to the Consolidated Financial Statements.
(2)Earnings (loss) on equity method investments in 2019 includes a gain on sale of investment of $75.8 million associated with our equity investment in Meade Pipeline Co LLC (Meade). Earnings (loss) on equity method investments in 2017 includes an other than temporary impairment of $95.9 million associated with our investment in Constitution Pipeline Company, LLC (Constitution). Refer to Note 4 of the Notes to the Consolidated Financial Statements.
(3)Loss on sale of assets in 2018 includes a $45.4 million loss from the sale of certain proved and unproved oil and gas properties located in the Eagle Ford Shale partially offset by a $29.7 million gain from the sale of certain proved and unproved oil and gas properties located in the Haynesville Shale. Loss on sale of assets in 2017 includes an $11.9 million loss from the sale of certain proved and unproved oil and gas properties located in West Virginia, Virginia and Ohio. Refer to Note 2 of the Notes to the Consolidated Financial Statements.
(4)Net income (loss) in 2017 includes an income tax benefit of $242.9 million as a result of the remeasurement of our net deferred income tax liabilities based on the lower corporate income tax rate associated with the Tax Cuts and Jobs Act that was enacted in December 2017.
(5)Total assets as of December 31, 2020 and 2019 include a right of use asset of $33.7 million and $35.9 million, respectively, as a result of the adoption of Accounting Standards Update No. 2016-02, Leases effective January 1, 2019. Comparative periods were not restated. Refer to Note 1 and Note 9 of the Notes to the Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K contain additional information that should be referred to when reviewing this material.
OVERVIEW
Financial and Operating Overview
Financial and operating results for the year ended December 31, 2020 compared to the year ended December 31, 2019 are as follows:
•Natural gas production decreased 7.6 Bcf, or one percent, from 865.3 Bcf in 2019 to 857.7 Bcf in 2020. The slight decrease was driven by strategic curtailments of production during a portion of the second half of 2020 due to weaker natural gas prices.
•Average realized natural gas price for 2020 was $1.68 per Mcf, 31 percent lower than the $2.45 per Mcf price realized in 2019.
•Total capital expenditures were $569.8 million in 2020 compared to $783.3 million in 2019.
•Drilled 74 gross wells (64.3 net) with a success rate of 100 percent in 2020 compared to 96 gross wells (94.0 net) with a success rate of 100 percent in 2019.
•Completed 86 gross wells (77.3 net) in 2020 compared to 99 gross wells (97.0 net) in 2019.
•Average rig count during 2020 was approximately 2.3 rigs in the Marcellus Shale, compared to an average rig count in the Marcellus Shale of approximately 3.1 rigs during 2019.
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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices, particularly natural gas prices. Since substantially all of our production and reserves are natural gas, significant declines in natural gas prices could have a material adverse effect on our operating results, financial condition, liquidity and ability to obtain financing. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. In addition, in periods of low natural gas prices, we may elect to curtail a portion of our production from time to time. Historically, natural gas prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. In addition to commodity prices and production volumes, finding and developing sufficient amounts of natural gas reserves at economical costs are critical to our long-term success.
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
The ongoing COVID-19 outbreak, which the World Health Organization (WHO) declared as a pandemic on March 11, 2020, has reached more than 200 countries and territories and there continues to be considerable uncertainty regarding the extent to which COVID-19 will continue to spread, the development, availability and administration of effective treatments and vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system and the economic impact of such actions. One of the impacts of the COVID-19 pandemic has been a significant reduction in demand for crude oil, and to a lesser extent, natural gas. The supply/demand imbalance driven by the COVID-19 pandemic, as well as production disagreements among members of OPEC+, has led to significant global economic contraction generally and continues to have disruptive impacts on the oil and gas industry. While subsequent negotiations between members of OPEC+ led to an agreement to reduce production volumes in an effort to stabilize crude oil prices, crude oil prices remained at depressed levels throughout 2020 and continue to remain at depressed levels in 2021, as the oversupply and lack of demand in the market persist. Natural gas prices remained low during 2020 compared to 2019, including during the second half of 2020, in part, due to lower seasonal demand during the shoulder season of 2020 and storage levels nearing capacity. In response to the weakness of natural gas prices, we strategically curtailed our production during the second half of 2020, resulting in an estimated curtailment of approximately 16.1 Bcf of gross production.
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
We have implemented preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. We also have modified certain business practices (including those related to nonoperational employee work locations and the cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. In addition, we implemented and provided training on a COVID-19 Safety Policy containing personal safety protocols; provided additional personal protective equipment to our workforce; implemented rigorous COVID-19 self-assessment, contract tracing and quarantine protocols; increased cleaning protocols at all of our employee work locations; and provided additional paid leave to employees with actual or presumed COVID-19 cases. We also collaborated, and continue to collaborate, with customers to minimize potential impacts to or disruptions of our operations and to implement longer-term emergency response protocols. We will continue to monitor developments affecting our workforce, our customers, our service providers and the communities in which we operate, including any resurgence in COVID-19 transmission and infection, and take additional precautions as we believe are warranted.
Our efforts to respond to the challenges presented by the on-going pandemic, as well as certain operational decisions we previously implemented such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations. We have not required any funding under any federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. As a result, we currently believe that we are well-positioned to manage the challenges presented in a lower commodity pricing environment and can endure the current cyclical downturn in the energy industry and continued volatility in current and future commodity prices by:
•Continuing to exercise discipline in our capital program with the expectation of funding our capital expenditures with cash on hand, operating cash flows, and if required, borrowings under our revolving credit facility;
•Continuing to manage our portfolio by strategically curtailing production in periods of weaker natural gas prices;
•Continuing to optimize our drilling, completion and operational efficiencies, resulting in lower operating costs per unit of production;
•Continuing to manage our balance sheet, which we believe provides sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants; and
•Continuing to manage price risk by strategically hedging our production.
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
FINANCIAL CONDITION
Capital Resources and Liquidity
Our primary sources of cash in 2020 were from the sale of natural gas production, including the receipt of derivative cash settlements and certain income tax receivables related to alternative minimum tax credit refunds. These cash flows were used to fund our capital expenditures, principal and interest payments on debt and payment of dividends. See below for additional discussion and analysis of our cash flows.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. Effective April 23, 2020, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively. As of December 31, 2020, there were no borrowings outstanding under our revolving credit facility and our unused commitments remained at $1.5 billion.
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
At December 31, 2020, we were in compliance with all restrictive financial covenants for both our revolving credit facility and senior notes. Refer to Note 5 of the Notes to the Consolidated Financial Statements for further details regarding restrictive covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows provided by operating activities	$778,235	$1,445,791	$1,104,903
Cash flows used in investing activities	(584,478)	(543,915)	(293,383)
Cash flows used in financing activities	(255,849)	(690,380)	(1,289,280)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,092)	$211,496	$(477,760)
Operating Activities. Operating cash flow fluctuations are substantially driven by commodity prices, changes in our production volumes and operating expenses. Commodity prices have historically been volatile, primarily as a result of supply and demand for natural gas, pipeline infrastructure constraints, basis differentials, inventory storage levels, seasonal influences, and other factors. In addition, fluctuations in cash flow may result in an increase or decrease in our capital expenditures.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At December 31, 2020 and 2019, we had a working capital surplus of $25.5 million and $240.2 million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next twelve months.
Net cash provided by operating activities in 2020 decreased by $667.6 million compared to 2019. This decrease was primarily due to lower natural gas revenue and lower derivative settlement gains. These decreases were partially offset by favorable changes in working capital and other assets and liabilities. The decrease in natural gas revenue was primarily due to a decrease in realized natural gas prices and marginally lower natural gas production. Average realized natural gas prices decreased by 31 percent in 2020 compared to 2019. Natural gas production decreased by one percent for 2020 compared to 2019, which was driven by strategic curtailments of production during a portion of the second half of 2020 due to weaker natural gas prices.
Refer to "Results of Operations" for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $40.6 million from 2019 compared to 2020. The increase was due to lower proceeds of $258.8 million from sale of our investment in Meade in November 2019 and Constitution in January 2020, partially offset by $212.5 million of lower capital expenditures as a result of the implementation of our maintenance capital program in 2020 and $9.3 million of lower capital contributions associated with our equity method investments.
Financing Activities. Cash flows used in financing activities decreased by $434.5 million from 2019 compared to 2020. The decrease was due to $519.9 million of lower repurchases of our common stock in 2020 compared to 2019 and $7.4 million of lower debt issuance costs associated with the amendment of our revolving credit facility in 2019. These decreases were partially offset by $80.0 million higher net repayments of debt primarily related to maturities of certain of our senior notes in 2020 and $13.9 million of higher dividend payments related to an increase in our dividend rate in 2019.
2019 and 2018 Compared. For additional information on the comparison of operating, investing and financing cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2019, refer to Financial Condition (Cash Flows) included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2019.
Capitalization
Information about our capitalization is as follows:

	December 31,
(Dollars in thousands)	2020	2019
Debt(1)	$1,133,924	$1,220,025
Stockholders' equity	2,215,707	2,151,487
Total capitalization	$3,349,631	$3,371,512
Debt to total capitalization	34%	36%
Cash and cash equivalents	$140,113	$200,227
_______________________________________________________________________________
(1)Includes $188.0 million and $87.0 million of current portion of long-term debt at December 31, 2020 and December 31, 2019, respectively. There were no borrowings outstanding under our revolving credit facility as of December 31, 2020 and 2019, respectively.
We did not repurchase any shares of our common stock during 2020. During 2019, we repurchased 25.5 million shares of our common stock for $488.5 million. During 2020 and 2019, we paid dividends of $159.4 million ($0.40 per share) and $145.5 million ($0.35 per share) on our common stock, respectively.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations and, if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Capital expenditures
Drilling and facilities	$546,646	$761,478	$758,909
Leasehold acquisitions	5,821	6,072	29,851
Other	17,283	15,712	27,315
	569,750	783,262	816,075
Exploration expenditures(1)	15,419	20,270	113,820
Total	$585,169	$803,532	$929,895
_______________________________________________________________________________
(1)Exploration expenditures include $3.6 million, $2.2 million and $97.7 million of exploratory dry hole expenditures in 2020, 2019 and 2018, respectively.
In 2020, we drilled 74 gross wells (64.3 net) and completed 86 gross wells (77.3 net), of which 26 gross wells (26.0 net) were drilled but uncompleted in prior years. In 2021, we plan to allocate substantially all of our capital to the Marcellus Shale, where we expect to drill and complete 80 net wells. Our 2021 capital program is expected to be approximately $530.0 million to $540.0 million. We will continue to assess the natural gas price environment and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. A summary of our contractual obligations as of December 31, 2020 are set forth in the following table:

		Payments Due by Year
(In thousands)	Total	2021	2022 to 2023	2024 to 2025	2026 & Beyond
Debt	$1,137,000	$188,000	$62,000	$575,000	$312,000
Interest on debt(1)	162,057	40,509	73,513	41,148	6,887
Transportation and gathering agreements(2)	2,016,118	105,304	377,368	348,822	1,184,624
Operating leases(2)	44,886	5,556	9,507	9,328	20,495
Total contractual obligations	$3,360,061	$339,369	$522,388	$974,298	$1,524,006
______________________________________________________________________________
(1)Interest payments have been calculated utilizing the rates associated with our senior notes outstanding at December 31, 2020, assuming that our senior notes will remain outstanding through their respective maturity dates.
(2)For further information on our obligations under transportation and gathering agreements and operating leases, refer to Note 9 of the Notes to the Consolidated Financial Statements.
Amounts related to our asset retirement obligations are not included in the above table due to the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2020 was $86.0 million. Refer to Note 8 of the Notes to the Consolidated Financial Statements for further details.
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
In addition, a decline in proved reserve estimates may impact the outcome of our impairment test under applicable accounting standards. Due to the inherent imprecision of the reserve estimation process, risks associated with the operations of proved producing properties and market sensitive commodity prices utilized in our impairment analysis, we cannot determine if an impairment is reasonably likely to occur in the future.
Oil and Gas Properties
We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. We compare expected undiscounted future cash flows to the net book value of the asset. If the future undiscounted expected cash flows, based on our estimate of future commodity prices, operating costs and anticipated production from proved reserves and risk-adjusted probable and possible reserves, are lower than the net book value of the asset, the capitalized cost is reduced to fair value. Commodity pricing is estimated by using a combination of assumptions management uses in its budgeting and forecasting process, historical and current prices adjusted for geographical location and quality differentials, as well as other factors that we believe will impact realizable prices. In the event that commodity prices significantly decline, we would test the recoverability of the carrying value of our oil and gas properties and, if necessary, record an impairment charge. Fair value is calculated by discounting the future cash flows. The discount factor used is based on rates utilized by market participants that are commensurate with the risks inherent in the development and production of the underlying natural gas and oil.
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
Contingency Reserves
A provision for contingencies is charged to expense when the loss is probable and the cost is estimable. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. In certain cases, our judgment is based on the advice and opinions of legal counsel and other advisors, the interpretation of laws and regulations, which can be interpreted differently by regulators and courts of laws, our experience and the experiences of other companies dealing with similar matters, and our decision on how we intend to respond to a particular matter. Actual losses can differ from estimates for various reasons, including those noted above. We monitor known and potential legal, environmental and other contingencies and make our best estimate based on the information we have. Future changes in facts and circumstances not currently foreseeable could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.
Stock-Based Compensation
We account for stock-based compensation under the fair value method of accounting in accordance with applicable accounting standards. Under the fair value method, compensation cost is measured at the grant date for equity-classified awards and remeasured each reporting period for liability-classified awards based on the fair value of an award and is recognized over the service period, which is generally the vesting period. To calculate fair value, we use a Monte Carlo valuation model, as determined by the specific provisions of the award. The use of this model requires significant judgment with respect to expected life, volatility and other factors. Stock-based compensation cost for all types of awards is included in general and administrative expense in the Consolidated Statement of Operations. Refer to Note 14 of the Notes to the Consolidated Financial Statements for a full discussion of our stock-based compensation.
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
Restrictive Covenants
 Our ability to incur debt and to make certain types of investments is subject to certain restrictive covenants in our various debt instruments. Among other requirements, our senior note agreements and our revolving credit agreement specify a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0 and a minimum asset coverage ratio of the present value of proved reserves before income taxes plus adjusted cash to indebtedness and other liabilities of 1.75 to 1.0. Our revolving credit agreement also requires us to maintain a minimum current ratio of 1.0 to 1.0. At December 31, 2020, we were in compliance with all restrictive financial covenants in both our senior note agreements and our revolving credit agreement.
Operating Risks and Insurance Coverage
Our business involves a variety of operating risks. Refer to "Risk Factors—Business and Operational Risks—We face a variety of hazards and risks that could cause substantial financial losses" in Item 1A. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. The costs of these insurance policies are somewhat dependent on our historical claims experience, the areas in which we operate and market conditions.
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
The majority of our production is sold at market prices. Generally, if the related commodity index declines, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is determined by certain factors that are beyond our control. However, we may mitigate this price risk on a portion of our anticipated production with the use of financial commodity derivatives, including collars and swaps to reduce the impact of sustained lower pricing on our revenue. Under both arrangements, there is also a risk that the movement of index prices may result in our inability to realize the full benefit of an improvement in market conditions.
RESULTS OF OPERATIONS
2020 and 2019 Compared
We reported net income for 2020 of $200.5 million, or $0.50 per share, compared to net income for 2019 of $681.1 million, or $1.64 per share. The decrease in net income was primarily due to lower operating revenues and lower earnings on equity method investments, partially offset by lower operating and income tax expenses.
Revenue, Price and Volume Variance
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Year Ended December 31,		Variance
Revenue Variances (In thousands)	2020	2019	Amount	Percent
Natural gas	$1,404,989	$1,985,240	$(580,251)	(29)%
Gain on derivative instruments	61,404	80,808	(19,404)	(24)%
Other	231	229	2	1%
	$1,466,624	$2,066,277	$(599,653)	(29)%
Natural Gas Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In thousands)
	2020	2019	Amount	Percent
Price variance ($/Mcf)	$1.64	$2.29	$(0.65)	(28)%	$(562,847)
Volume variance (Bcf)	857.7	865.3	(7.6)	(1)%	(17,404)
Total					$(580,251)
The decrease in natural gas revenues of $580.3 million was due to lower production and lower natural gas prices. The slight decrease in production was driven by strategic curtailments of production during a portion of the second half of 2020 due to weaker natural gas prices.
Impact of Derivative Instruments on Operating Revenues

	Year Ended December 31,
(In thousands)	2020	2019
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$35,218	$138,450
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	26,186	(57,642)
	$61,404	$80,808

Operating and Other Expenses

	Year Ended December 31,		Variance
(In thousands)	2020	2019	Amount	Percent
Operating and Other Expenses
Direct operations	$73,403	$76,958	$(3,555)	(5)%
Transportation and gathering	571,102	574,677	(3,575)	(1)%
Taxes other than income	14,380	17,053	(2,673)	(16)%
Exploration	15,419	20,270	(4,851)	(24)%
Depreciation, depletion and amortization	390,903	405,733	(14,830)	(4)%
General and administrative	105,391	94,870	10,521	11%
	$1,170,598	$1,189,561	$(18,963)	(2)%

(Loss) earnings on equity method investments	$(59)	$80,496	$(80,555)	(100)%
(Loss) gain on sale of assets	(491)	(1,462)	(971)	(66)%
Interest expense, net	54,124	54,952	(828)	(2)%
Other expense	229	574	(345)	(60)%
Income tax expense	40,594	219,154	(178,560)	(81)%
Total costs and expenses from operations decreased by $19.0 million from 2019 to 2020. The primary reasons for this fluctuation are as follows:
•Direct operations decreased $3.6 million primarily due to lower production and continued efficiencies in our operations in the Marcellus Shale offset by higher workover expenses during the period.
•Transportation and gathering decreased $3.6 million due to lower throughput as a result of lower Marcellus Shale production, partially offset by higher demand charges.
•Taxes other than income decreased $2.7 million due to $3.5 million lower drilling impact fees driven by a decrease in rates associated with lower natural gas prices and a decrease in drilling activity in 2020 compared to 2019, partially offset by a $1.1 million decrease in production tax refunds that were received in 2019.
•Exploration decreased $4.9 million primarily due to a $3.5 million decrease in geological and geophysical expenses, $1.3 million decrease in employee costs and $0.9 million decrease in other exploration costs. These decreases were partially offset by higher exploratory dry hole costs of $1.4 million.
•Depreciation, depletion and amortization decreased $14.8 million primarily due to lower amortization of unproved properties of $24.4 million, partially offset by higher DD&A of $8.3 million. Amortization of unproved properties decreased due to lower amortization rates as a result of a decrease in exploration activities. The increase in DD&A was primarily due to an increase of $11.5 million related to a higher DD&A rate of $0.43 per Mcfe for 2020 compared to $0.42 per Mcfe for 2019, partially offset by a decrease of $3.2 million due to lower natural gas production volumes in the Marcellus Shale.
•General and administrative increased $10.5 million primarily due to a $12.4 million increase in stock-based compensation expense associated with certain of our market-based performance awards and a $5.0 million increase in legal expenses. These increases were partially offset by $2.5 million of lower severance costs that were incurred in the third quarter 2019 and a $5.0 million decrease in employee-related costs. The remaining changes in other general and administrative expense were not individually significant.
(Loss) earnings on Equity Method Investments
Earnings on equity method investments decreased $80.6 million primarily due to the sale of our investment in Meade in the fourth quarter of 2019 for a gain of $75.8 million and Constitution in February 2020 for a loss of $9.4 million that was previously accrued in 2019. There was no significant activity during 2020.

Interest Expense, net
Interest expense decreased $0.8 million primarily due to $2.7 million of lower interest expense related to the repayment of $87.0 million of our 6.51% weighted-average senior notes, which matured in July 2020 and $3.5 million of interest income associated with certain income tax refunds received in the fourth quarter of 2020. These decreases were partially offset by a $3.1 million reversal of interest expense in 2019 related to certain income tax reserves previously recorded in prior periods.
Income Tax Expense
Income tax expense decreased $178.6 million due to lower pretax income and a lower effective tax rate. The effective tax rates for 2020 and 2019 were 16.8 percent and 24.3 percent, respectively. The decrease in the effective tax rate is primarily due to research and development tax credit benefits recorded in 2020 related to amended prior year returns.
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
For additional information on the comparison of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to Management's Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2019.
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

	Year Ended December 31,
(In thousands)	2020	2019
As reported - net income	$200,529	$681,070
Reversal of selected items:
Loss (gain) on sale of assets	491	1,462
(Gain) loss on derivative instruments(1)	(26,186)	57,642
(Gain) loss on sale of equity method investment	24	(66,412)
Stock-based compensation expense	43,177	30,780
Severance expense	—	2,521
Interest expense related to income tax reserves	—	(3,052)
Tax effect on selected items	(4,000)	(5,233)
Adjusted net income	$214,035	$698,778
_______________________________________________________________________________
(1)This amount represents the non-cash mark-to-market changes of our commodity derivative instruments recorded in gain (loss) on derivative instruments in the Consolidated Statement of Operations.

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

	Year Ended December 31,
(In thousands)	2020	2019
Interest expense, net	$54,124	$54,952
Interest expense related to income tax reserves (1)	—	3,052
Tax benefit	(12,367)	(13,241)
After-tax interest expense, net (A)	41,757	44,763

As reported - net income	200,529	681,070
Adjustments to as reported - net income, net of tax	13,506	17,708
Adjusted net income (B)	214,035	698,778

Adjusted net income before interest expense, net (A + B)	$255,792	$743,541

Total debt - beginning	$1,220,025	$1,226,104
Stockholders’ equity - beginning	2,151,487	2,088,159
Capital employed - beginning	3,371,512	3,314,263

Total debt - ending	1,133,924	1,220,025
Stockholders’ equity - ending	2,215,707	2,151,487
Capital employed - ending	3,349,631	3,371,512

Average capital employed (C)	$3,360,572	$3,342,888

Return on average capital employed (ROCE) (A + B) / C	7.6%	22.2%
_______________________________________________________________________________
(1)Interest expense related to income tax reserves is included in the adjustments to as reported - net income, net of tax.
Discretionary Cash Flow and Free Cash Flow Calculation and Reconciliation
Discretionary cash flow is defined as net cash provided by operating activities excluding changes in assets and liabilities. Discretionary cash flow is widely accepted as a financial indicator of an oil and gas company’s ability to generate cash which is used to internally fund exploration and development activities, return capital to shareholders through dividends and share repurchases, and service debt. Discretionary cash flow is presented based on our belief that this non-GAAP measure is useful information to investors when comparing our cash flows with the cash flows of other companies that use the full cost method of accounting for oil and gas producing activities or have different financing and capital structures or tax rates. Discretionary cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities or net income, as defined by GAAP, or as a measure of liquidity.

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

	Year Ended December 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$778,235	$1,445,791
Changes in assets and liabilities	(93,273)	(85,026)
Discretionary cash flow	684,962	1,360,765
Capital expenditures	(575,847)	(788,368)
Investment in equity method investments	(35)	(9,338)
Free cash flow	$109,080	$563,059
Finding and Development Costs
Drill-bit finding and development cost is defined as costs incurred in exploration and development activities, as defined by GAAP, divided by reserve extensions, discoveries and other additions. Additions-Only Finding and Development Cost is defined as costs incurred in property acquisition, exploration and development activities, as defined by GAAP, divided by reserve extensions, discoveries and other additions. All-sources finding and development cost is defined as costs incurred in property acquisition, exploration and development activities as defined by GAAP divided by the total of reserve extensions, discoveries and other additions and revision of prior estimates. Drill-bit finding and development cost, additions-only finding and development cost and all-sources finding and development cost are presented based on our belief that these non-GAAP measures are useful information to investors to evaluate how much it costs to add proved reserves. These calculations do not include the future development costs required for the development of proved undeveloped reserves and may not be comparable to similarly titled measurements used by other companies.

	Year Ended December 31,
	2020	2019
Costs incurred in oil and gas property acquisition, exploration and development activities (In thousands)
Exploration costs	$15,419	$20,270
Development costs	546,646	761,326
Exploration and development costs (A)	562,065	781,596
Property acquisition costs, unproved	5,821	6,072
Total costs incurred (B)	567,886	787,668

Extensions, discoveries and other additions (Bcfe) (C)	1,974	2,116
Revision of prior estimates (Bcfe) (D)	(347)	47

Drill-bit finding and development costs ($/Mcfe) (A) / (C)	$0.28	$0.37
Additions-only finding and development costs ($/Mcfe) (B) / (C)	$0.29	$0.37
All-sources finding and development costs ($/Mcfe) (B) / (C + D)	$0.35	$0.36
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
As of December 31, 2020, we had the following outstanding financial commodity derivatives:

			Collars					Estimated Fair Value Asset (Liability) (In thousands)
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted- Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted- Average ($/Mmbtu)	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	18,250,000	Jan. 2021-Dec. 2021					$2.74	$1,636
Natural gas (NYMEX)	164,250,000	Jan. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.83 - $3.94	$3.09		23,726
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$—	$2.50	$—	$2.80		(145)
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021					$2.75	1,013
								$26,230
The amounts set forth in the table above represent our total unrealized derivative position at December 31, 2020 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.
In early 2021, the Company entered into the following financial commodity derivatives:

			Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$2.81

A significant portion of our expected natural gas production for 2021 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable.
During 2020, natural gas collars with floor prices ranging from $1.90 to $2.15 per Mmbtu and ceiling prices ranging from $2.10 to $2.38 per Mmbtu covered 92.3 Bcf, or 11 percent of natural gas production at a weighted-average price of $2.09 per Mmbtu. Natural gas swaps covered 53.5 Bcf, or six percent, of natural gas production at a weighted-average price of $2.24 per Mmbtu.
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
The carrying amount and fair value of debt is as follows:

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,133,924	$1,213,811	$1,220,025	$1,260,259
Current maturities	(188,000)	(189,332)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$945,924	$1,024,479	$1,133,025	$1,171,555

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cabot Oil & Gas Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cabot Oil & Gas Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Oil and Gas Reserves on Proved Oil and Gas Properties, Net

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated proved oil and gas properties, net balance was $4.0 billion as of December 31, 2020, and depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2020 was $390.9 million. The Company follows the successful efforts method of accounting for its oil and gas producing activities. As disclosed by management, the Company’s rate of recording DD&A expense is dependent upon the estimate of proved and proved developed reserves, which are utilized in the unit-of-production calculation. In estimating oil and gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data, as well as the use of certain economic assumptions such as natural gas prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of oil and gas reserves have been developed by specialists, specifically petroleum engineers.
The principal considerations for our determination that performing procedures relating to the impact of proved oil and gas reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil and gas reserves, which in turn led to (ii) a high degree of auditor judgment and effort in performing procedures and evaluating the audit evidence related to the data, methods and assumptions used by management and its specialists in developing the estimates of oil and gas reserve volumes and the assumptions applied to the data related to price differentials, lease operating expenses, transportation expense, and future development costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved oil and gas reserve volumes. As a basis for using this work, the specialists’ qualifications were understood, and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists and an evaluation of the specialists’ findings. These procedures also included, among others, testing the completeness and accuracy of the data related to price differentials, lease operating expenses, transportation expense and future development costs. Additionally, these procedures included evaluating whether the assumptions applied to price differentials, lease operating expenses, transportation expense and future development costs were reasonable considering the past performance of the Company.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2021

We have served as the Company’s auditor since 1989.

CABOT OIL & GAS CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31,
(In thousands, except share amounts)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$140,113	$200,227
Restricted cash	11,578	13,556
Accounts receivable, net	214,724	209,023
Income taxes receivable	6,171	129,795
Inventories	15,270	13,932
Derivative instruments	26,209	31
Other current assets	1,650	1,684
Total current assets	415,715	568,248
Properties and equipment, net (Successful efforts method)	4,044,606	3,855,706
Other assets	63,211	63,291
	$4,523,532	$4,487,245
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$162,081	$189,811
Current portion of long-term debt	188,000	87,000
Accrued liabilities	22,374	31,290
Interest payable	17,771	19,933
Total current liabilities	390,226	328,034
Long-term debt, net	945,924	1,133,025
Deferred income taxes	774,195	702,104
Asset retirement obligations	85,489	71,598
Postretirement benefits	30,713	32,713
Other liabilities	81,278	68,284
Total liabilities	2,307,825	2,335,758

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2020 and 2019, respectively
Issued — 477,828,813 shares and 476,881,991 shares in 2020 and 2019, respectively	47,783	47,688
Additional paid-in capital	1,804,354	1,782,427
Retained earnings	2,184,352	2,143,213
Accumulated other comprehensive income	2,419	1,360
Less treasury stock, at cost:
78,957,318 shares and 78,957,318 shares in 2020 and 2019, respectively	(1,823,201)	(1,823,201)
Total stockholders' equity	2,215,707	2,151,487
	$4,523,532	$4,487,245
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
OPERATING REVENUES
Natural gas	$1,404,989	$1,985,240	$1,881,150
Crude oil and condensate	—	—	48,722
Gain on derivative instruments	61,404	80,808	44,432
Brokered natural gas	—	—	209,530
Other	231	229	4,314
	1,466,624	2,066,277	2,188,148
OPERATING EXPENSES
Direct operations	73,403	76,958	69,646
Transportation and gathering	571,102	574,677	496,731
Brokered natural gas	—	—	184,198
Taxes other than income	14,380	17,053	22,642
Exploration	15,419	20,270	113,820
Depreciation, depletion and amortization	390,903	405,733	417,479
General and administrative	105,391	94,870	96,641
	1,170,598	1,189,561	1,401,157
(Loss) earnings on equity method investments	(59)	80,496	1,137
(Loss) gain on sale of assets	(491)	(1,462)	(16,327)
INCOME FROM OPERATIONS	295,476	955,750	771,801
Interest expense, net	54,124	54,952	73,201
Other expense	229	574	463
Income before income taxes	241,123	900,224	698,137
Income tax expense	40,594	219,154	141,094
NET INCOME	$200,529	$681,070	$557,043

Earnings per share
Basic	$0.50	$1.64	$1.25
Diluted	$0.50	$1.63	$1.24

Weighted-average common shares outstanding
Basic	398,521	415,514	445,538
Diluted	400,522	417,451	447,568
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net income	$200,529	$681,070	$557,043
Postretirement benefits:
Net actuarial gain (loss)(1)	1,634	(2,530)	2,461
Amortization of prior service cost(2)	(547)	(547)	(547)
Amortization of net loss(3)	(28)	—	—
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	—	—	446
Total other comprehensive income	1,059	(3,077)	2,360
Comprehensive income	$201,588	$677,993	$559,403
_______________________________________________________________________________
(1)Net of income taxes of $(484), $749 and $(704) for the year ended December 31, 2020, 2019 and 2018, respectively.
(2)Net of income taxes of $162, $162 and $162 for the year ended December 31, 2020, 2019 and 2018, respectively.
(3)Net of income taxes of $8 for the year ended December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,529	$681,070	$557,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	390,903	405,733	417,479
Deferred income tax expense	71,777	244,418	229,603
Loss on sale of assets	491	1,462	16,327
Exploratory dry hole cost	3,632	2,236	97,741
Gain on derivative instruments	(61,404)	(80,808)	(44,432)
Net cash received (paid) in settlement of derivative instruments	35,218	138,450	(41,631)
Loss (earnings) on equity method investments	59	(80,496)	(1,137)
Distribution of earnings from equity method investments	—	15,725	1,296
Amortization of debt issuance costs	2,961	3,966	4,631
Stock-based compensation and other	40,796	29,009	31,443
Changes in assets and liabilities:
Accounts receivable, net	(5,700)	153,379	(146,921)
Income taxes	123,624	(13,514)	(59,616)
Inventories	(1,981)	(2,856)	(3,927)
Other current assets	34	180	934
Accounts payable and accrued liabilities	(30,040)	(30,176)	30,468
Interest payable	(2,162)	(166)	(7,477)
Other assets and liabilities	9,498	(21,821)	23,079
Net cash provided by operating activities	778,235	1,445,791	1,104,903
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(575,847)	(788,368)	(894,470)
Proceeds from sale of assets	828	2,600	678,350
Investment in equity method investments	(35)	(9,338)	(77,263)
Distribution of investment from equity method investments	—	1,728	—
Proceeds from sale of equity method investments	(9,424)	249,463	—
Net cash used in investing activities	(584,478)	(543,915)	(293,383)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	196,000	95,000	158,000
Repayments of debt	(283,000)	(102,000)	(455,000)
Treasury stock repurchases	—	(519,863)	(872,761)
Dividends paid	(159,390)	(145,515)	(111,369)
Tax withholding on vesting of stock awards	(9,459)	(10,590)	(8,150)
Capitalized debt issuance costs	—	(7,412)	—
Net cash used in financing activities	(255,849)	(690,380)	(1,289,280)
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,092)	211,496	(477,760)
Cash, cash equivalents and restricted cash, beginning of period	213,783	2,287	480,047
Cash, cash equivalents and restricted cash, end of period	$151,691	$213,783	$2,287
The accompanying notes are an integral part of these consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2017	475,547	$47,555	14,936	$(430,576)	$1,742,419	$2,077	$1,162,430	$2,523,905
Net income	—	—	—	—	—	—	557,043	557,043
Exercise of stock appreciation rights	9	1	—	—	(1)	—	—	—
Stock amortization and vesting	539	54	—	—	20,724	—	—	20,778
Purchase of treasury stock	—	—	38,474	(904,112)	—	—	—	(904,112)
Cash dividends at $0.25 per share	—	—	—	—	—	—	(111,369)	(111,369)
Other comprehensive income	—	—	—	—	—	2,360	—	2,360
Cumulative impact from accounting change	—	—	—	—	—	—	(446)	(446)
Balance at December 31, 2018	476,095	$47,610	53,410	$(1,334,688)	$1,763,142	$4,437	$1,607,658	$2,088,159
Net income	—	—	—	—	—	—	681,070	681,070
Stock amortization and vesting	787	78	—	—	19,285	—	—	19,363
Purchase of treasury stock	—	—	25,547	(488,513)	—	—	—	(488,513)
Cash dividends at $0.35 per share	—	—	—	—	—	—	(145,515)	(145,515)
Other comprehensive income	—	—	—	—	—	(3,077)	—	(3,077)
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
Net income	—	—	—	—	—	—	200,529	200,529
Stock amortization and vesting	947	95	—	—	21,927	—	—	22,022
Cash dividends at $0.40 per share	—	—	—	—	—	—	(159,390)	(159,390)
Other comprehensive income	—	—	—	—	—	1,059	—	1,059
Balance at December 31, 2020	477,829	$47,783	78,957	$(1,823,201)	$1,804,354	$2,419	$2,184,352	$2,215,707
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
The consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany balances and transactions. Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income or cash flows.
Recently Adopted Accounting Pronouncements
Financial Instruments: Credit Losses. In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments: Credit Losses, which replaces the incurred loss impairment methodology used for certain financial instruments with a methodology that reflects current expected credit losses (CECL). ASU No. 2016-13, along with subsequently issued codification improvements, was effective for the Company on January 1, 2020, and was applied using a modified retrospective approach. The Company's historical credit losses have not been material, and future expected credit losses under the CECL model are not expected to be material. The adoption of ASU No. 2016-13 did not have a material effect on the Company's financial position, results of operations or cash flows; however, it modified certain disclosure requirements, which were not material.
Fair Value Measurements. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements by adding, removing and modifying certain required disclosures for fair value measurements for assets and liabilities disclosed within the fair value hierarchy. The Company adopted ASU No. 2018-13 effective January 1, 2020. The adoption of ASU No. 2018-13 did not have any effect on the Company's financial position, results of operations or cash flows; however, it modified certain disclosure requirements, which were not material.
Defined Benefit Plans. In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements by adding, removing and clarifying certain required disclosures for defined benefit plans. The Company adopted ASU No. 2018-14 during the fiscal year ended December 31, 2020. The adoption of ASU No. 2018-14 did not have any effect on the Company's financial positions, results of operations or cash flows; however, it modified certain disclosures, which were not material.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in one financial institution at December 31, 2020. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.
From time to time, the Company may be in the position of a book overdraft in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable in the Consolidated Balance Sheet, and classifies the change in accounts payable associated with book overdrafts as an operating activity in the Consolidated Statement of Cash Flows. There was no book overdraft within accounts payable as of December 31, 2020 and 2019.

Restricted Cash.
Restricted cash includes cash that is legally or contractually restricted as to withdrawal or usage. As of December 31, 2020 and 2019, the restricted cash balance of $11.6 million and $13.6 million, respectively, includes cash deposited in escrow accounts related to the sale of the Company's equity investment in Meade Pipeline Co LLC (Meade).
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts based on the Company's estimate of future expected credit losses on outstanding receivables.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to the Company's undeveloped acreage amortization based on past drilling and exploration experience, the Company's expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. During 2020, 2019 and 2018, amortization associated with the Company's unproved properties was $8.2 million, $32.6 million and $82.3 million, respectively, and is included in depreciation, depletion, and amortization in the Consolidated Statement of Operations.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The asset retirement costs are depreciated using the units-of-production method. At December 31, 2020 and 2019, there were no assets legally restricted for purposes of settling asset retirement obligations.
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
Leases
The Company determines if an arrangement is, or contains, a lease at inception based on whether that contract conveys the right to control the use of an identified asset in exchange for consideration for a period of time. Operating leases are included in operating lease right-of-use assets (ROU assets) and operating lease liabilities (current and non-current) in the Consolidated Balance Sheet. The Company did not have any finance leases at December 31, 2020 and 2019.
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
The Company has elected the following practical expedients in applying authoritative guidance on lease accounting:
•For all operating leases, lease and non-lease components are accounted for as a single lease component.

•Short-term leases (a lease that, at commencement, has a lease term of one year or less and does not contain a purchase option that the Company is reasonably certain to exercise) have not be recognized in ROU assets and lease liabilities.
•Certain land easements in existence prior to January 1, 2019 were not reassessed under new accounting guidance.
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
•Level 1: Unadjusted, quoted prices for identical assets or liabilities in active markets.

•Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability.

•Level 3: Significant, unobservable inputs for use when little or no market data exists, requiring a significant degree of judgment.

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
Gain or loss on derivative instruments is outside the scope of the revenue recognition standard and is not considered revenue from contracts with customers under that guidance. The Company may use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales, or in limited cases may use them for contracts the Company intends to physically settle but do not meet all of the criteria to be treated as normal sales.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer, are excluded from revenue.
Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Natural gas production operations may include joint owners who take more or less than the production volumes entitled to them on certain properties. Production volume is monitored to minimize these natural gas imbalances. Under this method, a natural gas imbalance liability is recorded if the Company's excess takes of natural gas exceed its estimated remaining proved developed reserves for these properties at the actual price realized upon the gas sale. A receivable is recognized only to the extent an imbalance cannot be recouped from the reserves in the underlying properties. The Company’s aggregate imbalance positions at December 31, 2020 and 2019 were not material.
Brokered Natural Gas. Revenues and expenses related to brokered natural gas are reported gross as part of operating revenues and operating expenses in accordance with applicable accounting standards. The Company buys and sells natural gas utilizing separate purchase and sale transactions whereby the Company or the counterparty obtains control of the natural gas purchased or sold.
Practical Expedients. The Company makes use of certain practical expedients provided under the revenue standard, including the value of unsatisfied performance obligations are not disclosed for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice, (iii) contracts with variable consideration which is allocated entirely to a wholly unsatisfied performance obligation and meets the variable allocation criteria in the standard and (iv) contracts that were not completed at transition.
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
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value method of accounting. Under this method, compensation cost is measured at the grant date for equity-classified awards and remeasured each reporting period for liability-classified awards based on the fair value of an award and is recognized over the service period, which is generally the vesting period. To calculate fair value, the Company uses a Monte Carlo valuation model based on the specific provisions of the award. Stock-based compensation cost for all types of awards is included in general and administrative expense in the Consolidated Statement of Operations.
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
During the year ended December 31, 2020, three customers accounted for approximately 21 percent, 16 percent and 12 percent of the Company's total sales. During the year ended December 31, 2019, three customers accounted for approximately 17 percent, 16 percent and 16 percent of the Company's total sales. During the year ended December 31, 2018, two customers accounted for approximately 20 percent and 11 percent of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect on it because alternative customers are readily available.
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
2. Divestitures
The Company recognized an aggregate net loss on sale of assets of $0.5 million, $1.5 million and $16.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

	December 31,
(In thousands)	2020	2019
Proved oil and gas properties	$7,068,605	$6,508,443
Unproved oil and gas properties	49,829	133,475
Land, buildings and other equipment	92,566	104,700
	7,211,000	6,746,618
Accumulated depreciation, depletion and amortization	(3,166,394)	(2,890,912)
	$4,044,606	$3,855,706
Capitalized Exploratory Well Costs
The following table reflects the net changes in capitalized exploratory well costs:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at beginning of period	$—	$—	$19,511
Additions to capitalized exploratory well costs pending the determination of proved reserves	—	—	—
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	—	—	—
Capitalized exploratory well costs charged to expense	—	—	(19,511)
Balance at end of period	$—	$—	$—
The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed:

December 31,
(In thousands)	2020	2019	2018
Capitalized exploratory well costs that have been capitalized for a period of one year or less	$—	$—	$—
Capitalized exploratory well costs that have been capitalized for a period greater than one year	—	—	—
	$—	$—	$—

4. Equity Method Investments
Activity related to the Company's equity method investments is as follows:

	Constitution			Meade			Total
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(In thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Balance at beginning of period	$—	$—	$732	$—	$163,181	$85,345	$—	$163,181	$86,077
Contributions	35	725	500	—	8,613	76,763	35	9,338	77,263
Distributions	—	—	—	—	(17,453)	(1,296)	—	(17,453)	(1,296)
(Loss) earnings on equity method investments	(35)	(10,125)	(1,232)	(24)	90,621	2,369	(59)	80,496	1,137
Reclassification of accumulated losses(1)	—	9,400	—	—	—	—	—	9,400	—
Sale of investment	—	—	—	24	(244,962)	—	24	(244,962)	—
Balance at end of period	$—	$—	$—	$—	$—	$163,181	$—	$—	$163,181
______________________________________________________________________________
(1) Amount was included in accounts payable in the Consolidated Balance Sheet as of December 31, 2019.
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
In November 2019, the Company sold its 20 percent ownership interest in Meade to a subsidiary of NextEra Energy Partners, LP for net proceeds of $249.5 million and recognized a gain on sale of investment of $75.8 million. At closing, the Company was required to escrow $13.6 million related to certain contingencies related to the transaction. As of December 31, 2020, $11.6 million remained in escrow and has been classified as restricted cash in the Consolidated Balance Sheet.

5. Debt and Credit Agreements
The Company's debt and credit agreements consisted of the following:

	December 31,
(In thousands)	2020	2019
Total debt
6.51% weighted-average senior notes (1)	$37,000	$124,000
5.58% weighted-average senior notes (2)	175,000	175,000
3.65% weighted-average senior notes (3)	925,000	925,000
Revolving credit facility	—	—
Unamortized debt issuance costs	(3,076)	(3,975)
	$1,133,924	$1,220,025
_______________________________________________________________________________
(1)Includes $87.0 million of current portion of long-term debt at December 31, 2019, which the Company repaid in July 2020.
(2)Includes $88.0 million of current portion of long-term debt at December 31, 2020, which the Company repaid in January 2021.
(3)Includes $100.0 million of current portion of long-term debt at December 31, 2020 due in September 2021.
The Company has debt maturities of $188.0 million due in 2021, $62.0 million due in 2023 and $575.0 million due in 2024 associated with its senior notes. In addition, the revolving credit facility matures in April 2024. No other tranches of debt are due within the next five years.
At December 31, 2020, the Company was in compliance with all restrictive financial covenants for both its revolving credit facility and senior notes.
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
As of December 31, 2020, the Company has repaid $388.0 million of aggregate principal amount associated with the 6.51% weighted-average senior notes.

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
Subsequent Event. In January 2021, the Company repaid $88.0 million of maturities associated with its 5.58% weighted-average senior notes.
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
From time to time, the Company uses the LIBOR benchmark rate for borrowings under its revolving credit facility. In July 2017, the U.K. Financial Conduct Authority (FCA) announced that it will no longer compel banks to submit rates that are currently used to calculate LIBOR after 2021. In November 2020, the FCA and ICE Benchmark Administration, which administers LIBOR quotations, announced the intention to consult on the extension of most LIBOR tenors to June 30, 2023 for legacy contracts only. The Company’s revolving credit facility has a term that extends beyond June 30, 2023. The Company’s revolving credit facility also provides that in the event that the LIBOR benchmark rate is no longer available, the Company and its lenders will endeavor to establish an alternative interest rate based on the then prevailing market convention for purposes of LIBOR borrowings. The Company currently has no borrowings outstanding under its revolving credit facility and does not expect the transition to an alternative rate to have a material impact on its results of operations or cash flows.
The revolving credit facility contains various customary covenants, which include the following (with all calculations based on definitions contained in the amended and restated credit agreement):
(a)Maintenance of a minimum asset coverage ratio of 1.75 to 1.0.

(b)Maintenance of a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of 2.8 to 1.0; and

(c)Maintenance of a minimum current ratio of 1.0 to 1.0.

At December 31, 2020, there were no borrowings outstanding under the Company's revolving credit facility and unused commitments were $1.5 billion. The Company's weighted-average effective interest rate for the revolving credit facility during the year ended December 31, 2020 and 2019 was approximately 4.0 percent and 6.3 percent, respectively.
During 2019, the Company incurred $7.4 million of debt issuance costs in connection with the amended and restated credit agreement, which were capitalized and will be amortized over the term of the amended and restated agreement. The remaining unamortized costs of $3.4 million will also be amortized over the term of the amended and restated agreement in accordance with ASC 470-50, Debt Modifications and Extinguishments.
6. Derivative Instruments
As of December 31, 2020, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted- Average ($/Mmbtu)	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	18,250,000	Jan. 2021-Dec. 2021					$2.74
Natural gas (NYMEX)	164,250,000	Jan. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.83 - $3.94	$3.09
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$—	$2.50	$—	$2.80
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021					$2.75
In early 2021, the Company entered into the following financial commodity derivatives:

			Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted- Average ($/Mmbtu)
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$2.81
Effect of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
(In thousands)	Balance Sheet Location	2020	2019	2020	2019
Commodity contracts	Derivative instruments (current)	$26,209	$31	$—	$—
Commodity contracts	Accrued liabilities	—	—	—	9

Offsetting of Derivative Assets and Liabilities in the Consolidated Balance Sheet

	December 31,
(In thousands)	2020	2019
Derivative assets
Gross amounts of recognized assets	$26,354	$47
Gross amounts offset in the consolidated balance sheet	(145)	(16)
Net amounts of assets presented in the consolidated balance sheet	26,209	31
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	—
Net amount	$26,209	$31

Derivative liabilities
Gross amounts of recognized liabilities	$145	$25
Gross amounts offset in the consolidated balance sheet	(145)	(16)
Net amounts of liabilities presented in the consolidated balance sheet	—	9
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	—
Net amount	$—	$9
Effect of Derivative Instruments on the Consolidated Statement of Operations

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash received (paid) on settlement of derivative instruments
Gain (loss) on derivative instruments	$35,218	$138,450	$(41,631)
Non-cash gain (loss) on derivative instruments
Gain (loss) on derivative instruments	26,186	(57,642)	86,063
	$61,404	$80,808	$44,432
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

7. Fair Value Measurements
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
Assets
Deferred compensation plan	$22,510	$—	$—	$22,510
Derivative instruments	—	2,647	23,707	26,354
Total assets	$22,510	$2,647	$23,707	$48,864
Liabilities
Deferred compensation plan	$30,581	$—	$—	$30,581
Derivative instruments	—	—	145	145
Total liabilities	$30,581	$—	$145	$30,726

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2019
Assets
Deferred compensation plan	$18,381	$—	$—	$18,381
Derivative instruments	—	44	3	47
Total assets	$18,381	$44	$3	$18,428
Liabilities
Deferred compensation plan	$27,012	$—	$—	$27,012
Derivative instruments	—	—	25	25
Total liabilities	$27,012	$—	$25	$27,037
The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using a market credit spread provided by several of the Company's banks. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at beginning of period	$(22)	$21,976	$(28,398)
Total gain (loss) included in earnings	40,563	24,794	31,184
Settlement (gain) loss	(16,979)	(46,792)	19,190
Transfers in and/or out of Level 3	—	—	—
Balance at end of period	$23,562	$(22)	$21,976

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$23,562	$(22)	$19,732
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company's other non-financial assets and liabilities were measured at fair value as of December 31, 2020, 2019 and 2018, additional disclosures were not required.
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
The carrying amount and fair value of debt is as follows:

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,133,924	$1,213,811	$1,220,025	$1,260,259
Current maturities	(188,000)	(189,332)	(87,000)	(88,704)
Long-term debt, excluding current maturities	$945,924	$1,024,479	$1,133,025	$1,171,555

8. Asset Retirement Obligations
Activity related to the Company's asset retirement obligations is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Balance at beginning of period	$72,098	$51,622
Liabilities incurred	10,008	7,646
Liabilities settled	(322)	(1,467)
Accretion expense	4,205	3,430
Change in estimate	—	10,867
Balance at end of period	85,989	72,098
Less: current asset retirement obligation	(500)	(500)
Noncurrent asset retirement obligation	$85,489	$71,598
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
As of December 31, 2020, the Company's future minimum obligations under transportation and gathering agreements are as follows:

(In thousands)
2021	$105,304
2022	191,455
2023	185,913
2024	179,772
2025	169,050
Thereafter	1,184,624
$2,016,118
Lease Commitments
The Company has operating leases for office space, surface use agreements, compressor services and other leases. The leases have remaining terms ranging from six months to 25 years, including options to extend leases that the Company is reasonably certain to exercise. During the year ended December 31, 2020, the Company recognized operating lease cost and variable lease cost of $5.4 million and $1.1 million, respectively. During the year ended December 31, 2019, the Company recognized operating lease cost and variable lease cost of $11.5 million and $6.6 million, respectively.
Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days to one year. Lease cost of $26.3 million and $267.9 million was recognized on short-term leases during the year ended December 31, 2020 and 2019, respectively. Certain lease costs are capitalized and included in Properties and equipment, net in the Consolidated Balance Sheet because they relate to drilling and completion activities, while other costs are expensed because they relate to production and administrative activities.

As of December 31, 2020, the Company’s future undiscounted minimum cash payment obligations for its operating lease liabilities are as follows:

(In thousands)	Year Ending December 31,
2021	$5,556
2022	4,894
2023	4,613
2024	4,653
2025	4,675
Thereafter	20,495
Total undiscounted future lease payments	44,886
Present value adjustment	(11,267)
Net operating lease liabilities	$33,619
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,338	$4,614
Investing cash flows from operating leases	$—	$6,647
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is summarized below:

	December 31,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	11.1	12.1
Weighted-average discount rate
Operating leases	5.0%	5.0%
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
10. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Year Ended December 31,
(In thousands)	2020	2019	2018
OPERATING REVENUES
Natural gas	$1,404,989	$1,985,240	$1,881,150
Crude oil and condensate	—	—	48,722
Brokered natural gas	—	—	209,530
Other	231	229	4,314
Total revenues from contracts with customers	$1,405,220	$1,985,469	$2,143,716
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
As of December 31, 2020, the Company has $8.9 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from three to 18 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $215.3 million and $209.2 million as of December 31, 2020 and 2019, respectively, and are reported in accounts receivable, net on the Consolidated Balance Sheet. As of December 31, 2020 and 2019, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.

11. Income Taxes
Income tax expense is summarized as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current
Federal	$(31,838)	$(29,584)	$(95,191)
State	655	4,320	6,682
	(31,183)	(25,264)	(88,509)
Deferred
Federal	67,451	233,136	230,643
State	4,326	11,282	(1,040)
	71,777	244,418	229,603
Income tax expense	$40,594	$219,154	$141,094
Income tax expense was different than the amounts computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2020		2019		2018
(In thousands, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" federal income tax	$50,636	21.00%	$189,047	21.00%	$146,609	21.00%
State income tax, net of federal income tax benefit	4,486	1.86%	14,773	1.64%	11,850	1.70%
Deferred tax adjustment related to change in overall state tax rate	1,213	0.50%	(660)	(0.07)%	(15,208)	(2.18)%
Valuation allowance	(3,800)	(1.58)%	17,676	1.96%	8,975	1.29%
Excess executive compensation	5,249	2.18%	1,935	0.21%	1,382	0.20%
Reserve on uncertain tax positions	5,964	2.47%	5	—%	—	—%
Tax credits generated	(23,216)	(9.63)%	—	—%	—	—%
Tax Act	—	—%	—	—%	(11,367)	(1.63)%
Other, net	62	0.04%	(3,622)	(0.40)%	(1,147)	(0.16)%
Income tax expense	$40,594	16.84%	$219,154	24.34%	$141,094	20.21%

In 2020, the Company's overall effective tax rate decreased compared to 2019, primarily due to research and development tax credit benefits recorded in 2020 related to amended prior year returns. The overall effective tax rate increased in 2019 compared to 2018 primarily due to larger tax benefits recorded in 2018 related to the Tax Cuts and Jobs Act (the Tax Act) and changes in the overall state tax rate.

The composition of net deferred tax liabilities is as follows:

	December 31,
(In thousands)	2020	2019
Deferred Tax Assets
Net operating losses	$22,177	$22,360
Alternative minimum tax credits	—	22,120
Incentive compensation	16,427	17,776
Deferred compensation	5,753	5,463
Post-retirement benefits	7,482	7,847
Equity method investments	—	21,454
Capital loss carryforward	16,486	—
Leases	7,709	8,192
Other	3,267	1,336
Less: valuation allowance	(28,231)	(31,763)
Total	51,070	74,785
Deferred Tax Liabilities
Properties and equipment	809,919	768,692
Equity method investments	1,649	—
Leases	7,709	8,192
Derivative instruments	5,988	5
Total	825,265	776,889
Net deferred tax liabilities	$774,195	$702,104
As of December 31, 2020, the Company had gross state net operating loss carryforwards of $382.5 million, the majority of which expire between 2025 and 2040. Under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, enacted in 2020, the Company fully utilized its remaining alternative minimum tax credits on its 2019 tax return. The Company also incurred a capital loss on the sale of equity method investments in 2020, and recorded a gross capital loss carryforward of $72.2 million, which can only be used to offset future capital gains, and will expire in 2025.
As of December 31, 2020, the Company had $13.1 million of valuation allowances on the deferred tax benefits related to state NOLs, and $14.9 million of valuation allowances on the deferred tax benefit related to the capital loss carryforward. The Company believes it is more likely than not that the remainder of its deferred tax benefits will be utilized prior to their expiration.
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at beginning of year	$520	$16,850	$663
Additions for tax positions of current year	499	—	—
Additions for tax positions of prior years	5,465	—	16,187
Reductions for tax positions of prior years	—	(16,330)	—
Balance at end of year	$6,484	$520	$16,850
During 2020, the Company recorded a $6.0 million reserve for unrecognized tax benefits related to research and development tax credits on prior year amended returns and current year estimates, and a $0.5 million liability for accrued interest associated with the uncertain tax position. As of December 31, 2020, the Company's overall net reserve for unrecognized tax positions was $6.5 million, with a $0.6 million liability for accrued interest on the uncertain tax positions. If recognized, the net tax benefit of $6.5 million would not have a material effect on the Company's effective tax rate.

The Company files income tax returns in the U.S. federal, various states and other jurisdictions. The Company is no longer subject to examinations by state authorities before 2012 or by federal authorities before 2017. The Company believes that appropriate provisions have been made for all jurisdictions and all open years, and that any assessment on these filings will not have a material impact on the Company's financial position, results of operations or cash flows.
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
The Company provided postretirement benefits to 337 retirees and their dependents at the end of 2020 and 310 retirees and their dependents at the end of 2019.
Obligations and Funded Status
The funded status represents the difference between the accumulated benefit obligation of the Company's postretirement plan and the fair value of plan assets at December 31. The postretirement plan does not have any plan assets; therefore, the unfunded status is equal to the amount of the December 31 accumulated benefit obligation.
The change in the Company's postretirement benefit obligation is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$34,438	$29,777	$31,050
Service cost	1,493	1,533	1,776
Interest cost	974	1,283	1,172
Actuarial (gain) loss	(2,119)	3,279	(3,165)
Benefits paid	(2,042)	(1,434)	(1,056)
Benefit obligation at end of year	$32,744	$34,438	$29,777
Change in Plan Assets
Fair value of plan assets at end of year	—	—	—
Funded status at end of year	$(32,744)	$(34,438)	$(29,777)
Amounts Recognized in the Balance Sheet
Amounts recognized in the balance sheet consist of the following:

	December 31,
(In thousands)	2020	2019	2018
Current liabilities	$2,031	$1,725	$1,865
Non-current liabilities	30,713	32,713	27,912
	$32,744	$34,438	$29,777

Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Amounts recognized in accumulated other comprehensive income (loss) consist of the following:

	December 31,
(In thousands)	2020	2019	2018
Net actuarial (gain) loss	$(57)	$2,025	$(1,253)
Prior service cost	(3,078)	(3,787)	(4,497)
	$(3,135)	$(1,762)	$(5,750)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Components of Net Periodic Postretirement Benefit Cost
Service cost	$1,493	$1,533	$1,776
Interest cost	974	1,283	1,172
Amortization of prior service cost	(709)	(709)	(709)
Amortization of net loss	(36)	—	—
Net periodic postretirement cost	$1,722	$2,107	$2,239
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net (gain) loss	$(2,118)	$3,279	$(3,165)
Amortization of prior service cost	709	709	709
Amortization of net loss	36	—	—
Total recognized in other comprehensive income	(1,373)	3,988	(2,456)
Total recognized in net periodic benefit cost (income) and other comprehensive income	$349	$6,095	$(217)
Assumptions
Assumptions used to determine projected postretirement benefit obligations and postretirement costs are as follows:

	December 31,
	2020	2019	2018
Discount rate(1)	2.65%	3.50%	4.45%
Health care cost trend rate for medical benefits assumed for next year (pre-65)	6.75%	7.00%	7.25%
Health care cost trend rate for medical benefits assumed for next year (post-65)	5.00%	5.25%	5.50%
Ultimate trend rate (pre-65)	4.50%	4.50%	4.50%
Ultimate trend rate (post-65)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (pre-65)	2030	2030	2030
Year that the rate reaches the ultimate trend rate (post-65)	2023	2023	2023
_______________________________________________________________________________
(1)Represents the year end rates used to determine the projected benefit obligation. To compute postretirement cost in 2020, 2019 and 2018, respectively, the beginning of year discount rates of 3.50 percent, 4.45 percent and 3.85 percent were used.
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

Cash Flows
Contributions.    The Company expects to contribute approximately $2.1 million to the postretirement benefit plan in 2021.
Estimated Future Benefit Payments.    The following estimated benefit payments under the Company's postretirement plans, which reflect expected future service, are expected to be paid as follows:

(In thousands)
2021	$2,058
2022	2,085
2023	1,984
2024	1,860
2025	1,789
Years 2026 - 2030	9,018
Savings Investment Plan
The Company has a Savings Investment Plan (SIP), which is a defined contribution plan. The Company matches a portion of employees' contributions in cash. Participation in the SIP is voluntary and all regular employees of the Company are eligible to participate. The Company matches employee contributions dollar-for-dollar, up to the maximum IRS limit, on the first six percent of an employee's pretax earnings. The SIP also provides for discretionary profit sharing contributions in an amount equal to 10 percent of an eligible plan participant's salary and bonus. During the years ended December 31, 2020, 2019 and 2018, the Company made contributions of $5.6 million, $5.8 million and $5.9 million, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations. The Company's common stock is an investment option within the SIP.
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
Under the deferred compensation plan, the participants direct the deemed investment of amounts credited to their accounts. The trust assets are invested in either mutual funds that cover the investment spectrum from equity to money market, or may include holdings of the Company's common stock, which is funded by the issuance of shares to the trust. The mutual funds are publicly traded and have market prices that are readily available. The Company's common stock is not currently an investment option in the deferred compensation plan. Shares of the Company's stock currently held in the deferred compensation plan represent vested performance share awards that were previously deferred into the rabbi trust. Settlement payments are made to participants in cash, either in a lump sum or in periodic installments. The market value of the trust assets, excluding the Company's common stock, was $22.5 million and $18.4 million at December 31, 2020 and 2019, respectively, and is included in other assets in the Consolidated Balance Sheet. Related liabilities, including the Company's common stock, totaled $30.6 million and $27.0 million at December 31, 2020 and 2019, respectively, and are included in other liabilities in the Consolidated Balance Sheet. With the exception of the Company's common stock, there is no impact on earnings or earnings per share from the changes in market value of the deferred compensation plan assets because the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants.
As of December 31, 2020 and 2019, 495,774 shares and 495,774 shares of the Company's common stock were held in the rabbi trust, respectively. These shares were recorded at the market value on the date of deferral, which totaled $5.1 million and $5.1 million at December 31, 2020 and 2019, respectively, and is included in additional paid-in capital in stockholders' equity in the Consolidated Balance Sheet. The Company recognized compensation (benefit) expense of ($0.6 million), ($2.4 million) and ($3.1 million) in 2020, 2019 and 2018, respectively, which is included in general and administrative expense in the Consolidated Statement of Operations representing the increase (decrease) in the closing price of the Company's shares held in the trust. The Company's common stock issued to the trust is not considered outstanding for purposes of calculating basic earnings per share, but is considered a common stock equivalent in the calculation of diluted earnings per share.
The Company made contributions to the deferred compensation plan of $1.0 million, $1.0 million and $1.1 million in 2020, 2019 and 2018, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations.
13. Capital Stock
Incentive Plans
On May 1, 2014, the Company’s shareholders approved the 2014 Incentive Plan. Under the 2014 Incentive Plan, incentive and non-statutory stock options, stock appreciation rights (SARs), stock awards, cash awards and performance share awards may be granted to key employees, consultants and officers of the Company. Non-employee directors of the Company may be granted discretionary awards under the 2014 Incentive Plan consisting of stock options or stock awards. A total of 18.0 million shares of common stock may be issued under the 2014 Incentive Plan. Under the 2014 Incentive Plan, no more than 10.0 million shares may be issued pursuant to incentive stock options. No additional awards may be granted under the 2014 Incentive Plan on or after May 1, 2024. At December 31, 2020, approximately 11.1 million shares are available for issuance under the 2014 Incentive Plan.
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
During 2020, there were no share repurchases. During the years ended December 31, 2019 and 2018, the Company repurchased 25.5 million shares for a total cost of $488.5 million and 38.5 million shares for a total cost of $904.1 million, respectively. Since the authorization date and subsequent authorizations, the Company has repurchased 99.0 million shares, of which 20.0 million shares have been retired, for a total cost of approximately $1.9 billion. No treasury shares have been delivered or sold by the Company subsequent to the repurchase.
As of December 31, 2020, 79.0 million shares were held as treasury stock and 11.0 million shares were available for repurchase under the share repurchase plan.
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
General
Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was $43.2 million, $30.8 million and $33.1 million, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations. The related income tax benefit for the years ended December 31, 2020, 2019 and 2018 was $10.0 million, $7.0 million and $7.6 million, respectively.
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
The following table is a summary of restricted stock award activity:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	58,834	$25.19	150,293	$28.12	161,450	$28.00
Granted	—	—	55,500	25.29	—	—
Vested	(6,334)	24.39	(143,959)	28.29	(7,157)	25.17
Forfeited	(2,000)	25.29	(3,000)	25.29	(4,000)	28.45
Outstanding at end of period(1)(2)	50,500	$25.29	58,834	$25.19	150,293	$28.12
__________________________________________________________________
(1)As of December 31, 2020, the aggregate intrinsic value was $0.8 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2020 by the number of non-vested restricted stock awards outstanding.
(2)As of December 31, 2020, the weighted average remaining contractual term of non-vested restricted stock awards outstanding was 1.4 years.
Compensation expense recorded for all restricted stock awards for the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $1.3 million and $2.8 million, respectively. Unamortized expense as of December 31, 2020 for all outstanding restricted stock awards was $0.7 million and will be recognized over the next 1.4 years.
The total fair value of restricted stock awards that vested during 2020, 2019 and 2018 was $0.2 million, $4.1 million and $0.2 million, respectively.

Restricted Stock Units
Restricted stock units are granted from time to time to non-employee directors of the Company. The fair value of the restricted stock units is based on the closing stock price on the grant date. These units vest immediately and compensation expense is recorded immediately. Restricted stock units are issued when the director ceases to be a director of the Company.
The following table is a summary of restricted stock unit activity:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	574,219	$18.47	490,415	$17.41	407,563	$16.17
Granted and fully vested	130,065	15.88	83,804	24.70	82,852	23.47
Issued	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of period(1)(2)	704,284	$17.99	574,219	$18.47	490,415	$17.41
_______________________________________________________________________________
(1)As of December 31, 2020, the aggregate intrinsic value was $11.5 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2020 by the number of outstanding restricted stock units.
(2)Due to the immediate vesting of the units and the unknown term of each director, the weighted-average remaining contractual term in years has not been provided.
Compensation expense recorded for all restricted stock units for the year ended December 31, 2020, 2019 and 2018 was $2.1 million, $2.1 million and $1.9 million, respectively, which reflects the total fair value of these units.
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
Employee Performance Share Awards.    The Employee Performance Share Awards vest at the end of the three-year performance period and the performance metrics are set by the Company's Compensation Committee. For the awards granted in 2020, an employee will earn 100 percent of the award on the third anniversary, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period. For awards granted in 2019 and 2018, an employee will earn one-third of the award for each of the three performance metrics. The three performance metrics are based on the Company's average production, average finding costs and average reserve replacement over a three-year performance period. Based on the Company's probability assessment at December 31, 2020, it is considered probable that all of the criteria for these awards will be met.

The following table is a summary of activity for Employee Performance Share Awards:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	1,259,287	$23.64	1,280,021	$22.22	1,095,970	$23.31
Granted	722,500	15.60	526,730	24.95	531,670	23.25
Issued and fully vested	(334,640)	22.60	(388,370)	20.49	(315,970)	27.71
Forfeited	(37,023)	20.38	(159,094)	24.29	(31,649)	22.33
Outstanding at end of period	1,610,124	$20.31	1,259,287	$23.64	1,280,021	$22.22

Hybrid Performance Share Awards. The Hybrid Performance Share Awards have a three-year graded performance period. The awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the Company's Compensation Committee. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited. Based on the Company's probability assessment at December 31, 2020, it is considered probable that the criteria for these awards will be met.
The following table is a summary of activity for the Hybrid Performance Share Awards:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	692,788	$23.90	662,388	$22.48	574,354	$22.72
Granted	506,412	15.60	315,029	24.95	321,720	23.25
Issued and fully vested	(295,649)	23.40	(284,629)	21.78	(233,686)	24.12
Forfeited	—	—	—	—	—	—
Outstanding at end of period	903,551	$19.41	692,788	$23.90	662,388	$22.48

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

The following table is a summary of activity for the TSR Performance Share Awards:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)	Shares	Weighted- Average Grant Date Fair Value per Share(1)
Outstanding at beginning of period	1,428,634	$20.17	1,299,868	$19.47	1,109,708	$19.23
Granted	862,180	13.79	536,673	20.63	482,581	19.92
Issued and fully vested	(891,961)	19.89	(407,907)	18.57	(292,421)	19.29
Forfeited	—	—	—	—	—	—
Outstanding at end of period	1,398,853	$16.41	1,428,634	$20.17	1,299,868	$19.47
_______________________________________________________________________________
(1)The grant date fair value figures in this table represent the fair value of the equity component of the performance share awards.
The current portion of the liability, included in accrued liabilities in the Consolidated Balance Sheet at December 31, 2019 was $6.1 million. There was no current liability recorded at December 31, 2020. The non-current portion of the liability for the TSR Performance Share Awards, included in other liabilities in the Consolidated Balance Sheet at December 31, 2020 and 2019, was $6.8 million and $4.1 million, respectively. The Company made cash payments during the years ended December 31, 2020, 2019 and 2018 of $14.0 million, $5.0 million and $3.3 million, respectively.
The following assumptions were used to determine the grant date fair value of the equity component of the TSR Performance Share Awards for the respective periods:

	Year Ended December 31,
	2020	2019	2018
Fair value per performance share award granted during the period	$13.79	$20.63	$19.92
Assumptions
Stock price volatility	29.5%	31.3%	37.3%
Risk free rate of return	1.4%	2.5%	2.4%

The following assumptions were used to determine the fair value of the liability component of the TSR Performance Share Awards for the respective periods:

	December 31,
	2020	2019	2018
Fair value per performance share award at the end of the period	$10.37 - $10.81	$6.18 - $14.80	$15.15 - $20.12
Assumptions
Stock price volatility	42.4% - 52.4%	29.8% - 30.4%	29.9% - 31.1%
Risk free rate of return	0.1%	1.6%	2.5% - 2.6%

The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date.
Other Information
Compensation expense recorded for both the equity and liability components of all performance share awards for the years ended December 31, 2020, 2019 and 2018 was $39.6 million, $28.8 million and $30.6 million, respectively. Total unamortized compensation expense related to the equity component of performance shares at December 31, 2020 was $28.0 million and will be recognized over the next 2.2 years.

As of December 31, 2020, the aggregate intrinsic value for all performance share awards was $63.7 million and was calculated by multiplying the closing market price of the Company's stock on December 31, 2020 by the number of unvested performance share awards outstanding. As of December 31, 2020, the weighted average remaining contractual term of unvested performance share awards outstanding was approximately 1.4 years.
On December 31, 2020, the performance period ended for two types of performance share awards that were granted in 2018. For the Employee Performance Share Awards, the calculation of the three-year average of the three internal performance metrics was completed in the first quarter of 2021 and was certified by the Compensation Committee in February 2021. As the Company achieved the three performance metrics, 481,784 shares with a grant date fair value of $11.2 million were issued in February 2021. For the TSR Performance Share Awards, 482,581 shares with a grant date fair value of $9.6 million were issued in December 2020 based on the Company's ranking relative to a predetermined peer group. Cash payments associated with these awards in the amount of $7.9 million were also made in December 2020 due to the Company's ranking relative to the peer group. The calculation of the award payout was certified by the Compensation Committee on December 31, 2020.
Deferred Performance Shares
As of December 31, 2020, 495,774 shares of the Company's common stock representing vested performance share awards were deferred into the deferred compensation plan. During 2020, no shares were sold out of the plan. During 2020, a decrease to the deferred compensation liability of $0.6 million was recognized, which represents the decrease in the closing price of the Company's shares held in the trust during the period. The decrease in compensation expense was included in general and administrative expense in the Consolidated Statement of Operations.
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
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Weighted-average shares - basic	398,521	415,514	445,538
Dilution effect of stock awards at end of period	2,001	1,937	2,030
Weighted-average shares - diluted	400,522	417,451	447,568

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	2	669	3

16. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, were as follows:

(In thousands)	Postretirement Benefits
Balance at December 31, 2017	$2,077
Other comprehensive income before reclassifications	2,461
Amounts reclassified from accumulated other comprehensive loss	(101)
Net current-period other comprehensive income	2,360
Balance at December 31, 2018	$4,437
Other comprehensive income before reclassifications	(2,530)
Amounts reclassified from accumulated other comprehensive loss	(547)
Net current-period other comprehensive income	(3,077)
Balance at December 31, 2019	$1,360
Other comprehensive income before reclassifications	1,634
Amounts reclassified from accumulated other comprehensive loss	(575)
Net current-period other comprehensive income	1,059
Balance at December 31, 2020	$2,419
Amounts reclassified from accumulated other comprehensive income into the Consolidated Statement of Operations were as follows:

	Year Ended December 31,			Affected Line Item in the Consolidated Statement of Operations
(In thousands)	2020	2019	2018
Postretirement benefits
Amortization of prior service cost	$709	$709	$709	General and administrative expense
Amortization of net (gain) loss	36	—	—	General and administrative expense
Total before tax	745	709	709	Income before income taxes
Income tax expense	(170)	(162)	(162)	Income tax expense
Cumulative effect of adoption of ASU 2018-02 reclassified to retained earnings	—	—	(446)	Retained earnings
Total reclassifications for the period	$575	$547	$101	Net income

17. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
(In thousands)	2020	2019
Accounts receivable, net
Trade accounts	$215,301	$209,200
Other accounts	462	1,007
	215,763	210,207
Allowance for doubtful accounts	(1,039)	(1,184)
	$214,724	$209,023
Other assets
Deferred compensation plan	$22,510	$18,381
Debt issuance cost	6,875	8,938
Operating lease right-of-use assets	33,741	35,916
Other accounts	85	56
	$63,211	$63,291
Accounts payable
Trade accounts	$12,896	$21,663
Royalty and other owners	37,243	36,191
Accrued transportation	52,238	55,586
Accrued capital costs	37,872	40,337
Taxes other than income	13,736	16,971
Other accounts	8,096	19,063
	$162,081	$189,811
Accrued liabilities
Employee benefits	$14,270	$22,727
Taxes other than income	3,026	3,850
Operating lease liabilities	3,991	3,124
Other accounts	1,087	1,589
	$22,374	$31,290
Other liabilities
Deferred compensation plan	$30,581	$27,012
Operating lease liabilities	29,628	32,677
Other accounts	21,069	8,595
	$81,278	$68,284

18. Supplemental Cash Flow Information

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash paid for interest and income taxes
Interest	$57,043	$57,475	$80,069
Income taxes	10,964	7,808	4,635
Cash, cash equivalents and restricted cash, included in the Consolidated Statement of Cash Flow, is comprised of the following:

	December 31,
(In thousands)	2020	2019
Cash and cash equivalents	$140,113	$200,227
Restricted cash	11,578	13,556
	$151,691	$213,783

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
Estimates of total proved reserves at December 31, 2020, 2019 and 2018 were based on studies performed by the Company's petroleum engineering staff. The estimates were computed using the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year. The estimates were audited by Miller and Lents, Ltd. (Miller and Lents), who indicated that based on their investigation and subject to the limitations described in their audit letter, they believe the results of those estimates and projections were reasonable in the aggregate.
No major discovery or other favorable or unfavorable event after December 31, 2020, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables illustrate the Company's net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated, as estimated by the Company's engineering staff. All reserves are located within the continental United States.

	Natural Gas (Bcf)	Crude Oil & NGLs (Mbbl)(1)	Total (Bcfe)(2)
December 31, 2017	9,353	62,252	9,726
Revision of prior estimates(3)	776	677	780
Extensions, discoveries and other additions(4)	2,243	—	2,244
Production	(730)	(829)	(735)
Sales of reserves in place(5)	(38)	(61,980)	(410)
December 31, 2018	11,604	120	11,605
Revision of prior estimates(6)	48	(48)	47
Extensions, discoveries and other additions(4)	2,116	—	2,116
Production	(865)	—	(865)
Sales of reserves in place	—	(50)	—
December 31, 2019	12,903	22	12,903
Revision of prior estimates(7)	(347)	(3)	(347)
Extensions, discoveries and other additions(4)	1,974	—	1,974
Production	(858)	(4)	(858)
December 31, 2020	13,672	15	13,672
Proved Developed Reserves
December 31, 2017	6,001	31,066	6,187
December 31, 2018	7,402	107	7,403
December 31, 2019	8,056	22	8,056
December 31, 2020	8,608	15	8,608
Proved Undeveloped Reserves
December 31, 2017	3,352	31,186	3,539
December 31, 2018	4,202	13	4,202
December 31, 2019	4,847	—	4,847
December 31, 2020	5,064	—	5,064
_______________________________________________________________________________
(1)There were no significant NGL reserves for 2020, 2019 and 2018. For 2017, NGL reserves were less than one percent of the Company's total proved equivalent reserves and 13.7 percent of the Company's proved crude oil and NGL reserves.
(2)Includes natural gas and natural gas equivalents determined by using the ratio of 6 Mcf of natural gas to 1 Bbl of crude oil, condensate or NGLs.
(3)The net upward revision of 780 Bcfe was primarily due to an upward revision of 1,123 Bcfe associated with positive drilling results in the Dimock field in northeast Pennsylvania, partially offset by a downward revision of 345 Bcfe associated with proved undeveloped (PUD) reserves reclassifications.
(4)Extensions, discoveries and other additions were primarily related to drilling activity in the Dimock field located in northeast Pennsylvania. The Company added 1,974 Bcfe, 2,116 Bcfe and 2,243 Bcfe of proved reserves in this field in 2020, 2019 and 2018, respectively.
(5)Sales of reserves in place were primarily related to the divestiture of certain oil and gas properties in the Eagle Ford Shale in February 2018 and the Haynesville Shale in July 2018, which represented 404 Bcfe and 6 Bcfe, respectively.
(6)The net upward revision of 47 Bcfe was primarily due to a net upward performance revision of 67 Bcfe, partially offset by a downward revision of 18 Bcfe associated with PUD reclassifications as a result of the five-year limitation. The net upward performance revision of 67 Bcfe was primarily due to an upward revision of 417 Bcfe associated with the

Company's PUD reserves due to performance revisions and the drilling of longer lateral length wells, partially offset by a downward performance revision of 350 Bcfe related to certain proved developed producing properties.
(7)The net downward revision of 347 Bcfe was primarily due to a net downward performance revision of 245 Bcfe and a downward revision of 66 Bcfe associated with PUD reclassifications as a result of the five-year limitation. The net downward performance revision of 245 Bcfe was primarily due to a downward performance revision of 368 Bcfe related to certain proved developed producing properties, partially offset by an upward revision of 123 Bcfe associated with our PUD reserves due to performance revisions and the drilling of longer lateral length wells.
Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs relating to oil and gas producing activities and related accumulated depreciation, depletion and amortization were as follows:

	December 31,
(In thousands)	2020	2019	2018
Aggregate capitalized costs relating to oil and gas producing activities	$7,154,452	$6,676,122	$5,995,194
Aggregate accumulated depreciation, depletion and amortization	(3,148,564)	(2,861,014)	(2,540,068)
Net capitalized costs	$4,005,888	$3,815,108	$3,455,126
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in property acquisition, exploration and development activities were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Property acquisition costs, proved	$—	$—	$—
Property acquisition costs, unproved	5,821	6,072	29,851
Exploration costs	15,419	20,270	94,309
Development costs	546,646	761,326	778,574
Total costs	$567,886	$787,668	$902,734
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
The Company believes that the following factors should be taken into account when reviewing the following information:
•Future costs and selling prices will differ from those required to be used in these calculations.

•Due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations.

•Selection of a 10 percent discount rate is arbitrary and may not be a reasonable measure of the relative risk that is part of realizing future net oil and gas revenues.

•Future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, future cash inflows were estimated by using the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the year.

The average prices (adjusted for basis and quality differentials) related to proved reserves are as follows:

	Year Ended December 31,
	2020	2019	2018
Natural gas	$1.64	$2.35	$2.58
Crude oil	$32.53	$55.80	$65.21
NGLs	$—	$—	$21.64
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
Standardized Measure is as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Future cash inflows	$22,385,385	$30,302,480	$29,904,474
Future production costs	(10,783,895)	(10,039,294)	(8,702,734)
Future development costs(1)	(1,612,659)	(2,006,167)	(1,766,796)
Future income tax expenses	(2,175,916)	(4,042,787)	(4,166,089)
Future net cash flows	7,812,915	14,214,232	15,268,855
10% annual discount for estimated timing of cash flows	(4,750,760)	(8,353,115)	(8,785,547)
Standardized measure of discounted future net cash flows	$3,062,155	$5,861,117	$6,483,308
______________________________________________________________________________
(1)Includes $223.7 million, $212.9 million and $193.5 million in plugging and abandonment costs for the years ended December 31, 2020, 2019 and 2018, respectively.
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Beginning of year	$5,861,117	$6,483,308	$5,010,446
Discoveries and extensions, net of related future costs	311,336	1,075,839	1,280,499
Net changes in prices and production costs	(4,326,254)	(1,510,104)	2,078,479
Accretion of discount	750,041	813,480	596,569
Revisions of previous quantity estimates	(107,467)	28,310	586,494
Timing and other	5,992	(192,563)	(76,761)
Development costs incurred	501,093	468,748	338,297
Sales and transfers, net of production costs	(746,310)	(1,316,752)	(1,343,872)
Sales of reserves in place	—	(1,350)	(1,290,594)
Net change in income taxes	812,607	12,201	(696,249)
End of year	$3,062,155	$5,861,117	$6,483,308

CABOT OIL & GAS CORPORATION
SELECTED DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)	First	Second	Third	Fourth	Total
2020
Operating revenues	$386,457	$332,348	$291,041	$456,778	$1,466,624
Operating income (loss)	86,401	53,716	(7,533)	162,892	295,476
Net income (loss)	53,910	30,374	(14,961)	131,206	200,529
Basic earnings (loss) per share	0.14	0.08	(0.04)	0.33	0.50
Diluted earnings (loss) per share	0.13	0.08	(0.04)	0.33	0.50
2019
Operating revenues	$641,681	$534,117	$429,111	$461,368	$2,066,277
Earnings on equity method investments (1)	3,684	3,650	3,860	69,302	80,496
Operating income	352,959	250,805	129,777	222,209	955,750
Net income	262,763	181,009	90,358	146,940	681,070
Basic earnings per share	0.62	0.43	0.22	0.36	1.64
Diluted earnings per share	0.62	0.43	0.22	0.36	1.63
_______________________________________________________________________________
(1) Earnings on equity method investments in the fourth quarter of 2019 includes a gain on sale of $75.8 million associated with the Company's sale of its equity investment in Meade.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
As of December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to have a material effect on, the Company's internal control over financial reporting.
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
Cabot Oil & Gas Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting is effective at a reasonable assurance level based on those criteria.
The effectiveness of Cabot Oil & Gas Corporation's internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2021 annual stockholders' meeting. In addition, the information set forth under the caption "Business—Other Business Matters—Corporate Governance Matters" in Item 1 regarding our Code of Business Conduct is incorporated by reference in response to this Item.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2021 annual stockholders' meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2021 annual stockholders' meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2021 annual stockholders' meeting.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement in connection with the 2021 annual stockholders' meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    INDEX
1.     Consolidated Financial Statements
See Index on page 57
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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Form 8-K filed on January 22, 2010).
3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2012 (Form 10-Q for the quarter ended June 30, 2012).
3.3	Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2014 (Form 10-Q for the quarter ended June 30, 2014).
3.4	Amended and Restated Bylaws of the Company (Form 8-K filed on July 29, 2016).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act or 1934 (Form 10-K for 2019)
4.2	Form of Certificate of Common Stock of the Company (Registration Statement No. 33-32553).
4.3	Note Purchase Agreement dated as of July 16, 2008 among the Company and the Purchasers named therein (Form 8-K for July 22, 2008).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of June 30, 2010 (Form 10-Q for the quarter ended June 30, 2010).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed February 9, 2016).
(c) Amendment No. 3 to Note Purchase Agreement, dated as of April 8, 2016 (Form for the quarter ended March 31, 2016).
4.4	Note Purchase Agreement dated as of December 30, 2010 among the Company and the Purchasers named therein (Form 10-K for 2010).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 8, 2016 (Form 10-Q for the quarter ended March 31, 2016).
4.5	Note Purchase Agreement dated as of September 18, 2014 among the Company and the Purchasers named therein (Form 8-K filed on September 24, 2014).
(a) Amendment No. 1 to Note Purchase Agreement, dated as of December 31, 2015 (Form 8-K filed on February 9, 2016).
(b) Amendment No. 2 to Note Purchase Agreement, dated as of April 8, 2016 (Form 10-Q for the quarter ended March 31, 2016)
*10.1	Form of Change in Control Agreement between the Company and Certain Officers (Form 10-K for 2008).
(a) Form of Change in Control Agreement between the Company and Certain Officers (Confirmation that Certain Benefits no Longer Apply) (Form 10-K for 2010).
*10.2	Form of Indemnity Agreement between the Company and Certain Officers (Form 10-K for 2012).

*10.3	Deferred Compensation Plan of the Company, as Amended and Restated, Effective January 1, 2011 (Form 10-Q for the quarter ended June 30, 2011).
*10.4	2004 Incentive Plan (Form 10-Q for the quarter ended June 30, 2004).
(a) First Amendment to the 2004 Incentive Plan effective February 23, 2007 (Form 10-Q for the quarter ended March 31, 2007).
(b) Second Amendment to the 2004 Incentive Plan Amendment, effective as of December 31, 2008 (Form 10-K for 2008).
*10.5	2014 Incentive Plan (Form 10-Q for the quarter ended June 30, 2014).
(a) 2014 Form of Non-Employee Director Restricted Unit Award Agreement (Form 10-Q for the quarter ended June 30, 2014).
(b) 2015 Form of Restricted Stock Award Agreement (3 year graded) (Form 10-Q for the quarter ended March 31, 2015).
(c) 2015 Form of Restricted Stock Award Agreement (3 year cliff) (Form 10-Q for the quarter ended March 31, 2015).
(d) 2015 Form of Performance Share Award Agreement (Officers) (Form 10-Q for the quarter ended March 31, 2015).
(e) 2015 Form of Hybrid Performance Share Award Agreement (Form 10-Q for the quarter ended March 31, 2015).
(f) 2015 Form of Performance Share Award Agreement (Employees) (Form 10-Q for the quarter ended March 31, 2015).
(g) 2020 Form of Performance Share Award Agreement (Employees)
10.6	Cabot Oil & Gas Corporation Mineral, Royalty and Overriding Royalty Interest Plan (Registration Statement No. 333-135365).
(a) Form of Conveyance of Mineral and/or Royalty Interest (Registration Statement No. 333-135365).
(b) Form of Conveyance of Overriding Royalty Interest (Registration Statement No. 333-135365).
*10.7	Nonemployee Director Deferred Compensation Plan effective December 21, 2012 (Form 10-K for 2012).
10.8
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

21.1	Subsidiaries of Cabot Oil & Gas Corporation.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Miller and Lents, Ltd.
31.1	302 Certification—Chairman, President and Chief Executive Officer.
31.2	302 Certification—Vice President and Chief Financial Officer.
32.1	906 Certification.
99.1	Miller and Lents, Ltd. Audit Letter.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________
*Compensatory plan, contract or arrangement.

ITEM 16.    FORM 10-K SUMMARY
The Company has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on the 26th of February 2021.

CABOT OIL & GAS CORPORATION
By:	/s/ DAN O. DINGES
Dan O. Dinges Chairman, President and Chief Executive Officer
______________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAN O. DINGES	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Dan O. Dinges

/s/ SCOTT C. SCHROEDER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Scott C. Schroeder

/s/ TODD M. ROEMER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Todd M. Roemer

/s/ DOROTHY M. ABLES	Director	February 26, 2021
Dorothy M. Ables

/s/ RHYS J. BEST	Director	February 26, 2021
Rhys J. Best

/s/ ROBERT S. BOSWELL	Director	February 26, 2021
Robert S. Boswell

/s/ AMANDA M. BROCK	Director	February 26, 2021
Amanda M. Brock

/s/ PETER B. DELANEY	Director	February 26, 2021
Peter B. Delaney

/s/ ROBERT KELLEY	Director	February 26, 2021
Robert Kelley

/s/ W. MATT RALLS	Director	February 26, 2021
W. Matt Ralls

/s/ MARCUS A. WATTS	Director	February 26, 2021
Marcus A. Watts