Form 10-Q
period 2021-03-31
CABOT OIL & GAS CORP
filed 2021-04-30
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 1-10447

CABOT OIL & GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3072771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Three Memorial City Plaza
840 Gessner Road, Suite 1400, Houston, Texas 77024
(Address of principal executive offices, including ZIP code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2021, there were 399,419,748 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$173,659	$140,113
Restricted cash	11,578	11,578
Accounts receivable, net	197,843	214,724
Income taxes receivable	2,559	6,171
Inventories	15,870	15,270
Derivative instruments	9,574	26,209
Other current assets	832	1,650
Total current assets	411,915	415,715
Properties and equipment, net (Successful efforts method)	4,075,428	4,044,606
Other assets	63,509	63,211
	$4,550,852	$4,523,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$169,101	$162,081
Current portion of long-term debt	100,000	188,000
Accrued liabilities	21,240	22,374
Income taxes payable	19,895	—
Interest payable	4,856	17,771
Total current liabilities	315,092	390,226
Long-term debt, net	946,123	945,924
Deferred income taxes	786,526	774,195
Asset retirement obligations	87,410	85,489
Postretirement benefits	31,203	30,713
Other liabilities	78,528	81,278
Total liabilities	2,244,882	2,307,825

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2021 and 2020, respectively
Issued — 478,377,066 shares and 477,828,813 shares in 2021 and 2020, respectively	47,838	47,783
Additional paid-in capital	1,808,232	1,804,354
Retained earnings	2,270,819	2,184,352
Accumulated other comprehensive income	2,282	2,419
Less treasury stock, at cost:
78,957,318 shares and 78,957,318 shares in 2021 and 2020, respectively	(1,823,201)	(1,823,201)
Total stockholders' equity	2,305,970	2,215,707
	$4,550,852	$4,523,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
OPERATING REVENUES
Natural gas	$472,859	$370,340
(Loss) gain on derivative instruments	(13,238)	16,062
Other	59	55
	459,680	386,457
OPERATING EXPENSES
Direct operations	16,876	17,244
Transportation and gathering	136,702	143,332
Taxes other than income	4,805	3,738
Exploration	2,627	2,190
Depreciation, depletion and amortization	94,148	100,135
General and administrative	29,155	33,429
	284,313	300,068
Loss on equity method investments	—	(59)
Gain on sale of assets	71	71
INCOME FROM OPERATIONS	175,438	86,401
Interest expense, net	12,377	14,211
Other expense	46	66
Income before income taxes	163,015	72,124
Income tax expense	36,661	18,214
NET INCOME	$126,354	$53,910

Earnings per share
Basic	$0.32	$0.14
Diluted	$0.31	$0.13

Weighted-average common shares outstanding
Basic	399,121	398,343
Diluted	401,811	399,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,354	$53,910
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	94,148	100,135
Deferred income tax expense	12,371	44,044
Gain on sale of assets	(71)	(71)
Loss (gain) on derivative instruments	13,238	(16,062)
Net cash received in settlement of derivative instruments	3,397	—
Loss on equity method investments	—	59
Amortization of debt issuance costs	715	750
Stock-based compensation and other	11,076	15,765
Changes in assets and liabilities:
Accounts receivable, net	16,881	73,327
Income taxes	23,507	(26,756)
Inventories	(600)	(4,317)
Other current assets	818	916
Accounts payable and accrued liabilities	3,425	(23,711)
Interest payable	(12,915)	(12,981)
Other assets and liabilities	(1,817)	(111)
Net cash provided by operating activities	290,527	204,897
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(123,617)	(148,702)
Proceeds from sale of assets	92	48
Investment in equity method investments	—	(35)
Proceeds from sale of equity method investments	—	(9,424)
Net cash used in investing activities	(123,525)	(158,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(88,000)	—
Dividends paid	(39,887)	(39,817)
Tax withholdings on vesting of stock awards	(5,569)	(6,313)
Net cash used in financing activities	(133,456)	(46,130)
Net increase in cash, cash equivalents and restricted cash	33,546	654
Cash, cash equivalents and restricted cash, beginning of period	151,691	213,783
Cash, cash equivalents and restricted cash, end of period	$185,237	$214,437
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2020	477,829	$47,783	78,957	$(1,823,201)	$1,804,354	$2,419	$2,184,352	$2,215,707
Net income	—	—	—	—	—	—	126,354	126,354
Stock amortization and vesting	548	55	—	—	3,878	—	—	3,933
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,887)	(39,887)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2021	478,377	$47,838	78,957	$(1,823,201)	$1,808,232	$2,282	$2,270,819	$2,305,970

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
Net income	—	—	—	—	—	—	53,910	53,910
Stock amortization and vesting	651	65	—	—	2,886	—	—	2,951
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,817)	(39,817)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at March 31, 2020	477,533	$47,753	78,957	$(1,823,201)	$1,785,313	$1,224	$2,157,306	$2,168,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Cabot Oil & Gas Corporation (the Company) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K) filed with the Securities and Exchange Commission (SEC), except for any new accounting pronouncements adopted during the period. The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the expected results for the entire year.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	March 31, 2021	December 31, 2020
Proved oil and gas properties	$7,196,548	$7,068,605
Unproved oil and gas properties	43,060	49,829
Land, buildings and other equipment	92,858	92,566
	7,332,466	7,211,000
Accumulated depreciation, depletion and amortization	(3,257,038)	(3,166,394)
	$4,075,428	$4,044,606
At March 31, 2021, the Company did not have any projects that had exploratory well costs capitalized for a period of greater than one year after drilling.
3. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
6.51% weighted-average senior notes	$37,000	$37,000
5.58% weighted-average senior notes(1)	87,000	175,000
3.65% weighted-average senior notes(2)	925,000	925,000
Unamortized debt issuance costs	(2,877)	(3,076)
	$1,046,123	$1,133,924
_______________________________________________________________________________
(1)Includes $88.0 million of current portion of long-term debt at December 31, 2020, which the Company repaid in January 2021.
(2)Includes $100.0 million of current portion of long-term debt at March 31, 2021 and December 31, 2020 due in September 2021.
At March 31, 2021, the Company was in compliance with all financial and other covenants applicable to its revolving credit facility and senior notes.
Revolving Credit Agreement
The borrowing base under the terms of the Company's revolving credit facility is redetermined annually in April. In addition, either the Company or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. At March 31, 2021, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.5 billion.
Effective April 21, 2021, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively.

4. Derivative Instruments
As of March 31, 2021, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	13,750,000	Apr. 2021-Dec. 2021					$2.74
Natural gas (NYMEX)	123,750,000	Apr. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.83 - $3.80	$3.03
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$—	$2.50	$—	$2.80
Natural gas (NYMEX)	21,400,000	Apr. 2021-Oct. 2021					$2.78
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commodity contracts	Derivative instruments (current)	$9,574	$26,209	$—	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	March 31, 2021	December 31, 2020
Derivative assets
Gross amounts of recognized assets	$10,575	$26,354
Gross amounts offset in the condensed consolidated balance sheet	(1,001)	(145)
Net amounts of assets presented in the condensed consolidated balance sheet	9,574	26,209
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$9,574	$26,209

Derivative liabilities
Gross amounts of recognized liabilities	$1,001	$145
Gross amounts offset in the condensed consolidated balance sheet	(1,001)	(145)
Net amounts of liabilities presented in the condensed consolidated balance sheet	—	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$—	$—

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$3,397	$—
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(16,635)	16,062
	$(13,238)	$16,062

5. Fair Value Measurements
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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2021
Assets
Deferred compensation plan	$24,296	$—	$—	$24,296
Derivative instruments	—	1,836	8,739	10,575
	$24,296	$1,836	$8,739	$34,871
Liabilities
Deferred compensation plan	$33,607	$—	$—	$33,607
Derivative instruments	—	7	994	1,001
	$33,607	$7	$994	$34,608

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
Assets
Deferred compensation plan	$22,510	$—	$—	$22,510
Derivative instruments	—	2,647	23,707	26,354
	$22,510	$2,647	$23,707	$48,864
Liabilities
Deferred compensation plan	$30,581	$—	$—	$30,581
Derivative instruments	—	—	145	145
	$30,581	$—	$145	$30,726
The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions while non-performance risk of the Company is evaluated using market credit spreads provided by several of the Company's banks. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$23,562	$(22)
Total gain (loss) included in earnings	(12,639)	7,215
Settlement (gain) loss	(3,178)	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$7,745	$7,193

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(6,350)	$7,215
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2021, additional disclosures were not required.
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
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for each of cash, cash equivalents and restricted cash approximate fair value, due to the short-term maturities of these instruments. Cash, cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy and the remaining financial instruments are classified as Level 2.
The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s outstanding debt to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The estimated fair value of the Company's outstanding debt is based on interest rates currently available to the Company. The Company’s debt is valued using an income approach and classified as Level 3 in the fair value hierarchy.
The carrying amount and estimated fair value of debt is as follows:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,046,123	$1,121,176	$1,133,924	$1,213,811
Current maturities	(100,000)	(100,900)	(188,000)	(189,332)
Long-term debt, excluding current maturities	$946,123	$1,020,276	$945,924	$1,024,479

6. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Three Months Ended March 31, 2021
Balance at beginning of period	$85,989
Liabilities incurred	796
Accretion expense	1,125
Balance at end of period	87,910
Less: current asset retirement obligations	(500)
Noncurrent asset retirement obligations	$87,410

7. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements” and "Lease Commitments" as disclosed in Note 9 of the Notes to Consolidated Financial Statements in the Form 10-K.
Legal Matters
Pennsylvania Office of Attorney General Matter
On June 16, 2020, the Office of Attorney General of the Commonwealth of Pennsylvania informed the Company that it will pursue certain misdemeanor and felony charges in a Susquehanna County Magisterial District Court against the Company related to alleged violations of the Pennsylvania Clean Streams Law, which prohibits discharge of industrial wastes. The Company is vigorously defending itself against such charges; however, the proceedings could result in fines or penalties against the Company. At this time, it is not possible to estimate the amount of any fines or penalties, or the range of such fines or penalties, that are reasonably possible in this case.
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
Contingency Reserves
When deemed necessary, the Company establishes reserves for certain legal proceedings. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur additional losses with respect to those matters for which reserves have been established. The Company believes that any such amount above the amounts accrued would not be material to the Condensed Consolidated Financial Statements. Future changes in facts and circumstances not currently known or foreseeable could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.

8. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2021	2020
Natural gas	$472,859	$370,340
Other	59	55
	$472,918	$370,395
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the United States of America.
Transaction Price Allocated to Remaining Performance Obligations
A significant number of the Company’s product sales contracts are short-term in nature, with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
As of March 31, 2021, the Company has $8.2 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from three to 18 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, which is generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $198.6 million and $215.3 million as of March 31, 2021 and December 31, 2020, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
9. Capital Stock
Dividends
In April 2021, the Board of Directors approved an increase in the quarterly dividend on the Company's common stock from $0.10 per share to $0.11 per share.
10. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $11.7 million and $16.3 million in the first quarter of 2021 and 2020, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first three months of 2021, 101,991 restricted stock units were granted to non-employee directors of the Company, with a weighted-average grant date value of $18.59 per unit. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.

Performance Share Awards
The performance period for the awards granted during the first three months of 2021 commenced on January 1, 2021 and ends on December 31, 2023. The Company used an annual forfeiture rate assumption ranging from zero percent to four percent for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock. Based on the Company’s probability assessment at March 31, 2021, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first three months of 2021, 696,280 Employee Performance Share Awards were granted at a grant date value of $18.58 per share. The 2020 awards vest 100 percent on the third anniversary, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period, as set by the compensation committee of the Company's board of directors. If the Company does not meet the performance metric for the applicable period, then the performance shares that would have been issued on the anniversary date will be forfeited.
Hybrid Performance Share Awards. During the first three months of 2021, 423,171 Hybrid Performance Share Awards were granted at a grant date value of $18.58 per share. The 2021 awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the compensation committee of the Company's board of directors. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first three months of 2021, 723,224 TSR Performance Share Awards were granted and are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period. The Company incorporated a new feature in the 2021 TSR awards that will reduce the potential cash component of the award if the actual performance is negative over the three-year period and the base calculation indicates an above-target payout.
The following assumptions were used to determine the grant date fair value of the equity component (February 17, 2021) and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2021
Fair value per performance share award	$16.07	$7.66 - $10.60
Assumptions:
Stock price volatility	39.8%	38.1% - 45.8%
Risk free rate of return	0.20%	0.06% - 0.30%
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

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended March 31,
(In thousands)	2021	2020
Weighted-average shares - basic	399,121	398,343
Dilution effect of stock awards at end of period	2,690	1,554
Weighted-average shares - diluted	401,811	399,897
The following table presents weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In thousands)	2021	2020
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	928	1,068
12. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	March 31, 2021	December 31, 2020
Accounts receivable, net
Trade accounts	$198,625	$215,301
Other accounts	257	462
	198,882	215,763
Allowance for doubtful accounts	(1,039)	(1,039)
	$197,843	$214,724
Other assets
Deferred compensation plan	$24,296	$22,510
Debt issuance costs	6,360	6,875
Operating lease right-of-use assets	32,725	33,741
Other accounts	128	85
	$63,509	$63,211
Accounts payable
Trade accounts	$17,230	$12,896
Royalty and other owners	34,496	37,243
Accrued transportation	51,530	52,238
Accrued capital costs	38,280	37,872
Taxes other than income	18,420	13,736
Other accounts	9,145	8,096
	$169,101	$162,081
Accrued liabilities
Employee benefits	$13,127	$14,270
Taxes other than income	3,082	3,026
Operating lease liabilities	3,910	3,991
Other accounts	1,121	1,087
	$21,240	$22,374
Other liabilities
Deferred compensation plan	$33,607	$30,581
Operating lease liabilities	28,697	29,628
Other accounts	16,224	21,069
	$78,528	$81,278

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three month periods ended March 31, 2021 and 2020 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (Form 10-Q) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 reflect the following:
•Natural gas production decreased 9.2 Bcf from 215.0 Bcf, or 2,363 Mmcf per day, in the 2020 period to 205.8 Bcf, or 2,287 Mmcf per day, in the 2021 period. The decrease was driven by reduced capital spending during 2020 related to our maintenance capital program and the timing of our drilling and completion activities in the Marcellus Shale in 2021.
•Average realized natural gas price was $2.31 per Mcf, 34 percent higher than the $1.72 per Mcf realized in the corresponding period of the prior year.
•Total capital expenditures were $124.0 million compared to $160.3 million in the corresponding period of the prior year.
•Drilled 28 gross wells (25.1 net) with a success rate of 100 percent compared to 22 gross wells (22.0 net) with a success rate of 100 percent for the corresponding period of the prior year. Wells drilled represents wells drilled to total depth during the period.
•Completed 14 gross wells (13.0 net) in 2021 compared to 13 gross wells (13.0 net) in the corresponding period of 2020. Wells completed includes wells completed during the period, regardless of when they were drilled.
•Average rig count during 2021 was approximately 3.0 rigs in the Marcellus Shale, compared to an average rig count of approximately 2.8 rigs during the corresponding period of 2020.
•Repaid $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021.
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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices, particularly natural gas prices. Since substantially all of our production and reserves are natural gas, significant declines in natural gas prices could have a material adverse effect on our operating results, financial condition, liquidity and ability to obtain financing. Lower natural gas prices also may reduce the amount of natural gas that we can produce economically. In addition, in periods of low natural gas prices, we may elect to curtail a portion of our production from time to time. Historically, natural gas prices have been volatile, with prices sometimes fluctuating widely, and they may remain volatile. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. In addition to commodity prices and production volumes, finding and developing sufficient amounts of natural gas reserves at economical costs are critical to our long-term success.
We account for our derivative instruments on a mark-to-market basis, with changes in fair value recognized in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments associated with our derivative instruments, we will experience volatility in our earnings due to commodity price volatility. Refer to “Impact of Derivative Instruments on Operating Revenues” below and Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.

The ongoing COVID-19 outbreak, which the World Health Organization (WHO) declared as a pandemic on March 11, 2020, has reached more than 200 countries and territories and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the widespread availability and efficacy of treatments and recently developed vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system and the economic impacts of those actions. One of the impacts of the COVID-19 pandemic was a significant reduction in demand for crude oil, and to a lesser extent, natural gas. The supply/demand imbalance driven by the COVID-19 pandemic, as well as production disagreements among members of the Organization of Petroleum Exporting Countries and certain other oil exporting countries (OPEC+), led to significant global economic contraction generally in 2020 and has continued to have disruptive impacts on the oil and gas industry. Although the members of OPEC+ agreed in April 2020 to cut oil production    and later extended such production cuts through early 2021, crude oil prices remained at depressed levels until the first quarter of 2021 as the oversupply and lack of demand in the market persisted. Natural gas prices increased in the first quarter of 2021 compared to the first quarter of 2020 but weakened toward the end of the first quarter of 2021, in part, due to lower seasonal demand during the shoulder season of 2021 and slightly increasing production levels.
Meanwhile, NYMEX natural gas futures prices have shown improvements since the implementation of pandemic-related restrictions and OPEC+ price disagreements. The improvements in natural gas futures prices are based on market expectations that declines in future natural gas supplies due to a substantial reduction of associated gas related to the curtailment of operations in oil basins throughout the United States will more than offset the lower demand recently experienced with the COVID-19 pandemic. While the current outlook on natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event these disruptions continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may increase. Although we are unable to predict future commodity prices, at current natural gas price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, management would evaluate the recoverability of the carrying value of our oil and gas properties.
We have implemented preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. We also have modified certain business practices (including those related to nonoperational employee work locations and the cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. In addition, we implemented and provided training on a COVID-19 Safety Policy containing personal safety protocols; provided additional personal protective equipment to our workforce; implemented rigorous COVID-19 self-assessment, contract tracing and quarantine protocols; increased cleaning protocols at all of our employee work locations; and provided additional paid leave to employees with actual or presumed COVID-19 cases. We also collaborated, and continue to collaborate, with customers, suppliers and service providers to minimize potential impacts to or disruptions of our operations and to implement longer-term emergency response protocols. We intend to continue monitoring developments affecting our workforce, our customers, our suppliers, our service providers and the communities in which we operate, including any significant resurgence in COVID-19 transmission and infection, and we will take additional precautions as we believe are warranted.
Our efforts to respond to the challenges presented by the on-going pandemic, as well as certain operational decisions we previously implemented such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations. We have not required any loans under any COVID-19-related federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding. As a result, we currently believe that we are well-positioned to manage the challenges presented by the ongoing low commodity pricing environment, and we believe we can endure the current downturn in the energy industry and continued volatility in current and future commodity prices by continuing to:
•Exercise discipline in our capital program with the expectation of funding our capital expenditures with cash on hand, operating cash flows, and if required, borrowings under our revolving credit facility;
•Manage our portfolio by strategically curtailing production in periods of weaker natural gas prices;
•Optimize our drilling, completion and operational efficiencies;
•Manage our balance sheet, which we believe provides sufficient availability under our revolving credit facility and existing cash balances to meet our capital requirements and maintain compliance with our debt covenants; and
•Manage price risk by strategically hedging our production.

The impact that the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration, ultimate geographic spread and severity of the virus and its variants, any resurgence in virus transmission and infection in affected regions after they have begun to experience an improvement, the consequences of governmental and other measures designed to mitigate the spread of the virus and alleviate strain on the healthcare system, the distribution and effectiveness of therapeutic treatments and recently developed vaccines, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Outlook
We expect our 2021 capital program to be approximately $530.0 million to $540.0 million, which contemplates a maintenance capital program as a result of the weaker natural gas price environment. We expect to fund these capital expenditures with our operating cash flow and, if required, cash on hand.
In 2020, we drilled 74 gross wells (64.3 net) and completed 86 gross wells (77.3 net), of which 26 gross wells (26.0 net) were drilled but uncompleted in prior years. For the full year of 2021, our capital program will focus on the Marcellus Shale, where we expect to drill and complete 80 net wells. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the natural gas price environment and may adjust our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary source of cash for the three months ended March 31, 2021 was from net cash flows related to the sale of natural gas production. These cash flows were used to fund our capital expenditures, principal and interest payments on debt and payment of dividends. See below for additional discussion and analysis of our cash flows.
The borrowing base under the terms of our revolving credit facility is redetermined annually in April. In addition, either we or the banks may request an interim redetermination twice a year or in connection with certain acquisitions or divestitures of oil and gas properties. At March 31, 2021 and during the three months then ended, we had no borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information.
Effective April 21, 2021, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively.
A decline in commodity prices could result in the future reduction of our borrowing base and related commitments under our revolving credit facility. Unless commodity prices decline significantly from current levels, we do not believe that any such reductions would have a significant impact on our ability to service our debt and fund our drilling program and related operations.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our total debt. We believe that, with operating cash flows, cash on hand and availability under our revolving credit facility, we have the capacity to fund our spending plans.
At March 31, 2021, we were in compliance with all financial and other covenants applicable to our revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows provided by operating activities	$290,527	$204,897
Cash flows used in investing activities	(123,525)	(158,113)
Cash flows used in financing activities	(133,456)	(46,130)
Net increase in cash, cash equivalents and restricted cash	$33,546	$654

Operating Activities. Fluctuations in our operating cash flow are substantially driven by commodity prices, changes in our production volumes and operating expenses. Commodity prices have historically been volatile, primarily as a result of supply and demand for natural gas, pipeline infrastructure constraints, basis differentials, inventory storage levels, seasonal influences and other factors. In addition, fluctuations in cash flow may result in an increase or decrease in our capital expenditures.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2021 and December 31, 2020, we had a working capital surplus of $96.8 million and a surplus of $25.5 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next 12 months.
Net cash provided by operating activities in the first three months of 2021 increased by $85.6 million compared to the first three months of 2020. This increase was primarily due to higher natural gas revenues, higher cash received from derivative settlements, lower operating expenses and favorable changes in working capital compared to the prior year. The increase in natural gas revenues was primarily due to higher realized prices, partially offset by lower production. Average realized natural gas prices increased by 34 percent for the first three months of 2021 compared to the first three months of 2020. The decrease in natural gas production for the first three months of 2021 compared to the first three months of 2020 was driven by reduced capital spending during 2020 related to our maintenance capital program and the timing of our drilling and completion activities in the Marcellus Shale in 2021.
Refer to “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $34.6 million for the first three months of 2021 compared to the first three months of 2020. The decrease was primarily due to $25.1 million of lower capital expenditures as a result of the continuation of our maintenance capital program in 2021 and a decrease in net cash outflows of $9.4 million related to the sale of equity method investments in 2020.
Financing Activities. Cash flows used in financing activities increased by $87.3 million for the first three months of 2021 compared to the first three months of 2020. This increase was primarily due to $88.0 million higher net repayments of debt in 2021 compared to 2020.
Capitalization
Information about our capitalization is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Debt (1)	$1,046,123	$1,133,924
Stockholders' equity	2,305,970	2,215,707
Total capitalization	$3,352,093	$3,349,631
Debt to total capitalization	31%	34%
Cash and cash equivalents	$173,659	$140,113
_______________________________________________________________________________
(1)Includes $100.0 million and $188.0 million of current portion of long-term debt at March 31, 2021 and December 31, 2020, respectively. There were no borrowings outstanding under our revolving credit facility as of March 31, 2021 and December 31, 2020.
We did not repurchase any shares of our common stock during the first three months of 2021 and 2020. During the first three months of 2021 and 2020, we paid dividends of $39.9 million ($0.10 per share) and $39.8 million ($0.10 per share), respectively, on our common stock.
In April 2021, our Board of Directors approved an increase in the quarterly dividend on our common stock from $0.10 per share to $0.11 per share.

Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with operating cash flows, cash on hand and, if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In thousands)	2021	2020
Capital expenditures
Drilling and facilities	$122,972	$157,992
Leasehold acquisitions	612	879
Other	441	1,434
	124,025	160,305
Exploration expenditures	2,627	2,190
	$126,652	$162,495

For the full year of 2021, we plan to allocate substantially all of our capital to the Marcellus Shale, where we expect to drill and complete 80 net wells. Our 2021 capital program is expected to be approximately $530.0 million to $540.0 million. Refer to “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Refer to our Form 10-K for further discussion of our critical accounting policies.
Results of Operations
First Three Months of 2021 and 2020 Compared
We reported net income in the first three months of 2021 of $126.4 million, or $0.32 per share, compared to net income of $53.9 million, or $0.14 per share, in the first three months of 2020. The increase in net income was primarily due to higher operating revenues and lower operating expenses, partially offset by higher income tax expense.

Revenue, Price and Volume Variances
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended March 31,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Revenues
Natural gas	$472,859	$370,340	$102,519	28%
(Loss) gain on derivative instruments	(13,238)	16,062	(29,300)	(182)%
Other	59	55	4	7%
	$459,680	$386,457	$73,223	19%
Natural Gas Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In thousands)
	2021	2020	Amount	Percent
Price variance ($/Mcf)	$2.30	$1.72	$0.58	34%	$118,343
Volume variance (Bcf)	205.8	215.0	(9.2)	(4)%	(15,824)
Total					$102,519
The increase in natural gas revenues of $102.5 million was primarily due to higher natural gas prices, partially offset by lower production. The decrease in production was due to reduced capital spending during 2020 related to the maintenance capital program and the timing of our drilling and completion activities in the Marcellus Shale in 2021.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$3,397	$—
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(16,635)	16,062
	$(13,238)	$16,062
Operating and Other Expenses

	Three Months Ended March 31,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating and Other Expenses
Direct operations	$16,876	$17,244	$(368)	(2)%
Transportation and gathering	136,702	143,332	(6,630)	(5)%
Taxes other than income	4,805	3,738	1,067	29%
Exploration	2,627	2,190	437	20%
Depreciation, depletion and amortization	94,148	100,135	(5,987)	(6)%
General and administrative	29,155	33,429	(4,274)	(13)%
	$284,313	$300,068	$(15,755)	(5)%

Loss on equity method investments	$—	$(59)	$59	(100)%
Gain on sale of assets	71	71	—	—%
Interest expense, net	12,377	14,211	(1,834)	(13)%
Other expense	46	66	(20)	(30)%
Income tax expense	36,661	18,214	18,447	101%

Total costs and expenses from operations decreased by $15.8 million in the first three months of 2021 compared to the corresponding period of 2020. The primary reasons for this fluctuation are as follows:
•Direct operations decreased $0.4 million, due to a decrease in production.
•Transportation and gathering decreased $6.6 million, primarily due to lower production.
•Taxes other than income increased $1.1 million, primarily due to $1.1 million higher drilling impact fees driven by an increase in rates associated with higher natural gas prices.
•Depreciation, depletion and amortization (DD&A) decreased $6.0 million, primarily due to lower DD&A of $3.8 million and lower amortization of unproved properties of $2.3 million. The decrease in DD&A was due to lower production in 2021 compared to the corresponding period of 2020. The DD&A rate was flat at $0.44 per Mcfe for the first three months of 2021 and 2020, respectively. Amortization of unproved properties decreased due to lower amortization rates.

•General and administrative decreased $4.3 million, primarily due to lower stock-based compensation expense of $4.7 million associated with certain of our market-based performance awards, partially offset by $2.4 million of higher severance costs that were incurred in the first quarter of 2021. The remaining changes in general and administrative expenses were not individually significant.
Interest Expense, net
Interest expense, net decreased $1.8 million, primarily due to the repayment of $87.0 million of our 6.51% weighted-average senior notes, which matured in July 2020, and the repayment of $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021.
Income Tax Expense
Income tax expense increased $18.4 million due to higher pre-tax income, partially offset by a lower effective tax rate. The effective tax rates for the first three months of 2021 and 2020 were 22.5 percent and 25.3 percent, respectively. The effective tax rate was lower for the first three months of 2021 compared to the first three months of 2020 due to a decrease in tax expense related to book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period, a decrease in non-deductible executive compensation, and the impact of non-recurring discrete items recorded in 2021.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of natural gas, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission filings. Refer to “Risk Factors” in Item 1A of our Form 10-K for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
As of March 31, 2021, we had the following outstanding financial commodity derivatives:

			Collars					Estimated Fair Value Asset (Liability) (In thousands)
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	13,750,000	Apr. 2021-Dec. 2021					$2.74	$38
Natural gas (NYMEX)	123,750,000	Apr. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.83 - $3.80	$3.03		8,202
Natural gas (NYMEX)	10,700,000	Apr. 2021-Oct. 2021	$—	$2.50	$—	$2.80		(454)
Natural gas (NYMEX)	21,400,000	Apr. 2021-Oct. 2021					$2.78	1,793
								$9,579
The amounts set forth in the table above represent our total unrealized derivative position at March 31, 2021 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.
A significant portion of our expected natural gas production for 2021 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable.
During the first three months of 2021, natural gas collars with floor prices ranging from $2.50 to $2.85 per Mmbtu and ceiling prices ranging from $3.00 to $3.94 per Mmbtu covered 39.3 Bcf, or 19 percent of natural gas production at a weighted-average price of $2.77 per Mmbtu. Natural gas swaps covered 4.4 Bcf, or two percent of natural gas production at a weighted-average price of $2.74 per Mmbtu.
We are exposed to market risk on financial commodity derivative instruments to the extent of changes in market prices of natural gas. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of natural gas agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. Our counterparties are primarily commercial banks and financial service institutions that our management believes present minimal credit risk and our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. We have not incurred any losses related to non-performance risk of our counterparties and we do not anticipate any material impact on our financial results due to non-performance by third parties. However, we cannot be certain that we will not experience such losses in the future.
The preceding paragraphs contain forward-looking information concerning future production and projected gains and losses, which may be impacted by both production and changes in the future commodity prices. Refer to “Forward-Looking Information” for further details.

Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments.
We use available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount we would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is our default or repayment risk. The credit spread (premium or discount) is determined by comparing our outstanding debt to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The estimated fair value of our outstanding debt is based on interest rates currently available to us.
The carrying amount and estimated fair value of debt is as follow:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,046,123	$1,121,176	$1,133,924	$1,213,811
Current maturities	(100,000)	(100,900)	(188,000)	(189,332)
Long-term debt, excluding current maturities	$946,123	$1,020,276	$945,924	$1,024,479

ITEM 4. Controls and Procedures
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to have a material effect on, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q is incorporated by reference in response to this item.
Environmental Matters
From time to time, we receive notices of violation from governmental and regulatory authorities in areas in which we operate relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. Although we cannot predict with certainty whether these notices of violation will result in fines and/or penalties, if fines and/or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of $300,000.
ITEM 1A. Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended March 31, 2021. The maximum number of remaining shares that may be purchased under our share repurchase program as of March 31, 2021 was 11.0 million shares.
ITEM 5. Other Information
We regularly grant certain stock-based compensation awards, including performance share awards to our officers, under our shareholder-approved 2014 Incentive Plan. We grant performance share awards to our officers based on market conditions measured based on our performance relative to a predetermined peer group (TSR Performance Share Awards). The performance period for these awards commences on January 1 of the year in which the award is granted and extends over a three-year performance period.
In connection with the awards made during the first quarter of 2021, the compensation committee of our board of directors (the Committee) adopted a new form of award agreement under the 2014 Incentive Plan for the awards made to our officers.
Under the new form of award agreement, the Committee added a feature to the TSR Performance Share awards which will reduce the number of each award’s earned performance shares if: 1) our actual TSR performance is negative over the three-year performance period, and 2) the base calculation indicates an above-target pay outcome. The severity of the reduction increases with the severity of the negative performance and the reduction will occur regardless of our relative TSR rank. Even if our TSR performance ranks first in its peer group, negative absolute TSR will cause a reduction in the percentage of earned shares, but not below 100% of the award, as follows:

Three-year cumulative TSR (%)	Reduction of Performance Shares Earned
0% - (10)%	10 percentage points
(11)% - (20)%	25 percentage points
(21)% or lower	50 percentage points
The foregoing descriptions of the new form of award agreement is a summary only and is qualified by reference to the complete form of the agreement, which is filed as an exhibit to this report and incorporated by reference into this Item 5.

ITEM 6. Exhibits

Exhibit Number	Description

10.1*	2021 Form of Performance Share Award Agreement (Officers).

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President Executive Vice President and Chief Financial Officer. Chief Financial Officer.

32.1	906 Certification.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
*Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

April 30, 2021	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

April 30, 2021	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 30, 2021	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)