Form 10-Q
period 2021-06-30
CABOT OIL & GAS CORP
filed 2021-07-30
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2021, there were 399,664,181 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

CABOT OIL & GAS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$158,147	$140,113
Restricted cash	10,767	11,578
Accounts receivable, net	182,700	214,724
Income taxes receivable	22,424	6,171
Inventories	17,395	15,270
Derivative instruments	—	26,209
Other current assets	4,633	1,650
Total current assets	396,066	415,715
Properties and equipment, net (Successful efforts method)	4,150,791	4,044,606
Other assets	63,710	63,211
	$4,610,567	$4,523,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$166,256	$162,081
Current portion of long-term debt	100,000	188,000
Accrued liabilities	20,080	22,374
Interest payable	15,149	17,771
Derivative instruments	77,199	—
Total current liabilities	378,684	390,226
Long-term debt, net	946,316	945,924
Deferred income taxes	788,811	774,195
Asset retirement obligations	89,307	85,489
Postretirement benefits	31,633	30,713
Other liabilities	75,921	81,278
Total liabilities	2,310,672	2,307,825

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2021 and 2020, respectively
Issued — 478,621,499 shares and 477,828,813 shares in 2021 and 2020, respectively	47,862	47,783
Additional paid-in capital	1,815,770	1,804,354
Retained earnings	2,257,320	2,184,352
Accumulated other comprehensive income	2,144	2,419
Less treasury stock, at cost:
78,957,318 shares and 78,957,318 shares in 2021 and 2020, respectively	(1,823,201)	(1,823,201)
Total stockholders' equity	2,299,895	2,215,707
	$4,610,567	$4,523,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
OPERATING REVENUES
Natural gas	$411,718	$288,286	$884,577	$658,626
(Loss) gain on derivative instruments	(87,121)	43,974	(100,358)	60,036
Other	70	88	129	143
	324,667	332,348	784,348	718,805
OPERATING EXPENSES
Direct operations	16,154	17,423	33,030	34,667
Transportation and gathering	133,488	135,249	270,190	278,581
Taxes other than income	4,183	3,352	8,988	7,090
Exploration	2,368	4,579	4,995	6,769
Depreciation, depletion and amortization	91,549	94,622	185,697	194,757
General and administrative	23,037	23,166	52,193	56,595
	270,779	278,391	555,093	578,459
Loss on equity method investments	—	—	—	(59)
Gain (loss) on sale of assets	20	(241)	91	(170)
INCOME FROM OPERATIONS	53,908	53,716	229,346	140,117
Interest expense, net	12,558	14,543	24,935	28,754
Other expense	46	48	92	114
Income before income taxes	41,304	39,125	204,319	111,249
Income tax expense	10,840	8,751	47,501	26,965
NET INCOME	$30,464	$30,374	$156,818	$84,284

Earnings per share
Basic	$0.08	$0.08	$0.39	$0.21
Diluted	$0.08	$0.08	$0.39	$0.21

Weighted-average common shares outstanding
Basic	399,586	398,576	399,355	398,460
Diluted	402,206	401,279	401,740	400,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$156,818	$84,284
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	185,697	194,757
Deferred income tax expense	14,695	52,089
(Gain) loss on sale of assets	(91)	170
Exploratory dry hole cost	—	2,011
Loss (gain) on derivative instruments	100,358	(60,036)
Net cash received in settlement of derivative instruments	3,050	19,423
Loss on equity method investments	—	59
Amortization of debt issuance costs	1,424	1,501
Stock-based compensation and other	14,702	23,463
Changes in assets and liabilities:
Accounts receivable, net	32,024	91,106
Income taxes	(16,253)	(25,547)
Inventories	(2,125)	(4,452)
Other current assets	(2,983)	(1,663)
Accounts payable and accrued liabilities	(11,872)	(36,453)
Interest payable	(2,622)	(97)
Other assets and liabilities	(3,353)	718
Net cash provided by operating activities	469,469	341,333
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(274,939)	(331,183)
Proceeds from sale of assets	112	275
Investment in equity method investments	—	(35)
Proceeds from sale of equity method investments	—	(9,424)
Net cash used in investing activities	(274,827)	(340,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(88,000)	—
Dividends paid	(83,850)	(79,675)
Tax withholdings on vesting of stock awards	(5,569)	(6,332)
Net cash used in financing activities	(177,419)	(86,007)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,223	(85,041)
Cash, cash equivalents and restricted cash, beginning of period	151,691	213,783
Cash, cash equivalents and restricted cash, end of period	$168,914	$128,742
The accompanying notes are an integral part of these condensed consolidated financial statements.

CABOT OIL & GAS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2020	477,829	$47,783	78,957	$(1,823,201)	$1,804,354	$2,419	$2,184,352	$2,215,707
Net income	—	—	—	—	—	—	126,354	126,354
Stock amortization and vesting	548	55	—	—	3,878	—	—	3,933
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,887)	(39,887)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2021	478,377	$47,838	78,957	$(1,823,201)	$1,808,232	$2,282	$2,270,819	$2,305,970
Net income	—	—	—	—	—	—	30,464	30,464
Stock amortization and vesting	244	24	—	—	7,538	—	—	7,562
Cash dividends at $0.11 per share	—	—	—	—	—	—	(43,963)	(43,963)
Other comprehensive loss	—	—	—	—	—	(138)	—	(138)
Balance at June 30, 2021	478,621	$47,862	78,957	$(1,823,201)	$1,815,770	$2,144	$2,257,320	$2,299,895

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
Net income	—	—	—	—	—	—	53,910	53,910
Stock amortization and vesting	651	65	—	—	2,886	—	—	2,951
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,817)	(39,817)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at March 31, 2020	477,533	$47,753	78,957	$(1,823,201)	$1,785,313	$1,224	$2,157,306	$2,168,395
Net income	—	—	—	—	—	—	30,374	30,374
Stock amortization and vesting	2	1	—	—	7,218	—	—	7,219
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,858)	(39,858)
Other comprehensive loss	—	—	—	—	—	(151)	—	(151)
Balance at June 30, 2020	477,535	$47,754	78,957	$(1,823,201)	$1,792,531	$1,073	$2,147,822	$2,165,979

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
2. Acquisitions
Pending Merger
On May 23, 2021, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Cimarex Energy Co. (Cimarex) to combine via an all-stock merger transaction (Merger). Cimarex is an independent oil and gas exploration and production company with operations located primarily in Texas, New Mexico and Oklahoma. Under terms of the Merger Agreement, each share of Cimarex common stock will be converted automatically into the right to receive 4.0146 shares of common stock of the Company at closing. No fractional shares of common stock of the Company will be issued in the Merger, and holders of shares of Cimarex common stock will instead receive cash in lieu of fractional shares of common stock of the Company, if any. The respective Boards of Directors of the Company and Cimarex unanimously approved the Merger, which is still subject to the approval of the stockholders of each of the Company and Cimarex. The Merger Agreement includes certain restrictions on the conduct of the business of the Company until the closing, such as a requirement to operate in the ordinary course of business and limitations on, among other things, dividends, stock repurchases and debt repurchases. If the Merger does not occur, and under certain circumstances, the Company or Cimarex may be required to pay the other party a termination fee of $250.0 million or an expense reimbursement of $40.0 million. Until the approval by stockholders and subsequent closing, the Company must continue to operate as a stand-alone company.
The Merger is expected to close in the fourth quarter of 2021, subject to stockholder approvals and other customary closing conditions.
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	June 30, 2021	December 31, 2020
Proved oil and gas properties	$7,359,138	$7,068,605
Unproved oil and gas properties	45,667	49,829
Land, buildings and other equipment	94,353	92,566
	7,499,158	7,211,000
Accumulated depreciation, depletion and amortization	(3,348,367)	(3,166,394)
	$4,150,791	$4,044,606
At June 30, 2021, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
6.51% weighted-average senior notes	$37,000	$37,000
5.58% weighted-average senior notes(1)	87,000	175,000
3.65% weighted-average senior notes(2)	925,000	925,000
Unamortized debt issuance costs	(2,684)	(3,076)
	$1,046,316	$1,133,924
________________________________________________________
(1)Includes $88.0 million of current portion of long-term debt at December 31, 2020, which the Company repaid in January 2021.
(2)Includes $100.0 million of current portion of long-term debt at June 30, 2021 and December 31, 2020 due in September 2021.
At June 30, 2021, the Company was in compliance with all financial and other covenants applicable to its revolving credit facility and senior notes.
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
On June 17, 2021, the Company entered into an amendment to the credit agreement relating to its revolving credit facility to, among other things, remove the requirement that certain of the Company’s restricted subsidiaries become guarantors under the credit agreement, expand the permissible indebtedness that may be held or incurred by a restricted subsidiary and make certain other changes to permit the Company and Cimarex to complete the Merger. The effectiveness of the credit agreement amendment is conditioned upon, among other things, the completion of the Merger.
At June 30, 2021, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.5 billion.
5. Derivative Instruments
As of June 30, 2021, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	9,200,000	Jul. 2021-Dec. 2021					$2.74
Natural gas (NYMEX)	82,800,000	Jul. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.88 - $3.80	$3.05
Natural gas (NYMEX)	6,150,000	Jul. 2021-Oct. 2021	$—	$2.50	$—	$2.80
Natural gas (NYMEX)	12,300,000	Jul. 2021-Oct. 2021					$2.78
In July 2021, the Company entered into the following financial commodity derivatives:

			Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	9,200,000	Oct. 2021-Dec. 2021	$4.01
Natural gas (NYMEX)	9,150,000	Nov. 2021-Dec. 2021	$4.02

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commodity contracts	Derivative instruments (current)	$—	$26,209	$77,199	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	June 30, 2021	December 31, 2020
Derivative assets
Gross amounts of recognized assets	$—	$26,354
Gross amounts offset in the condensed consolidated balance sheet	—	(145)
Net amounts of assets presented in the condensed consolidated balance sheet	—	26,209
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$—	$26,209

Derivative liabilities
Gross amounts of recognized liabilities	$77,199	$145
Gross amounts offset in the condensed consolidated balance sheet	—	(145)
Net amounts of liabilities presented in the condensed consolidated balance sheet	77,199	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$77,199	$—

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$(347)	$19,423	$3,050	$19,423
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(86,774)	24,551	(103,408)	40,613
	$(87,121)	$43,974	$(100,358)	$60,036

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

Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2021
Assets
Deferred compensation plan	$25,820	$—	$—	$25,820
Derivative instruments	—	—	—	—
	$25,820	$—	$—	$25,820
Liabilities
Deferred compensation plan	$34,477	$—	$—	$34,477
Derivative instruments	—	18,825	58,374	77,199
	$34,477	$18,825	$58,374	$111,676

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
Assets
Deferred compensation plan	$22,510	$—	$—	$22,510
Derivative instruments	—	2,647	23,707	26,354
	$22,510	$2,647	$23,707	$48,864
Liabilities
Deferred compensation plan	$30,581	$—	$—	$30,581
Derivative instruments	—	—	145	145
	$30,581	$—	$145	$30,726
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period	$23,562	$(22)
Total gain (loss) included in earnings	(78,164)	31,721
Settlement (gain) loss	(3,772)	(10,314)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(58,374)	$21,385

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(63,794)	$21,647
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of June 30, 2021, additional disclosures were not required.
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
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents and restricted cash approximate fair value, due to the short-term maturities of these instruments. Cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy and the remaining financial instruments are classified as Level 2.
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
The carrying amount and estimated fair value of debt is as follows:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,046,316	$1,118,321	$1,133,924	$1,213,811
Current maturities	(100,000)	(100,444)	(188,000)	(189,332)
Long-term debt, excluding current maturities	$946,316	$1,017,877	$945,924	$1,024,479

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Six Months Ended June 30, 2021
Balance at beginning of period	$85,989
Liabilities incurred	1,544
Accretion expense	2,274
Balance at end of period	89,807
Less: current asset retirement obligations	(500)
Noncurrent asset retirement obligations	$89,307
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

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Natural gas	$411,718	$288,286	$884,577	$658,626
Other	70	88	129	143
	$411,788	$288,374	$884,706	$658,769
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
As of June 30, 2021, the Company has $8.0 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from two to 17 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, which is generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $183.2 million and $215.3 million as of June 30, 2021 and December 31, 2020, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Capital Stock
Dividends
In April 2021, the Board of Directors approved an increase in the quarterly dividend on the Company's common stock from $0.10 per share to $0.11 per share.
11. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units and performance share awards. Stock-based compensation expense associated with these awards was $4.3 million and $8.3 million in the second quarter of 2021 and 2020, respectively, and $16.0 million and $24.6 million in the first six months of 2021 and 2020, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first six months of 2021, the Company granted 105,335 restricted stock units, with a weighted-average grant date value of $18.54 per unit, to the Company's non-employee directors. The fair value of these units is measured based on the closing stock price on grant date and compensation expense is recorded immediately. These units immediately vest and are issued when the director ceases to be a director of the Company.

Also during the first six months of 2021, the Company issued 244,433 shares of common stock in connection with the vesting of restricted stock units with a weighted-average grant date value of $14.08 upon the retirement of one of the Company's non-employee directors in the second quarter of 2021.
Performance Share Awards
The performance period for the awards granted during the first six months of 2021 commenced on January 1, 2021 and ends on December 31, 2023. The Company used an annual forfeiture rate assumption ranging from zero percent to four percent for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock. Based on the Company’s probability assessment at June 30, 2021, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first six months of 2021, the Company granted 696,280 Employee Performance Share Awards at a grant date value of $18.58 per share. The 2020 awards vest 100 percent on the third anniversary, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period, as set by the compensation committee of the Company's Board of Directors. If the Company does not meet the performance metric for the applicable period, then the performance shares that would have been issued on the anniversary date will be forfeited.
Hybrid Performance Share Awards. During the first six months of 2021, the Company granted 423,171 Hybrid Performance Share Awards at a grant date value of $18.58 per share. The 2021 awards vest 25 percent on each of the first and second anniversary dates and 50 percent on the third anniversary, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the compensation committee of the Company's Board of Directors. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
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
TSR Performance Share Awards. During the first six months of 2021, the Company granted 723,224 TSR Performance Share Awards which are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period. The Company incorporated a new feature in the 2021 TSR awards that will reduce the potential cash component of the award if the actual performance is negative over the three-year period and the base calculation indicates an above-target payout.
The following assumptions were used to determine the grant date fair value of the equity component on February 17, 2021 and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2021
Fair value per performance share award	$16.07	$1.45 - $6.94
Assumptions:
Stock price volatility	39.8%	36.1% - 47.5%
Risk free rate of return	0.20%	0.06% - 0.35%
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

The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Weighted-average shares - basic	399,586	398,576	399,355	398,460
Dilution effect of stock awards at end of period	2,620	2,703	2,385	1,759
Weighted-average shares - diluted	402,206	401,279	401,740	400,219
The following table presents weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	—	1,358	942
13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	June 30, 2021	December 31, 2020
Accounts receivable, net
Trade accounts	$183,174	$215,301
Other accounts	565	462
	183,739	215,763
Allowance for doubtful accounts	(1,039)	(1,039)
	$182,700	$214,724
Other assets
Deferred compensation plan	$25,820	$22,510
Debt issuance costs	5,844	6,875
Operating lease right-of-use assets	32,002	33,741
Other accounts	44	85
	$63,710	$63,211
Accounts payable
Trade accounts	$18,595	$12,896
Royalty and other owners	28,206	37,243
Accrued transportation	47,898	52,238
Accrued capital costs	52,994	37,872
Taxes other than income	8,805	13,736
Other accounts	9,758	8,096
	$166,256	$162,081
Accrued liabilities
Employee benefits	$11,882	$14,270
Taxes other than income	2,965	3,026
Operating lease liabilities	3,951	3,991
Other accounts	1,282	1,087
	$20,080	$22,374
Other liabilities
Deferred compensation plan	$34,477	$30,581
Operating lease liabilities	27,935	29,628
Other accounts	13,509	21,069
	$75,921	$81,278

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and six month periods ended June 30, 2021 and 2020 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (Form 10-Q) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Cabot Oil & Gas Corporation Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K).
OVERVIEW
Announced Merger Involving Cimarex
On May 23, 2021, we entered into an Agreement and Plan of Merger (Merger Agreement) with Cimarex Energy Co. (Cimarex) to combine via an all-stock merger transaction (Merger). Cimarex is an independent oil and gas exploration and production company with operations located primarily in Texas, New Mexico and Oklahoma. Under terms of the Merger Agreement, each share of Cimarex common stock will be converted automatically into the right to receive 4.0146 shares of our common stock at closing. No fractional shares of our common stock will be issued in the Merger, and holders of shares of Cimarex common stock will instead receive cash in lieu of fractional shares of our common stock, if any. The respective Boards of Directors of Cabot and Cimarex unanimously approved the Merger, which is still subject to the approval of the stockholders of each of Cabot and Cimarex. The Merger Agreement includes certain restrictions on the conduct of Cabot's business until the closing, such as a requirement to operate in the ordinary course of business and limitations on, among other things, dividends, stock repurchases and debt repurchases. If the Merger does not occur, and under certain circumstances, Cabot or Cimarex may be required to pay the other party a termination fee of $250.0 million or an expense reimbursement of $40.0 million. Until the approval by stockholders and subsequent closing, we must continue to operate as a stand-alone company.
The Merger is expected to close in the fourth quarter of 2021, subject to stockholder approvals and other customary closing conditions.
Merger-related Lawsuits
In June and July 2021, four putative stockholders of Cimarex filed separate lawsuits related to the Merger against Cimarex and its Board of Directors. Three of the lawsuits were filed in the United States District Court for the Southern District of New York and are captioned Wang v. Cimarex, et al., Case No. 1:21-cv-05672, Graff v. Cimarex, et al., Case No. 1:21-cv-05804, and Elliot v. Cimarex, et. al., Case No. 1:21-cv-06315. The other lawsuit was filed in the United States District Court for the District of Colorado and is captioned Woodyard v. Cimarex, et al., Case No. 1:21-cv-01850. Each of the actions is asserted only on behalf of the named plaintiff.
All four actions allege violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act) and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the registration statement on Form S-4 filed in connection with the Merger. One of the actions (Elliot) also asserts claims that the members of the Cimarex Board of Directors breached fiduciary duties in connection with the Merger and that Cimarex aided and abetted those alleged breaches. Each action names as defendants Cimarex and each of its directors, and seeks, among other things, to enjoin the Merger (or, in the alternative, rescission or an award for rescissory damages in the event the Merger is completed), an award of costs and attorneys’ and experts’ fees, and such other and further relief as the court may deem just and proper. We believe that the actions are without merit.
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 reflect the following:
•Natural gas production decreased 11.4 Bcf from 417.8 Bcf, or 2,296 Mmcf per day, in the 2020 period to 406.4 Bcf, or 2,245 Mmcf per day, in the 2021 period. The decrease was driven by reduced capital spending during 2020 related to our maintenance capital program and the timing of our drilling and completion activities in the Marcellus Shale in 2021.
•Average realized natural gas price was $2.18 per Mcf, 35 percent higher than the $1.62 per Mcf realized in the corresponding period of the prior year.
•Total capital expenditures were $290.1 million compared to $335.6 million in the corresponding period of the prior year.

•Drilled 56 gross wells (53.1 net) with a success rate of 100 percent compared to 41 gross wells (36.2 net) with a success rate of 100 percent for the corresponding period of the prior year. Wells drilled represents wells drilled to total depth during the period.
•Completed 41 gross wells (37.1 net) in 2021 compared to 49 gross wells (44.2 net) in the corresponding period of 2020. Wells completed includes wells completed during the period, regardless of when they were drilled.
•Average rig count during 2021 was approximately 3.1 rigs in the Marcellus Shale, compared to an average rig count of approximately 2.4 rigs during the corresponding period of 2020.
•Repaid $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021.
Impact of the COVID-19 Pandemic
The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization (WHO) declared as a pandemic in March 2020, has reached more than 200 countries and territories and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the global availability and efficacy of treatments and recently deployed vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system and the economic impacts of those actions.
We have implemented preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. Beginning in March 2020, we modified certain business practices (including those related to nonoperational employee work locations and the cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. In addition, we implemented and provided training on a COVID-19 Safety Policy containing personal safety protocols; provided additional personal protective equipment to our workforce; implemented rigorous COVID-19 self-assessment, contract tracing and quarantine protocols; increased cleaning protocols at all of our employee work locations; and provided additional paid leave to employees with actual or presumed COVID-19 cases. We also collaborated, and continue to collaborate, with customers, suppliers and service providers to minimize potential impacts to or disruptions of our operations and to implement longer-term emergency response protocols. Although we returned to full in-person working in our Houston headquarters and other offices in July 2021 (due to the widespread availability of vaccines in the United States), we intend to continue to monitor developments affecting our workforce, our customers, our suppliers, our service providers and the communities in which we operate, including any significant resurgence in COVID-19 transmission and infection, and, should the need arise, we will take such precautions as we believe are warranted.
Our efforts to respond to the challenges presented by the ongoing pandemic, as well as certain operational decisions we previously implemented such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations. We have not required any loans under any COVID-19-related federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding.
The eventual impact that the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration, ultimate geographic spread and severity of the virus and its variants, any significant resurgence in virus transmission and infection in regions that have experienced improvements, the consequences of governmental and other measures designed to mitigate the spread of the virus and alleviate strain on the healthcare system, the distribution and effectiveness of therapeutic treatments and recently deployed vaccines and other actions by governmental authorities, customers, suppliers and other third parties.
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
We account for our derivative instruments on a mark-to-market basis, with changes in fair value recognized in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments associated with our derivative instruments, we will experience volatility in our earnings due to commodity price volatility. Refer to “Results of Operations — Impact of Derivative Instruments on Operating Revenues” below and Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.
One of the impacts of the COVID-19 pandemic was a significant reduction in demand for crude oil, and to a lesser extent, natural gas. The supply/demand imbalance driven by the COVID-19 pandemic and production disagreements in March 2020 among members of the Organization of Petroleum Exporting Countries and certain other oil exporting countries (OPEC+) led to a significant global economic contraction generally in 2020 and has continued to have disruptive impacts on the oil and gas industry. Although the members of OPEC+ agreed in April 2020 to cut oil production and have subsequently taken actions that generally have supported commodity prices, and U.S. production has declined, oil prices and natural gas prices remained low, relative to pre-pandemic levels, through the first quarter of 2021, as the oversupply and lack of demand in the market persisted. Natural gas prices increased in the second quarter of 2021 compared to the second quarter of 2020 and have further strengthened after the end of the second quarter of 2021, in part due to greater demand during the early summer heating season and slightly decreasing production levels.
Meanwhile, NYMEX natural gas futures prices have shown improvements since the reduction of pandemic-related restrictions and recent OPEC+ price disagreements. The improvements in natural gas futures prices are based on market expectations that declines in future natural gas supplies due to a substantial reduction of associated gas related to the curtailment of operations in oil basins throughout the United States will more than offset the lower demand recently experienced with the COVID-19 pandemic. While the current outlook on natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may increase. Although we are unable to predict future commodity prices, at current natural gas price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
We currently believe that we are well-positioned to manage the challenges presented by the ongoing low existing commodity pricing environment, and we believe we can endure continued volatility in current and future commodity prices by continuing to:
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
Outlook
We expect our 2021 capital program to be approximately $530.0 million to $540.0 million, which contemplates a maintenance capital program as a result of the weak natural gas price environment experienced in recent periods. We expect to fund these capital expenditures with our operating cash flow and, if required, cash on hand.
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

Financial Condition
Capital Resources and Liquidity
Our primary source of cash for the six months ended June 30, 2021 was from net cash flows related to the sale of natural gas production. These cash flows were used to fund our capital expenditures, principal and interest payments on debt and payment of dividends. See below for additional discussion and analysis of our cash flows.
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
On June 17, 2021, we entered into an amendment to the credit agreement relating to our revolving credit facility to, among other things, remove the requirement that certain of our restricted subsidiaries become guarantors under the credit agreement, expand the permissible indebtedness that may be held or incurred by a restricted subsidiary and make certain other changes to permit us to complete the Merger. The effectiveness of the credit agreement amendment is conditioned upon, among other things, the completion of the Merger.
At June 30, 2021 and during the six months then ended, we had no borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.
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
At June 30, 2021, we were in compliance with all financial and other covenants applicable to our revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows provided by operating activities	$469,469	$341,333
Cash flows used in investing activities	(274,827)	(340,367)
Cash flows used in financing activities	(177,419)	(86,007)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,223	$(85,041)
Operating Activities. Fluctuations in our operating cash flows are substantially driven by commodity prices, changes in our production volumes and operating expenses. Commodity prices have historically been volatile, primarily as a result of supply and demand for natural gas, pipeline infrastructure constraints, basis differentials, inventory storage levels, seasonal influences and other factors. In addition, fluctuations in cash flows may result in an increase or decrease in our capital expenditures.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At June 30, 2021 and December 31, 2020, we had a working capital surplus of $17.4 million and a surplus of $25.5 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next 12 months.

Net cash provided by operating activities in the first six months of 2021 increased by $128.1 million compared to the first six months of 2020. This increase was primarily due to higher natural gas revenues, partially offset by lower cash received from derivative settlements and net cash outflows related to certain other current asset and liability balances reflected in working capital compared to the corresponding period of the prior year. The increase in natural gas revenues was primarily due to higher realized prices, partially offset by slightly lower production. Average realized natural gas prices increased by 35 percent for the first six months of 2021 compared to the first six months of 2020. The slight decrease in natural gas production for the first six months of 2021 compared to the first six months of 2020 was driven by reduced capital spending during 2020 related to our maintenance capital program and the timing of our drilling and completion activities in the Marcellus Shale in 2021.
Refer to “Results of Operations” below for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $65.5 million for the first six months of 2021 compared to the first six months of 2020. The decrease was primarily due to $56.2 million of lower capital expenditures as a result of the continuation of our maintenance capital program in 2021 and a decrease in net cash outflows of $9.4 million related to the sale of equity method investments in 2020.
Financing Activities. Cash flows used in financing activities increased by $91.4 million for the first six months of 2021 compared to the first six months of 2020. This increase was primarily due to $88.0 million higher repayments of debt in 2021 compared to 2020 and $4.2 million higher dividends paid as a result of an increase in our dividend rate from $0.10 per share to $0.11 per share in April 2021.
Capitalization
Information about our capitalization is as follows:

(In thousands)	June 30, 2021	December 31, 2020
Debt (1)	$1,046,316	$1,133,924
Stockholders' equity	2,299,895	2,215,707
Total capitalization	$3,346,211	$3,349,631
Debt to total capitalization	31%	34%
Cash and cash equivalents	$158,147	$140,113
________________________________________________________
(1)Includes $100.0 million and $188.0 million of current portion of long-term debt at June 30, 2021 and December 31, 2020, respectively. There were no borrowings outstanding under our revolving credit facility as of June 30, 2021 and December 31, 2020.
We did not repurchase any shares of our common stock during the first six months of 2021 and 2020. During the first six months of 2021 and 2020, we paid dividends of $83.9 million ($0.21 per share) and $79.7 million ($0.20 per share), respectively, on our common stock.
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

The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In thousands)	2021	2020
Capital expenditures:
Drilling and facilities	$284,198	$329,843
Leasehold acquisitions	2,434	1,331
Other	3,429	4,395
	290,061	335,569
Exploration expenditures(1)	4,995	6,769
	$295,056	$342,338
________________________________________________________
(1)There were no exploratory dry hole costs for the first six months of 2021. Exploration expenditures include $2.0 million of exploratory dry hole costs for the first six months of 2020.
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
Results of Operations
Second Quarters of 2021 and 2020 Compared
We reported net income in the second quarter of 2021 of $30.5 million, or $0.08 per share, compared to net income of $30.4 million, or $0.08 per share, in the second quarter of 2020. Although net income was flat over the periods, net income in the second quarter of 2021 was impacted by lower operating expenses and interest expense, partially offset by lower operating revenues and higher income tax expense.
Revenues
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Three Months Ended June 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Revenues
Natural gas	$411,718	$288,286	$123,432	43%
(Loss) gain on derivative instruments	(87,121)	43,974	(131,095)	(298)%
Other	70	88	(18)	(20)%
	$324,667	$332,348	$(7,681)	(2)%

Natural Gas Revenue Price and Volume Variances

	Three Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2021	2020	Amount	Percent
Average price ($/Mcf)	$2.05	$1.42	$0.63	44%	$126,378
Volume (Bcf)	200.6	202.9	(2.3)	(1)%	(2,946)
Total					$123,432
The increase in natural gas revenues of $123.4 million was primarily due to higher natural gas prices, partially offset by a slight decrease in production. Production decreased due to reduced capital spending during 2020 related to our maintenance capital program and the timing of our drilling and completion activities in the Marcellus Shale in 2021.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended June 30,
(In thousands)	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$(347)	$19,423
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(86,774)	24,551
	$(87,121)	$43,974
Operating and Other Expenses

	Three Months Ended June 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Expenses
Direct operations	$16,154	$17,423	$(1,269)	(7)%
Transportation and gathering	133,488	135,249	(1,761)	(1)%
Taxes other than income	4,183	3,352	831	25%
Exploration	2,368	4,579	(2,211)	(48)%
Depreciation, depletion and amortization	91,549	94,622	(3,073)	(3)%
General and administrative	23,037	23,166	(129)	(1)%
	$270,779	$278,391	$(7,612)	(3)%

Gain (loss) on sale of assets	$20	$(241)	$261	(108)%
Interest expense, net	12,558	14,543	(1,985)	(14)%
Other expense	46	48	(2)	(4)%
Income tax expense	10,840	8,751	2,089	24%
Total costs and expenses from operations decreased by $7.6 million in the second quarter of 2021 compared to the corresponding period of 2020. The primary reasons for this fluctuation are as follows:
•Direct operations decreased $1.3 million, primarily due to a decrease in production.
•Transportation and gathering decreased $1.8 million, primarily due to lower gathering charges as a result of lower production.
•Taxes other than income increased $0.8 million, primarily due to $0.9 million higher drilling impact fees driven by an increase in rates associated with higher natural gas prices.
•Exploration decreased $2.2 million, primarily due to $2.1 million of dry hole expense recognized in the second quarter of 2020.

•Depreciation, depletion and amortization (DD&A) decreased $3.1 million, primarily due to lower amortization of unproved properties of $2.1 million and lower DD&A of $1.1 million in the second quarter of 2021 compared to the second quarter of 2020. Amortization of unproved properties decreased due to lower amortization rates. The decrease in DD&A was primarily due to lower equivalent production. The DD&A rate was flat at $0.44 per Mcfe for the second quarter of 2021 and 2020, respectively.
•General and administrative decreased $0.1 million, primarily due to lower stock-based compensation expense of $3.9 million associated with certain of our market-based performance awards and a $2.8 million decrease in previously accrued fines and penalties related to compliance matters with the Office of Natural Resource Revenue (ONRR), partially offset by $6.2 million of transaction-related costs associated with the pending Merger. The remaining changes in general and administrative expenses were not individually significant.
Interest Expense, net
Interest expense, net decreased $2.0 million, primarily due to the repayment of $87.0 million of our 6.51% weighted-average senior notes, which matured in July 2020, and the repayment of $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021.
Income Tax Expense
Income tax expense increased $2.1 million due to higher pre-tax income and a higher effective tax rate. The effective tax rates for the second quarter of 2021 and 2020 were 26.2 percent and 22.4 percent, respectively. The effective tax rate was higher for the second quarter of 2021 compared to the second quarter of 2020, primarily due to an increase in the blended state statutory tax rate as a result of enacted tax rate increases in the states in which we operate, partially offset by non-recurring discrete items recorded during the second quarter of 2021 versus the second quarter of 2020.
First Six Months of 2021 and 2020 Compared
We reported net income in the first six months of 2021 of $156.8 million, or $0.39 per share, compared to net income of $84.3 million, or $0.21 per share, in the first six months of 2020. The increase in net income was primarily due to higher operating revenues and lower operating expenses, partially offset by higher income tax expense.
Revenues
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a discussion of revenue, price and volume variances.

	Six Months Ended June 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Revenues
Natural gas	$884,577	$658,626	$225,951	34%
(Loss) gain on derivative instruments	(100,358)	60,036	(160,394)	(267)%
Other	129	143	(14)	(10)%
	$784,348	$718,805	$65,543	9%
Natural Gas Revenue Price and Volume Variances

	Six Months Ended June 30,		Variance		Increase (Decrease) (In thousands)
	2021	2020	Amount	Percent
Average price ($/Mcf)	$2.18	$1.58	$0.60	38%	$243,927
Volume (Bcf)	406.4	417.8	(11.4)	(3)%	(17,976)
Total					$225,951
The increase in natural gas revenues of $226.0 million was primarily due to higher natural gas prices, partially offset by lower production. The decrease in production was due to reduced capital spending during 2020 related to our maintenance capital program and the timing of our drilling and completion activities in the Marcellus Shale in 2021.

Impact of Derivative Instruments on Operating Revenues

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$3,050	$19,423
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(103,408)	40,613
	$(100,358)	$60,036
Operating and Other Expenses

	Six Months Ended June 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Expenses
Direct operations	$33,030	$34,667	$(1,637)	(5)%
Transportation and gathering	270,190	278,581	(8,391)	(3)%
Taxes other than income	8,988	7,090	1,898	27%
Exploration	4,995	6,769	(1,774)	(26)%
Depreciation, depletion and amortization	185,697	194,757	(9,060)	(5)%
General and administrative	52,193	56,595	(4,402)	(8)%
	$555,093	$578,459	$(23,366)	(4)%

Loss on equity method investments	$—	$(59)	$59	(100)%
Gain (loss) on sale of assets	91	(170)	(261)	(154)%
Interest expense, net	24,935	28,754	(3,819)	(13)%
Other expense	92	114	(22)	(19)%
Income tax expense	47,501	26,965	20,536	76%
Total costs and expenses from operations decreased by $23.4 million in the first six months of 2021 compared to the corresponding period of 2020. The primary reasons for this fluctuation are as follows:
•Direct operations decreased $1.6 million, primarily due to a decrease in production.
•Transportation and gathering decreased $8.4 million, primarily due to lower gathering charges as a result of lower production.
•Taxes other than income increased $1.9 million, primarily due to $2.0 million higher drilling impact fees driven by an increase in rates associated with higher natural gas prices.
•Exploration expense decreased $1.8 million, primarily due to $2.1 million of dry hole expense recognized in the second quarter of 2020.
•Depreciation, depletion and amortization decreased $9.1 million, primarily due to lower DD&A of $4.9 million and lower amortization of unproved properties of $4.4 million. The decrease in DD&A was due to lower production in 2021 compared to the corresponding period of 2020. The DD&A rate was flat at $0.44 per Mcfe for the first six months of 2021 and 2020, respectively. Amortization of unproved properties decreased due to lower amortization rates.
•General and administrative decreased $4.4 million, primarily due to lower stock-based compensation expense of $8.6 million associated with certain of our market-based performance awards and a $2.8 million decrease in previously accrued fines and penalties related to compliance matters with the ONRR. These decreases were partially offset by $6.2 million of transaction-related costs incurred in the second quarter of 2021 related to the pending Merger and $2.4 million of higher severance costs incurred in the first quarter of 2021 related to our early retirement program. The remaining changes in general and administrative expenses were not individually significant.

Interest Expense, net
Interest expense, net decreased $3.8 million, primarily due to the repayment of $87.0 million of our 6.51% weighted-average senior notes, which matured in July 2020, and the repayment of $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021.
Income Tax Expense
Income tax expense increased $20.5 million due to higher pre-tax income, partially offset by a lower effective tax rate. The effective tax rates for the first six months of 2021 and 2020 were 23.2 percent and 24.2 percent, respectively. The effective tax rate was lower for the first six months of 2021 compared to the first six months of 2020 due to a decrease in tax expense related to book compensation expense exceeding the federal and state tax deductions for employee stock-based compensation awards that vested during the period and a decrease in non-deductible executive compensation, partially offset by an increase in deferred tax expense during the first six months of 2021 from the increase in the blended state statutory tax rate as a result of enacted tax rate increases in the states in which we operate.
Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, the anticipated benefits of the proposed merger transaction involving us and Cimarex, the anticipated impact of the proposed merger transaction on the combined business and future financial and operating results, the expected amount and the timing of synergies from the proposed merger transaction, the anticipated timing of the closing of the proposed merger transaction and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "target," "predict," "may," "should," "could" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of natural gas, results of future drilling and marketing activity, future production and costs, the ability to obtain the requisite Cabot and Cimarex stockholder approvals, the risk that an event, change or other circumstances could give rise to the termination of the Merger Agreement, the risk that a condition to closing of the Merger may not be satisfied on a timely basis or at all, the length of time necessary to close the proposed merger transaction, the risk that the businesses will not be integrated successfully, the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk of litigation related to the proposed merger transaction, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission (SEC) filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K and in Item 1A of Part II of this Form 10-Q for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
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
As of June 30, 2021, we had the following outstanding financial commodity derivatives:

			Collars					Estimated Fair Value Asset (Liability) (In thousands)
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	9,200,000	Jul. 2021-Dec. 2021					$2.74	$(8,389)
Natural gas (NYMEX)	82,800,000	Jul. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.88 - $3.80	$3.05		(53,364)
Natural gas (NYMEX)	6,150,000	Jul. 2021-Oct. 2021	$—	$2.50	$—	$2.80		(5,141)
Natural gas (NYMEX)	12,300,000	Jul. 2021-Oct. 2021					$2.78	(10,478)
								$(77,372)
The amounts set forth in the table above represent our total unrealized derivative position at June 30, 2021 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.
In July 2021, we entered into the following financial commodity derivatives:

			Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	9,200,000	Oct. 2021-Dec. 2021	$4.01
Natural gas (NYMEX)	9,150,000	Nov. 2021-Dec. 2021	$4.02
A significant portion of our expected natural gas production for 2021 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable.
During the first six months of 2021, natural gas collars with floor prices ranging from $2.50 to $2.85 per Mmbtu and ceiling prices ranging from $2.80 to $3.94 per Mmbtu covered 83.5 Bcf, or 21 percent of natural gas production at a weighted-average price of $2.81 per Mmbtu. Natural gas swaps covered 17.6 Bcf, or four percent of natural gas production at a weighted-average price of $2.71 per Mmbtu.
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
The carrying amount and estimated fair value of debt is as follow:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$1,046,316	$1,118,321	$1,133,924	$1,213,811
Current maturities	(100,000)	(100,444)	(188,000)	(189,332)
Long-term debt, excluding current maturities	$946,316	$1,017,877	$945,924	$1,024,479

ITEM 4. Controls and Procedures
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to have a material effect on, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 8 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q and under the heading “Overview—Announced Merger Involving Cimarex” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Form 10-Q is incorporated by reference in response to this item.
Other Legal Matters
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al., (U.S. District Court, Middle District of Pennsylvania), was filed against Cabot, Dan O. Dinges, its Chief Executive Officer, and Scott C. Schroeder, its Chief Financial Officer, alleging that we made misleading statements in our periodic filings with the SEC under the Exchange Act in violation of Section 10(b) and Section 20 of the Exchange Act. The plaintiffs allege misstatements in our public filings and disclosures over a number of years relating to our potential liability for alleged environmental violations in Pennsylvania. The plaintiffs allege that such misstatements caused a decline in the price of our common stock when we disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 two notices of violations from the Pennsylvania Department of Environmental Protection and an additional decline when we disclosed on June 15, 2020 the criminal charges brought by the Office of the Attorney General of the Commonwealth of Pennsylvania related to alleged violations of the Pennsylvania Clean Streams Law, which prohibits discharge of industrial wastes. The court appointed Delaware County Employees Retirement System to represent the purported class on February 3, 2021. In April 2021, the complaint was amended to include Phillip L. Stalnaker, our Senior Vice President of Operations, as a defendant. The plaintiffs seek monetary damages, interest and attorney’s fees.
Also in October 2020, a shareholder derivative action styled Ezell v. Dinges (U.S. District Court, Middle District of Pennsylvania), was filed against Cabot, Messrs. Dinges and Schroeder and our Board of Directors, for alleged securities violations under Section 10(b) and Section 21D of the Exchange Act arising from the same alleged misleading statements that form the basis of the class action lawsuit described above. In addition to the Exchange Act claims, the derivative actions also allege claims based on breaches of fiduciary duty and statutory contribution theories. On December 9, 2020, the Ezell case was consolidated with a second derivative case with similar allegations.
On February 25, 2021, we filed a motion to transfer the class action lawsuit to the U.S. District Court for the Southern District of Texas, in Houston, Texas, where our headquarters is located. On June 11, 2021, we filed a motion to dismiss the class action lawsuit on the basis that the plaintiffs’ allegations do not meet the requirements for pleading a claim under Section 10(b) or Section 20 of the Exchange Act. On June 22, 2021, our motion to transfer the class action lawsuit to the Southern District of Texas was granted. Pursuant to the prior agreement of the parties, the consolidated derivative case discussed in the preceding paragraph was also transferred to the Southern District of Texas. The motion to dismiss the class action lawsuit is pending. We intend to vigorously defend the class action and derivative lawsuits.
In November 2020, we received a stockholder demand for inspection of books and records under Section 220 of the General Corporations Law of the State of Delaware (Section 220 Demand). The Section 220 Demand seeks broad categories of documents reviewed by the Board of Directors and minutes of meetings of the Board of Directors pertaining to alleged environmental violations in Pennsylvania, as well as documents relating to any board of directors conflicts of interest, dating from January 1, 2015 to the present. We also received three other similar requests from other stockholders in February and June 2021. On May 17, 2021, we were served with a complaint filed in the Court of Chancery of the State of Delaware by the stockholder making the February 2021 Section 220 Demand to compel the production of books and records requested. We are responding to each of the Section 220 Demands in turn and are attempting to resolve the Delaware Chancery Court complaint through an agreed production, but there can be no assurance that the Section 220 demands and Delaware Chancery Court suit will be resolved in a manner that is satisfactory to us. It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demands and the class and derivative actions described above.
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

ITEM 1A. Risk Factors
The following is a discussion of risk factors relating to the Merger. For additional information about risk factors that affect us, refer to Item 1A of Part I of our Form 10-K.
The Merger may not to be completed and the Merger Agreement may be terminated in accordance with its terms.
On May 23, 2021, we entered into the Merger Agreement with Cimarex to combine via an all-stock merger transaction. The Merger is subject to a number of conditions to closing, as specified in the Merger Agreement. These closing conditions include, among others, (1) the receipt of the required approvals from Cabot stockholders and Cimarex stockholders and (2) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited. We can provide no assurance that the required stockholder approvals will be obtained or that the required conditions to closing will be satisfied. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed at all. Any delay in completing the Merger could cause the combined business not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame. In addition, if the Merger is not completed by January 23, 2022, either Cabot or Cimarex may choose not to proceed with the Merger by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, Cabot and Cimarex may elect to terminate the Merger Agreement in certain other circumstances.
The termination of the Merger Agreement could negatively impact our business or result in our having to pay a termination fee.
If the Merger is not completed for any reason, including as a result of a failure to obtain the required approvals from our stockholders or Cimarex’s stockholders, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom we do business, as well as our employees; and
•we will be required to pay our costs relating to the Merger, including financial advisory, legal and accounting fees and expenses, regardless of whether the Merger is completed.
Additionally, if the Merger Agreement is terminated under certain circumstances, we may be required to pay Cimarex a termination fee of $250.0 million, including if the Merger Agreement is terminated because our Board of Directors has changed its recommendation in respect of the stockholder proposal relating to the issuance of shares of our common stock in connection with the Merger (the issuance proposal). In addition, we may be required to reimburse Cimarex for its expenses in an amount equal to $40.0 million if the Merger Agreement is terminated because of a failure of our stockholders to approve the issuance proposal.
The business relationships of Cabot and Cimarex may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on the business, financial condition, cash flows and results of operations of Cabot or Cimarex pending and following the Merger.
Regardless of whether the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results, including as follows:
•our and Cimarex’s current and prospective employees may experience uncertainty about their future roles with the combined business or the operations of the combined business following the Merger, which might adversely affect the two companies’ abilities to retain key management and other personnel;
•uncertainty regarding the completion of the Merger may cause parties with which we or Cimarex do business, including customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties, to delay or defer certain business decisions or to decide to seek to terminate, change or renegotiate their relationships with us or Cimarex; and
•the Merger Agreement restricts us and our subsidiaries from taking specified actions during the pendency of the Merger without Cimarex’s consent, which may prevent us from making appropriate changes to our business or organizational structure or prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Merger.
These disruptions could have a material and adverse effect on the business, financial condition, cash flows and results of operations, of Cabot or Cimarex, regardless of whether the Merger is completed, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
In addition, we have and will continue to divert significant management resources in an effort to complete the Merger. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.
The Merger Agreement subjects us to restrictions on our business activities prior to the effective time of the Merger, limits our ability to pursue alternatives to the Merger and may discourage other companies from making a favorable alternative transaction proposal.
The Merger Agreement restricts Cabot and Cimarex from entering into certain corporate transactions and taking other specified actions without the consent of the other party, and generally requires each party to continue its operations in the ordinary course, until completion of the Merger. These restrictions could be in place for an extended period of time if completion of the Merger is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The Merger Agreement also contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Merger, or may result in a potential acquirer of Cabot, or a potential competing acquirer of Cimarex, proposing to pay a lower per share price to acquire Cabot than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board of Directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. Further, even if our Board of Directors withholds, withdraws, qualifies or modifies its recommendation with respect to the Merger-related proposals to be voted on by our stockholders, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the such proposals to a vote of our stockholders. As noted above, the Merger Agreement further provides that under specified circumstances, including after a change of recommendation by our Board of Directors and a subsequent termination of the Merger Agreement by Cimarex in accordance with its terms, we may be required to pay Cimarex a cash termination fee of $250.0 million.
The failure to integrate the businesses and operations of Cabot and Cimarex successfully in the expected time frame may adversely affect the combined business’ future results.
The Merger involves the combination of two companies which currently operate, and until the completion of the Merger will continue to operate, as independent public companies. We can provide no assurances that our business and Cimarex’s business can be integrated successfully. It is possible that the integration process could result in the loss of key Cabot employees or key Cimarex employees, the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses or delays associated with and following completion of the Merger or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.
Furthermore, our Board of Directors and executive leadership immediately following the Merger will consist of former directors from each of Cabot and Cimarex and former executive officers from each of Cabot and Cimarex, respectively. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The combined business may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with and Cimarex’s business and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of the anticipated benefits related to the geographic, commodity and asset diversification and the expected size, scale, inventory and financial strength of the combined business, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined business.
The market price of our common stock may decline if large amounts of our common stock are sold following the Cimarex acquisition.
The market price of our common stock may fluctuate significantly following completion of the Merger and holders of our common stock could lose some or all of the value of their investment. If the Merger is consummated, we will issue shares of our common stock to former Cimarex stockholders. The Merger Agreement contains no restrictions on the ability of former Cimarex stockholders to sell or otherwise dispose of such shares following completion of the Merger. Former Cimarex stockholders may decide not to hold the shares of our common stock that they receive in the Merger, and our historic stockholders may decide to reduce their investment in Cabot as a result of the changes to our investment profile as a result of the Merger. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, our financial position after completion of the Merger may differ from our financial position before the completion of the Merger, and the results of our operations and/or cash flows after the completion of the Merger may be affected by factors different from those currently affecting our financial position or results of operations and/or cash flows, all of which could adversely affect the market price of our common stock. Furthermore, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, the Cabot common stock, regardless of Cabot’s actual operating performance.
Lawsuits have been filed against Cimarex and its directors in connection with the Merger and additional lawsuits relating to the Merger may be filed against Cimarex and its directors or against Cabot and its directors in the future. An adverse ruling in any such lawsuit could result in an injunction preventing the completion of the Merger and/or substantial costs to Cabot and Cimarex.
Securities and fiduciary lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Cabot’s and Cimarex’s respective liquidity and financial condition.
In June and July 2021, four putative stockholders of Cimarex filed separate lawsuits relating to the Merger. Each of the actions is asserted only on behalf of the named plaintiff. All four actions allege violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the registration statement on Form S-4 filed in connection with the Merger. One of the actions (Elliot) also asserts claims that the members of the Cimarex Board of Directors breached fiduciary duties in connection with the Merger and that Cimarex aided and abetted those alleged breaches. Each action names as defendants Cimarex and each of its directors, and each action seeks, among other things, to enjoin the Merger (or, in the alternative, rescission or an award for rescissory damages in the event the Merger is completed), an award of costs and attorneys’ and experts’ fees, and such other and further relief as the court may deem just and proper. We believe that the actions are without merit.
One of the conditions to the closing of the Merger is that no injunction by any governmental entity having jurisdiction over Cabot or Cimarex has been entered and continues to be in effect and no law has been adopted, in either case, that prohibits the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Cabot’s and Cimarex’s respective businesses, financial condition, cash flows and results of operations. In addition, either Cabot or Cimarex may terminate the Merger Agreement if any governmental entity having jurisdiction over any party has issued any order, decree, ruling or injunction permanently prohibiting the closing of the Merger that has become final and nonappealable or if any law has been adopted that permanently prohibits the closing of the Merger, so long as the terminating party has not breached any material covenant or agreement under the Merger Agreement that has caused, materially contributed to or resulted in such order, decree, ruling or injunction or other action.
We can provide no assurance that any of the defendants would be successful in the outcome of the lawsuits that have been filed thus far or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Cabot’s or Cimarex’s business, financial condition, cash flows and results of operations.
The indebtedness of the combined business may limit its financial flexibility.
Cabot and Cimarex are reviewing the treatment of Cabot’s existing indebtedness and Cimarex’s existing indebtedness and Cabot and/or Cimarex may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate Cabot’s existing indebtedness and/or Cimarex’s existing indebtedness prior to, in connection with or following the completion of the Merger.

Specifically, we and Cimarex expect Cimarex’s credit facility to be terminated in connection with completion of the Merger and, with respect to Cimarex’s senior notes, we expect that we may provide a parent guaranty and/or conduct one or more exchange offers, offers to purchase and/or consent solicitations. We and Cimarex expect that our revolving credit facility and our senior notes will remain outstanding following completion of the Merger. If we and Cimarex do seek to refinance our existing indebtedness and/or Cimarex’s existing indebtedness, we can provide no assurance that we and/or Cimarex would be able to execute the refinancing on favorable terms or at all. Any increase in the indebtedness of the combined business could have adverse effects on its financial condition, cash flows and results of operations, including by:
•imposing additional cash requirements on the combined business in order to support interest payments, which would reduce the amount available to fund its operations and other business activities;
•increasing the risk of default on debt obligations of the combined business;
•increasing the vulnerability of the combined business to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its business;
•limiting the ability of the combined business to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes;
•limiting the flexibility of the combined business in planning for or reacting to changes in its business and the industry in which it operates; and
•increasing the exposure of the combined business to a rise in interest rates, which would generate greater interest expense to the extent the combined business does not have applicable interest rate fluctuation hedges.
In connection with any debt refinancing related to the Merger, it is anticipated that we and Cimarex would seek ratings of the indebtedness of the combined business from one or more nationally recognized credit rating agencies. Such credit ratings would reflect each rating organization’s opinion of the combined business’ financial strength, operating performance and ability to meet its debt obligations. Such credit ratings will affect the cost and availability of future borrowings and, accordingly, the combined business’ cost of capital. We can provide no assurance that the combined business will achieve a particular rating or maintain a particular rating in the future.
In the event Cimarex’s senior notes remain outstanding following the Merger and the ratings of such senior notes are reduced below specified thresholds within specified time periods prior to or following the completion of the Merger, Cimarex could, subject to certain exceptions set forth in the indentures governing such senior notes, be required to offer to repurchase such senior notes at 101 percent of the aggregate principal amount of such senior notes outstanding plus any accrued and unpaid interest through the repurchase date. If Cimarex becomes obligated to make such an offer to repurchase, then following the completion of the Merger, an event of default may arise under the agreements governing our senior notes and our revolving credit facility, which could give rise to a need to negotiate amendments to those agreements or refinance the indebtedness represented by our senior notes and/or replace our revolving credit facility, the failure of which could have a material adverse effect on the business, financial condition, cash flows and results of operations of the combined business.
Following the completion of the Merger, we may incorporate Cimarex’s hedging activities into our business, and we may be exposed to additional commodity price risks arising from such hedges.
To mitigate a portion of its exposure to changes in commodity prices, Cimarex hedges oil and natural gas prices from time to time, primarily through the use of certain derivative instruments. If we assume existing Cimarex hedges or hedges that Cimarex enters into prior to the completion of the Merger, we will bear the economic impact of all of Cimarex’s hedges following the completion of the Merger. Actual crude oil and natural gas prices may differ from the combined business’ expectations and, as a result, such hedges may or may not have a negative impact on Cabot’s business.
The declaration, payment and amounts of dividends, if any, distributed to our stockholders following competition of the Merger will be uncertain.
Although each of Cabot and Cimarex has paid cash dividends on its respective shares of common stock in the past, our Board of Directors may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Decisions on whether, when and in which amounts to declare and pay any future dividends will remain in the discretion of the full Board of Directors (as reconstituted following the Merger). Any dividend payment amounts will be determined by the Board of Directors on a quarterly basis, and it is possible that the Board of Directors may increase or decrease the amount of dividends paid in the future, or determine not to declare dividends in the future, at any time and for any reason. We expect that any such decisions will depend on the combined business’s financial condition, results of operations, cash balances, cash requirements, future prospects, the outlook for commodity prices and other considerations that the Board of Directors deems relevant, including, but not limited to:
•whether we have enough cash to pay such dividends due to its cash requirements, capital spending plans, cash flows or financial position;
•our desire to maintain or improve the credit ratings on our debt; and
•applicable restrictions under Delaware law.
Stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.
The combined business may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to the results of operations of the combined business in the future.
In accordance with Accounting Standards Codification Topic 805, Business Combinations, the Merger will be accounted for as an acquisition by Cabot pursuant to the acquisition method of accounting for business combinations. Under the acquisition method of accounting, we will record the net tangible and identifiable intangible assets and liabilities of Cimarex and its subsidiaries as of the consummation of the Merger, at their respective fair values. The reported financial condition and results of operations of Cabot for periods after consummation of the Merger will reflect Cimarex balances and results after consummation of the Merger but will not be restated retroactively to reflect the historical financial position or results of operations of Cimarex and its subsidiaries for periods prior to the Merger.
Under the acquisition method of accounting, the total purchase price will be allocated to Cimarex’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger, with any excess purchase price allocated to goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, the combined business may be required to recognize material non-cash charges relating to such impairment. The combined business’ operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
Our ability to utilize Cimarex’s historic net operating loss carryforwards may be limited.
As of December 31, 2020, Cimarex had U.S. federal net operating loss carryforwards (NOLs) of approximately $2.0 billion, $1.8 billion of which is subject to expiration in years 2032 through 2037 and $224.4 million of which is not subject to expiration. Our ability to utilize these NOLs and other tax attributes to reduce future taxable income following the completion of the Merger depends on many factors, including future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended (Section 382) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5 percent of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of Cimarex’s NOLs would be subject to an annual limitation under Section 382, generally determined by multiplying (1) the fair market value of its stock at the time of the ownership change by (2) the long-term tax exempt rate published by the Internal Revenue Service for the month in which the ownership change occurs, subject to certain adjustments. Any unused annual limitation may be carried over to later years.
It is presently anticipated that Cimarex would undergo an ownership change under Section 382 as a result of the Merger, which would trigger a limitation (calculated as described above) on Cabot’s ability to utilize Cimarex’s historic NOLs and could cause some of those NOLs to expire unutilized. In addition, the NOLs Cimarex acquired in 2019 as part of its acquisition of Resolute Energy Corporation are already subject to a Section 382 limitation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended June 30, 2021. The maximum number of remaining shares that may be purchased under our share repurchase program as of June 30, 2021 was 11.0 million shares.

ITEM 6. Exhibits
Index to Exhibits

Exhibit Number	Description

2.1†
Agreement and Plan of Merger, dated as of May 23, 2021, by and among Cabot Oil & Gas Corporation, Double C Merger Sub, Inc. and Cimarex Energy Co. (incorporated herein by reference to Exhibit 2.1 of Cabot’s Current Report on Form 8-K filed with the SEC on May 24, 2021).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of June 29, 2021, by and among Cabot Oil & Gas Corporation, Double C Merger Sub, Inc. and Cimarex Energy Co. (incorporated herein by reference to Annex A of Cabot’s Registration Statement No. 333-257534 on Form S-4).

3.1	Restated Certificate of Incorporation of Cabot Oil & Gas Corporation (incorporated herein by reference to Exhibit 3.2 of Cabot’s Current Report on Form 8-K filed with the SEC on January 22, 2010).

3.2
Certificate of Amendment of Restated Certificate of Incorporation, dated as of May 1, 2012 (incorporated herein by reference to Exhibit 3.3 of Cabot’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

3.3
Certificate of Amendment of Restated Certificate of incorporation, dated as of May 1, 2014 (incorporated herein by reference to Exhibit 3.3 of Cabot’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

3.4	Amended and Restated Bylaws of Cabot Oil & Gas Corporation (incorporated herein by reference to Exhibit 3.1 of Cabot’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of June 17, 2021, by and among Cabot Oil & Gas Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Cabot’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.2*
Employment Letter Agreement, dated as of May 23, 2021, between Cabot Oil & Gas Corporation and Dan O. Dinges (incorporated herein by reference to Exhibit 10.1 of Cabot’s Registration Statement No. 333-257534 on Form S-4).

10.3*
Employment Letter Agreement, dated as of May 23, 2021, between Cabot Oil & Gas Corporation and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.2 of Cabot’s Registration Statement No. 333-257534 on Form S-4).

10.4*
Side Letter Agreement, dated as of June 29, 2021, by and among Cabot Oil & Gas Corporation, Cimarex Energy Co. and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.3 of Cabot’s Registration Statement No. 333-257534 on Form S-4).

10.5*	Form of Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.4 of Cabot’s Registration Statement No. 333-257534 on Form S-4).

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
†Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cabot hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
*Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABOT OIL & GAS CORPORATION
(Registrant)

July 30, 2021	By:	/s/ DAN O. DINGES
Dan O. Dinges
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

July 30, 2021	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 30, 2021	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)