Form 10-Q
period 2021-09-30
Coterra Energy Inc.
filed 2021-11-03
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 1-10447

COTERRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3072771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Three Memorial City Plaza
840 Gessner Road, Suite 1400, Houston, Texas 77024
(Address of principal executive offices, including ZIP code)
(281) 589-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	CTRA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021, there were 813,577,639 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

COTERRA ENERGY INC.

EXPLANATORY NOTE
On October 1, 2021, Cabot Oil & Gas Corporation (“Cabot”) completed its previously announced merger transaction involving Cimarex Energy Co. (“Cimarex”) pursuant to which a wholly owned subsidiary of Cabot merged with and into Cimarex, with Cimarex surviving the merger as a subsidiary of Cabot (the “Merger”). After the Merger, Cabot changed its name to Coterra Energy Inc. (“Coterra” or the “Company”).
Although this Quarterly Report on Form 10-Q is filed after the completion of the Merger, unless otherwise specifically noted herein, information set forth herein only relates to the period as of and for the quarter and year-to-date periods ended September 30, 2021 and therefore does not include the information of Cimarex for those periods. Accordingly, unless otherwise specifically noted herein, references herein to Coterra, the Company, we, us, or our refer only to Coterra and its subsidiaries prior to the Merger and do not include Cimarex and its subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except share and per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$76,270	$140,113
Restricted cash	9,981	11,578
Accounts receivable, net	284,709	214,724
Income taxes receivable	55,728	6,171
Inventories	12,781	15,270
Derivative instruments	—	26,209
Other current assets	3,254	1,650
Total current assets	442,723	415,715
Properties and equipment, net (Successful efforts method)	4,225,914	4,044,606
Other assets	62,060	63,211
	$4,730,697	$4,523,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$227,192	$162,081
Current portion of long-term debt	—	188,000
Accrued liabilities	21,041	22,374
Interest payable	4,883	17,771
Derivative instruments	212,894	—
Total current liabilities	466,010	390,226
Long-term debt, net	946,509	945,924
Deferred income taxes	790,604	774,195
Asset retirement obligations	91,732	85,489
Postretirement benefits	32,202	30,713
Other liabilities	77,528	81,278
Total liabilities	2,404,585	2,307,825

Commitments and contingencies

Stockholders' equity
Common stock:
Authorized — 960,000,000 shares of $0.10 par value in 2021 and 2020, respectively
Issued — 478,621,499 shares and 477,828,813 shares in 2021 and 2020, respectively	47,862	47,783
Additional paid-in capital	1,823,373	1,804,354
Retained earnings	2,276,071	2,184,352
Accumulated other comprehensive income	2,007	2,419
Less treasury stock, at cost:
78,957,318 shares and 78,957,318 shares in 2021 and 2020, respectively	(1,823,201)	(1,823,201)
Total stockholders' equity	2,326,112	2,215,707
	$4,730,697	$4,523,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
OPERATING REVENUES
Natural gas	$641,625	$333,256	$1,526,202	$991,882
(Loss) gain on derivative instruments	(201,282)	(42,253)	(301,641)	17,783
Other	53	38	182	181
	440,396	291,041	1,224,743	1,009,846
OPERATING EXPENSES
Direct operations	21,354	20,197	54,384	54,864
Transportation and gathering	148,794	146,982	418,984	425,563
Taxes other than income	8,207	3,615	17,195	10,705
Exploration	3,998	3,900	8,993	10,669
Depreciation, depletion and amortization	97,289	99,649	282,986	294,406
General and administrative	65,098	24,262	117,290	80,857
	344,740	298,605	899,832	877,064
Loss on equity method investments	—	—	—	(59)
Gain (loss) on sale of assets	184	31	275	(139)
INCOME (LOSS) FROM OPERATIONS	95,840	(7,533)	325,186	132,584
Interest expense, net	12,577	14,389	37,512	43,143
Other expense	47	57	139	171
Income (loss) before income taxes	83,216	(21,979)	287,535	89,270
Income tax expense (benefit)	20,502	(7,018)	68,003	19,947
NET INCOME (LOSS)	$62,714	$(14,961)	$219,532	$69,323

Earnings (loss) per share
Basic	$0.16	$(0.04)	$0.55	$0.17
Diluted	$0.16	$(0.04)	$0.55	$0.17

Weighted-average common shares outstanding
Basic	399,664	398,580	399,459	398,500
Diluted	402,738	398,580	401,923	400,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219,532	$69,323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	282,986	294,406
Deferred income tax expense	16,529	46,513
(Gain) loss on sale of assets	(275)	139
Exploratory dry hole cost	—	2,011
Loss (gain) on derivative instruments	301,641	(17,783)
Net cash (paid) received in settlement of derivative instruments	(61,302)	33,529
Loss on equity method investments	—	59
Amortization of debt issuance costs	2,132	2,234
Stock-based compensation and other	24,259	34,204
Changes in assets and liabilities:
Accounts receivable, net	(69,985)	72,285
Income taxes	(49,557)	(27,020)
Inventories	2,489	(1,433)
Other current assets	(1,605)	(637)
Accounts payable and accrued liabilities	64,390	(25,118)
Interest payable	(12,888)	(13,691)
Other assets and liabilities	(3,683)	1,372
Net cash provided by operating activities	714,663	470,393

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(459,040)	(478,422)
Proceeds from sale of assets	319	335
Investment in equity method investments	—	(35)
Proceeds from sale of equity method investments	—	(9,424)
Net cash used in investing activities	(458,721)	(487,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	100,000	123,000
Repayments of debt	(288,000)	(182,000)
Dividends paid	(127,813)	(119,532)
Tax withholdings on vesting of stock awards	(5,569)	(6,350)
Net cash used in financing activities	(321,382)	(184,882)
Net decrease in cash, cash equivalents and restricted cash	(65,440)	(202,035)
Cash, cash equivalents and restricted cash, beginning of period	151,691	213,783
Cash, cash equivalents and restricted cash, end of period	$86,251	$11,748
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2020	477,829	$47,783	78,957	$(1,823,201)	$1,804,354	$2,419	$2,184,352	$2,215,707
Net income	—	—	—	—	—	—	126,354	126,354
Stock amortization and vesting	548	55	—	—	3,878	—	—	3,933
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,887)	(39,887)
Other comprehensive loss	—	—	—	—	—	(137)	—	(137)
Balance at March 31, 2021	478,377	$47,838	78,957	$(1,823,201)	$1,808,232	$2,282	$2,270,819	$2,305,970
Net income	—	—	—	—	—	—	30,464	30,464
Stock amortization and vesting	244	24	—	—	7,538	—	—	7,562
Cash dividends at $0.11 per share	—	—	—	—	—	—	(43,963)	(43,963)
Other comprehensive loss	—	—	—	—	—	(138)	—	(138)
Balance at June 30, 2021	478,621	$47,862	78,957	$(1,823,201)	$1,815,770	$2,144	$2,257,320	$2,299,895
Net income	—	—	—	—	—	—	62,714	62,714
Stock amortization and vesting	—	—	—	—	7,603	—	—	7,603
Cash dividends at $0.11 per share	—	—	—	—	—	—	(43,963)	(43,963)
Other comprehensive income	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2021	478,621	$47,862	78,957	$(1,823,201)	$1,823,373	$2,007	$2,276,071	$2,326,112

(In thousands, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2019	476,882	$47,688	78,957	$(1,823,201)	$1,782,427	$1,360	$2,143,213	$2,151,487
Net income	—	—	—	—	—	—	53,910	53,910
Stock amortization and vesting	651	65	—	—	2,886	—	—	2,951
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,817)	(39,817)
Other comprehensive loss	—	—	—	—	—	(136)	—	(136)
Balance at March 31, 2020	477,533	$47,753	78,957	$(1,823,201)	$1,785,313	$1,224	$2,157,306	$2,168,395
Net income	—	—	—	—	—	—	30,374	30,374
Stock amortization and vesting	2	1	—	—	7,218	—	—	7,219
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,858)	(39,858)
Other comprehensive loss	—	—	—	—	—	(151)	—	(151)
Balance at June 30, 2020	477,535	$47,754	78,957	$(1,823,201)	$1,792,531	$1,073	$2,147,822	$2,165,979
Net loss	—	—	—	—	—	—	(14,961)	(14,961)
Stock amortization and vesting	2	—	—	—	7,471	—	—	7,471
Cash dividends at $0.10 per share	—	—	—	—	—	—	(39,857)	(39,857)
Other comprehensive loss	—	—	—	—	—	(144)	—	(144)
Balance at September 30, 2020	477,537	$47,754	78,957	$(1,823,201)	$1,800,002	$929	$2,093,004	$2,118,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
On October 1, 2021, Cabot Oil & Gas Corporation changed its name to Coterra Energy Inc. (the “Company” or “Coterra”) in connection with the Merger (defined below) involving Cimarex Energy Co. (“Cimarex”) described below.
During interim periods, the Company follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), except for any new accounting pronouncements adopted during the period. The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the results that may be expected for the entire year.
2. Acquisitions
Merger with Cimarex Energy Co.
On May 23, 2021, the Company entered into an Agreement and Plan of Merger (as amended as of June 29, 2021, the “Merger Agreement”) with Cimarex to combine via a merger transaction pursuant to which a wholly owned subsidiary of Cabot merged with and into Cimarex, with Cimarex surviving the merger as a subsidiary of Cabot (“Merger”). The respective Boards of Directors of the Company and Cimarex unanimously approved the Merger in May 2021, proposals related to the Merger were approved by stockholders of the Company and Cimarex on September 29, 2021, and the Merger was completed on October 1, 2021. Cimarex is an oil and gas exploration and production company with operations in Texas, New Mexico and Oklahoma.
The Company issued approximately 408.2 million shares of its common stock to Cimarex stockholders under terms of the Merger Agreement (excluding restricted shares that were awarded in replacement of previously outstanding Cimarex restricted share awards). Under the terms of the Merger Agreement, subject to certain exceptions, each share of Cimarex common stock was converted into the right to receive 4.0146 shares of common stock of the Company. Based on the closing price of Coterra's common stock on October 1, 2021, the total value of such shares of Coterra common stock was approximately $9.1 billion.
The transaction is being accounted for using the acquisition method of accounting, with the Company being treated as the accounting acquirer. Under the acquisition method of accounting, the assets, liabilities and mezzanine equity of Cimarex and its subsidiaries will be recorded at their respective fair values as of the date of the completion of the Merger. The preliminary purchase price allocation is not complete as of the date of this report and will be an ongoing process for up to one year subsequent to the closing date of the Merger. Determining the fair value of the assets and liabilities of Cimarex requires judgment and certain assumptions to be made, the most significant of these being related to the valuation of Cimarex's oil and gas properties. The Merger was structured as a tax-free reorganization for United States federal income tax purposes.
The post-acquisition results of operations of Cimarex for the fourth quarter of 2021 will be included in the Company's consolidated results for the period ending December 31, 2021.
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In thousands)	September 30, 2021	December 31, 2020
Proved oil and gas properties	$7,531,941	$7,068,605
Unproved oil and gas properties	28,610	49,829
Land, buildings and other equipment	96,245	92,566
	7,656,796	7,211,000
Accumulated depreciation, depletion and amortization	(3,430,882)	(3,166,394)
	$4,225,914	$4,044,606
At September 30, 2021, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
6.51% weighted-average senior notes	$37,000	$37,000
5.58% weighted-average senior notes(1)	87,000	175,000
3.65% weighted-average senior notes(2)	825,000	925,000
Unamortized debt issuance costs	(2,491)	(3,076)
	$946,509	$1,133,924
________________________________________________________
(1)Includes $88.0 million of current portion of long-term debt at December 31, 2020, which the Company repaid in January 2021.
(2)Includes $100.0 million of current portion of long-term debt at December 31, 2020, which the Company repaid in September 2021.
At September 30, 2021, the Company was in compliance with all financial and other covenants applicable to its revolving credit facility and senior notes.
Revolving Credit Agreement
The borrowing base under the terms of the Company's revolving credit facility was redetermined annually in April until the most recent amendment to the credit agreement in September 2021. Effective April 21, 2021, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively.
On June 17, 2021, the Company entered into an amendment to the credit agreement relating to its revolving credit facility to, among other things, (1) remove the requirement that certain of the Company’s restricted subsidiaries become guarantors under the credit agreement, (2) expand the permissible indebtedness that may be held or incurred by a restricted subsidiary and (3) make certain other changes to permit the Company and Cimarex to complete the Merger. This amendment became effective upon completion of the Merger on October 1, 2021.
On September 16, 2021, the Company entered into another amendment to the credit agreement to, among other things: (1) remove the provisions which limited borrowings thereunder to an amount not to exceed the borrowing base and certain related provisions; (2) replace the then-existing financial maintenance covenants with a covenant requiring maintenance of a ratio of total debt to consolidated EBITDA of not more than 3.0 to 1.0; (3) provide that if, in the future, the Company no longer has any other indebtedness subject to a leverage-based financial maintenance covenant, then the leverage covenant shall be replaced by a covenant requiring maintenance of a ratio of total debt to total capitalization not to exceed 65 percent at any time; and (4) provide for changes to certain exceptions to the negative covenants to reflect the completion of the Merger. This amendment became effective upon completion of the Merger and closing of the debt exchange described below.
At September 30, 2021, the Company had no borrowings outstanding under its revolving credit facility and had unused commitments of $1.5 billion.
Debt Exchange
Subsequent Event. On October 7, 2021 and after the completion of the Merger, the Company completed the exchange of $1.8 billion in aggregate principal of Cimarex senior notes (“Existing Cimarex Notes”) for $1.8 billion in aggregate principal of new notes issued by Coterra (“New Coterra Notes”) and $1.8 million of cash consideration. In connection with the debt exchange, Cimarex obtained consents to adopt certain proposed amendments to each of the indentures governing the Existing Cimarex Notes to eliminate certain of the covenants, restrictive provisions and events of default from such indentures. The New Coterra Notes are general, unsecured, senior obligations of the Company and have substantially identical terms and covenants to the Existing Cimarex Notes (before giving effect to the amendments referred to in the immediately preceding sentence).

5. Derivative Instruments
As of September 30, 2021, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	4,600,000	Oct. 2021-Dec. 2021					$2.74
Natural gas (NYMEX)	41,400,000	Oct. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.89 - $3.80	$3.10
Natural gas (NYMEX)	9,200,000	Oct. 2021-Dec. 2021					$4.01
Natural gas (NYMEX)	9,150,000	Nov. 2021-Dec. 2021					$4.02
Natural gas (NYMEX)	1,550,000	Oct. 2021	$—	$2.50	$—	$2.80
Natural gas (NYMEX)	3,100,000	Oct. 2021					$2.78
Natural gas (NYMEX)	36,000,000	Jan. 2022-Mar. 2022	$4.00 - $4.75	$4.38	$5.00 - $10.32	$6.97
Natural gas (NYMEX)	42,800,000	Apr. 2022- Oct. 2022	$3.00 - $3.50	$3.19	$4.07 - $4.83	$4.30
Subsequent event. As a result of the Merger, the Company acquired the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (Perm EP)(1)	2,760,000	Oct. 2021-Dec. 2021	$1.50 - $1.52	$1.51	$—	$1.80
Natural gas (Perm EP)(1)	3,640,000	Oct. 2021-Mar. 2022	$1.80 - $1.90	$1.85	$2.18 - $2.19	$2.18
Natural gas (Perm EP)(1)	5,460,000	Oct. 2021-Jun. 2022	$—	$2.40	$2.85 - $2.90	$2.88
Natural gas (Perm EP)(1)	7,300,000	Jan. 2022-Dec. 2022	$—	$2.50	$—	$3.15
Natural gas (PEPL)(2)	2,760,000	Oct. 2021-Dec. 2021	$1.70 - $1.78	$1.73	$2.12 - $2.18	$2.14
Natural gas (PEPL)(2)	7,280,000	Oct. 2021-Mar. 2022	$1.90 - $2.10	$2.00	$2.35 - $2.44	$2.40
Natural gas (PEPL)(2)	5,460,000	Oct. 2021-Jun. 2022	$—	$2.40	$2.81 - $2.91	$2.86
Natural gas (PEPL)(2)	7,300,000	Jan. 2022-Dec. 2022	$—	$2.60	$—	$3.27
Natural gas (Waha)(3)	2,760,000	Oct. 2021-Dec. 2021	$—	$1.50	$1.75 - $1.76	$1.75
Natural gas (Waha)(3)	7,280,000	Oct. 2021-Mar. 2022	$1.70 - $1.84	$1.77	$2.10 - $2.20	$2.15
Natural gas (Waha)(3)	5,460,000	Oct. 2021-Jun. 2022	$—	$2.40	$2.82 - $2.89	$2.86
Natural gas (Waha)(3)	3,650,000	Oct. 2021-Sep. 2022	$—	$2.40	$—	$2.77
Natural gas (Waha)(3)	7,300,000	Jan. 2022-Dec. 2022	$—	$2.50	$—	$3.12
________________________________________________________
(1)The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(2)The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.
(3)The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

			Collars
			Floor		Ceiling		Basis Swaps	Roll Swaps
Type of Contract	Volume (Mbbl)	Contract Period	Range ($/Bbl)	Weighted-Average ($/Bbl)	Range ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)
Crude oil (WTI)	1,288	Oct. 2021-Dec. 2021	$29.00-$30.00	$29.71	$34.15-$40.55	$36.86
Crude oil (WTI)	1,274	Oct. 2021-Mar. 2022	$—	$35.00	$45.15-$45.40	$45.28
Crude oil (WTI)	2,457	Oct. 2021-Jun. 2022	$35.00-$37.50	$36.11	$48.38-$51.10	$49.97
Crude oil (WTI)	3,650	Oct. 2021-Sep. 2022	$—	$40.00	$47.55-$50.89	$49.19
Crude oil (WTI)	2,920	Jan. 2022-Dec. 2022	$—	$57.00	$72.20-$72.80	$72.43
Crude oil (WTI Midland)(1)	1,196	Oct. 2021-Dec. 2021					$(0.65)
Crude oil (WTI Midland)(1)	1,274	Oct. 2021-Mar. 2022					$0.11
Crude oil (WTI Midland)(1)	2,184	Oct. 2021-Jun. 2022					$0.25
Crude oil (WTI Midland)(1)	2,555	Oct. 2021-Sep. 2022					$0.38
Crude oil (WTI Midland)(1)	2,920	Jan. 2022-Dec. 2022					$0.05
Crude oil (WTI)	1,274	Oct. 2021-Mar. 2022						$(0.24)
Crude oil (WTI)	1,092	Oct. 2021-Jun. 2022						$(0.20)
Crude oil (WTI)	2,555	Oct. 2021-Sep. 2022						$0.10
________________________________________________________
(1)The index price the Company pays under these basis swaps is WTI Midland as quoted by Argus Americas Crude.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In thousands)	Balance Sheet Location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commodity contracts	Derivative instruments (current)	$—	$26,209	$212,894	$—
Commodity contracts	Other liabilities (non-current)	—	—	1,237	—
		$—	$26,209	$214,131	$—
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In thousands)	September 30, 2021	December 31, 2020
Derivative assets
Gross amounts of recognized assets	$953	$26,354
Gross amounts offset in the condensed consolidated balance sheet	(953)	(145)
Net amounts of assets presented in the condensed consolidated balance sheet	—	26,209
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$—	$26,209

Derivative liabilities
Gross amounts of recognized liabilities	$215,084	$145
Gross amounts offset in the condensed consolidated balance sheet	(953)	(145)
Net amounts of liabilities presented in the condensed consolidated balance sheet	214,131	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$214,131	$—

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$(64,351)	$14,106	$(61,302)	$33,529
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(136,931)	(56,359)	(240,339)	(15,746)
	$(201,282)	$(42,253)	$(301,641)	$17,783

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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2021
Assets
Deferred compensation plan	$25,737	$—	$—	$25,737
Derivative instruments	—	—	953	953
	$25,737	$—	$953	$26,690
Liabilities
Deferred compensation plan	$36,525	$—	$—	$36,525
Derivative instruments	—	58,737	156,347	215,084
	$36,525	$58,737	$156,347	$251,609

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2020
Assets
Deferred compensation plan	$22,510	$—	$—	$22,510
Derivative instruments	—	2,647	23,707	26,354
	$22,510	$2,647	$23,707	$48,864
Liabilities
Deferred compensation plan	$30,581	$—	$—	$30,581
Derivative instruments	—	—	145	145
	$30,581	$—	$145	$30,726
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Balance at beginning of period	$23,562	$(22)
Total gain (loss) included in earnings	(222,387)	2,866
Settlement (gain) loss	43,431	(16,678)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(155,394)	$(13,834)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(156,642)	$(13,733)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of September 30, 2021, additional disclosures were not required.
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
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instruments could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents and restricted cash approximate fair value, due to the short-term maturities of these instruments. Cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy and the remaining financial instruments are classified as Level 2.
The Company uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s outstanding debt to new issuances and secondary trades of similar size and credit statistics for both public and private debt. The estimated fair value of the Company's outstanding debt is based on interest rates currently available to the Company. The Company’s debt is valued using an income approach and classified as Level 3 in the fair value hierarchy.

The carrying amount and estimated fair value of debt is as follows:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$946,509	$1,010,687	$1,133,924	$1,213,811
Current maturities	—	—	(188,000)	(189,332)
Long-term debt, excluding current maturities	$946,509	$1,010,687	$945,924	$1,024,479

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In thousands)	Nine Months Ended September 30, 2021
Balance at beginning of period	$85,989
Liabilities incurred	2,924
Liabilities settled	(135)
Accretion expense	3,454
Balance at end of period	92,232
Less: current asset retirement obligations	(500)
Noncurrent asset retirement obligations	$91,732
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation and Gathering Agreements” and “Lease Commitments” as disclosed in Note 9 of the Notes to Consolidated Financial Statements in the Form 10-K.
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
Securities Litigation
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Dan O. Dinges, its Chief Executive Officer, and Scott C. Schroeder, its Chief Financial Officer, alleging that the Company made misleading statements in its periodic filings with the SEC in violation of Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs allege misstatements in the Company’s public filings and disclosures over a number of years relating to its potential liability for alleged environmental violations in Pennsylvania. The plaintiffs allege that such misstatements caused a decline in the price of the Company’s common stock when it disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 two notices of violations from the Pennsylvania Department of Environmental Protection and an additional decline when it disclosed on June 15, 2020 the criminal charges brought by the Office of the Attorney General of the Commonwealth of Pennsylvania related to alleged violations of the Pennsylvania Clean Streams Law, which prohibits discharge of industrial wastes. The court appointed Delaware County Employees Retirement System to represent the purported class on February 3, 2021. In April 2021, the complaint was amended to include Phillip L. Stalnaker, the Company’s Senior Vice President of Operations, as a defendant. The plaintiffs seek monetary damages, interest and attorney’s fees.

Also in October 2020, a stockholder derivative action styled Ezell v. Dinges, et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Messrs. Dinges and Schroeder and the Board of Directors of the Company, for alleged securities violations under Section 10(b) and Section 21D of the Exchange Act arising from the same alleged misleading statements that form the basis of the class action lawsuit described above. In addition to the Exchange Act claims, the derivative actions also allege claims based on breaches of fiduciary duty and statutory contribution theories. On December 9, 2020, the Ezell case was consolidated with a second derivative case with similar allegations. In January 2021, a third derivative case was filed with substantially similar allegations and it too was consolidated with the Ezell case in February 2021.
On February 25, 2021, the Company filed a motion to transfer the class action lawsuit to the U.S. District Court for the Southern District of Texas, in Houston, Texas, where its headquarters are located. On June 11, 2021, the Company filed a motion to dismiss the class action lawsuit on the basis that the plaintiffs’ allegations do not meet the requirements for pleading a claim under Section 10(b) or Section 20 of the Exchange Act. On June 22, 2021, the motion to transfer the class action lawsuit to the Southern District of Texas was granted. Pursuant to the prior agreement of the parties, the consolidated derivative case discussed in the preceding paragraph was also transferred to the Southern District of Texas on July 12, 2021. Subsequently, an additional stockholder derivative action styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the benefit of Geri D. Treppel and Larry A. Treppel v. Dinges, et al. (U.S. District Court, Southern District of Texas, Houston Division), asserting substantially similar Delaware common law claims as in the existing derivative cases, was filed in the Southern District of Texas and consolidated with the existing consolidated derivative cases. The motions to dismiss the class action lawsuit and the derivative actions are pending. The Company intends to vigorously defend the class action and derivative lawsuits.
In November 2020, the Company received a stockholder demand for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (“Section 220 Demand”). The Section 220 Demand seeks broad categories of documents reviewed by the Board of Directors and minutes of meetings of the Board of Directors pertaining to alleged environmental violations in Pennsylvania, as well as documents relating to any board of directors conflicts of interest, dating from January 1, 2015 to the present. The Company also received three other similar requests from other stockholders in February and June 2021. On May 17, 2021, the Company was served with a complaint filed in the Court of Chancery of the State of Delaware by the stockholder making the February 2021 Section 220 Demand to compel the production of books and records requested. After making an agreed books and records production, the Section 220 complaint was voluntarily dismissed effective September 21, 2021. The Company also provided substantially the same books and records production in response to the other three Section 220 requests described above. It is possible that one or more additional stockholder suits could be filed pertaining to the subject matter of the Section 220 Demands and the class and derivative actions described above.
Other Legal Matters
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

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Natural gas	$641,625	$333,256	$1,526,202	$991,882
Other	53	38	182	181
	$641,678	$333,294	$1,526,384	$992,063
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
As of September 30, 2021, the Company had $7.9 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from two to 17 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, which is generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $285.4 million and $215.3 million as of September 30, 2021 and December 31, 2020, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Capital Stock
Issuance of Common Stock
On October 1, 2021 and upon closing the Merger, the Company issued approximately 408.2 million shares of its common stock to Cimarex stockholders under the terms of the Merger Agreement (excluding restricted shares that were awarded in replacement of previously outstanding Cimarex restricted share awards).
Increase in Number of Authorized Shares
On September 29, 2021, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Company common stock from 960,000,000 shares to 1,800,000,000 shares. That amendment became effective on October 1, 2021.
Dividends
In April 2021, the Company’s Board of Directors approved an increase in the quarterly dividend on the Company's common stock from $0.10 per share to $0.11 per share.
Subsequent Event. On October 4, 2021, and in connection with the closing of the Merger, the Company’s Board of Directors approved a special dividend of $0.50 per share payable on the Company’s common stock on October 22, 2021. On November 3, 2021, the Company’s Board of Directors approved an increase in the quarterly dividend on the Company's common stock from $0.11 per share to $0.125 per share. Also on that date, related to the Company's dividend strategy to return at least 50 percent of quarterly free cash flows to stockholders, the Board of Directors approved a variable dividend of $0.175 per share, for a total dividend of $0.30 per share, payable on the Company’s common stock on November 24, 2021.

11. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units, performance share awards and stock options. Stock-based compensation expense associated with these awards was $10.3 million and $11.4 million in the third quarters of 2021 and 2020, respectively, and $26.3 million and $36.0 million in the first nine months of 2021 and 2020, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 14 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Stock Options
Subsequent Event. On October 1, 2021, the Company granted stock option awards to purchase 1,577,554 shares of the Company’s common stock with exercise prices ranging from $8.47 to $28.72 per share. These awards are replacement awards granted to Cimarex employees and former employees as provided under the Merger Agreement and were fully vested on the closing date of the Merger. The grant date fair value of approximately $14.6 million is expected to be recognized as merger consideration.
Fair value was determined using a Black-Scholes option pricing model for in-the-money options and a Monte Carlo simulation model for out-of-the-money options based on the following assumptions:

	In-the-money Options	Out-of-the-money Options
Assumptions:
Strike price	$8.47 - $20.73	$23.45 - $28.72
Expected life	1.9 - 3.1 years	0.9 - 2.8 years
Expected volatility	41.06% - 45.77%	38.44% - 47.25%
Risk-free rate	0.26% - 0.50%	0.08% - 0.44%

Restricted Stock Awards
Subsequent Event. On October 1, 2021, the Company granted 3,364,354 shares of restricted stock, with a grant date value of $22.25 per share. These awards are replacement awards granted to Cimarex employees as provided under the Merger Agreement. The fair value of these awards is measured based on the closing stock price on the closing date of the Merger (grant date). The awards will vest over periods ranging from two months to three years. Approximately $23.5 million of the grant date value is expected to be recognized as merger consideration and the remaining fair value will be recognized as stock-based compensation expense over the respective vesting periods.
Restricted Stock Units
Subsequent Event. On September 30, 2021, certain executives of the Company entered into letter agreements whereby, in exchange for the cancellation of their rights under their change-in-control agreements and the non-competition and non-solicitation provisions contained in the letter agreements, each such executive would receive a grant of restricted stock units at the effective time of the Merger. On October 1, 2021, the Company granted 258,252 shares of restricted stock units, with a grant date value of $22.25 per unit to each such executive. The fair value of these units is measured based on the closing stock price on the October 1, 2021 grant date and will fully vest over a six-month vesting period.
Restricted Stock Units - Non-Employee Directors
During the first nine months of 2021, the Company granted 107,156 restricted stock units, with a weighted-average grant date value of $18.50 per unit, to the Company's non-employee directors. The fair value of these units is measured based on the closing stock price on the grant date and stock-based compensation expense is recorded immediately. These units immediately vest and are payable in shares of common stock of the Company when the director ceases to be a director of the Company.
Also during the first nine months of 2021, the Company issued 244,433 shares of common stock in connection with the vesting of restricted stock units with a weighted-average grant date value of $14.08 upon the retirement of one of the Company's non-employee directors in the second quarter of 2021.

Subsequent Event. In October 2021, the Company issued 321,663 shares of common stock with a weighted-average grant date value of $19.29 upon the resignation of three of the Company's non-employee directors on the closing date of the Merger.
Performance Share Awards
The performance period for the awards granted by the Company during the first nine months of 2021 commenced on January 1, 2021 and ends on December 31, 2023. The Company used an annual forfeiture rate assumption ranging from zero percent to four percent for purposes of recognizing stock-based compensation expense for its performance share awards.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock. Based on the Company’s probability assessment at September 30, 2021, it is considered probable that the criteria for all performance awards based on internal metrics awards will be met.
Employee Performance Share Awards. During the first nine months of 2021, the Company granted 696,280 Employee Performance Share Awards at a grant date value of $18.58 per share. The 2021 awards are scheduled to vest 100 percent on the third anniversary of the grant date, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period, as set by the compensation committee of the Company's Board of Directors. If the Company does not meet the performance metric for the applicable performance period, then the performance shares that would have been issued on the anniversary date will be forfeited.
On September 29, 2021, in accordance with the Merger Agreement, the compensation committee of the Board of Directors of the Company certified that the performance conditions of the Employee Performance Share Awards which were granted in 2019 had been met. These awards are expected to be issued and fully vested in the first quarter of 2022.
Hybrid Performance Share Awards. During the first nine months of 2021, the Company granted 423,171 Hybrid Performance Share Awards at a grant date value of $18.58 per share. The 2021 awards are scheduled to vest 25 percent on each of the first and second anniversary of the grant date and 50 percent on the third anniversary of the grant date, provided that the Company has $100 million or more of operating cash flow for the year preceding the vesting date, as set by the compensation committee of the Company's Board of Directors. If the Company does not meet the performance metric for the applicable period, then the portion of the performance shares that would have been issued on that anniversary date will be forfeited.
Subsequent Event. On October 1, 2021, in accordance with the Merger Agreement, the Company vested 960,497 shares of common stock in connection with the accelerated vesting of all outstanding Hybrid Performance Share Awards with a weighted-average grant date value of $18.45 upon the completion of the Merger. The Company will recognize approximately $7.6 million of stock-based compensation expense in the fourth quarter of 2021 associated with the accelerated vesting of these awards.
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
TSR Performance Share Awards. During the first nine months of 2021, the Company granted 723,224 TSR Performance Share Awards which are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group over a three-year performance period. The Company incorporated a new feature in the 2021 TSR awards that will reduce the potential cash component of the award if the actual performance is negative over the three-year period and the base calculation indicates an above-target payout.

The following assumptions were used to determine the grant date fair value of the equity component on February 17, 2021 and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	September 30, 2021
Fair value per performance share award	$16.07	$0.94 - $7.76
Assumptions:
Stock price volatility	39.8%	38.53% - 44.44%
Risk-free rate of return	0.20%	0.04% - 0.34%
Subsequent Event. On October 1, 2021, in accordance with the Merger Agreement, the Company vested 2,122,077 shares of common stock in connection with the accelerated vesting of all outstanding TSR Performance Share Awards with a weighted-average grant date value of $16.30 upon the completion of the Merger. Under the terms of the Merger Agreement, all TSR Performance Share Awards were vested at target, resulting in a 100 percent payout of equity, with no cash payments earned under the awards. The Company will recognize approximately $10.3 million of stock-based compensation expense in the fourth quarter of 2021 associated with the acceleration of vesting of these awards.

12. Employee Benefit Plans
Deferred Compensation Plan
Subsequent Event. On September 30, 2021, certain executives of the Company entered into letter agreements whereby, in exchange for the cancellation of their rights under their change-in-control agreements and the non-competition and non-solicitation provisions contained in the letter agreements, each such executive would receive a contribution into his or her deferred compensation account at the effective time of the Merger. On October 1, 2021, the Company made deferred contribution payments totaling approximately $19.3 million into such executives’ deferred compensation accounts. All of such contributions are fully vested.
13. Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated, except that the common shares outstanding for the period is increased using the treasury stock method to reflect the potential dilution that could occur if outstanding stock awards were vested at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.
The following is a calculation of basic and diluted weighted-average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Weighted-average shares - basic	399,664	398,580	399,459	398,500
Dilution effect of stock awards at end of period	3,074	—	2,464	2,128
Weighted-average shares - diluted	402,738	398,580	401,923	400,628
The following table presents weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect due to net loss	—	3,009	—	—
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—	914	51
	—	3,009	914	51

14. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In thousands)	September 30, 2021	December 31, 2020
Accounts receivable, net
Trade accounts	$285,367	$215,301
Other accounts	381	462
	285,748	215,763
Allowance for doubtful accounts	(1,039)	(1,039)
	$284,709	$214,724
Other assets
Deferred compensation plan	$25,737	$22,510
Debt issuance costs	5,329	6,875
Operating lease right-of-use assets	30,961	33,741
Other accounts	33	85
	$62,060	$63,211
Accounts payable
Trade accounts	$24,124	$12,896
Royalty and other owners	45,900	37,243
Accrued transportation	53,800	52,238
Accrued capital costs	39,771	37,872
Taxes other than income	16,401	13,736
Other accounts	47,196	8,096
	$227,192	$162,081
Accrued liabilities
Employee benefits	$12,762	$14,270
Taxes other than income	3,330	3,026
Operating lease liabilities	3,814	3,991
Other accounts	1,135	1,087
	$21,041	$22,374
Other liabilities
Deferred compensation plan	$36,525	$30,581
Derivative instruments	1,237	—
Operating lease liabilities	27,035	29,628
Other accounts	12,731	21,069
	$77,528	$81,278

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations for the three and nine month periods ended September 30, 2021 and 2020 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Coterra Energy Inc. (formerly Cabot Oil & Gas Corporation) Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”).
OVERVIEW
Cimarex Merger
On May 23, 2021, we entered into an Agreement and Plan of Merger (as amended as of June 29, 2021, the “Merger Agreement”) with Cimarex Energy Co. (“Cimarex”) to combine via a merger transaction pursuant to which our wholly owned subsidiary merged with and into Cimarex, with Cimarex surviving the merger as our subsidiary (“Merger”). The respective Boards of Directors of both companies unanimously approved the Merger in May 2021, proposals related to the Merger were approved by stockholders of both companies on September 29, 2021, and the Merger was completed on October 1, 2021. Cimarex is an oil and gas exploration and production company with operations in Texas, New Mexico and Oklahoma.
Under the terms of the Merger Agreement, and subject to certain exceptions specified therein, each eligible share of Cimarex common stock was converted into the right to receive 4.0146 shares of our common stock at closing. As a result of the completion of the Merger, we issued approximately 408.2 million shares of common stock to Cimarex stockholders (excluding shares that were awarded in replacement of previously outstanding Cimarex restricted share awards). Based on the closing price of our common stock on October 1, 2021, the total value of such shares of Coterra common stock issued was approximately $9.1 billion.
Additionally on October 1, 2021, we changed our name to Coterra Energy Inc. and, after receiving approval from our stockholders on September 29, 2021, increased the number of authorized shares of our common stock from 960,000,000 to 1,800,000,000.
Financial and Operating Overview
Financial and operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflect the following:
•Natural gas production decreased 15.3 Bcf from 639.2 Bcf, or 2,333 Mmcf per day, in the 2020 period to 623.9 Bcf, or 2,285 Mmcf per day, in the 2021 period. The decrease was driven by the timing of our drilling and completion activities in the Marcellus Shale in 2021.
•Average realized natural gas price was $2.35 per Mcf, 47 percent higher than the $1.60 per Mcf realized in the corresponding period of the prior year.
•Total capital expenditures were $460.9 million compared to $463.9 million in the corresponding period of the prior year.
•Drilled 73 gross wells (70.1 net) with a success rate of 100 percent compared to 55 gross wells (49.2 net) with a success rate of 100 percent for the corresponding period of the prior year. Wells drilled represents wells drilled to total depth during the period.
•Completed 71 gross wells (67.1 net) in 2021 compared to 71 gross wells (62.3 net) in the corresponding period of 2020. Wells completed includes wells completed during the period, regardless of when they were drilled.
•Average rig count during 2021 was approximately 2.7 rigs in the Marcellus Shale, compared to an average rig count of approximately 2.3 rigs during the corresponding period of 2020.
•Repaid $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021, and $100.0 million of our 3.65% weighted-average senior notes, which matured in September 2021.
Impact of the COVID-19 Pandemic
The ongoing coronavirus (“COVID-19”) outbreak, which the World Health Organization (WHO) declared as a pandemic in March 2020, has reached more than 200 countries and territories and there continues to be considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the global availability and efficacy of treatments and recently deployed vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus and alleviate strain on the healthcare system and the economic impacts of those actions.
We have implemented preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. Beginning in March 2020, we modified certain business practices (including those related to nonoperational employee work locations and the cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the WHO and other governmental and regulatory authorities. In addition, we implemented and provided training on a COVID-19 Safety Policy containing personal safety protocols; provided additional personal protective equipment to our workforce; implemented rigorous COVID-19 self-assessment, contact tracing and quarantine protocols; increased cleaning protocols at all of our employee work locations; and provided additional paid leave to employees with actual or presumed COVID-19 cases. We also collaborated, and continue to collaborate, with customers, suppliers and service providers to minimize potential impacts to or disruptions of our operations and to implement longer-term emergency response protocols. Although we returned to full in-person working in our Houston headquarters and other offices in July 2021 (due to our determination that we could safely do so), we intend to continue to monitor developments affecting our workforce, our customers, our suppliers, our service providers and the communities in which we operate, including any significant resurgence in COVID-19 transmission and infection. Should the need arise, we will take such precautions as we believe are warranted.
Our efforts to respond to the challenges presented by the ongoing pandemic, as well as certain operational decisions we previously implemented, such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations. We have not required any loans under any COVID-19-related federal or other governmental programs to support our operations, and we do not expect to have to utilize any such funding.
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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices, particularly natural gas prices. Since material declines in commodity prices could have a material adverse effect on our operating results, financial condition, liquidity and ability to obtain financing. Lower commodity prices also may reduce the amount of oil, natural gas, and natural gas liquids (“NGL”) that we can produce economically. In addition, in periods of low commodity prices, we may elect to curtail a portion of our production from time to time. Historically, commodity prices have been volatile, with prices sometimes fluctuating widely, and they may remain volatile. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. In addition to commodity prices and production volumes, finding and developing sufficient amounts of oil and natural gas reserves at economical costs are critical to our long-term success.
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
One of the impacts of the COVID-19 pandemic was a significant reduction in demand for crude oil, and to a lesser extent, natural gas. The supply/demand imbalance driven by the COVID-19 pandemic and production disagreements in March 2020 among members of the Organization of Petroleum Exporting Countries and certain other oil exporting countries (OPEC+) led to a significant global economic contraction generally in 2020 and continued to have disruptive impacts on the oil and gas industry in 2021. Although the members of OPEC+ agreed in April 2020 to cut oil production and have subsequently taken actions that generally have supported commodity prices, and U.S. production has declined, oil prices and natural gas prices remained low, relative to pre-pandemic levels, through the first quarter of 2021, as the oversupply and lack of demand in the market persisted. Oil, natural gas and NGL prices increased in the third quarter of 2021 compared to the third quarter of 2020 and have further strengthened after the end of the third quarter of 2021, in part due to greater demand during the early summer heating season and slightly decreasing production levels.
Meanwhile, NYMEX oil and natural gas futures prices have strengthened since the reduction of pandemic-related restrictions and recent OPEC+ cooperation. Improving oil and natural gas futures prices in part reflect market expectations of limited US supply growth from publicly traded companies as a result of capital investment discipline and a focus on delivering free cash flow returns to stockholders. In addition, natural gas prices have benefited from strong worldwide liquefied natural gas (“LNG”) demand and sustained higher U.S. exports, lower associated gas growth from oil drilling and improved U.S. economic activity. Oil price futures have improved coinciding with recovering global economic activity, lower supply from major oil producing countries, OPEC+ cooperation and moderating inventory levels.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may increase. Although we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
We currently believe that we are well-positioned to manage the challenges presented by the volatility in the commodity pricing environment, and we believe we can endure continued volatility in current and future commodity prices by continuing to:
•Exercise discipline in our capital program with the expectation of funding our capital expenditures with cash on hand, operating cash flows, and if required, borrowings under our revolving credit facility;
•Manage our portfolio by strategically curtailing production in periods of weaker commodity prices;
•Optimize our drilling, completion and operational efficiencies;
•Manage our balance sheet, which (when taken together with availability under our revolving credit facility) provides sufficient cash availability to meet our capital requirements and maintain compliance with our debt covenants; and
•Manage price risk by strategically hedging our production.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Outlook
We expect our fourth quarter 2021 capital program to be approximately $245.0 million to $275.0 million for the combined company after the Merger with Cimarex. We expect to fund these capital expenditures with our operating cash flow and, if required, cash on hand.
In 2020, we drilled 74 gross wells (64.3 net) and completed 86 gross wells (77.3 net), of which 26 gross wells (26.0 net) were drilled but uncompleted in prior years. For the first nine months of 2021, our capital program focused on the Marcellus Shale, where we drilled 70.1 net wells and completed 67.1 net wells. Our fourth quarter 2021 capital program will focus on the Permian Basin, where we are currently running five rigs and two completion crews, and the Marcellus Shale, where we are currently running two rigs and two completion crews. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the natural gas price environment and may adjust our capital expenditures accordingly.
Financial Condition
Capital Resources and Liquidity
Our primary source of cash for the nine months ended September 30, 2021 was from net cash flows related to the sale of natural gas production. These cash flows were used to fund our capital expenditures, principal and interest payments on debt and payment of dividends. See below for additional discussion and analysis of our cash flows.

The borrowing base under the terms of our revolving credit facility was redetermined annually in April until the most recent amendment to the credit agreement in September 2021. Effective April 21, 2021, the borrowing base and available commitments were reaffirmed at $3.2 billion and $1.5 billion, respectively.
On June 17, 2021, we entered into an amendment to the credit agreement relating to our revolving credit facility to, among other things, (1) remove the requirement that certain of our restricted subsidiaries become guarantors under the credit agreement, (2) expand the permissible indebtedness that may be held or incurred by a restricted subsidiary and (3) make certain other changes to permit us to complete the Merger. This amendment became effective upon completion of the Merger on October 1, 2021.
On September 16, 2021, we entered into another amendment to the credit agreement to, among other things: (1) remove the provisions which limited borrowings thereunder to an amount not to exceed the borrowing base and certain related provisions; (2) replace the then-existing financial maintenance covenants with a covenant requiring maintenance of a ratio of total debt to consolidated EBITDA of not more than 3.0 to 1.0; (3) provide that if, in the future, we no longer have any other indebtedness subject to a leverage-based financial maintenance covenant, then the leverage covenant shall be replaced by a covenant requiring maintenance of a ratio of total debt to total capitalization not to exceed 65 percent at any time; and (4) provide for changes to certain exceptions to the negative covenants to reflect the completion of the Merger. This amendment became effective upon completion of the Merger on October 1, 2021, and closing of the debt exchange described below.
At September 30, 2021, we had no borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.
We strive to manage our debt at a level below the available credit line in order to maintain borrowing capacity. Our revolving credit facility includes a covenant limiting our borrowing capacity based on our leverage ratio. We believe that, with operating cash flows, cash on hand and availability under our revolving credit facility, we have the capacity to fund our spending plans.
At September 30, 2021, we were in compliance with all financial and other covenants applicable to our revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
On October 7, 2021 and after the completion of the Merger, we completed the exchange of $1.8 billion in aggregate principal of Cimarex senior notes (“Existing Cimarex Notes”) for $1.8 billion in aggregate principal of new notes issued by us (“New Coterra Notes”) and $1.8 million of cash consideration. In connection with the debt exchange, Cimarex obtained consents to adopt certain amendments to each of the indentures governing the Existing Cimarex Notes to eliminate certain of the covenants, restrictive provisions and events of default from such indentures. The New Coterra Notes are general, unsecured, senior obligations of ours and have substantially identical terms and covenants to the Existing Cimarex Notes (before giving effect to the amendments referred to in the immediately preceding sentence), which we believe are customary for senior, unsecured notes issued by companies of similar size and credit quality as compared to us. The New Coterra Notes consist of $705.5 million aggregate principal amount of 4.375% Senior Notes due 2024, $687.2 million aggregate principal amount of 3.90% Senior Notes due 2027 and $433.2 million aggregate principal amount of 4.375% Senior Notes due 2029.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows provided by operating activities	$714,663	$470,393
Cash flows used in investing activities	(458,721)	(487,546)
Cash flows used in financing activities	(321,382)	(184,882)
Net decrease in cash, cash equivalents and restricted cash	$(65,440)	$(202,035)
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

Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At September 30, 2021 and December 31, 2020, we had a working capital deficit of $23.3 million and a surplus of $25.5 million, respectively. We believe that we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next 12 months.
Net cash provided by operating activities in the first nine months of 2021 increased by $244.3 million compared to the first nine months of 2020. This increase was primarily due to higher natural gas revenues, partially offset by lower cash received from derivative settlements, higher operating expenses and higher net cash outflows related to certain other current asset and liability balances reflected in working capital compared to the corresponding period of the prior year. The increase in natural gas revenues was primarily due to higher realized prices, partially offset by lower production. Average realized natural gas prices increased by 47 percent for the first nine months of 2021 compared to the first nine months of 2020. The decrease in natural gas production for the first nine months of 2021 compared to the first nine months of 2020 was driven by the timing of our drilling and completion activities in the Marcellus Shale in 2021.
Refer to “Results of Operations” below for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $28.8 million for the first nine months of 2021 compared to the first nine months of 2020. The decrease was primarily due to $19.4 million of lower capital expenditures as a result of the continuation of our maintenance capital program in 2021 and a decrease in net cash outflows of $9.4 million related to the sale of equity method investments in 2020.
Financing Activities. Cash flows used in financing activities increased by $136.5 million for the first nine months of 2021 compared to the first nine months of 2020. This increase was primarily due to $129.0 million higher net repayments of debt in 2021 compared to 2020 and $8.3 million higher dividends paid as a result of an increase in our dividend rate from $0.10 per share to $0.11 per share in April 2021.
Capitalization
Information about our capitalization is as follows:

(In thousands)	September 30, 2021	December 31, 2020
Debt (1)	$946,509	$1,133,924
Stockholders' equity	2,326,112	2,215,707
Total capitalization	$3,272,621	$3,349,631
Debt to total capitalization	29%	34%
Cash and cash equivalents	$76,270	$140,113
________________________________________________________
(1)Includes $188.0 million of current portion of long-term debt at December 31, 2020. There were no borrowings outstanding under our revolving credit facility as of September 30, 2021 and December 31, 2020.
We did not repurchase any shares of our common stock during the first nine months of 2021 and 2020. During the first nine months of 2021 and 2020, we paid dividends of $127.8 million ($0.32 per share) and $119.5 million ($0.30 per share), respectively, on our common stock.
In April 2021, our Board of Directors approved an increase in the quarterly dividend on our common stock from $0.10 per share to $0.11 per share.
On October 1, 2021 and upon closing the Merger, we issued approximately 408.2 million shares of common stock to Cimarex stockholders under the terms of the Merger Agreement (excluding restricted share that were awarded in replacement of previously outstanding Cimarex restricted share awards).
On September 29, 2021, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 960,000,000 shares to 1,800,000,000 shares. That amendment became effective on October 1, 2021.

On October 4, 2021, and in connection with the closing of the Merger, our Board of Directors approved a special dividend of $0.50 per share payable on our common stock on October 22, 2021. On November 3, 2021, our Board of Directors approved an increase in the quarterly dividend on our common stock from $0.11 per share to $0.125 per share. Also on that date, related to our dividend strategy to return at least 50 percent of quarterly free cash flows to stockholders, the Board of Directors approved a variable dividend of $0.175 per share, for a total dividend of $0.30 per share, payable on our common stock on November 24, 2021 .
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with operating cash flows, cash on hand and, if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Capital expenditures:
Drilling and facilities	$448,108	$449,045
Leasehold acquisitions	3,564	3,258
Other	9,267	11,622
	460,939	463,925
Exploration expenditures(1)	8,993	10,669
	$469,932	$474,594
________________________________________________________
(1)There were no exploratory dry hole costs for the first nine months of 2021. Exploration expenditures include $2.0 million of exploratory dry hole costs for the first nine months of 2020.
For the first nine months of 2021, our capital program was focused on the Marcellus Shale, where we drilled 70.1 net wells and completed 67.1 net wells. We expect our fourth quarter 2021 capital program to be approximately $245.0 million to $275.0 million for the combined company after the Merger with Cimarex. Our fourth quarter capital program will focus on the Permian Basin, where we are currently running five rigs and two completion crews, and the Marcellus Shale, where we are currently running two rigs and two completion crews. Refer to “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. Other than as a result of the Merger, there have been no material changes to our contractual obligations described under “Transportation and Gathering Agreements” and “Lease Commitments” as disclosed in Note 9 of the Notes to the Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K.
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
Results of Operations
Third Quarters of 2021 and 2020 Compared
We reported net income in the third quarter of 2021 of $62.7 million, or $0.16 per share, compared to a net loss of $15.0 million, or $0.04 per share, in the third quarter of 2020. The increase in net income was primarily due to higher operating revenues and lower interest expense, partially offset by higher operating expenses and income tax expense.

Revenues
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a summary of revenues, price and volume variances.

	Three Months Ended September 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Revenues
Natural gas	$641,625	$333,256	$308,369	93%
(Loss) gain on derivative instruments	(201,282)	(42,253)	(159,029)	(376)%
Other	53	38	15	39%
	$440,396	$291,041	$149,355	51%
Natural Gas Revenue Price and Volume Variances

	Three Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2021	2020	Amount	Percent
Average price ($/Mcf)	$2.95	$1.51	$1.44	95%	$314,409
Volume (Bcf)	217.4	221.4	(4.0)	(2)%	(6,040)
Total					$308,369
The increase in natural gas revenues of $308.4 million was primarily due to higher natural gas prices, partially offset by a decrease in production. Production decreased due to the timing of our drilling and completion activities in the Marcellus Shale in 2021.
Impact of Derivative Instruments on Operating Revenues

	Three Months Ended September 30,
(In thousands)	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$(64,351)	$14,106
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(136,931)	(56,359)
	$(201,282)	$(42,253)

Operating and Other Expenses

	Three Months Ended September 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Expenses
Direct operations	$21,354	$20,197	$1,157	6%
Transportation and gathering	148,794	146,982	1,812	1%
Taxes other than income	8,207	3,615	4,592	127%
Exploration	3,998	3,900	98	3%
Depreciation, depletion and amortization	97,289	99,649	(2,360)	(2)%
General and administrative	65,098	24,262	40,836	168%
	$344,740	$298,605	$46,135	15%

Gain on sale of assets	$184	$31	$153	494%
Interest expense, net	12,577	14,389	(1,812)	(13)%
Other expense	47	57	(10)	(18)%
Income tax expense (benefit)	20,502	(7,018)	27,520	392%
Total costs and expenses from operations increased by $46.1 million in the third quarter of 2021 compared to the corresponding period of 2020. The primary reasons for this fluctuation are as follows:
•Direct operations increased $1.2 million. No changes in direct operations expenses were individually significant.
•Transportation and gathering increased $1.8 million, primarily due to $2.1 million higher gathering charges as a result of an increase in the gathering rate, partially offset by lower production.
•Taxes other than income increased $4.6 million, primarily due to $4.2 million higher drilling impact fees driven by an increase in rates associated with higher natural gas prices.
•Depreciation, depletion and amortization (“DD&A”) decreased $2.4 million, primarily due to lower amortization of unproved properties of $1.9 million and lower DD&A of $0.6 million in the third quarter of 2021 compared to the third quarter of 2020. Amortization of unproved properties decreased due to lower amortization rates. The decrease in DD&A was primarily due to lower equivalent production. The DD&A rate was flat at $0.43 per Mcfe for the third quarter of 2021 and 2020.
•General and administrative increased $40.8 million, primarily due to $40.1 million of transaction-related costs associated with the Merger, partially offset by lower stock-based compensation expense of $1.1 million associated with certain of our market-based performance awards. The remaining changes in general and administrative expenses were not individually significant.
Interest Expense, net
Interest expense, net decreased $1.8 million, primarily due to the repayment of $87.0 million of our 6.51% weighted-average senior notes, which matured in July 2020, the repayment of $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021, and the repayment of $100.0 million of our 3.65% weighted-average senior notes, which matured in September 2021.
Income Tax Expense (Benefit)
Income tax expense increased $27.5 million due to higher pre-tax income in the third quarter of 2021 compared to a pre-tax loss in the third quarter of 2020, partially offset by a lower effective tax rate. The effective tax rates for the third quarter of 2021 and 2020 were 24.6 percent and 31.9 percent, respectively. The effective tax rate was lower for the third quarter of 2021 compared to the third quarter of 2020 due to differences in the non-recurring discrete items recorded during the third quarter of 2021 versus the third quarter of 2020. Income tax expense was higher in the third quarter of 2021 due to non-deductible transaction costs related to the Merger, and income tax expense was lower in the third quarter of 2020 due to tax benefits related to an amended tax return filing.

First Nine Months of 2021 and 2020 Compared
We reported net income in the first nine months of 2021 of $219.5 million, or $0.55 per share, compared to net income of $69.3 million, or $0.17 per share, in the first nine months of 2020. The increase in net income was primarily due to higher operating revenues and lower interest expense, partially offset by higher operating expenses and income tax expense.
Revenues
Our revenues vary from year to year as a result of changes in commodity prices and production volumes. Below is a summary of revenues, price and volume variances.

	Nine Months Ended September 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Revenues
Natural gas	$1,526,202	$991,882	$534,320	54%
(Loss) gain on derivative instruments	(301,641)	17,783	(319,424)	(1,796)%
Other	182	181	1	1%
	$1,224,743	$1,009,846	$214,897	21%
Natural Gas Revenue Price and Volume Variances

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In thousands)
	2021	2020	Amount	Percent
Average price ($/Mcf)	$2.45	$1.55	$0.90	58%	$558,098
Volume (Bcf)	623.9	639.2	(15.3)	(2)%	(23,778)
Total					$534,320
The increase in natural gas revenues of $534.3 million was primarily due to higher natural gas prices, partially offset by lower production. The decrease in production was due to the timing of our drilling and completion activities in the Marcellus Shale in 2021.
Impact of Derivative Instruments on Operating Revenues

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash received (paid) on settlement of derivative instruments
(Loss) gain on derivative instruments	$(61,302)	$33,529
Non-cash gain (loss) on derivative instruments
(Loss) gain on derivative instruments	(240,339)	(15,746)
	$(301,641)	$17,783

Operating and Other Expenses

	Nine Months Ended September 30,		Variance
(In thousands)	2021	2020	Amount	Percent
Operating Expenses
Direct operations	$54,384	$54,864	$(480)	(1)%
Transportation and gathering	418,984	425,563	(6,579)	(2)%
Taxes other than income	17,195	10,705	6,490	61%
Exploration	8,993	10,669	(1,676)	(16)%
Depreciation, depletion and amortization	282,986	294,406	(11,420)	(4)%
General and administrative	117,290	80,857	36,433	45%
	$899,832	$877,064	$22,768	3%

Loss on equity method investments	$—	$(59)	$59	100%
Gain (loss) on sale of assets	275	(139)	414	298%
Interest expense, net	37,512	43,143	(5,631)	(13)%
Other expense	139	171	(32)	(19)%
Income tax expense	68,003	19,947	48,056	241%
Total costs and expenses from operations increased by $22.8 million in the first nine months of 2021 compared to the corresponding period of 2020. The primary reasons for this fluctuation are as follows:
•Direct operations decreased $0.5 million, primarily due to a decrease in production.
•Transportation and gathering decreased $6.6 million, primarily due to lower gathering charges as a result of lower production, partially offset by a higher gathering rate.
•Taxes other than income increased $6.5 million, primarily due to $6.2 million higher drilling impact fees driven by an increase in rates associated with higher natural gas prices.
•Exploration expense decreased $1.7 million, primarily due to $2.0 million of dry hole expense recognized in 2020.
•Depreciation, depletion and amortization decreased $11.4 million, primarily due to lower DD&A of $5.6 million and lower amortization of unproved properties of $6.3 million. The decrease in DD&A was due to lower production in 2021 compared to the corresponding period of 2020. The DD&A rate was flat at $0.44 per Mcfe for the first nine months of 2021 and 2020. Amortization of unproved properties decreased due to lower amortization rates.
•General and administrative increased $36.4 million, primarily due to $46.3 million of transaction-related costs associated with the Merger and $2.4 million of higher severance costs incurred in the first quarter of 2021 related to our early retirement program, partially offset by lower stock-based compensation expense of $9.7 million associated with certain of our market-based performance awards and a $2.8 million decrease in previously accrued fines and penalties related to compliance matters with the Office of Natural Resource Revenue. The remaining changes in general and administrative expenses were not individually significant.
Interest Expense, net
Interest expense, net decreased $5.6 million, primarily due to the repayment of $87.0 million of our 6.51% weighted-average senior notes, which matured in July 2020, the repayment of $88.0 million of our 5.58% weighted-average senior notes, which matured in January 2021, and the repayment of $100.0 million of our 3.65% weighted-average senior notes, which matured in September 2021.
Income Tax Expense
Income tax expense increased $48.1 million due to higher pre-tax income and a higher effective tax rate. The effective tax rates for the first nine months of 2021 and 2020 were 23.7 percent and 22.3 percent, respectively. The effective tax rate was higher for the first nine months of 2021 compared to the first nine months of 2020 primarily due to differences in the non-recurring discrete items recorded during the first nine months of 2021 compared to the first nine months of 2020.

Forward-Looking Information
The statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, the anticipated benefits of the Merger, the anticipated impact of the Merger on our business and other statements that are not historical facts contained in this report are forward-looking statements. The words ‘expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, ‘budget’, ‘plan”, “forecast”, “target”, “predict”, “may”, “should”, ‘could” and similar expressions are also intended to identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, results of future drilling and marketing activity, future production and costs, the risk that the Company’s and Cimarex’s businesses will not be integrated successfully, the risk that the cost savings and any other synergies from the Merger may not be fully realized or may take longer to realize than expected, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission (“SEC”) filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K and in Item 1A of Part II of this Form 10-Q for additional information about these risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Prior to the Merger, our primary market risk was exposure to natural gas prices. Realized prices are mainly driven by spot market prices for North American natural gas production, which can be volatile and unpredictable.
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

As of September 30, 2021, we had the following outstanding financial commodity derivatives:

			Collars					Estimated Fair Value Asset (Liability) (In thousands)
			Floor		Ceiling		Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	4,600,000	Oct. 2021-Dec. 2021					$2.74	$(14,535)
Natural gas (NYMEX)	41,400,000	Oct. 2021-Dec. 2021	$2.50 - $2.85	$2.68	$2.89 - $3.80	$3.10		(116,139)
Natural gas (NYMEX)	9,200,000	Oct. 2021-Dec. 2021					$4.01	(17,351)
Natural gas (NYMEX)	9,150,000	Nov. 2021-Dec. 2021					$4.02	(17,438)
Natural gas (NYMEX)	1,550,000	Oct. 2021	$—	$2.50	$—	$2.80		(4,733)
Natural gas (NYMEX)	3,100,000	Oct. 2021					$2.78	(9,516)
Natural gas (NYMEX)	36,000,000	Jan. 2022-Mar. 2022	$4.00 - $4.75	$4.38	$5.00 - $10.32	$6.97		(26,628)
Natural gas (NYMEX)	42,800,000	Apr. 2022- Oct. 2022	$3.00 - $3.50	$3.19	$4.07 - $4.83	$4.30		(8,165)
								$(214,505)
The amounts set forth in the table above represent our total unrealized derivative position at September 30, 2021 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.
Subsequent event. As a result of the Merger, we acquired the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (Perm EP)(1)	2,760,000	Oct. 2021-Dec. 2021	$1.50 - $1.52	$1.51	$—	$1.80
Natural gas (Perm EP)(1)	3,640,000	Oct. 2021-Mar. 2022	$1.80 - $1.90	$1.85	$2.18 - $2.19	$2.18
Natural gas (Perm EP)(1)	5,460,000	Oct. 2021-Jun. 2022	$—	$2.40	$2.85 - $2.90	$2.88
Natural gas (Perm EP)(1)	7,300,000	Jan. 2022-Dec. 2022	$—	$2.50	$—	$3.15
Natural gas (PEPL)(2)	2,760,000	Oct. 2021-Dec. 2021	$1.70 - $1.78	$1.73	$2.12 - $2.18	$2.14
Natural gas (PEPL)(2)	7,280,000	Oct. 2021-Mar. 2022	$1.90 - $2.10	$2.00	$2.35 - $2.44	$2.40
Natural gas (PEPL)(2)	5,460,000	Oct. 2021-Jun. 2022	$—	$2.40	$2.81 - $2.91	$2.86
Natural gas (PEPL)(2)	7,300,000	Jan. 2022-Dec. 2022	$—	$2.60	$—	$3.27
Natural gas (Waha)(3)	2,760,000	Oct. 2021-Dec. 2021	$—	$1.50	$1.75 - $1.76	$1.75
Natural gas (Waha)(3)	7,280,000	Oct. 2021-Mar. 2022	$1.70 - $1.84	$1.77	$2.10 - $2.20	$2.15
Natural gas (Waha)(3)	5,460,000	Oct. 2021-Jun. 2022	$—	$2.40	$2.82 - $2.89	$2.86
Natural gas (Waha)(3)	3,650,000	Oct. 2021-Sep. 2022	$—	$2.40	$—	$2.77
Natural gas (Waha)(3)	7,300,000	Jan. 2022-Dec. 2022	$—	$2.50	$—	$3.12
________________________________________________________
(1)The index price for these collars is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(2)The index price for these collars is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.
(3)The index price for these collars is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

			Collars
			Floor		Ceiling		Basis Swaps	Roll Swaps
Type of Contract	Volume (Mbbl)	Contract Period	Range ($/Bbl)	Weighted-Average ($/Bbl)	Range ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)
Crude oil (WTI)	1,288	Oct. 2021-Dec. 2021	$29.00-$30.00	$29.71	$34.15-$40.55	$36.86
Crude oil (WTI)	1,274	Oct. 2021-Mar. 2022	$—	$35.00	$45.15-$45.40	$45.28
Crude oil (WTI)	2,457	Oct. 2021-Jun. 2022	$35.00-$37.50	$36.11	$48.38-$51.10	$49.97
Crude oil (WTI)	3,650	Oct. 2021-Sep. 2022	$—	$40.00	$47.55-$50.89	$49.19
Crude oil (WTI)	2,920	Jan. 2022-Dec. 2022	$—	$57.00	$72.20-$72.80	$72.43
Crude oil (WTI Midland)(1)	1,196	Oct. 2021-Dec. 2021					$(0.65)
Crude oil (WTI Midland)(1)	1,274	Oct. 2021-Mar. 2022					$0.11
Crude oil (WTI Midland)(1)	2,184	Oct. 2021-Jun. 2022					$0.25
Crude oil (WTI Midland)(1)	2,555	Oct. 2021-Sep. 2022					$0.38
Crude oil (WTI Midland)(1)	2,920	Jan. 2022-Dec. 2022					$0.05
Crude oil (WTI)	1,274	Oct. 2021-Mar. 2022						$(0.24)
Crude oil (WTI)	1,092	Oct. 2021-Jun. 2022						$(0.20)
Crude oil (WTI)	2,555	Oct. 2021-Sep. 2022						$0.10
________________________________________________________
(1)The index price we pay under these basis swaps is WTI Midland as quoted by Argus Americas Crude.
A significant portion of our expected natural gas production for 2021 and beyond is currently unhedged and directly exposed to the volatility in natural gas prices, whether favorable or unfavorable.
During the first nine months of 2021, natural gas collars with floor prices ranging from $2.50 to $2.85 per Mmbtu and ceiling prices ranging from $2.80 to $3.94 per Mmbtu covered 128.2 Bcf, or 21 percent of natural gas production at a weighted-average price of $2.87 per Mmbtu. Natural gas swaps covered 31.0 Bcf, or five percent of our natural gas production at a weighted-average price of $2.76 per Mmbtu.
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

The carrying amount and estimated fair value of debt is as follow:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$946,509	$1,010,687	$1,133,924	$1,213,811
Current maturities	—	—	(188,000)	(189,332)
Long-term debt, excluding current maturities	$946,509	$1,010,687	$945,924	$1,024,479

ITEM 4. Controls and Procedures
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to have a material effect on, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
The following is a discussion of risk factors relating to the Merger. For additional information about risk factors that affect us, refer to Item 1A of Part I of ours and Cimarex’s Form 10-K for the year ended December 31, 2020 and subsequent Forms 10-Q of Coterra and Cimarex.
The failure to integrate our businesses and operations with those of Cimarex successfully in the expected time frame may adversely affect the combined business’ future results.
The Merger involved the combination of two companies that previously operated as independent public companies. It is possible that the process of integrating the two businesses following the Merger could result in the loss of key employees, the disruption of either or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities, unforeseen expenses or delays or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.
The Merger may result in a loss of customers, distributors, service providers, suppliers, vendors, joint venture participants and other business counterparties and may result in the termination of existing contracts.
As a result of the Merger, some of our and Cimarex’s legacy customers, distributors, service providers, suppliers, vendors, joint venture participants and other business counterparties may terminate or scale back their current or prospective business relationships with the combined business. If relationships with customers, distributors, service providers, suppliers, vendors, joint venture participants and other business counterparties are adversely affected by the Merger, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
The combined business may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our two businesses and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of the anticipated benefits related to the geographic, commodity and asset diversification and the expected size, scale, inventory and financial strength of the combined business, may not be realized. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined business.
The market price of our common stock may fluctuate for various reasons and may decline if large amounts of our common stock are sold following the Merger.
The market price of our common stock may fluctuate significantly in the future and holders of our common stock could lose some or all of the value of their investment. As a result of the Merger, we issued approximately 408.2 million shares of our common stock to former Cimarex stockholders (excluding restricted shares that were awarded in replacement of previously outstanding Cimarex restricted share awards). The Merger Agreement contained no restrictions on the ability of former Cimarex stockholders or our historic stockholders to sell or otherwise dispose of shares of our common stock. Former Cimarex stockholders may decide not to hold the shares of our common stock that they received in the Merger, and our historic stockholders may decide to reduce their investment in us as a result of the changes to our investment profile as a result of the Merger. These sales of our common stock (or the perception that these sales may occur) could have the effect of depressing the market price for our common stock. In addition, with the completion of the Merger, our financial position is different from our financial position before the completion of the Merger, and our future results of operations and cash flows will be affected by factors different from those that previously affected our results of operations and cash flows, all of which could adversely affect the market price of our common stock. Furthermore, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.
The increase in our indebtedness as a result of the Merger may limit our financial flexibility.
Following the Merger, our legacy revolving credit facility and senior notes remained outstanding. In addition, on October 7, 2021, we completed an exchange offer, whereby we issued $1.8 billion in aggregate principal amount of new senior notes in exchange for $1.8 billion in aggregate principal amount of previously outstanding Cimarex senior notes. Following completion of that exchange offer, $0.2 billion in aggregate principal amount of Cimarex senior notes remained outstanding. The increase in our indebtedness as a result of the Merger and related transactions could have adverse effects on our business, financial condition, results of operations and cash flows, including by:
•imposing additional cash requirements in order to support interest payments, which could limit the amount available to fund our operations and other business activities;
•increasing the risk of default on debt obligations;
•increasing our vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its business;
•limiting our ability to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes;
•limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and
•increasing our exposure to a rise in interest rates, which would generate greater interest expense to the extent we do not have applicable interest rate fluctuation hedges.
We have incorporated Cimarex’s hedging activities into our business, and we may be exposed to additional commodity price risks arising from such hedges.
To mitigate a portion of its exposure to changes in commodity prices, Cimarex has historically hedged oil and natural gas prices from time to time, primarily through the use of certain derivative instruments. Upon completion of the Merger, we assumed Cimarex’s existing hedges, such that we will now bear the economic impact of those hedges. Actual crude oil and natural gas prices may differ from expectations and, as a result, such hedges could have a negative impact on our financial condition, results of operations and cash flows.
The declaration, payment and amounts of future dividends distributed to our stockholders will be uncertain.
Although we and Cimarex have paid cash dividends on shares of common stock in the past, our Board of Directors may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Decisions on whether, when and in which amounts to declare and pay any future dividends will remain in the discretion of our Board of Directors. Any dividend payment amounts will be determined by our Board of Directors on a quarterly basis, and it is possible that our Board of Directors may increase or decrease the amount of dividends paid in the future, or determine not to declare dividends in the future, at any time and for any reason. We expect that any such decisions will depend on our financial condition, results of operations, cash balances, cash requirements, future prospects, the outlook for commodity prices and other considerations that our Board of Directors deems relevant, including, but not limited to:
•whether we have enough cash to pay such dividends due to our cash requirements, capital spending plans, cash flows or financial position;
•our desire to maintain or improve the credit ratings on our debt; and
•applicable restrictions under Delaware law.
Common stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

As a result of the Merger, we may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operations in the future.
In accordance with Accounting Standards Codification Topic 805, Business Combinations, the Merger will be accounted for as an acquisition by Coterra pursuant to the acquisition method of accounting for business combinations. Under the acquisition method of accounting, we will record the net tangible and identifiable intangible assets and liabilities of Cimarex and its subsidiaries as of the consummation of the Merger, at their respective fair values. Our reported financial condition and results of operations for periods after consummation of the Merger will reflect Cimarex balances and results after consummation of the Merger but will not be restated retroactively to reflect the historical financial position or results of operations of Cimarex and its subsidiaries for periods prior to the Merger.
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
As of December 31, 2020, Cimarex had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $2.0 billion, $1.8 billion of which is subject to expiration in years 2032 through 2037 and $224.4 million of which is not subject to expiration. Our ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5 percent of such corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.
As a result of the Merger, we believe that an ownership change occurred with respect to Cimarex under Section 382, which triggered a limitation (calculated as described below) on Coterra’s ability to utilize Cimarex’s historic NOLs and could cause some of those NOLs to expire unutilized. This annual limitation under Section 382, is determined by multiplying (1) the fair market value of Cimarex’s stock at the time of the Merger by (2) the long-term tax exempt rate published by the Internal Revenue Service for the month in which the Merger occurred, subject to certain adjustments (provided that any unused annual limitation may be carried over to later years). In addition, the NOLs Cimarex acquired in 2019 as part of its acquisition of Resolute Energy Corporation are already subject to a Section 382 limitation.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a share repurchase program under which we may purchase shares of common stock in the open market or in negotiated transactions. There is no expiration date associated with the authorization. There were no repurchases during the quarter ended September 30, 2021. The maximum number of remaining shares that may be purchased under our share repurchase program as of September 30, 2021 was 11.0 million shares.

ITEM 6. Exhibits
Index to Exhibits

Exhibit Number	Description

2.1†
Agreement and Plan of Merger, dated as of May 23, 2021, by and among Cabot Oil & Gas Corporation, Double C Merger Sub, Inc. and Cimarex Energy Co. (incorporated herein by reference to Exhibit 2.1 of Coterra’s Current Report on Form 8-K filed with the SEC on May 24, 2021).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of June 29, 2021, by and among Cabot Oil & Gas Corporation, Double C Merger Sub, Inc. and Cimarex Energy Co. (incorporated herein by reference to Annex A of Coterra’s Registration Statement No. 333-257534 on Form S-4).

3.1	Restated Certificate of Incorporation of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.3 of Coterra's Current Report on Form 8-K filed with the SEC on October 1, 2021).

3.2	Amended and Restated Bylaws of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.4 of Coterra’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

4.1
Certificate of Designations to 8 1⁄8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co. (incorporated herein by reference to Exhibit 3.2 of Cimarex's Current Report on Form 8-K filed with the SEC on October 1, 2021).

4.2
Amendment to Certificate of Designations to 8 1⁄8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co. (incorporated herein by reference to Exhibit 3.4 of Cimarex’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

4.3	Form of Common Stock Certificate of Coterra Energy Inc. (incorporated herein by reference to Exhibit 4.3 of Coterra’s Registration Statement No. 333-260035 on Form S-8).

4.4
Indenture, dated as of October 7, 2021, by and between Coterra Energy Inc. and the Trustee (incorporated herein by reference to Exhibit 4.1 of Coterra’s Current Report on Form 8-K filed with the SEC on October 7, 2021).

4.5
First Supplemental Indenture, dated as of October 7, 2021, by and between Coterra Energy Inc. and the Trustee (incorporated herein by reference to Exhibit 4.2 of Coterra’s Current Report on Form 8-K filed with the SEC on October 7, 2021).

4.6	Form of 4.375% Notes due 2024 (incorporated herein by reference to Exhibit 4.2 of Coterra’s Current Report on Form 8-K filed with the SEC on October 7, 2021).

4.7	Form of 3.90% Notes due 2027 (incorporated herein by reference to Exhibit 4.2 of Coterra’s Current Report on Form 8-K filed with the SEC on October 7, 2021).

4.8	Form of 4.375% Notes due 2029 (incorporated herein by reference to Exhibit 4.2 of Coterra’s Current Report on Form 8-K filed with the SEC on October 7, 2021).

Exhibit Number	Description
4.9
Registration Rights Agreement, dated as of October, 7 2021, by and among Coterra Energy Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., PNC Capital Markets LLC, Scotia Capital (USA) Inc., TD Securities (USA) LLC, U.S. Bancorp Investments, Inc., Wells Fargo Securities, LLC, Capital One Securities, Inc., CIBC World Markets Corp., KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., Truist Securities, Inc. and MUFG Securities Americas Inc. (incorporated herein by reference to Exhibit 4.6 of Coterra’s Current Report on Form 8-K filed with the SEC on October 7, 2021).

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of June 17, 2021, by and among Cabot Oil & Gas Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 16, 2021, by and among Cabot Oil & Gas Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on September 17, 2021).

10.3*
Employment Letter Agreement, dated as of May 23, 2021, between Cabot Oil & Gas Corporation and Dan O. Dinges (incorporated herein by reference to Exhibit 10.1 of Coterra’s Registration Statement No. 333- 257534 on Form S-4).

10.4*
Employment Letter Agreement, dated as of May 23, 2021, between Cabot Oil & Gas Corporation and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.2 of Coterra’s Registration Statement No. 333-257534 on Form S-4).

10.5*
Side Letter Agreement, dated as of June 29, 2021, by and among Cabot Oil and Gas Corporation and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.3 of Coterra’s Registration Statement No. 333-257534 on Form S-4).

10.6*	Form of Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.4 of Coterra’s Registration Statement No. 333-257534 on Form S-4).

10.7*
Form of Letter Agreement with respect to Change-in-Control Arrangements (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.8*
Deferred Compensation Letter Agreement, dated as of September 30, 2021, between Cabot Oil & Gas Corporation and Phillip L. Stalnaker. (incorporated herein by reference to Exhibit 10.2 of Coterra’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.9*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 of Coterra’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.10*	Cimarex Energy Co. Amended and Restated 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 of Coterra’s Registration Statement No. 333-260230 on Form S-8).

10.11*	Form of Amendment dated September 30, 2021 to Severance Compensation Agreements dated March 9, 2020 and amended May 23, 2021, of certain executive officers of Cimarex Energy Co.

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

Exhibit Number	Description
32.1	906 Certification.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
†Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Coterra hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
*Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTERRA ENERGY INC.
(Registrant)

November 3, 2021	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chief Executive Officer and President
(Principal Executive Officer)

November 3, 2021	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 3, 2021	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)