Form 10-Q
period 2022-03-31
Coterra Energy Inc.
filed 2022-05-03
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 805,805,159 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,447	$1,036
Restricted cash	10	10
Accounts receivable, net	1,094	1,037
Inventories	41	39
Other current assets	5	14
Total current assets	2,597	2,136
Properties and equipment, net (Successful efforts method)	17,346	17,375
Other assets	384	389
	$20,327	$19,900
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$874	$747
Current portion of long-term debt	25	—
Accrued liabilities	209	260
Income taxes payable	153	29
Interest payable	26	25
Derivative instruments	372	159
Total current liabilities	1,659	1,220
Long-term debt, net	3,090	3,125
Deferred income taxes	3,138	3,101
Asset retirement obligations	262	259
Other liabilities	410	407
Total liabilities	8,559	8,112

Commitments and contingencies

Cimarex redeemable preferred stock	50	50

Stockholders' equity
Common stock:
Authorized — 1,800,000,000 shares of $0.10 par value in 2022 and 2021, respectively
Issued — 893,450,009 shares and 892,612,010 shares in 2022 and 2021, respectively	89	89
Additional paid-in capital	10,927	10,911
Retained earnings	2,715	2,563
Accumulated other comprehensive income	5	1
Less treasury stock, at cost:
86,710,998 shares and 79,082,385 shares in 2022 and 2021, respectively	(2,018)	(1,826)
Total stockholders' equity	11,718	11,738
	$20,327	$19,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
OPERATING REVENUES
Natural gas	$1,111	$473
Oil	699	—
NGL	245	—
Loss on derivative instruments	(391)	(13)
Other	15	—
	1,679	460
OPERATING EXPENSES
Direct operations	100	17
Transportation, processing and gathering	233	137
Taxes other than income	76	5
Exploration	6	3
Depreciation, depletion and amortization	360	94
General and administrative	107	29
	882	285
Gain on sale of assets	2	—
INCOME FROM OPERATIONS	799	175
Interest expense, net	21	12
Income before income taxes	778	163
Income tax expense	170	37
NET INCOME	$608	$126

Earnings per share
Basic	$0.75	$0.32
Diluted	$0.74	$0.31

Weighted-average common shares outstanding
Basic	810	399
Diluted	814	402
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$608	$126
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	360	94
Deferred income tax expense	36	12
Gain on sale of assets	(2)	—
Loss on derivative instruments	391	13
Net cash (paid) received in settlement of derivative instruments	(171)	3
Amortization of premium and debt issuance costs	(10)	1
Stock-based compensation and other	20	11
Changes in assets and liabilities:
Accounts receivable, net	(57)	17
Income taxes	124	24
Inventories	(2)	(1)
Other current assets	2	1
Accounts payable and accrued liabilities	21	4
Interest payable	1	(13)
Other assets and liabilities	1	(2)
Net cash provided by operating activities	1,322	290

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(271)	(123)
Proceeds from sale of assets	2	—
Net cash used in investing activities	(269)	(123)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(88)
Repayments of finance leases	(2)	—
Share repurchases	(184)	—
Dividends paid	(456)	(40)
Cash received for stock option exercises	6	—
Tax withholdings on vesting of stock awards	(6)	(6)
Net cash used in financing activities	(642)	(134)

Net increase in cash, cash equivalents and restricted cash	411	33
Cash, cash equivalents and restricted cash, beginning of period	1,046	152
Cash, cash equivalents and restricted cash, end of period	$1,457	$185
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2021	893	$89	79	$(1,826)	$10,911	$1	$2,563	$11,738
Net income	—	—	—	—	—	—	608	608
Exercise of stock options	—	—	—	—	6	—	—	6
Stock amortization and vesting	—	—	—	—	10	—	—	10
Share repurchases	—	—	8	(192)	—	—	—	(192)
Cash dividends:
Common stock at $0.56 per share	—	—	—	—	—	—	(455)	(455)
Preferred stock at $20.3125 per share	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	4	—	4
Balance at March 31, 2022	893	$89	87	$(2,018)	$10,927	$5	$2,715	$11,718

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2020	478	$48	79	$(1,823)	$1,804	$2	$2,185	$2,216
Net income	—	—	—	—	—	—	126	126
Stock amortization and vesting	—	—	—	—	4	—	—	4
Cash dividends at $0.10 per share	—	—	—	—	—	—	(40)	(40)
Balance at March 31, 2021	478	$48	79	$(1,823)	$1,808	$2	$2,271	$2,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Coterra Energy Inc. (the “Company”) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), except for any new accounting pronouncements adopted during the period. The interim financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the results that may be expected for the entire year.
Certain reclassifications have been made to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders' equity, net income or cash flows.
2. Acquisitions
Cimarex Energy Co.
On October 1, 2021, the Company completed a merger transaction (the “Merger”) with Cimarex Energy Co. (“Cimarex”). Cimarex is an oil and gas exploration and production company with operations in Texas, New Mexico and Oklahoma.
Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets, liabilities and mezzanine equity of Cimarex and its subsidiaries were recorded at their respective fair values as of the effective date of the Merger. The purchase price allocation was based on preliminary estimates and assumptions, which are subject to change for up to one year after October 1, 2021, the effective date of the Merger, as the Company finalizes the valuations of the assets acquired, liabilities assumed and the related tax balances as of the effective date of the Merger. Determining the fair value of the assets and liabilities of Cimarex requires judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of Cimarex's oil and gas properties and certain other fixed assets, long-term debt and derivative instruments. Oil and gas properties and certain fixed assets were valued using an income and market approach utilizing Level 3 inputs including internally generated production and development data and estimated price and cost estimates. Long-term debt was valued using a market approach utilizing Level 1 inputs including observable market prices on the underlying debt instruments. Derivative liabilities were based on Level 3 inputs consistent with the Company’s other commodity derivative instruments. There were no adjustments to the purchase price allocation during the three months ended March 31, 2022.
Unaudited Pro Forma Financial Information
The results of Cimarex’s operations have been included in the Company’s consolidated financial statements since October 1, 2021, the effective date of the Merger. The following supplemental pro forma information for the three months ended March 31, 2021 has been prepared to give effect to the Cimarex acquisition as if it had occurred on January 1, 2021. The information below reflects pro forma adjustments based on available information and certain assumptions that Coterra believes are factual and supportable. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by Coterra to integrate the Cimarex assets.
The pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2021 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors.

(In millions, except per share information)	Three Months Ended March 31, 2021
Pro forma revenue	$978
Pro forma net income	79

Pro forma basic earnings per share	$0.10
Pro forma diluted earnings per share	$0.10

3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	March 31, 2022	December 31, 2021
Proved oil and gas properties	$15,653	$15,340
Unproved oil and gas properties	5,317	5,316
Pipelines and gathering	402	395
Land, buildings and other equipment	140	140
Finance lease right-of-use asset	24	20
	21,536	21,211
Accumulated depreciation, depletion and amortization	(4,190)	(3,836)
	$17,346	$17,375
Capitalized Exploratory Well Costs
As of March 31, 2022, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Total debt
6.51% weighted-average private placement senior notes	$37	$37
5.58% weighted-average private placement senior notes (1)	87	87
3.65% weighted-average private placement senior notes	825	825
4.375% senior notes due June 1, 2024	750	750
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
Revolving credit facility	—	—
Net premium (discount)	175	185
Unamortized debt issuance costs	(9)	(9)
	$3,115	$3,125
________________________________________________________
(1) Includes $25 million of current portion of long-term debt at March 31, 2022 due in January 2023.
At March 31, 2022, the Company was in compliance with all financial and other covenants for both its revolving credit facility and senior notes.

Revolving Credit Agreement
At March 31, 2022, the Company had no borrowings outstanding under its revolving credit facility and unused commitments of $1.5 billion.
5. Derivative Instruments
As of March 31, 2022, the Company had the following outstanding financial commodity derivatives:

			Collars
			Floor		Ceiling
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	74,900,000	Apr. 2022 - Oct. 2022	$3.00 - $4.50	$3.61	$4.07 - $6.68	$5.12
Natural gas (Perm EP)(1)	1,820,000	Apr. 2022 - Jun. 2022	$—	$2.40	$2.85 - $2.90	$2.88
Natural gas (Perm EP)(1)	5,500,000	Apr. 2022 - Dec. 2022	$—	$2.50	$—	$3.15
Natural gas (PEPL)(2)	1,820,000	Apr. 2022 - Jun. 2022	$—	$2.40	$2.81 - $2.91	$2.86
Natural gas (PEPL)(2)	5,500,000	Apr. 2022 - Dec. 2022	$—	$2.60	$—	$3.27
Natural gas (Waha)(3)	1,820,000	Apr. 2022 - Jun. 2022	$—	$2.40	$2.82 - $2.89	$2.86
Natural gas (Waha)(3)	1,830,000	Apr. 2022 - Sep. 2022	$—	$2.40	$—	$2.77
Natural gas (Waha)(3)	5,500,000	Apr. 2022 - Dec. 2022	$—	$2.50	$—	$3.12
Natural gas (NYMEX)	71,500,000	Apr. 2022 - Dec 2022	$3.50 - $4.25	$3.84	$4.75 - $6.60	$5.39
Natural gas (NYMEX)	52,850,000	Nov 2022 - Mar 2023	$4.00 - $4.75	$4.46	$7.00 - $10.10	$8.37
________________________________________________________
(1)The index price is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(2)The index price is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.
(3)The index price is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

			Collars
			Floor		Ceiling		Basis Swaps	Roll Swaps
Type of Contract	Volume (Mbbl)	Contract Period	Range ($/Bbl)	Weighted-Average ($/Bbl)	Range ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)
Crude oil (WTI)	819	Apr. 2022-Jun. 2022	$35.00 - $37.50	$36.11	$48.38 - $51.10	$49.97
Crude oil (WTI)	1,830	Apr. 2022-Sep. 2022	$—	$40.00	$47.55 - $50.89	$49.19
Crude oil (WTI)	2,200	Apr. 2022-Dec. 2022	$—	$57.00	$72.20 - $72.80	$72.43
Crude oil (WTI Midland)(1)	728	Apr. 2022-Jun. 2022					$0.25
Crude oil (WTI Midland)(1)	1,281	Apr. 2022-Sep. 2022					$0.38
Crude oil (WTI Midland)(1)	2,200	Apr. 2022-Dec. 2022					$0.05
Crude oil (WTI)	364	Apr. 2022-Jun. 2022						$(0.20)
Crude oil (WTI)	1,281	Apr. 2022-Sep. 2022						$0.10
________________________________________________________
(1)The index price is WTI Midland as quoted by Argus Americas Crude.

Subsequent event. In April 2022, the Company entered into the following financial commodity derivatives:

			Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)
Natural gas (Waha)(1)	9,200,000	May 2022 - Oct 2022	$4.77
________________________________________________________
(1)The index price is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

			Collars
			Floor		Ceiling		Basis Swaps
Type of Contract	Volume (Mbbl)	Contract Period	Range ($/Bbl)	Weighted-Average ($/Bbl)	Range ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)
Crude oil (WTI)	920	Oct. 2022 - Dec. 2022	$—	$65.00	$136.25 - $145.25	$140.49
Crude oil (WTI)	1,810	Jan. 2023 - Jun 2023	$—	$65.00	$116.30 - $118.30	$117.47
Crude oil (WTI Midland)(1)	920	Oct. 2022 - Dec. 2022					$0.64
Crude oil (WTI Midland)(1)	1,810	Jan. 2023 - Jun 2023					$0.64
________________________________________________________
(1)The index price is WTI Midland as quoted by Argus Americas Crude.

Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commodity contracts	Derivative instruments (current)	$—	$7	$372	$159
		$—	$7	$372	$159
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	March 31, 2022	December 31, 2021
Derivative assets
Gross amounts of recognized assets	$—	$27
Gross amounts offset in the condensed consolidated balance sheet	—	(20)
Net amounts of assets presented in the condensed consolidated balance sheet	—	7
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$—	$7

Derivative liabilities
Gross amounts of recognized liabilities	$372	$179
Gross amounts offset in the condensed consolidated balance sheet	—	(20)
Net amounts of liabilities presented in the condensed consolidated balance sheet	372	159
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	58	35
Net amount	$314	$194

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In millions)	2022	2021
Cash received (paid) on settlement of derivative instruments
Gas Contracts	$(42)	$3
Oil Contracts	(129)	—
Non-cash loss on derivative instruments
Gas Contracts	(182)	(16)
Oil Contracts	(38)	—
	$(391)	$(13)
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2022
Assets
Deferred compensation plan	$46	$—	$—	$46
Derivative instruments	—	—	—	—
	$46	$—	$—	$46
Liabilities
Deferred compensation plan	$60	$—	$—	$60
Derivative instruments	—	—	372	372
	$60	$—	$372	$432

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
Assets
Deferred compensation plan	$47	$—	$—	$47
Derivative instruments	—	—	27	27
	$47	$—	$27	$74
Liabilities
Deferred compensation plan	$56	$—	$—	$56
Derivative instruments	—	—	179	179
	$56	$—	$179	$235
The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties or other third parties for reasonableness. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions while non-performance risk of the Company is evaluated using market credit spreads provided by several of the Company's banks. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In millions)	2022	2021
Balance at beginning of period	$(152)	$24
Total gain (loss) included in earnings	(391)	(13)
Settlement (gain) loss	171	(3)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(372)	$8

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(291)	$(6)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2022, additional disclosures were not required.
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
The fair value of the Company’s 4.375% senior notes due June 1, 2024, 3.90% senior notes due May 15, 2027 and 4.375% senior notes due March 15, 2029 is based on quoted market prices, which is classified as Level 1 in the fair value hierarchy. The Company uses available market data and valuation methodologies to estimate the fair value of its private placement senior notes. The fair value of the private placement senior notes is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s senior notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of the private placement senior notes is based on interest rates currently available to the Company. The Company’s private placement senior notes are valued using an income approach and are classified as Level 3 in the fair value hierarchy.

The carrying amount and estimated fair value of debt is as follows:

	March 31, 2022		December 31, 2021
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,115	$2,999	$3,125	$3,163
Current maturities	(25)	(25)	—	—
Long-term debt, excluding current maturities	$3,090	$2,974	$3,125	$3,163

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Three Months Ended March 31, 2022
Balance at beginning of period	$263
Liabilities incurred	3
Liabilities settled	(1)
Liabilities divested	(2)
Accretion expense	2
Balance at end of period	265
Less: current asset retirement obligations	(3)
Noncurrent asset retirement obligations	$262
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation, Processing and Gathering Agreements” and “Lease Commitments” as disclosed in Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K.
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

Also in October 2020, a stockholder derivative action styled Ezell v. Dinges, et. al. (U.S. District Court, Middle District of Pennsylvania) was filed against the Company, Messrs. Dinges and Schroeder and the Board of Directors of the Company serving at that time, for alleged securities violations under Section 10(b) and Section 21D of the Exchange Act arising from the same alleged misleading statements that form the basis of the class action lawsuit described above. In addition to the Exchange Act claims, the derivative actions also allege claims based on breaches of fiduciary duty and statutory contribution theories. In December 2020, the Ezell case was consolidated with a second derivative case filed in the U.S. District Court, Middle District of Pennsylvania with similar allegations. In January 2021, a third derivative case was filed in the U.S. District Court, Middle District of Pennsylvania with substantially similar allegations and it too was consolidated with the Ezell case in February 2021.
On February 25, 2021, the Company filed a motion to transfer the class action lawsuit to the U.S. District Court for the Southern District of Texas, in Houston, Texas, where its headquarters are located. On June 11, 2021, the Company filed a motion to dismiss the class action lawsuit on the basis that the plaintiffs’ allegations do not meet the requirements for pleading a claim under Section 10(b) or Section 20 of the Exchange Act. On June 22, 2021, the motion to transfer the class action lawsuit to the Southern District of Texas was granted. Pursuant to the prior agreement of the parties, the consolidated derivative case discussed in the preceding paragraph was also transferred to the Southern District of Texas on July 12, 2021. Subsequently, an additional stockholder derivative action styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the benefit of Geri D. Treppel and Larry A. Treppel v. Dinges, et al. (U.S. District Court, Southern District of Texas, Houston Division), asserting substantially similar Delaware common law claims as in the existing derivative cases, was filed in the Southern District of Texas and consolidated with the existing consolidated derivative cases. On January 12, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the class action lawsuit but allowed the plaintiffs to file an amended complaint. The class action plaintiffs filed their amended complaint on February 11, 2022. The Company filed a motion to dismiss the amended class action complaint on March 10, 2022, to which the class action plaintiffs filed an opposition on April 13, 2022. On April 1, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the consolidated derivative case but allowed the plaintiffs to file an amended complaint. The Company intends to vigorously defend the class action and derivative lawsuits.
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

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended March 31,
(In millions)	2022	2021
Natural gas	$1,111	$473
Oil	699	—
NGL	245	—
Other	15	—
	$2,070	$473
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
As of March 31, 2022, the Company had $7.6 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from two to 16 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, which is generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $1,004 million and $922 million as of March 31, 2022 and December 31, 2021, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. As of March 31, 2022, the Company has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Capital Stock
Dividends
Common Stock
In February 2022, the Company’s Board of Directors approved an increase in the quarterly base dividend on the Company's common stock from $0.125 per share to $0.15 per share. Also on that date, the Board of Directors approved a variable dividend of $0.41 per share, resulting in a base-plus-variable dividend of $0.56 per share on the Company’s common stock.
Subsequent Event. In May 2022, the Company’s Board of Directors approved the quarterly base dividend of $0.15 per share and a variable dividend of $0.45 per share, resulting in a base-plus-variable dividend of $0.60 per share on the Company’s common stock.
Treasury Stock
In February 2022, the Company’s Board of Directors terminated the previously authorized share repurchase program and authorized a new share repurchase program. This new share repurchase program authorizes the Company to purchase up to $1.25 billion of the Company’s common stock in the open market or in negotiated transactions.
During the three months ended March 31, 2022, the Company repurchased 8 million shares for $192 million under the new share repurchase program, including repurchases of $8 million that were purchased prior to March 31, 2022 and settled in April 2022. As of March 31, 2022, 87 million shares were held as treasury stock, with $1.1 billion remaining under the Company’s current share repurchase program.

11. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units, performance share awards and stock options. Stock-based compensation expense associated with these awards was $23 million and $12 million in the first quarters of 2022 and 2021, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units
During the first three months of 2022, the Company granted 1,222,705 restricted stock units with a weighted average grant date value of $23.33 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest either at the end of a three-year service period or on a graded or graduated vesting basis at each anniversary date over a three or four year service period. The Company used an annual forfeiture rate assumption of zero to five percent for purposes of recognizing stock-based compensation expense for its restricted stock units.
Performance Share Awards
The performance period for the awards granted by the Company during the first three months of 2022 commenced on February 1, 2022 and ends on January 31, 2025. The Company used an annual forfeiture rate assumption of zero percent for purposes of recognizing stock-based compensation expense for its performance share awards.
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
TSR Performance Share Awards. During the first three months of 2022, the Company granted 1,161,599 performance share awards (the “TSR Performance Share Awards”) which are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period. The 2022 TSR Performance Share Awards include a feature that will reduce the potential cash component of the award if the actual performance is negative over the three-year period and the base calculation indicates an above-target payout.
The following assumptions were used to determine the grant date fair value of the equity component on February 28, 2022 and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2022
Fair value per performance share award	$17.89	$14.81
Assumptions:
Stock price volatility	42.3%	43.7%
Risk-free rate of return	1.60%	2.41%
12. Earnings per Common Share
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

The following is a calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions except per share amounts)	2022	2021
Income (Numerator)
Net income	$608	$126
Less: dividends attributable to participating securities	(2)	—
Less: Cimarex redeemable preferred stock dividends	(1)	—
Net income available to common stockholders	$605	$126

Shares (Denominator)
Weighted-average shares - Basic	810	399
Dilution effect of stock awards at end of period	4	3
Weighted-average shares - Diluted	814	402

Earnings per share:
Basic	$0.75	$0.32
Diluted	$0.74	$0.31
The following is a calculation of weighted-average shares excluded from diluted EPS due to anti-dilutive effect:

	Three Months Ended March 31,
(In millions)	2022	2021
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	1
13. Related Party Transactions
From time to time, Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to the Company. The Company incurred drilling costs of approximately $3 million related to these services during the three months ended March 31, 2022.
Hans Helmerich, a director of the Company, is the Chairman of the Board of Directors of H&P.
14. Restructuring Costs
In connection with the Merger, the Company incurred certain merger-related restructuring costs that are primarily related to workforce reductions and the associated employee severance benefits that were triggered by the Merger. The Company recognized $24 million of restructuring expenses during 2022 related to the accrual of employee-related severance and termination benefits associated with the expected termination of certain Cimarex employees.
The following table summarizes the Company’s restructuring liabilities:

(In millions)	Three Months Ended March 31, 2022
Balance at beginning of period	$43
Additions related to merger integration	24
Reductions related to merger integration payments	(3)
Balance at end of period	$64

15. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	March 31, 2022	December 31, 2021
Accounts receivable, net
Trade accounts	$1,004	$922
Joint interest accounts	70	83
Other accounts	22	34
	1,096	1,039
Allowance for doubtful accounts	(2)	(2)
	$1,094	$1,037
Other assets
Deferred compensation plan	$46	$47
Debt issuance costs	4	5
Operating lease right-of-use assets	308	317
Other accounts	26	20
	$384	$389
Accounts payable
Trade accounts	$41	$94
Royalty and other owners	393	315
Accrued transportation	90	96
Accrued capital costs	149	88
Taxes other than income	77	60
Accrued lease operating costs	29	29
Other accounts	95	65
	$874	$747
Accrued liabilities
Employee benefits	$92	$124
Taxes other than income	13	13
Operating lease liabilities	71	69
Financing lease liabilities	6	14
Other accounts	27	40
	$209	$260
Other liabilities
Deferred compensation plan	$60	$56
Postretirement benefits	28	33
Operating lease liabilities	237	248
Financing lease liabilities	15	7
Other accounts	70	63
	$410	$407

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” “our,” “we” and “us”) for the three month periods ended March 31, 2022 and 2021 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”).
OVERVIEW
Cimarex Merger
On October 1, 2021, we completed a merger transaction (the “Merger”) with Cimarex Energy Co. (“Cimarex”). Cimarex is an oil and gas exploration and production company with operations in Texas, New Mexico and Oklahoma.
Certain financial and operational information set forth herein does not include the activity of Cimarex for periods prior to the closing of the Merger.
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflect the following:
•Equivalent production increased 22.7 MMBOE from 34.0 MMBOE, or 381.1 MBOEPD, in 2021 to 56.7 MMBOE, or 629.9 MBOEPD in 2022.
•Natural gas production increased 50.6 Bcf from 205.8 Bcf, or 2,287 Mmcf per day, in the 2021 period to 256.4 Bcf, or 2,850 Mmcf per day, in the 2022 period. The increase was attributable to production during the first quarter of 2022 from properties acquired in the Merger, which significantly expanded our operations, partially offset by lower production related to the timing of our drilling and completion activities in the Marcellus Shale in 2022.
•Oil production increased 8 Mmbbl from prior year. The increase was attributable to production from properties acquired in the Merger.
•NGL production increased 7 Mmbbl from prior year. The increase was attributable to production from properties acquired in the Merger.
•Average realized natural gas price was $4.17 per Mcf, $1.86 higher than the $2.31 per Mcf realized in the corresponding period of the prior year.
•Average realized oil and NGL prices for the first quarter of 2022 were $76.15 and $37.87 per Bbl, respectively.
•Total capital expenditures were $326 million compared to $124 million in the corresponding period of the prior year. The increase in capital expenditures was attributable to our expanded operations after the Merger.
•Drilled 54 gross wells (41.4 net) with a success rate of 100 percent compared to 28 gross wells (25.1 net) with a success rate of 100 percent for the corresponding period of the prior year. Wells drilled represents wells drilled to total depth during the period.
•Completed 38 gross wells (20.9 net) in 2022 compared to 14 gross wells (13.0 net) in the corresponding period of 2021. Wells completed includes wells completed during the period, regardless of when they were drilled.
•Average rig count during 2022 was approximately 6.0, 2.6 and 2.0 rigs in the Permian Basin, Marcellus Shale and Anadarko Basin, respectively, compared to an average rig count of approximately 3.0 rigs in the Marcellus Shale during the corresponding period of 2021 prior to the Merger.

•Paid dividends on our common stock of $0.56 per share, including $0.15 per share for regular quarterly dividend and $0.41 per share for a variable dividend in February 2022.

Impact of the COVID-19 Pandemic
The ongoing coronavirus (“COVID-19”) outbreak has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Since the outbreak of the COVID-19 pandemic, we have implemented safety and preventative measures and developed response plans intended to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate. We intend to continue to monitor developments affecting our workforce, our customers, our suppliers, our service providers and the communities in which we operate, including any significant resurgence in COVID-19 transmission and infection, and we will take such precautions as we believe are warranted should the need arise. Our efforts to respond to the challenges presented by the ongoing pandemic, as well as certain operational decisions we previously implemented, such as our maintenance capital program, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations.
The long-term impact that the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration, ultimate geographic spread and severity of the virus and its variants, the global availability and efficacy of treatments and vaccines and boosters and the acceptance of such treatments and vaccines by a significant portion of the population, any significant resurgence in virus transmission and infection in regions that have experienced improvements, the extent and duration of governmental and other measures implemented to try to slow the spread of the virus (whether through a continuation of existing measures or the re-imposition of prior measures), and other actions by governmental authorities, customers, suppliers and other third parties.
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
In recent months, the conflict between Russia and Ukraine has driven oil and natural gas prices up significantly, in part because of sanctions by the European Union, the United Kingdom and the U.S. on imports of oil and gas from Russia, and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Recent Russian actions have further contributed to global uncertainties for the future, causing even higher oil and natural gas prices. The ultimate impact of the war in Ukraine will depend on future developments and the timing and extent to which normal economic and operating conditions resume.
However, continuing political and social attention to the issue of global climate change has resulted in both existing and pending national, regional, and local legislation and regulatory measures to limit or reduce emissions of greenhouse gases, such as mandates for renewable energy.
The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have an adverse effect on our financial results.
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices, particularly oil and natural gas prices. Material declines in commodity prices could have a material adverse effect on our operating results, financial condition, liquidity and ability to obtain financing. Lower commodity prices also may reduce the amount of oil, natural gas, and NGLs that we can produce economically. In addition, in periods of low commodity prices, we may elect to curtail a portion of our production from time to time. Historically, commodity prices have been volatile, with prices sometimes fluctuating widely, and they may remain volatile. As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital program, production volumes or revenues. In addition to commodity prices and production volumes, finding and developing sufficient amounts of oil and natural gas reserves at economical costs are critical to our long-term success. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for the remainder of 2022 to continue to increase.
We account for our derivative instruments on a mark-to-market basis, with changes in fair value recognized in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments associated with our derivative instruments, we will experience volatility in our earnings due to commodity price volatility. Refer to “Results of Operations” below and Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.
NYMEX oil and natural gas futures prices have strengthened since the reduction of pandemic-related restrictions and recent OPEC+ cooperation. Improving oil and natural gas futures prices in part reflect market expectations of limited U.S. supply growth from publicly traded companies as a result of capital investment discipline and a focus on delivering free cash flow returns to stockholders. In addition, natural gas prices have benefited from strong worldwide liquefied natural gas (“LNG”) demand, including as a result of buyers shifting from Russian gas due to the Ukraine invasion, and sustained higher U.S. exports, lower associated gas growth from oil drilling and improved U.S. economic activity. Oil price futures have improved coinciding with recovering global economic activity, lower supply from major oil producing countries, OPEC+ cooperation and moderating inventory levels.
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
Outlook
Our 2022 capital program is expected to be approximately $1.4 billion to $1.5 billion, which includes $1.2 billion to $1.3 billion for drilling and completion activities. We expect to fund these capital expenditures with our operating cash flow and, if required, cash on hand.
In 2021, we drilled 114 gross wells (99.9 net) and completed 132 gross wells (108.3 net), of which 14 gross wells (13.0 net) were drilled but uncompleted in prior years. For the first three months of 2022, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 41.4 net wells and completed 20.9 net wells. Our capital program for the remainder of 2022 will focus on execution of our 2022 plan, which remains in line with the full-year guidance released in February. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the oil and natural gas price environment and may adjust our capital expenditures accordingly.
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
At March 31, 2022, we had no borrowings outstanding under our revolving credit facility and our unused commitments were $1.5 billion. We also have unrestricted cash on hand of $1.4 billion as of March 31, 2022.
Our revolving credit facility includes a covenant limiting our borrowing capacity based on our leverage ratio. Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Debt and Credit Agreements,” in our Form 10-K for further details regarding our leverage ratio.
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

Our investments are generally funded with cash flow provided by operating activities together with cash on hand, bank borrowings, sales of non-strategic assets, and, from time to time, private or public financing based on our monitoring of capital markets and our balance sheet. We also may use a combination of these sources of funds to refinance or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we have no obligation to do so.
At March 31, 2022, we were in compliance with all financial and other covenants applicable to our revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows provided by operating activities	$1,322	$290
Cash flows used in investing activities	(269)	(123)
Cash flows used in financing activities	(642)	(134)
Net increase in cash, cash equivalents and restricted cash	$411	$33
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. Commodity prices have historically been volatile, primarily as a result of supply and demand for oil and natural gas, pipeline infrastructure constraints, basis differentials, inventory storage levels, seasonal influences and geopolitical, economic and other factors. In addition, fluctuations in cash flow may result in an increase or decrease in our capital expenditures.
On October 1, 2021, we and Cimarex completed the Merger. Although we expect to achieve certain general and administrative expense synergies over the long-term through cost savings, in the near-term we will continue to incur certain Merger-related costs, which in total are expected to range from $100 million to $110 million. These payments will primarily relate to workforce reductions and the associated employee severance benefits.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2022 and December 31, 2021, we had a working capital surplus of $938 million and $916 million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next 12 months.
Net cash provided by operating activities for the three months ended March 31, 2022 increased by $1.0 billion compared to the same period in 2021. This increase was primarily due to higher natural gas, oil and NGL revenue, partially offset by higher operating expenses, higher cash paid on derivative settlements and higher changes in working capital and other assets and liabilities. The increase in natural gas, oil and NGL revenue was primarily due to our expanded operations after the Merger and an 81 percent increase in realized natural gas prices from the three months ended March 31, 2021 to the three months ended March 31, 2022.
Refer to “Results of Operations” below for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $146 million for the first three months of 2022 compared to the first three months of 2021. The increase was primarily due to $148 million of higher capital expenditures as a result of our expanded operations after the Merger.
Financing Activities. Cash flows used in financing activities increased by $508 million for the first three months of 2022 compared to the first three months of 2021. This increase was primarily due to higher dividend payments of $416.0 million as a result of the increase in our base dividend rate from $0.10 per share in April 2021 to $0.15 per share in February 2022, the payment of a variable dividend of $0.41 per share in February 2022 and additional shares issued in October 2021 as consideration in the Merger. The increase in cash flows from financing activities was also due to share repurchases of

$184 million during the first three months of 2022. These increases were partially offset by lower repayments of debt of $88 million.
Capitalization
Information about our capitalization is as follows:

(In millions)	March 31, 2022	December 31, 2021
Debt (1)	$3,115	$3,125
Stockholders' equity	11,718	11,738
Total capitalization	$14,833	$14,863
Debt to total capitalization	21%	21%
Cash and cash equivalents	$1,447	$1,036
________________________________________________________
(1)Includes $25 million of current portion of long-term debt at March 31, 2022. There were no borrowings outstanding under our revolving credit facility as of March 31, 2022 and December 31, 2021.
Share repurchases. Under our authorized share repurchase program approved in February 2022, we repurchased 8 million shares of our common stock for $192 million during the first three months of 2022. We did not repurchase any shares of our common stock during the first three months of 2021.
Dividends. During the first three months of 2022, we paid dividends of $456 million, which included a quarterly dividend on our common stock of $0.15 per share and a variable dividend of $0.41 per share, and a dividend of $23.125 per share on Cimarex’s redeemable preferred stock. During the first three months of 2021, we paid dividends of $40 million ($0.10 per share) on our common stock.
In May 2022, our Board of Directors approved a quarterly base dividend of $0.15 per share and a variable dividend of $0.45 per share, resulting in a total base-plus-variable dividend of $0.60 per share on our common stock.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and, if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In millions)	2022	2021
Capital expenditures:
Drilling and facilities	$314	$123
Leasehold acquisitions	1	1
Pipeline and gathering	8	—
Other	3	—
	326	124
Exploration expenditures(1)	6	3
	$332	$127
________________________________________________________
(1)There were no exploratory dry hole costs for the first three months of 2022 and 2021.
For the first three months of 2022, our capital program was focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 41.4 net wells and completed 20.9 net wells. We expect our 2022 capital program to be approximately $1.4 billion to $1.5 billion and will focus on the Permian Basin, where we are currently running six rigs and two completion crews, and the Marcellus Shale, where we are currently running two rigs and plan to run one to two completion crews. Refer to “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.

Contractual Obligations
We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations described under “Transportation and Gathering Agreements” and “Lease Commitments” as disclosed in Note 8 of the Notes to the Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K.
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
RESULTS OF OPERATIONS
First Three Months of 2022 and 2021 Compared
Operating Revenues

	Three Months Ended March 31,		Variance
(In millions)	2022	2021	Amount	Percent
Operating Revenues
Natural gas	$1,111	$473	$638	135%
Oil	699	—	699	100%
NGL	245	—	245	100%
Loss on derivative instruments	(391)	(13)	(378)	(2,908)%
Other	15	—	15	100%
	1,679	460	1,219	265%
Production Revenues
Our production revenues are derived from the sale of our oil, natural gas and NGL production. Our 2022 production revenues were substantially higher due to the Merger, which significantly expanded our operations to include the Permian and Anadarko Basins. Increases and decreases in our revenues, profitability and future production growth are highly dependent on the commodity prices we receive. Commodity prices are market driven and we expect that future prices will continue to fluctuate due to supply and demand factors, the availability of transportation, seasonality and geopolitical, economic and other factors.
Natural Gas Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2022	2021	Amount	Percent
Price variance ($/Mcf)	$4.33	$2.30	$2.03	89%	$522
Volume variance (Bcf)	256.4	205.8	50.6	25%	116
					$638
Natural gas revenues increased $638 million primarily due to significantly higher natural gas prices and production. The increase in production was primarily related to properties acquired in the Merger, which significantly expanded our operations, partially offset by lower production related to the timing of our drilling and completion activities in the Marcellus Shale in the first three months of 2022.
Oil Revenues
Oil revenues increased $699 million due to our expanded operations after the Merger.

NGL Revenues
NGL revenues increased $245 million due to our expanded operations after the Merger.
Loss on Derivative Instruments
Net gains and losses on our derivative instruments are a function of fluctuations in the underlying commodity index prices as compared to the contracted prices and the monthly cash settlements (if any) of the instruments. We have elected not to designate our derivatives as hedging instruments for accounting purposes and, therefore, we do not apply hedge accounting treatment to our derivative instruments. Consequently, changes in the fair value of our derivative instruments and cash settlements on the instruments are included as a component of operating revenues as either a net gain or loss on derivative instruments. Cash settlements of our contracts are included in cash flows from operating activities in our statements of cash flows. The following table presents the components of “Loss on derivative instruments” for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2021
Cash received (paid) on settlement of derivative instruments
Gas Contracts	$(42)	$3
Oil Contracts	(129)	—
Non-cash loss on derivative instruments
Gas Contracts	(182)	(16)
Oil Contracts	(38)	—
	$(391)	$(13)
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with the volume and commodity mix of production, some are a function of the number of wells we own, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our operating costs and expenses in 2022 were substantially increased due to the Merger, which significantly expanded our operations to include the Permian and Anadarko Basins. In addition, our costs for services, labor and supplies have recently increased due to increased demand for those items and supply chain disruptions related to the COVID-19 pandemic and inflation.
The following table reflects our operating costs and expenses for the years indicated and a discussion of the operating costs and expenses follows.

	Three Months Ended March 31,		Variance		Per BOE
(In millions, except per BOE)	2022	2021	Amount	Percent	2022	2021
Operating Expenses
Direct operations	$100	$17	$83	488%	$1.76	$0.50
Transportation, processing and gathering	233	137	96	70%	4.11	3.99
Taxes other than income	76	5	71	1,420%	1.34	0.15
Exploration	6	3	3	100%	0.11	0.09
Depreciation, depletion and amortization	360	94	266	283%	6.35	2.74
General and administrative	107	29	78	269%	1.89	0.84
	$882	$285	$597	209%

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

	Three Months Ended March 31,			Per BOE
(In millions, except per BOE)	2022	2021	Variance	2022	2021
Direct Operating Expense
Lease operating expense	$82	$15	$67	$1.44	$0.44
Workover expense	18	2	16	0.32	0.06
	$100	$17	$83	$1.76	$0.50
Lease operating and workover expense increased primarily due to our expanded operations after the Merger, along with a slight increase in workover expense in the Marcellus Shale.
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
Transportation, processing and gathering increased $96 million primarily due to our expanded operations after the Merger, along with a slight increase in gathering charges in the Marcellus Shale.
Taxes Other Than Income
Taxes other than income consist of production (or severance) taxes, drilling impact fees, ad valorem taxes and other taxes. State and local taxing authorities assess these taxes, with production taxes being based on the volume or value of production, drilling impact fees being based on drilling activities and prevailing natural gas prices and ad valorem taxes being based on the value of properties. The following table presents taxes other than income for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Taxes Other than Income
Production	$63	$—	$63
Drilling impact fees	7	5	2
Ad valorem	6	—	6
	$76	$5	$71
Taxes other than income as a percentage of production revenue	3.7%	1.1%

Taxes other than income increased $71 million. Production taxes represented the majority of our taxes other than income, which increased primarily due to higher production related to properties acquired in the Merger and higher commodity prices. Drilling impact fees increased primarily due to higher natural gas prices.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization (“DD&A”) expense consisted of the following for the periods indicated:

	Three Months Ended March 31,			Per BOE
(In millions, except per BOE)	2022	2021	Variance	2022		2021
DD&A Expense
Depletion	$339	$91	$248	$5.98		$2.68
Depreciation	19	2	17	0.33		0.03
Accretion of ARO	2	1	1	0.04		0.03
	$360	$94	$266	$6.35	4.16	$2.74

Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $248 million due to increased production and a higher depletion rate of $5.98 per BOE for the three months ended March 31, 2022, both of which are attributable to a significant increase in the value of the oil and gas properties acquired on the closing date of the Merger, compared to $2.68 per BOE for the three months ended March 31, 2021.
Fixed assets consist primarily of gas gathering facilities, water infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Also included in our depreciation expense is the depreciation of the right-of-use asset associated with our finance lease gathering system. The increase in depreciation expense during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to increased depreciation on our gathering and facilities acquired in the Merger.
General and Administrative
General and administrative (“G&A”) expense consists primarily of salaries and related benefits, stock-based compensation, office rent, legal and consulting fees, systems costs and other administrative costs incurred. Our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate. The table below reflects our G&A expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
G&A Expense
General and administrative expense	$53	$17	$36
Stock-based compensation expense	23	12	11
Merger-related expense	31	—	31
	$107	$29	$78

General and administrative expense increased $78 million primarily due to the Merger, which significantly expanded our headcount and office-related expenses.
Periodic stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense increased $11 million primarily due to the issuance of additional shares as consideration in the Merger and increased headcount.

Merger-related expenses increased $31 million primarily due to $7 million of Merger integration costs and $24 million of employee-related     severance and termination benefits associated with the expected termination of certain Cimarex employees, which is being accrued over the expected transition period.
Interest Expense, net
Interest expense increased $9 million primarily due to the incremental interest expense, net of premium amortization associated with the debt assumed in the Merger of $2.2 billion. This increase was partially offset by lower interest expense due to the repayment of $88 million of our 5.58% weighted-average private placement senior notes, which matured in January 2021, and the repayment of $100 million of our 3.65% weighted-average private placement senior notes, which matured in September 2021.
Income Tax Expense

	Three Months Ended March 31,
(In millions)	2022	2021	Variance
Income Tax Expense
Current tax expense	$134	$25	$109
Deferred tax expense	36	12	24
	$170	$37	$133
Combined federal and state effective income tax rate	22%	22%

Income tax expense increased $133 million due to higher pre-tax income attributable to higher commodity prices and our expanded operations following the Merger.
Forward-Looking Information
The statements regarding future financial and operating performance and results, the anticipated effects of, and certain other matters related to, the Merger involving Cimarex, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, ‘budget”, “plan”, “forecast”, “target”, “predict”, “potential”, “possible”, “may”, “should”, “could”, “would”, “will”, strategy”, “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the continuing effects of the COVID-19 pandemic and the impact thereof on our business, financial condition and results of operations and the economy as a whole, the risk that our and Cimarex’s businesses will not be integrated successfully, the risk that the cost savings and any other synergies from the Merger may not be fully realized or may take longer to realize than expected, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, including as a result of pandemics and geopolitical disruptions such as the war in Ukraine, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission (“SEC”) filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K and in Item 1A of Part II of this Form 10-Q for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. The following quantitative and qualitative information is provided about financial instruments to which we were party to as of March 31, 2022 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of commodity price volatility for our production in the oil and natural gas markets through the use of financial commodity derivatives. A committee that consists of members of senior management oversees our risk management activities. Our financial commodity derivatives generally cover a portion of our production and, while protecting us in the event of price declines, limit the benefit to us in the event of price increases. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our financial commodity derivatives. Please read the discussion below as well as Note 5 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivatives.
Periodically, we enter into financial commodity derivatives, including collar, swap, roll differential swap and basis swap agreements, to protect against exposure to commodity price declines related to our oil and natural gas production. Our credit agreement restricts our ability to enter into financial commodity derivatives other than to hedge or mitigate risks to which we have actual or projected exposure or as permitted under our risk management policies and that do not subject us to material speculative risks. All of our financial derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index.
As of March 31, 2022, we had the following outstanding financial commodity derivatives:

			Collars				Estimated Fair Value Asset (Liability) (In millions)
			Floor		Ceiling
Type of Contract	Volume (Mmbtu)	Contract Period	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)	Range ($/Mmbtu)	Weighted-Average ($/Mmbtu)
Natural gas (NYMEX)	74,900,000	Apr. 2022 - Oct. 2022	$3.00 - $4.50	$3.61	$4.07 - $6.68	$5.12	$(74)
Natural gas (Perm EP)(1)	1,820,000	Apr. 2022 - Jun. 2022	$—	$2.40	$2.85 - $2.90	$2.88	(3)
Natural gas (Perm EP)(1)	5,500,000	Apr. 2022 - Dec. 2022	$—	$2.50	$—	$3.15	(10)
Natural gas (PEPL)(2)	1,820,000	Apr. 2022 - Jun. 2022	$—	$2.40	$2.81 - $2.91	$2.86	(4)
Natural gas (PEPL)(2)	5,500,000	Apr. 2022 - Dec. 2022	$—	$2.60	$—	$3.27	(11)
Natural gas (Waha)(3)	1,820,000	Apr. 2022 - Jun. 2022	$—	$2.40	$2.82 - $2.89	$2.86	(3)
Natural gas (Waha)(3)	1,830,000	Apr. 2022 - Sep. 2022	$—	$2.40	$—	$2.77	(4)
Natural gas (Waha)(3)	5,500,000	Apr. 2022 - Dec. 2022	$—	$2.50	$—	$3.12	(9)
Natural gas (NYMEX)	71,500,000	Apr. 2022 - Dec 2022	$3.50 - $4.25	$3.84	$4.75 - $6.60	$5.39	(59)
Natural gas (NYMEX)	52,850,000	Nov 2022 - Mar 2023	$4.00 - $4.75	$4.46	$7.00 - $10.10	$8.37	(15)
							$(192)
________________________________________________________
(1)The index price is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(2)The index price is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.

(3)The index price is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

			Collars				Swaps		Estimated Fair Value Asset (Liability) (In millions)
			Floor		Ceiling		Basis Swaps	Roll Swaps
Type of Contract	Volume (Mbbl)	Contract Period	Range ($/Bbl)	Weighted-Average ($/Bbl)	Range ($/Bbl)	Weighted- Average ($/Bbl)	Weighted- Average ($/Bbl)	Weighted- Average ($/Bbl)
Crude oil (WTI)	819	Apr. 2022-Jun. 2022	$35.00 - $37.50	$36.11	$48.38 - $51.10	$49.97			$(39)
Crude oil (WTI)	1,830	Apr. 2022-Sep. 2022	$—	$40.00	$47.55 - $50.89	$49.19			(85)
Crude oil (WTI)	2,200	Apr. 2022-Dec. 2022	$—	$57.00	$72.20 - $72.80	$72.43			(50)
Crude oil (WTI Midland)(1)	728	Apr. 2022-Jun. 2022					$0.25		—
Crude oil (WTI Midland)(1)	1,281	Apr. 2022-Sep. 2022					$0.38		(1)
Crude oil (WTI Midland)(1)	2,200	Apr. 2022-Dec. 2022					$0.05		(2)
Crude oil (WTI)	364	Apr. 2022-Jun. 2022						$(0.20)	(1)
Crude oil (WTI)	1,281	Apr. 2022-Sep. 2022						$0.10	(2)
									$(180)
___________________________________________________
(1)The index price is WTI Midland as quoted by Argus Americas Crude.
The amounts set forth in the table above represent our total unrealized derivative position at March 31, 2022 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.
Subsequent event. In April 2022, we entered into the following financial commodity derivatives:

			Swaps
Type of Contract	Volume (Mmbtu)	Contract Period	Weighted-Average ($/Mmbtu)
Natural gas (Waha)(1)	9,200,000	May 2022 - Oct 2022	$4.77
________________________________________________________
(1)The index price is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.

			Collars
			Floor		Ceiling		Basis Swaps
Type of Contract	Volume (Mbbl)	Contract Period	Range ($/Bbl)	Weighted-Average ($/Bbl)	Range ($/Bbl)	Weighted-Average ($/Bbl)	Weighted-Average ($/Bbl)
Crude oil (WTI)	920	Oct. 2022 - Dec. 2022	$—	$65.00	$136.25 - $145.25	$140.49
Crude oil (WTI)	1,810	Jan. 2023 - Jun 2023	$—	$65.00	$116.30 - $118.30	$117.47
Crude oil (WTI Midland)(1)	920	Oct. 2022 - Dec. 2022					$0.64
Crude oil (WTI Midland)(1)	1,810	Jan. 2023 - Jun 2023					$0.64
________________________________________________________
(1)The index price is WTI Midland as quoted by Argus Americas Crude.

A significant portion of our expected oil and natural gas production for 2022 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.

During the first three months of 2022, oil collars with floor prices ranging from $35.00 to $57.00 per Bbl and ceiling prices ranging from $45.15 to $72.80 per Bbl covered 3.1 Mmbbls, or 41 percent, of oil production at a weighted-average price of $54.06 per Bbl. Oil basis swaps covered 2.7 Mmbbls, or 36 percent, of oil production at a weighted-average price of $0.20 per Bbl. Oil roll differential swaps covered 1.4 Mmbbls, or 19 percent, of oil production at a weighted-average price of $(0.07) per Bbl.
During the first three months of 2022, natural gas collars with floor prices ranging from $1.70 to $4.75 per Mmbtu and ceiling prices ranging from $2.10 to $10.32 per Mmbtu covered 55.1 Bcf, or 22 percent of natural gas production at a weighted-average price of $4.06 per Mmbtu.
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
Interest Rate Risk
At March 31, 2022, we had total debt of $3.1 billion (with a principal amount of $2.9 billion). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit facility provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of March 31, 2022 and, therefore, no related exposure to interest rate risk.
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments.
The fair value of our senior notes is based on quoted market prices. We use available market data and valuation methodologies to estimate the fair value of our private placement senior notes. The fair value of the private placement senior notes is the estimated amount we would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is our default or repayment risk. The credit spread (premium or discount) is determined by comparing our senior notes and revolving credit facility to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of the private placement senior notes is based on interest rates currently available to us.
The carrying amount and fair value of debt is as follow:

	March 31, 2022		December 31, 2021
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,115	$2,999	$3,125	$3,163
Current maturities	(25)	(25)	—	—
Long-term debt, excluding current maturities	$3,090	$2,974	$3,125	$3,163

ITEM 4. Controls and Procedures
As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief

Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
During the quarter ended December 31, 2021, the Company completed its Merger with Cimarex. As part of the ongoing integration of the acquired business, the Company is in the process of incorporating the controls and related procedures of Cimarex. Other than incorporating Cimarex’s controls, there were no changes in internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to have a material effect on, the Company’s internal control over financial reporting.

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
ITEM 1A. Risk Factors
The below risk factor updates a risk factor, and should be read in conjunction with the other risk factors, previously discussed in Part I, Item 1A of our Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition or results of operations.
Commodity prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business.
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the oil, natural gas and NGLs that we sell. Lower commodity prices may reduce the amount of oil, natural gas and NGLs that we can produce economically. Historically, commodity prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. For example, the WTI oil prices in 2021 ranged from a high of $84.65 to a low of $47.62 per Bbl and NYMEX natural gas prices in 2021 ranged from a high of $23.86 (during Winter Storm Uri) to a low of $2.43 per Mmbtu. Any substantial or extended decline in future commodity prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in commodity prices may cause us to delay or postpone a significant portion of our exploration and development projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility and limit our ability to execute aspects of our business plans. Refer to “Future commodity price declines may result in write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations” in our Form 10-K under Part I, Item IA.
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
•geopolitical risks and sanctions, including as a result of the war in Ukraine and other actions that may impact demand and supply chains;
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
Share repurchase activity during the quarter ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions) (2)
January 2022	—	$—	—	$1,250
February 2022	149	$22.39	149	$1,247
March 2022 (3)	7,804	$24.26	7,804	$1,058
Total	7,953		7,953
________________________________________________________
(1)In February 2022, our Board of Directors terminated the previously authorized share repurchase program and authorized a new share repurchase program, which was announced on February 24, 2022. This new share repurchase program authorizes us to purchase up to $1.25 billion of our common stock in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Exchange Act. We purchased 8.0 million common shares for $192 million during the quarter ended March 31, 2022.
(2)As of March 31, 2022, we can purchase up to $1.1 billion of shares under the repurchase program.
(3)Includes 325,000 shares that were purchased for $8 million prior to March 31, 2022 and settled in April 2022.

ITEM 6. Exhibits
Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.3 of Coterra's Current Report on Form 8-K filed with the SEC on October 1, 2021).

3.2	Amended and Restated Bylaws of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.4 of Coterra’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

4.1
Certificate of Designations to 8 1⁄8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co. (incorporated herein by reference to Exhibit 4.3 of Coterra’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).

4.2
Amendment to Certificate of Designations to 8 1/8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co. (incorporated herein by reference to Exhibit 4.4 of Coterra’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).

4.3	Amendment to Certificate of Designations to 8 1/8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co.

10.1*	Coterra Energy Inc. 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014)
(a) Form of Restricted Stock Unit Award Agreement (legacy Cabot officers);
(b) Form of Performance Share Award Agreement (legacy Cabot officers).

10.2*
Cimarex Energy Co. Amended and Restated 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.4 of Coterra’s Registration Statement on S-8 (Reg. No. 33-260230) filed with the SEC on October 14, 2021).

(a) Form of Restricted Stock Unit Award Agreement (legacy Cimarex continuing officers);
(b) Form of Restricted Stock Unit Award Agreement (legacy Cimarex transitioning officers);
(c) Form of Performance Share Award Agreement (legacy Cimarex continuing officers);
(d) Form of Performance Share Award Agreement

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________.
*Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTERRA ENERGY INC.
(Registrant)

May 3, 2022	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chief Executive Officer and President
(Principal Executive Officer)

May 3, 2022	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 3, 2022	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)