Form 10-Q
period 2022-06-30
Coterra Energy Inc.
filed 2022-08-03
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, there were 795,595,177 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,059	$1,036
Restricted cash	10	10
Accounts receivable, net	1,525	1,037
Income taxes receivable	170	—
Inventories	46	39
Other current assets	22	14
Total current assets	2,832	2,136
Properties and equipment, net (Successful efforts method)	17,407	17,375
Other assets	408	389
	$20,647	$19,900
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,044	$747
Current portion of long-term debt	124	—
Accrued liabilities	206	260
Income taxes payable	—	29
Interest payable	26	25
Derivative instruments	170	159
Total current liabilities	1,570	1,220
Long-term debt, net	2,981	3,125
Deferred income taxes	3,203	3,101
Asset retirement obligations	265	259
Other liabilities	426	407
Total liabilities	8,445	8,112

Commitments and contingencies

Cimarex redeemable preferred stock	11	50

Stockholders' equity
Common stock:
Authorized — 1,800,000,000 shares of $0.10 par value in 2022 and 2021, respectively
Issued — 894,493,926 shares and 892,612,010 shares in 2022 and 2021, respectively	89	89
Additional paid-in capital	10,976	10,911
Retained earnings	3,460	2,563
Accumulated other comprehensive income	5	1
Less treasury stock, at cost:
98,725,561 shares and 79,082,385 shares in 2022 and 2021, respectively	(2,339)	(1,826)
Total stockholders' equity	12,191	11,738
	$20,647	$19,900
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
OPERATING REVENUES
Natural gas	$1,468	$412	$2,579	$885
Oil	876	—	1,575	—
NGL	280	—	525	—
Loss on derivative instruments	(66)	(88)	(457)	(101)
Other	14	—	29	—
	2,572	324	4,251	784
OPERATING EXPENSES
Direct operations	116	16	216	33
Transportation, processing and gathering	238	133	471	270
Taxes other than income	98	4	174	9
Exploration	7	2	13	5
Depreciation, depletion and amortization	414	92	774	186
General and administrative	87	23	194	52
	960	270	1,842	555
Loss on sale of assets	(3)	—	(1)	—
INCOME FROM OPERATIONS	1,609	54	2,408	229
Interest expense, net	21	13	42	25
Income before income taxes	1,588	41	2,366	204
Income tax expense	359	11	529	48
NET INCOME	$1,229	$30	$1,837	$156

Earnings per share
Basic	$1.53	$0.08	$2.28	$0.39
Diluted	$1.52	$0.08	$2.27	$0.39

Weighted-average common shares outstanding
Basic	803	400	806	399
Diluted	808	403	809	402
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,837	$156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	774	186
Deferred income tax expense	101	15
Loss on sale of assets	1	—
Loss on derivative instruments	457	101
Net cash (paid) received in settlement of derivative instruments	(464)	3
Amortization of premium and debt issuance costs	(19)	1
Stock-based compensation and other	38	14
Changes in assets and liabilities:
Accounts receivable, net	(489)	32
Income taxes	(200)	(16)
Inventories	(9)	(2)
Other current assets	(6)	(3)
Accounts payable and accrued liabilities	147	(12)
Interest payable	1	(3)
Other assets and liabilities	32	(3)
Net cash provided by operating activities	2,201	469

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(745)	(274)
Proceeds from sale of assets	4	—
Net cash used in investing activities	(741)	(274)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(88)
Repayments of finance leases	(3)	—
Treasury stock repurchases	(487)	—
Dividends paid	(940)	(84)
Cash received for stock option exercises	10	—
Cash paid for conversion of redeemable preferred stock	(10)	—
Tax withholdings on vesting of stock awards	(7)	(6)
Net cash used in financing activities	(1,437)	(178)

Net increase in cash, cash equivalents and restricted cash	23	17
Cash, cash equivalents and restricted cash, beginning of period	1,046	152
Cash, cash equivalents and restricted cash, end of period	$1,069	$169
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2021	893	$89	79	$(1,826)	$10,911	$1	$2,563	$11,738
Net income	—	—	—	—	—	—	608	608
Exercise of stock options	—	—	—	—	6	—	—	6
Stock amortization and vesting	—	—	—	—	10	—	—	10
Treasury stock repurchases	—	—	8	(192)	—	—	—	(192)
Cash dividends:
Common stock at $0.56 per share	—	—	—	—	—	—	(455)	(455)
Preferred stock at $20.3125 per share	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	4	—	4
Balance at March 31, 2022	893	$89	87	$(2,018)	$10,927	$5	$2,715	$11,718
Net income	—	—	—	—	—	—	1,229	1,229
Exercise of stock options	—	—	—	—	3	—	—	3
Stock amortization and vesting	—	—	—	—	18	—	—	18
Conversion of Cimarex redeemable preferred stock	1	—	—	—	28	—	—	28
Purchase of treasury stock	—	—	12	(321)	—	—	—	(321)
Cash dividends:
Common stock at $0.60 per share	—	—	—	—	—	—	(484)	(484)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance at June 30, 2022	894	$89	99	$(2,339)	$10,976	$5	$3,460	$12,191

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2020	478	$48	79	$(1,823)	$1,804	$2	$2,185	$2,216
Net income	—	—	—	—	—	—	126	126
Stock amortization and vesting	—	—	—	—	4	—	—	4
Cash dividends at $0.10 per share	—	—	—	—	—	—	(40)	(40)
Balance at March 31, 2021	478	$48	79	$(1,823)	$1,808	$2	$2,271	$2,306
Net income	—	—	—	—	—	—	30	30
Stock amortization and vesting	—	—	—	—	8	—	—	8
Cash dividends at $0.11 per share	—	—	—	—	—	—	(44)	(44)
Balance at June 30, 2021	478	$48	79	$(1,823)	$1,816	$2	$2,257	$2,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Coterra Energy Inc. (the “Company”) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), except for any new accounting pronouncements adopted during the period. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the results that may be expected for the entire year.
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
Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets, liabilities and mezzanine equity of Cimarex and its subsidiaries were recorded at their respective fair values as of the effective date of the Merger. The purchase price allocation was based on preliminary estimates and assumptions, which are subject to change for up to one year after October 1, 2021, the effective date of the Merger, as the Company finalizes the valuations of the assets acquired, liabilities assumed and the related tax balances as of the effective date of the Merger. Determining the fair value of the assets and liabilities of Cimarex requires judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of Cimarex's oil and gas properties and certain other fixed assets, long-term debt and derivative instruments. Oil and gas properties and certain fixed assets were valued using an income and market approach utilizing Level 3 inputs including internally generated production and development data and estimated price and cost estimates. Long-term debt was valued using a market approach utilizing Level 1 inputs including observable market prices on the underlying debt instruments. Derivative liabilities were based on Level 3 inputs consistent with the Company’s other commodity derivative instruments. There were no adjustments to the purchase price allocation during the six months ended June 30, 2022.
Unaudited Pro Forma Financial Information
The results of Cimarex’s operations have been included in the Company’s consolidated financial statements since October 1, 2021, the effective date of the Merger. The following supplemental pro forma information for the six months ended June 30, 2021 has been prepared to give effect to the Merger as if it had occurred on January 1, 2021. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by Coterra to integrate the Cimarex assets.
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

(In millions, except per share amounts)	Six Months Ended June 30, 2021
Pro forma revenue	$1,802
Pro forma net income	71

Pro forma basic earnings per share	$0.09
Pro forma diluted earnings per share	$0.09
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	June 30, 2022	December 31, 2021
Proved oil and gas properties	$16,102	$15,340
Unproved oil and gas properties	5,292	5,316
Gathering and pipeline systems	423	395
Land, buildings and other equipment	144	140
Finance lease right-of-use asset	24	20
	21,985	21,211
Accumulated depreciation, depletion and amortization	(4,578)	(3,836)
	$17,407	$17,375
Capitalized Exploratory Well Costs
As of June 30, 2022, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.
4. Debt and Credit Agreements
The Company’s debt and credit agreements consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
6.51% weighted-average private placement senior notes (1)	$37	$37
5.58% weighted-average private placement senior notes (2)	87	87
3.65% weighted-average private placement senior notes	825	825
4.375% senior notes due June 1, 2024	750	750
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
Revolving credit facility	—	—
Net premium (discount)	164	185
Unamortized debt issuance costs	(8)	(9)
	$3,105	$3,125
________________________________________________________
(1) Includes $37 million of current portion of long-term debt at June 30, 2022.
(2) Includes $87 million of current portion of long-term debt at June 30, 2022.
At June 30, 2022, the Company was in compliance with all financial and other covenants for both its revolving credit facility and senior notes.

Subsequent event. In August 2022, the Company repurchased $37 million principal amount of its 6.51% weighted-average senior notes for approximately $38 million and $87 million principal amount of its 5.58% weighted-average senior notes for approximately $92 million.
Revolving Credit Agreement
At June 30, 2022, the Company had no borrowings outstanding under its revolving credit facility and unused commitments of $1.5 billion.
5. Derivative Instruments
As of June 30, 2022, the Company had the following outstanding financial commodity derivatives:

	2022		2023
Natural Gas	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Waha swaps (1)
Volume (Mmbtu)	4,600,000	1,550,000	—	—	—	—
Weighted average price	$4.77	$4.77	$—	$—	$—	$—

Waha gas collars (1)
Volume (Mmbtu)	2,760,000	1,840,000	8,100,000	8,190,000	8,280,000	8,280,000
Weighted average floor	$2.47	$2.50	$3.03	$3.03	$3.03	$3.03
Weighted average ceiling	$3.00	$3.12	$5.39	$5.39	$5.39	$5.39

NYMEX collars
Volume (Mmbtu)	60,720,000	57,670,000	31,500,000	4,550,000	4,600,000	1,550,000
Weighted average floor	$4.07	$4.15	$4.46	$4.50	$4.50	$4.50
Weighted average ceiling	$5.64	$6.58	$8.37	$8.39	$8.39	$8.39

El Paso Permian gas collars (2)
Volume (Mmbtu)	1,840,000	1,840,000	—	—	—	—
Weighted average floor	$2.50	$2.50	$—	$—	$—	$—
Weighted average ceiling	$3.15	$3.15	$—	$—	$—	$—

PEPL gas collars (3)
Volume (Mmbtu)	1,840,000	1,840,000	—	—	—	—
Weighted average floor	$2.60	$2.60	$—	$—	$—	$—
Weighted average ceiling	$3.27	$3.27	$—	$—	$—	$—

Leidy basis swaps (4)
Volume (Mmbtu)	4,600,000	1,550,000	—	—	—	—
Weighted average price	$(1.50)	$(1.50)	$—	$—	$—	$—
________________________________________________________
(1)The index price is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.
(2)The index price is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(3)The index price is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.
(4)The index price is Transco, Leidy Line receipts (“Leidy”) as quoted in Platt’s Inside FERC.

	2022		2023
Oil	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
WTI oil collars
Volume (Mbbl)	2,116	2,116	1,350	1,365
Weighted average floor	$56.78	$67.65	$70.00	$70.00
Weighted average ceiling	$72.81	$112.50	$116.03	$116.03

WTI Midland oil basis swaps (1)
Volume (Mbbl)	1,840	2,116	1,350	1,365
Weighted average differential	$0.34	$0.46	$0.63	$0.63

WTI oil roll differential swaps
Volume (Mbbl)	644	—	—	—
Weighted average price	$0.10	$—	$—	$—
________________________________________________________
(1)The index price is WTI Midland as quoted by Argus Americas Crude.
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commodity contracts	Other current assets (current)	$9	$7	$—	$—
Commodity contracts	Derivative instruments (current)	—	—	170	159
Commodity contracts	Other assets (non-current)	16	—	—	—
		$25	$7	$170	$159
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	June 30, 2022	December 31, 2021
Derivative assets
Gross amounts of recognized assets	$56	$27
Gross amounts offset in the condensed consolidated balance sheet	(31)	(20)
Net amounts of assets presented in the condensed consolidated balance sheet	25	7
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$25	$7

Derivative liabilities
Gross amounts of recognized liabilities	$201	$179
Gross amounts offset in the condensed consolidated balance sheet	(31)	(20)
Net amounts of liabilities presented in the condensed consolidated balance sheet	170	159
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	48	35
Net amount	$218	$194

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Cash (paid) received on settlement of derivative instruments
Gas contracts	$(161)	$—	$(203)	$3
Oil contracts	(132)	—	(261)	—
Non-cash gain (loss) on derivative instruments
Gas Contracts	133	(88)	(49)	(104)
Oil Contracts	94	—	56	—
	$(66)	$(88)	$(457)	$(101)
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2022
Assets
Deferred compensation plan	$41	$—	$—	$41
Derivative instruments	—	—	56	56
	$41	$—	$56	$97
Liabilities
Deferred compensation plan	$54	$—	$—	$54
Derivative instruments	—	—	201	201
	$54	$—	$201	$255

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2021
Assets
Deferred compensation plan	$47	$—	$—	$47
Derivative instruments	—	—	27	27
	$47	$—	$27	$74
Liabilities
Deferred compensation plan	$56	$—	$—	$56
Derivative instruments	—	—	179	179
	$56	$—	$179	$235
The Company's investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company's common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company's counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and/or are compared to multiple quotes obtained from counterparties. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative transactions while non-performance risk of the Company is evaluated using market credit spreads provided by several of the Company's banks. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In millions)	2022	2021
Balance at beginning of period	$(152)	$24
Total gain (loss) included in earnings	(450)	(78)
Settlement (gain) loss	457	(4)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(145)	$(58)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(112)	$(64)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of June 30, 2022, additional disclosures were not required.
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

The carrying amount and estimated fair value of debt is as follows:

	June 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,105	$2,887	$3,125	$3,163
Current maturities	(124)	(127)	—	—
Long-term debt, excluding current maturities	$2,981	$2,760	$3,125	$3,163
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Six Months Ended June 30, 2022
Balance at beginning of period	$263
Liabilities incurred	6
Liabilities settled	(2)
Liabilities divested	(3)
Accretion expense	5
Balance at end of period	269
Less: current asset retirement obligations	(4)
Noncurrent asset retirement obligations	$265
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Transportation, Processing and Gathering Agreements” and “Lease Commitments” as disclosed in Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K, except as discussed below.
Lease Commitments
Subsequent Event. On July 7, 2022, the Company commenced a lease for an electric hydraulic fracturing fleet. The Company expects to record an operating lease liability and right-of-use asset of between $145 million and $155 million during the third quarter of 2022 related to this lease.
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
On February 25, 2021, the Company filed a motion to transfer the class action lawsuit to the U.S. District Court for the Southern District of Texas, in Houston, Texas, where its headquarters are located. On June 11, 2021, the Company filed a motion to dismiss the class action lawsuit on the basis that the plaintiffs’ allegations do not meet the requirements for pleading a claim under Section 10(b) or Section 20 of the Exchange Act. On June 22, 2021, the motion to transfer the class action lawsuit to the Southern District of Texas was granted. Pursuant to the prior agreement of the parties, the consolidated derivative case discussed in the preceding paragraph was also transferred to the Southern District of Texas on July 12, 2021. Subsequently, an additional stockholder derivative action styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the benefit of Geri D. Treppel and Larry A. Treppel v. Dinges, et al. (U.S. District Court, Southern District of Texas, Houston Division), asserting substantially similar Delaware common law claims as in the existing derivative cases, was filed in the Southern District of Texas and consolidated with the existing consolidated derivative cases. On January 12, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the class action lawsuit but allowed the plaintiffs to file an amended complaint. The class action plaintiffs filed their amended complaint on February 11, 2022. The Company filed a motion to dismiss the amended class action complaint on March 10, 2022. The motion to dismiss is fully briefed and is pending for decision. On April 1, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the consolidated derivative case but allowed the plaintiffs to file an amended complaint. The derivative plaintiffs filed their third amended complaint on May 16, 2022. The Company filed its motion to dismiss on June 10, 2022. The Company intends to vigorously defend the class action and derivative lawsuits.
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
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Natural gas	$1,468	$412	$2,579	$885
Oil	876	—	1,575	—
NGL	280	—	525	—
Other	14	—	29	—
	$2,638	$412	$4,708	$885
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
As of June 30, 2022, the Company had $7.5 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over periods ranging from two to 16 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, which is generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $1.4 billion and $922 million as of June 30, 2022 and December 31, 2021, respectively, and are reported in accounts receivable, net on the Condensed Consolidated Balance Sheet. As of June 30, 2022, the Company has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.

10. Capital Stock
Dividends
Common Stock
In February 2022, the Company’s Board of Directors approved an increase in the quarterly base dividend on the Company’s common stock from $0.125 to $0.15 per share.
The following table summarizes the dividends the Company has paid on its common stock during the six months ended June 30, 2022 and 2021:

	Rate per share
	Fixed	Variable	Total	Total Dividends Paid (In millions)
2022:
First quarter	$0.15	$0.41	$0.56	$455
Second quarter	0.15	0.45	0.60	484
Total year-to-date	$0.30	$0.86	$1.16	$939
2021:
First quarter	$0.10	$—	$0.10	$40
Second quarter	0.11	—	0.11	44
Total year-to-date	$0.21	$—	$0.21	$84
Subsequent Event. In August 2022, the Company’s Board of Directors approved the quarterly base dividend of $0.15 per share and a variable dividend of $0.50 per share, resulting in a base-plus-variable dividend of $0.65 per share on the Company’s common stock.
Treasury Stock
In February 2022, the Company’s Board of Directors terminated the previously authorized share repurchase program and authorized a new share repurchase program. This new share repurchase program authorizes the Company to purchase up to $1.25 billion of the Company’s common stock in the open market or in negotiated transactions.
During the six months ended June 30, 2022, the Company repurchased 20 million shares for $513 million under the new share repurchase program, including repurchases of $27 million that were purchased prior to June 30, 2022 and settled in July 2022. As of June 30, 2022, 99 million shares were held as treasury stock, with $737 million remaining under the Company’s current share repurchase program.
Cimarex Redeemable Preferred Stock
In May 2022, the holders of 21,900 shares of Cimarex redeemable preferred stock elected to convert their Cimarex redeemable preferred stock into Coterra common stock and cash. As a result of the conversion, the holders received 809,846 shares of Coterra common stock and $10 million in cash according to the terms of the Certificate of Designations for the Cimarex redeemable preferred stock. The book value of the converted shares was $39 million, and upon conversion the excess of carrying value over cash paid was credited to additional paid-in capital. There was no gain or loss recognized on the transaction because it was completed in accordance with the original terms of the Certificate of Designations for the Cimarex redeemable preferred stock. At June 30, 2022, there were 6,125 shares of Cimarex redeemable preferred stock outstanding with a carrying value of $11 million.

11. Stock-Based Compensation
General
The Company grants certain stock-based compensation awards, including restricted stock awards, restricted stock units, performance share awards and stock options. Stock-based compensation expense associated with these awards was $21 million and $4 million in the second quarter of 2022 and 2021, respectively, and $44 million and $16 million for the six months ended

June 30, 2022 and 2021, respectively. Stock-based compensation expense is included in general and administrative expense in the Condensed Consolidated Statement of Operations.
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units - Employees
During the six months ended June 30, 2022, the Company granted 1,494,205 restricted stock units to employees of the Company with a weighted average grant date value of $23.98 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest either at the end of a three-year service period or on a graded or graduated vesting basis at each anniversary date over a three-year service period. The Company used an annual forfeiture rate assumption of zero to five percent for purposes of recognizing stock-based compensation expense for its restricted stock units.
Restricted Stock Units - Non-Employees Directors
In June 2022, the Company granted 45,472 restricted stock units, with a weighted-average grant date value of $35.19 per unit, to the Company’s non-employee directors. The fair value of these units is measured based on the closing stock price on grant date. These units will vest in April 2023 and the Company will recognize compensation expense ratably over the vesting period.
Performance Share Awards
The performance period for the awards granted by the Company during the six months ended June 30, 2022 commenced on February 1, 2022 and ends on January 31, 2025. The Company used an annual forfeiture rate assumption of zero percent for purposes of recognizing stock-based compensation expense for its performance share awards.
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
TSR Performance Share Awards. During the six months ended June 30, 2022, the Company granted 1,161,599 performance share awards (the “TSR Performance Share Awards”) which are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period. The 2022 TSR Performance Share Awards include a feature that will reduce the potential cash component of the award if the actual performance is negative over the three-year period and the base calculation indicates an above-target payout.
The following assumptions were used to determine the grant date fair value of the equity component on February 28, 2022 and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	June 30, 2022
Fair value per performance share award	$17.89	$14.04
Assumptions:
Stock price volatility	42.3%	46.2%
Risk-free rate of return	1.60%	2.94%
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

The following is a calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Income (Numerator)
Net income	$1,229	$30	$1,837	$156
Less: dividends attributable to participating securities	(1)	—	(3)	—
Less: Cimarex redeemable preferred stock dividends	—	—	(1)	—
Net income available to common stockholders	$1,228	$30	$1,833	$156

Shares (Denominator)
Weighted-average shares - Basic	803	400	806	399
Dilution effect of stock awards at end of period	5	3	3	3
Weighted-average shares - Diluted	808	403	809	402

Earnings per share:
Basic	$1.53	$0.08	$2.28	$0.39
Diluted	$1.52	$0.08	$2.27	$0.39
The following is a calculation of weighted-average shares excluded from diluted EPS due to anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—	1	1
13. Related Party Transactions
From time to time, Helmerich & Payne, Inc. (“H&P”) provides contract drilling services to the Company. The Company incurred drilling costs of approximately $2 million and $5 million related to these services during the three and six months ended June 30, 2022, respectively.
Hans Helmerich, a director of the Company, is the Chairman of the Board of Directors of H&P.
14. Restructuring Costs
In connection with the Merger, the Company incurred certain merger-related restructuring costs that are primarily related to workforce reductions and the associated employee severance benefits that were triggered by the Merger. The Company recognized $33 million of restructuring expenses during 2022 related to the accrual of employee-related severance and termination benefits associated with the expected termination of certain Cimarex employees.
The following table summarizes the Company’s restructuring liabilities:

(In millions)	Six Months Ended June 30, 2022
Balance at beginning of period	$43
Additions to merger-related restructuring costs	33
Payments of merger-related restructuring costs	(7)
Balance at end of period	$69

15. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	June 30, 2022	December 31, 2021
Accounts receivable, net
Trade accounts	$1,413	$922
Joint interest accounts	93	83
Other accounts	22	34
	1,528	1,039
Allowance for credit losses	(3)	(2)
	$1,525	$1,037
Other assets
Deferred compensation plan	$41	$47
Debt issuance costs	4	5
Operating lease right-of-use assets	295	317
Derivative instruments	16	—
Other accounts	52	20
	$408	$389
Accounts payable
Trade accounts	$62	$94
Royalty and other owners	511	315
Accrued transportation	92	96
Accrued capital costs	167	88
Taxes other than income	78	60
Accrued lease operating costs	31	29
Other accounts	103	65
	$1,044	$747
Accrued liabilities
Employee benefits	$78	$124
Taxes other than income	21	13
Operating lease liabilities	73	69
Financing lease liabilities	6	14
Other accounts	28	40
	$206	$260
Other liabilities
Deferred compensation plan	$54	$56
Postretirement benefits	28	33
Operating lease liabilities	222	248
Financing lease liabilities	14	7
Other accounts	108	63
	$426	$407

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” “our,” “we” and “us”) for the three and six month periods ended June 30, 2022 and 2021 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Form 10-K”).
OVERVIEW
Cimarex Merger
On October 1, 2021, we completed a merger transaction (the “Merger”) with Cimarex Energy Co. (“Cimarex”). Cimarex is an oil and gas exploration and production company with operations in Texas, New Mexico and Oklahoma.
Financial and operational information set forth herein does not include the activity of Cimarex for periods prior to the closing of the Merger.
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflect the following:
•Equivalent production increased 46.5 MMboe from 67.7 MMboe, or 374.2 MBoepd, in 2021 to 114.2 MMboe, or 630.8 MBoepd in 2022. The increase was attributable to production during the first half of 2022 from properties acquired in the Merger, which significantly expanded our operations.
•Natural gas production increased 103.9 Bcf from 406.4 Bcf, or 2,245.5 Mmcf per day, in the 2021 period to 510.3 Bcf, or 2,819.4 Mmcf per day, in the 2022 period. The increase was attributable to production during the first half of 2022 from properties acquired in the Merger, which significantly expanded our operations.
•Oil production increased 16 Mmbbl from prior year. The increase was attributable to production from properties acquired in the Merger.
•NGL production increased 14 Mmbbl from prior year. The increase was attributable to production from properties acquired in the Merger.
•Average realized natural gas price was $4.66 per Mcf, $2.48 higher than the $2.18 per Mcf realized in the corresponding period of the prior year.
•Average realized oil and NGL prices for the six months ended June 30, 2022 were $84.76 and $38.55 per Bbl, respectively.
•Total capital expenditures were $798 million compared to $290 million in the corresponding period of the prior year. The increase in capital expenditures was attributable to our expanded operations after the Merger.
•Drilled 127 gross wells (88.3 net) with a success rate of 100 percent compared to 56 gross wells (53.1 net) with a success rate of 100 percent for the corresponding period of the prior year. Wells drilled represents wells drilled to total depth during the period.
•Completed 109 gross wells (68.3 net) in 2022 compared to 41 gross wells (37.1 net) in the corresponding period of 2021. Wells completed includes wells completed during the period, regardless of when they were drilled.
•Average rig count during 2022 was approximately 6.3, 2.8 and 1.7 rigs in the Permian Basin, Marcellus Shale and Anadarko Basin, respectively, compared to an average rig count of approximately 3.1 rigs in the Marcellus Shale during the corresponding period of 2021.

•Paid dividends on our common stock of $1.16 per share, including $0.30 and $0.86 per share for regular quarterly and variable dividends, respectively, as part of the Company’s returns-focused strategy.
•Repurchased 20 million shares of the Company’s common stock for $513 million under the Company’s current share repurchase program.

Impact of the COVID-19 Pandemic
The ongoing coronavirus (“COVID-19”) pandemic has caused widespread illness and significant loss of life, leading governments across the world to impose severely stringent limitations on movement and human interaction. Our efforts to respond to the challenges presented by the ongoing pandemic, as well as certain operational decisions we previously implemented, such as our maintenance capital program and safety and preventative measures developed to minimize unnecessary risk of exposure and prevent infection among our employees and the communities in which we operate, have helped to minimize the impact, and any resulting disruptions, of the pandemic to our business and operations.
The long-term impact that the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations will depend on future developments, including, among others, the duration, ultimate geographic spread and severity of the virus and its variants, the global availability and efficacy of treatments, vaccines and boosters, vaccination and immunization rates, any significant resurgence in virus transmission and infection in regions that have experienced improvements, the extent and duration of governmental and other measures implemented to try to slow the spread of the virus (including through the re-imposition of prior measures) and other actions by governmental authorities, customers, suppliers and other third parties.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions and other factors.
The ongoing conflict between Russia and Ukraine has driven oil and natural gas prices up significantly, in part because of sanctions by the European Union, the United Kingdom and the U.S. on imports of oil and gas from Russia, and may have further global economic consequences, including disruptions of the global energy markets and the amplification of inflation and supply chain constraints. Recent Russian actions have further contributed to global uncertainties for the future, causing even higher oil and natural gas prices. The ultimate impact of the war in Ukraine will depend on future developments and the timing and extent to which normal economic and operating conditions resume.
In addition, the issue of, and increasing political and social attention on, climate change has resulted in both existing and pending national, regional and local legislation and regulatory measures, such as mandates for renewable energy and emissions reductions, targeted at limiting or reducing emissions of greenhouse gases.
Changes in these laws or regulations may result in delays or restrictions in permitting and the development of projects, may result in increased costs and may impair our ability to move forward with our construction, completions, drilling, water management, waste handling, storage, transport and remediation activities, any of which could have an adverse effect on our financial results.
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices, particularly oil and natural gas prices. Material declines in commodity prices could have a material adverse effect on our operating results, financial condition, liquidity and ability to obtain financing. Lower commodity prices also may reduce the amount of oil, natural gas, and NGLs that we can produce economically, and we may curtail our production during such low commodity price environments. Commodity prices have been and remain volatile, with prices sometimes fluctuating widely. Because of this volatility, we cannot accurately predict future commodity prices or, in turn determine with any degree of certainty what effect increases or decreases in these prices could have on our capital program, production volumes or revenues.
Our long-term success also depends on finding and developing sufficient amounts of oil and natural gas reserves at economical costs. Certain of our capital expenditures and expenses are affected by general inflation, which has continued to rise throughout 2022, and we expect inflation to be elevated for the remainder of 2022, as well as specific increased costs for supplies and services needed in our operations, such as costs of drilling pipe, pipelines, drilling date rates, completion services and labor.
Our realized prices are also further impacted by our hedging activities. We account for our derivative instruments on a mark-to-market basis, with changes in fair value recognized in operating revenues in the Condensed Consolidated Statement of Operations. As a result of these mark-to-market adjustments associated with our derivative instruments, we will experience volatility in our earnings due to commodity price volatility. Refer to “Results of Operations” below and Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information.

NYMEX oil and natural gas futures prices have strengthened since the reduction of pandemic-related restrictions and OPEC+ cooperation. Improving oil and natural gas futures prices in part reflect market expectations of limited U.S. supply growth from publicly traded companies as a result of capital investment discipline and a focus on delivering free cash flow returns to stockholders. In addition, natural gas prices have benefited from strong worldwide liquefied natural gas (“LNG”) demand, which is, in part, a result of buyers shifting from Russian gas due to the Ukraine invasion, sustained higher U.S. exports, lower associated gas growth from oil drilling and improved U.S. economic activity. Oil price futures have improved (although such future prices are still lower than current spot prices) coinciding with recovering global economic activity, lower supply from major oil producing countries, OPEC+ cooperation and moderating inventory levels.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may continue to increase. Although we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future; however, in the event that commodity prices significantly decline or costs increase significantly from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Other Issues and Contingencies

Climate-related regulations and climate-related business trends may impact our business, financial conditions and results of our operations, and we may experience the following:
•decreased demand for goods or services that produce significant greenhouse gas emissions or are related to carbon-based energy sources;
•increased demand for goods that result in lower emissions than competing products;
•increased competition to develop innovative new products that result in lower emissions;
•increased demand for generation and transmission of energy from alternative energy sources; and
•reputational risks resulting from our operations or oil, natural gas and NGLs that we sell to the extent they are perceived to produce material greenhouse gas emissions.

Outlook
Our 2022 capital program is expected to be approximately $1.6 billion to $1.7 billion, which includes $1.45 billion to $1.55 billion for drilling and completion activities. Our full-year expected 2022 capital program increased due to inflation and a modest increase in activity for the remaining half of 2022. We expect to fund these capital expenditures with our operating cash flow and, if required, cash on hand.
In 2021, we drilled 114 gross wells (99.9 net) and completed 132 gross wells (108.3 net), of which 14 gross wells (13.0 net) were drilled but uncompleted in prior years. For the six months ended June 30, 2022, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 88.3 net wells and completed 68.3 net wells. Our capital program for the remainder of 2022 will focus on execution of our 2022 plan, which remains in line with the full-year guidance released in February. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the oil and natural gas price environment and may adjust our capital expenditures accordingly.
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

As of June 30, 2022, we had no borrowings outstanding under our revolving credit facility, our unused commitments were $1.5 billion and we had unrestricted cash on hand of $1.1 billion.
Our revolving credit facility includes a covenant limiting our borrowing capacity based on our leverage ratio. Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Debt and Credit Agreements,” in our Form 10-K for further details regarding our leverage ratio.
Our debt is currently rated as investment grade by the three leading rating agencies. In determining our credit ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, current commodity prices, our liquidity position, our leverage ratios, our financial results, our asset quality and reserve mix, debt levels and cost structure. Credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. There are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our credit rating fall below a certain level. However, a change in our credit rating could impact our interest rate on any borrowings under our revolving credit facility, and our ability to economically access debt markets in the future and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit facility.
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
At June 30, 2022, we were in compliance with all financial and other covenants applicable to our revolving credit facility and senior notes. Refer to our Form 10-K for further discussion of our restrictive financial covenants.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows provided by operating activities	$2,201	$469
Cash flows used in investing activities	(741)	(274)
Cash flows used in financing activities	(1,437)	(178)
Net increase in cash, cash equivalents and restricted cash	$23	$17
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit facility, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At June 30, 2022 and December 31, 2021, we had a working capital surplus of $1.3 billion and $916 million, respectively. We believe we have adequate liquidity and availability under our revolving credit facility to meet our working capital requirements over the next 12 months.
Net cash provided by operating activities for the six months ended June 30, 2022 increased by $1.7 billion compared to the same period in 2021. This increase was primarily due to higher natural gas, oil and NGL revenue, partially offset by higher operating expenses, higher cash paid on derivative settlements and a larger decrease in working capital and other assets and liabilities. The increase in natural gas, oil and NGL revenue was primarily due to our expanded operations after the Merger and an increase in realized natural gas prices from the six months ended June 30, 2021 to the six months ended June 30, 2022.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $467 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to $471 million of higher capital expenditures as a result of our expanded operations after the Merger.
Financing Activities. Cash flows used in financing activities increased by $1.3 billion for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to higher dividend payments of $856 million as a result of the increase in our base dividend rate from $0.10 per share in April 2021 to $0.15 per share in February 2022, the payment of variable dividends of $0.41 and $0.45 per share in February 2022 and May 2022, respectively, and additional shares issued in October 2021 as consideration in the Merger. The increase in cash flows used in financing activities was also due to share repurchases of $487 million during the six months ended June 30, 2022. These increases were partially offset by an $88 million decrease in debt repayments compared to the six months ended June 30, 2021.
Capitalization
Information about our capitalization is as follows:

(In millions)	June 30, 2022	December 31, 2021
Debt (1)	$3,105	$3,125
Stockholders' equity	12,191	11,738
Total capitalization	$15,296	$14,863
Debt to total capitalization	20%	21%
Cash and cash equivalents	$1,059	$1,036
________________________________________________________
(1)Includes $124 million of current portion of long-term debt at June 30, 2022. There were no borrowings outstanding under our revolving credit facility as of June 30, 2022 and December 31, 2021.
Share repurchases. Under our authorized share repurchase program approved in February 2022, we repurchased 20 million shares of our common stock for $513 million during the six months ended June 30, 2022. We did not repurchase any shares of our common stock during the six months ended June 30, 2021.
Dividends. During the six months ended June 30, 2022, we paid dividends of $940 million on our common stock, which included regular quarterly dividends on our common stock of $0.30 per share and variable dividends of $0.86 per share, and a dividend of $23.125 per share on Cimarex’s redeemable preferred stock in each of the first and second quarters of 2022. During the six months ended June 30, 2021, we paid dividends of $84 million ($0.21 per share) on our common stock.
In August 2022, our Board of Directors approved a quarterly base dividend of $0.15 per share and a variable dividend of $0.50 per share, resulting in a total base-plus-variable dividend of $0.65 per share on our common stock.
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and, if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In millions)	2022	2021
Capital expenditures:
Drilling and facilities	$754	$284
Leasehold acquisitions	4	2
Pipeline and gathering	27	—
Other	13	4
	798	290
Exploration expenditures(1)	13	5
	$811	$295
________________________________________________________
(1)There were no exploratory dry hole costs for the six months ended June 30, 2022 and 2021.
For the six months ended June 30, 2022, our capital program was focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 88.3 net wells and completed 68.3 net wells. We expect our 2022 capital program to be approximately $1.6 billion to $1.7 billion and will focus on the Permian Basin, where we are currently running six rigs and two completion crews, and the Marcellus Shale, where we are currently running two rigs and plan to run one to two completion crews. Our full-year expected 2022 capital program increased due to inflation and a modest increase in activity for the remaining half of 2022. Refer to “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations described under “Transportation, Processing and Gathering Agreements” and “Lease Commitments” as disclosed in Note 8 of the Notes to the Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, except as discussed below.
On July 7, 2022, we commenced a lease for an electric hydraulic fracturing fleet. We expect to record an operating lease liability and right-of-use asset of between $145 million and $155 million during the third quarter of 2022 related to this lease.
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
RESULTS OF OPERATIONS
Second Quarters of 2022 and 2021 Compared
Operating Revenues

	Three Months Ended June 30,		Variance
(In millions)	2022	2021	Amount	Percent
Operating Revenues
Natural gas	$1,468	$412	$1,056	256%
Oil	876	—	876	100%
NGL	280	—	280	100%
Loss on derivative instruments	(66)	(88)	22	25%
Other	14	—	14	100%
	$2,572	$324	$2,248	694%

Production Revenues
Our production revenues are derived from the sale of our oil, natural gas and NGL production. Our 2022 production revenues were substantially higher due to the Merger, which significantly expanded our operations to include the Permian and Anadarko Basins. Increases and decreases in our revenues, profitability and future production growth are highly dependent on the commodity prices we receive, which we expect to continue to fluctuate due to supply and demand factors, the availability of transportation, seasonality and geopolitical, economic and other factors.
Natural Gas Revenues

	Three Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2022	2021	Amount	Percent
Price variance ($/Mcf)	$5.78	$2.05	$3.73	182%	$947
Volume variance (Bcf)	253.9	200.6	53.3	27%	109
					$1,056
Natural gas revenues increased $1.1 billion primarily due to significantly higher natural gas prices and higher production. The increase in production was primarily related to properties acquired in the Merger, which significantly expanded our operations.
Oil Revenues
Oil revenues increased $876 million due to our expanded operations after the Merger.
NGL Revenues
NGL revenues increased $280 million due to our expanded operations after the Merger.
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

	Three Months Ended June 30,
(In millions)	2022	2021
Cash paid on settlement of derivative instruments
Gas contracts	$(161)	$—
Oil contracts	(132)	—
Non-cash gain (loss) on derivative instruments
Gas contracts	133	(88)
Oil contracts	94	—
	$(66)	$(88)
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with the volume and commodity mix of production, some are a function of the number of wells we own, some depend on the prices charged by service companies and some fluctuate based on a combination of the foregoing. Our operating costs and expenses in 2022 were substantially increased due to the Merger, which significantly expanded our operations to include the Permian and Anadarko Basins. In addition, our costs for services, labor and supplies have recently increased due to higher demand for those items, inflation and supply chain disruptions.

The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows.

	Three Months Ended June 30,		Variance		Per BOE
(In millions, except per BOE)	2022	2021	Amount	Percent	2022	2021
Operating Expenses
Direct operations	$116	$16	$100	625%	$2.03	$0.48
Transportation, processing and gathering	238	133	105	79%	4.13	3.99
Taxes other than income	98	4	94	2,350%	1.72	0.13
Exploration	7	2	5	250%	0.12	0.07
Depreciation, depletion and amortization	414	92	322	350%	7.21	2.74
General and administrative	87	23	64	278%	1.52	0.69
	$960	$270	$690	256%
Direct Operations
Direct operations expense generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations expense also includes well workover activity necessary to maintain production from existing wells. Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended June 30,			Per BOE
(In millions, except per BOE)	2022	2021	Variance	2022	2021
Direct Operating Expense
Lease operating expense	$94	$12	$82	$1.65	$0.35
Workover expense	22	4	18	0.38	0.13
	$116	$16	$100	$2.03	$0.48
Lease operating and workover expense increased primarily due to our expanded operations after the Merger.
Transportation, Processing and Gathering
Transportation, processing and gathering costs principally consist of expenditures to prepare and transport production downstream from the wellhead, including gathering, fuel, and compression, and processing costs, which are incurred to extract NGLs from the raw natural gas stream. Gathering costs also include costs associated with operating our gas gathering infrastructure, including operating and maintenance expenses. Costs vary by operating area and will fluctuate with increases or decreases in production volumes, contractual fees, and changes in fuel and compression costs.
Transportation, processing and gathering costs increased $105 million primarily due to our expanded operations after the Merger, along with a slight increase in gathering charges in the Marcellus Shale.

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

	Three Months Ended June 30,
(In millions)	2022	2021	Variance
Taxes Other than Income
Production	$82	$—	$82
Drilling impact fees	8	4	4
Ad valorem	8	—	8
	$98	$4	$94
Taxes other than income as a percentage of production revenue	3.7%	1.0%
Taxes other than income increased $94 million. Production taxes represented the majority of our taxes other than income, which increased primarily due to higher production related to properties acquired in the Merger and higher commodity prices. Drilling impact fees increased primarily due to higher natural gas prices. Ad valorem taxes increased primarily due to our expanded operations after the Merger.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization (“DD&A”) expense consisted of the following for the periods indicated:

	Three Months Ended June 30,			Per BOE
(In millions, except per BOE)	2022	2021	Variance	2022	2021
DD&A Expense
Depletion	$356	$89	$267	$6.19	$2.66
Depreciation	16	2	14	0.31	0.05
Amortization of unproved properties	39	—	39	0.68	—
Accretion of ARO	3	1	2	0.03	0.03
	$414	$92	$322	$7.21	$2.74
Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $267 million due to increased production and a higher depletion rate of $6.19 per BOE for the three months ended June 30, 2022, both of which are attributable to a significant increase in the value of the oil and gas properties acquired on the closing date of the Merger, compared to $2.66 per BOE for the three months ended June 30, 2021.
Fixed assets consist primarily of gas gathering facilities, water infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Also included in our depreciation expense is the depreciation of the right-of-use asset associated with our finance lease gathering system. The increase in depreciation expense during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to depreciation on our gathering facilities acquired in the Merger.
Unproved properties are amortized based on our drilling experience and our expectation of converting our unproved leaseholds to proved properties. If development of unproved properties is deemed unsuccessful and the properties are abandoned or surrendered, the capitalized costs are expensed in the period the determination is made. The rate of amortization depends on the timing and success of our exploration and development program. Our amortization of unproved properties increased due to the release of certain leaseholds during the period and an increase in the rate of amortization of certain of our unproved properties acquired in the Merger.
General and Administrative
General and administrative (“G&A”) expense consists primarily of salaries and related benefits, stock-based compensation, office rent, legal and consulting fees, systems costs and other administrative costs incurred. A portion of our G&A expense is reported net of amounts reimbursed to us by working interest owners of the oil and gas properties we operate. The table below reflects our G&A expense for the periods indicated:

	Three Months Ended June 30,
(In millions)	2022	2021	Variance
G&A Expense
General and administrative expense	$52	$13	$39
Stock-based compensation expense	21	4	17
Merger-related expense	14	6	8
	$87	$23	$64
G&A expense, excluding stock-based compensation and merger related expenses, increased $39 million primarily due to the Merger, which significantly expanded our headcount and office-related expenses.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense increased $17 million primarily due to the issuance of additional shares as consideration in the Merger and increased headcount.
Merger-related expenses increased $8 million primarily due to $14 million of employee-related severance and termination benefits associated with the expected termination of certain employees, which is being accrued over the expected transition period, partially offset by lower administrative and professional fees associated with the Merger.
Interest Expense, net
Interest expense, net increased $8 million, primarily due to the incremental interest expense, net of premium amortization associated with the debt assumed in the Merger of $2.2 billion. This increase was partially offset by lower interest expense due to the repayment of $100 million of our 3.65% weighted-average private placement senior notes, which matured in September 2021.

Income Tax Expense

	Three Months Ended June 30,
(In millions)	2022	2021	Variance
Income Tax Expense
Current tax expense	$294	$8	$286
Deferred tax expense	65	3	62
	$359	$11	$348
Combined federal and state effective income tax rate	22.6%	26.2%
Income tax expense increased $348 million due to higher pre-tax income in the second quarter of 2022 compared the second quarter of 2021, partially offset by a lower effective tax rate. The effective tax rate was lower for the second quarter of 2022 compared to the second quarter of 2021 due to differences in the non-recurring discrete items recorded during the second quarter of 2022 versus the second quarter of 2021.
First Six Months of 2022 and 2021 Compared
Operating Revenues

	Six Months Ended June 30,		Variance
(In millions)	2022	2021	Amount	Percent
Operating Revenues
Natural gas	$2,579	$885	$1,694	191%
Oil	1,575	—	1,575	100%
NGL	525	—	525	100%
Loss on derivative instruments	(457)	(101)	(356)	352%
Other	29	—	29	100%
	$4,251	$784	$3,467	442%
Production Revenues
Natural Gas Revenues

	Six Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2022	2021	Amount	Percent
Price variance ($/Mcf)	$5.05	$2.18	$2.87	132%	$1,468
Volume variance (Bcf)	510.3	406.4	103.9	26%	226
					$1,694
Natural gas revenues increased $1.7 billion primarily due to significantly higher natural gas prices and higher production. The increase in production was primarily related to properties acquired in the Merger, which significantly expanded our operations.
Oil Revenues
Oil revenues increased $1.6 billion due to our expanded operations after the Merger.
NGL Revenues
NGL revenues increased $525 million due to our expanded operations after the Merger.

Loss on Derivative Instruments
The following table presents the components of “Loss on derivative instruments” for the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2021
Cash (paid) received on settlement of derivative instruments
Gas contracts	$(203)	$3
Oil contracts	(261)	—
Non-cash (loss) gain on derivative instruments
Gas contracts	(49)	(104)
Oil contracts	56	—
	$(457)	$(101)
Operating Costs and Expenses
Our operating costs and expenses in 2022 were substantially increased due to the Merger, which significantly expanded our operations to include the Permian and Anadarko Basins. In addition, our costs for services, labor and supplies have recently increased due to higher demand for those items, inflation and supply chain disruptions.
The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows.

	Six Months Ended June 30,		Variance		Per BOE
(In millions, except per BOE)	2022	2021	Amount	Percent	2022	2021
Operating Expenses
Direct operations	$216	$33	$183	555%	$1.90	$0.49
Transportation, processing and gathering	471	270	201	74%	4.12	3.99
Taxes other than income	174	9	165	1,833%	1.53	0.13
Exploration	13	5	8	160%	0.11	0.07
Depreciation, depletion and amortization	774	186	588	316%	6.78	2.74
General and administrative	194	52	142	273%	1.70	0.77
	$1,842	$555	$1,287	232%
Direct Operations
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Six Months Ended June 30,			Per BOE
(In millions, except per BOE)	2022	2021	Variance	2022	2021
Direct Operating Expense
Lease operating expense	$176	$27	$149	$1.55	$0.40
Workover expense	40	6	34	0.35	0.09
	$216	$33	$183	$1.90	$0.49
Lease operating and workover expense increased primarily due to our expanded operations after the Merger.
Transportation, Processing and Gathering
Transportation, processing and gathering costs increased $201 million primarily due to our expanded operations after the Merger, along with a slight increase in gathering charges in the Marcellus Shale.

Taxes Other Than Income
The following table presents taxes other than income for the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2021	Variance
Taxes Other than Income
Production	$145	$—	$145
Drilling impact fees	15	9	6
Ad valorem	14	—	14
	$174	$9	$165
Taxes other than income as a percentage of production revenue	3.7%	1.0%
Taxes other than income increased $165 million. Production taxes represented the majority of our taxes other than income, which increased primarily due to higher production related to properties acquired in the Merger and higher commodity prices. Drilling impact fees increased primarily due to higher natural gas prices. Ad valorem taxes increased primarily due to our expanded operations after the Merger.
Depreciation, Depletion and Amortization
DD&A expense consisted of the following for the periods indicated:

	Six Months Ended June 30,			Per BOE
(In millions, except per BOE)	2022	2021	Variance	2022	2021
DD&A Expense
Depletion	$695	$180	$515	$6.09	$2.65
Depreciation	35	4	31	0.31	0.07
Amortization of unproved properties	39	—	39	0.34	—
Accretion of ARO	5	2	3	0.04	0.02
	$774	$186	$588	$6.78	$2.74
Depletion expense increased $515 million due to increased production and a higher depletion rate of $6.09 per BOE for the six months ended June 30, 2022, both of which are attributable to a significant increase in the value of the oil and gas properties acquired on the closing date of the Merger, compared to $2.65 per BOE for the six months ended June 30, 2021.
Depreciation expense increased $31 million primarily due to depreciation on our gathering facilities acquired in the Merger.
Amortization of unproved properties increased $39 million due to the release of certain leaseholds during the period and an increase in the rate of amortization of certain of our unproved properties acquired in the Merger.
General and Administrative
The table below reflects our G&A expense for the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2021	Variance
G&A Expense
General and administrative expense	$105	$30	$75
Stock-based compensation expense	44	16	28
Merger-related expense	45	6	39
	$194	$52	$142

G&A expense, excluding stock-based compensation and merger-related expenses, increased $75 million primarily due to the Merger, which significantly expanded our headcount and office-related expenses.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense increased $28 million primarily due to the issuance of additional shares as consideration in the Merger and increased headcount.
Merger-related expenses increased $39 million primarily due to $38 million of employee-related severance and termination benefits associated with the expected termination of certain employees, which is being accrued over the expected transition period.
Interest Expense, net
Interest expense, net increased $17 million primarily due to the incremental interest expense, net of premium amortization associated with the debt assumed in the Merger of $2.2 billion. This increase was partially offset by lower interest expense due to the repayment of $100 million of our 3.65% weighted-average private placement senior notes, which matured in September 2021.
Income Tax Expense

	Six Months Ended June 30,
(In millions)	2022	2021	Variance
Income Tax Expense
Current tax expense	$428	$33	$395
Deferred tax expense	101	15	86
	$529	$48	$481
Combined federal and state effective income tax rate	22.4%	23.2%
Income tax expense increased $481 million due to higher pre-tax income attributable to higher commodity prices and our expanded operations following the Merger, partially offset by a lower effective tax rate. The effective tax rate was lower for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to differences in the non-recurring discrete items recorded during the six months ended June 30, 2022 and 2021.
Forward-Looking Information
The statements regarding future financial and operating performance and results, the anticipated effects of, and certain other matters related to, the Merger involving Cimarex, strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, ‘budget”, “plan”, “forecast”, “target”, “predict”, “potential”, “possible”, “may”, “should”, “could”, “would”, “will”, strategy”, “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the potential effects of further developments related to the long-term impact of the COVID-19 pandemic and variants thereof on our business, financial condition and results of operations and the economy as a whole, the risk that our and Cimarex’s businesses will not be integrated successfully, the risk that the cost savings and any other synergies from the Merger may not be fully realized or may take longer to realize than expected, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, including as a result of pandemics and geopolitical disruptions such as the war in Ukraine, results of future drilling and marketing activity, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission (“SEC”) filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K and in Item 1A of Part II of this Form 10-Q for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. The following quantitative and qualitative information is provided about financial instruments to which we were party to as of June 30, 2022 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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

As of June 30, 2022, we had the following outstanding financial commodity derivatives:

							Estimated Value at June 30, 2022 (in millions)
	2022		2023
Natural Gas	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Waha swaps (1)							$—
Volume (Mmbtu)	4,600,000	1,550,000	—	—	—	—
Weighted average price	$4.77	$4.77	$—	$—	$—	$—

Waha gas collars (1)							11
Volume (Mmbtu)	2,760,000	1,840,000	8,100,000	8,190,000	8,280,000	8,280,000
Weighted average floor	$2.47	$2.50	$3.03	$3.03	$3.03	$3.03
Weighted average ceiling	$3.00	$3.12	$5.39	$5.39	$5.39	$5.39

NYMEX collars							(52)
Volume (Mmbtu)	60,720,000	57,670,000	31,500,000	4,550,000	4,600,000	1,550,000
Weighted average floor	$4.07	$4.15	$4.46	$4.50	$4.50	$4.50
Weighted average ceiling	$5.64	$6.58	$8.37	$8.39	$8.39	$8.39

El Paso Permian gas collars (2)							(6)
Volume (Mmbtu)	1,840,000	1,840,000	—	—	—	—
Weighted average floor	$2.50	$2.50	$—	$—	$—	$—
Weighted average ceiling	$3.15	$3.15	$—	$—	$—	$—

PEPL gas collars (3)							(8)
Volume (Mmbtu)	1,840,000	1,840,000	—	—	—	—
Weighted average floor	$2.60	$2.60	$—	$—	$—	$—
Weighted average ceiling	$3.27	$3.27	$—	$—	$—	$—

Leidy Basis swaps (4)							(3)
Volume (Mmbtu)	4,600,000	1,550,000	—	—	—	—
Weighted average price	$(1.50)	$(1.50)	$—	$—	$—	$—
Total Natural Gas Estimated Value							$(58)
________________________________________________________
(1)The index price is Waha West Texas Natural Gas Index (“Waha”) as quoted in Platt’s Inside FERC.
(2)The index price is El Paso Natural Gas Company, Permian Basin Index (“Perm EP”) as quoted in Platt’s Inside FERC.
(3)The index price is Panhandle Eastern Pipe Line, Tex/OK Mid-Continent Index (“PEPL”) as quoted in Platt’s Inside FERC.
(4)The index price is Transco, Leidy Line receipts (“Leidy”) as quoted in Platt’s Inside FERC.

					Estimated Value at June 30, 2022 (in millions)
	2022		2023
Oil	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
WTI oil collars					$(82)
Volume (Mbbl)	2,116	2,116	1,350	1,365
Weighted average floor	$56.78	$67.65	$70.00	$70.00
Weighted average ceiling	$72.81	$112.50	$116.03	$116.03

WTI Midland oil basis swaps (1)					(4)
Volume (Mbbl)	1,840	2,116	1,350	1,365
Weighted average differential	$0.34	$0.46	$0.63	$0.63

WTI oil roll differential swaps					(1)
Volume (Mbbl)	644	—	—	—
Weighted average price	$0.10	$—	$—	$—
Total Oil Estimated Value					$(87)
___________________________________________________
(1)The index price is WTI Midland as quoted by Argus Americas Crude.
The amounts set forth in the table above represent our total unrealized derivative position at June 30, 2022 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.
A significant portion of our expected oil and natural gas production for 2022 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the six months ended June 30, 2022, oil collars with floor prices ranging from $35.00 to $57.00 per Bbl and ceiling prices ranging from $45.15 to $72.80 per Bbl covered 5.5 Mmbbls, or 36 percent, of oil production at a weighted-average price of $49.46 per Bbl. Oil basis swaps covered 4.8 Mmbbls, or 31 percent, of oil production at a weighted-average price of $0.21 per Bbl. Oil roll differential swaps covered 2.3 Mmbbls, or 15 percent, of oil production at a weighted-average price of $(0.04) per Bbl.
During the six months ended June 30, 2022, natural gas collars with floor prices ranging from $1.70 to $4.75 per Mmbtu and ceiling prices ranging from $2.10 to $10.32 per Mmbtu covered 113.2 Bcf, or 22 percent of natural gas production at a weighted-average price of $4.38 per Mmbtu. Natural gas swaps covered 3.0 Bcf, or 1 percent of natural gas production at a weighted average price of $4.77 per Mmbtu.
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
Interest Rate Risk
At June 30, 2022, we had total debt of $3.1 billion (with a principal amount of $2.9 billion). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit facility provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of June 30, 2022 and, therefore, no related exposure to interest rate risk.
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
The carrying amount and fair value of debt is as follow:

	June 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,105	$2,887	$3,125	$3,163
Current maturities	(124)	(127)	—	—
Long-term debt, excluding current maturities	$2,981	$2,760	$3,125	$3,163

ITEM 4. Controls and Procedures
As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
During the quarter ended December 31, 2021, the Company completed its Merger with Cimarex. As part of the ongoing integration of the acquired business, the Company is in the process of incorporating the controls and related procedures of Cimarex. Other than incorporating Cimarex’s controls, there were no changes in internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to have a material effect on, the Company’s internal control over financial reporting.

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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the oil, natural gas and NGLs that we sell. Lower commodity prices may reduce the amount of oil, natural gas and NGLs that we can produce economically. Historically, commodity prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. For example, the WTI oil prices in 2021 ranged from a high of $84.65 to a low of $47.62 per Bbl and NYMEX natural gas prices in 2021 ranged from a high of $23.86 (during Winter Storm Uri) to a low of $2.43 per Mmbtu. Any substantial or extended decline in future commodity prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. Furthermore, substantial, extended decreases in commodity prices may cause us to delay or postpone a significant portion of our exploration and development projects or may render such projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow and our cost of capital and our ability to access capital markets, increase our costs under our revolving credit facility and limit our ability to execute aspects of our business plans. Refer to “Future commodity price declines may result in write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations” in our Form 10-K under Part I, Item IA.
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
•the level of consumer demand for oil, natural gas and NGLs, which had been significantly impacted by the COVID-19 pandemic, particularly during 2020, and may be impacted in the future depending on the predominance of new variants of COVID-19;
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
•the impact of increased commodity prices and prices in general, on demand for oil, natural gas and NGLs; and
•overall economic conditions, including the value of the U.S. dollar relative to other major currencies.

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
Share repurchase activity during the quarter ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions) (2)
April 2022	745	$27.06	745	$1,038
May 2022	254	$28.52	254	$1,031
June 2022 (3)	10,691	$27.44	10,691	$737
Total	11,690		11,690
________________________________________________________
(1)In February 2022, our Board of Directors terminated the previously authorized share repurchase program and authorized a new share repurchase program, which was announced on February 24, 2022. This new share repurchase program authorizes us to purchase up to $1.25 billion of our common stock in privately negotiated transactions or in the open market, including under plans complying with Rule 10b5-1 under the Exchange Act. We purchased 11.7 million common shares for $321 million during the quarter ended June 30, 2022.
(2)As of June 30, 2022, we can purchase up to $737 million of shares under the repurchase program.
(3)Includes one million shares that were purchased for $27 million prior to June 30, 2022 and settled in July 2022.

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

4.3
Amendment to Certificate of Designations to 8 1/8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co. (incorporated herein by reference to Exhibit 4.3 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022)

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

COTERRA ENERGY INC.
(Registrant)

August 3, 2022	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chief Executive Officer and President
(Principal Executive Officer)

August 3, 2022	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 3, 2022	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)