Form 10-Q
period 2023-03-31
Coterra Energy Inc.
filed 2023-05-05
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2023, there were 757,453,231 shares of Common Stock, Par Value $0.10 Per Share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$973	$673
Restricted cash	10	10
Accounts receivable, net	775	1,221
Income taxes receivable	—	89
Inventories	56	63
Derivative instruments	184	146
Other current assets	7	9
Total current assets	2,005	2,211
Properties and equipment, net (Successful efforts method)	17,682	17,479
Other assets	452	464
	$20,139	$20,154
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$833	$844
Accrued liabilities	280	328
Income taxes payable	81	—
Interest payable	15	21
Total current liabilities	1,209	1,193
Long-term debt, net	2,176	2,181
Deferred income taxes	3,362	3,339
Asset retirement obligations	277	271
Other liabilities	464	500
Total liabilities	7,488	7,484

Commitments and contingencies (Note 7)

Cimarex redeemable preferred stock	8	11

Stockholders' equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2023 and 2022
Issued — 757 shares and 768 shares in 2023 and 2022, respectively	76	77
Additional paid-in capital	7,679	7,933
Retained earnings	4,875	4,636
Accumulated other comprehensive income	13	13
Total stockholders' equity	12,643	12,659
	$20,139	$20,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
OPERATING REVENUES
Natural gas	$822	$1,111
Oil	615	699
NGL	177	245
Gain (loss) on derivative instruments	138	(391)
Other	25	15
	1,777	1,679
OPERATING EXPENSES
Direct operations	134	100
Transportation, processing and gathering	236	233
Taxes other than income	86	76
Exploration	4	6
Depreciation, depletion and amortization	369	360
General and administrative	76	107
	905	882
Gain on sale of assets	5	2
INCOME FROM OPERATIONS	877	799
Interest expense	17	21
Interest income	(12)	—
Income before income taxes	872	778
Income tax expense	195	170
NET INCOME	$677	$608

Earnings per share
Basic	$0.88	$0.75
Diluted	$0.88	$0.74

Weighted-average common shares outstanding
Basic	764	810
Diluted	768	814
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$677	$608
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	369	360
Deferred income tax expense	23	36
Gain on sale of assets	(5)	(2)
(Gain) loss on derivative instruments	(138)	391
Net cash received (paid) in settlement of derivative instruments	100	(171)
Amortization of debt premium and debt issuance costs	(4)	(10)
Stock-based compensation and other	17	20
Changes in assets and liabilities:
Accounts receivable, net	446	(57)
Income taxes	170	124
Inventories	7	(2)
Other current assets	1	2
Accounts payable and accrued liabilities	(198)	21
Interest payable	(6)	1
Other assets and liabilities	35	1
Net cash provided by operating activities	1,494	1,322

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(483)	(270)
Capital expenditures for leasehold and property acquisitions	(1)	(1)
Proceeds from sale of assets	5	2
Net cash used in investing activities	(479)	(269)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of finance leases	(2)	(2)
Common stock repurchases	(268)	(184)
Dividends paid	(436)	(456)
Cash received for stock option exercises	—	6
Cash paid for conversion of redeemable preferred stock	(1)	—
Tax withholding on vesting of stock awards	(1)	(6)
Capitalized debt issuance costs	(7)	—
Net cash used in financing activities	(715)	(642)

Net increase in cash, cash equivalents and restricted cash	300	411
Cash, cash equivalents and restricted cash, beginning of period	683	1,046
Cash, cash equivalents and restricted cash, end of period	$983	$1,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	677	677
Stock amortization and vesting	—	—	—	—	13	—	—	13
Conversion of Cimarex redeemable preferred stock	—	—	—	—	3	—	—	3
Common stock repurchases	—	—	11	(271)	—	—	—	(271)
Common stock retirements	(11)	(1)	(11)	271	(270)	—	—	—
Cash dividends on common stock at $0.57 per share	—	—	—	—	—	—	(438)	(438)
Balance at March 31, 2023	757	$76	—	$—	$7,679	$13	$4,875	$12,643

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2021	893	$89	79	$(1,826)	$10,911	$1	$2,563	$11,738
Net income	—	—	—	—	—	—	608	608
Exercise of stock options	—	—	—	—	6	—	—	6
Stock amortization and vesting	—	—	—	—	10	—	—	10
Common stock repurchases	—	—	8	(192)	—	—	—	(192)
Cash dividends:
Common stock at $0.56 per share	—	—	—	—	—	—	(455)	(455)
Preferred stock at $20.3125 per share	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	4	—	4
Balance at March 31, 2022	893	$89	87	$(2,018)	$10,927	$5	$2,715	$11,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Coterra Energy Inc. (the “Company”) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) filed with the Securities and Exchange Commission (“SEC”), except for any new accounting pronouncements adopted during the period. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the notes to the consolidated financial statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the results that may be expected for the entire year.
From time to time, we make certain reclassifications to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders’ equity, net income or cash flows.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	March 31, 2023	December 31, 2022
Proved oil and gas properties	$17,744	$17,085
Unproved oil and gas properties	5,016	5,150
Gathering and pipeline systems	483	450
Land, buildings and other equipment	186	183
Finance lease right-of-use asset	25	24
	23,454	22,892
Accumulated depreciation, depletion and amortization	(5,772)	(5,413)
	$17,682	$17,479
Capitalized Exploratory Well Costs
As of March 31, 2023, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.
3. Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt:

(In millions)	March 31, 2023	December 31, 2022
3.65% weighted-average private placement senior notes	$825	$825
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
Revolving credit agreement	—	—
Total	2,075	2,075
Net premium	106	111
Unamortized debt issuance costs	(5)	(5)
Long-term debt	$2,176	$2,181
At March 31, 2023, the Company was in compliance with all financial and other covenants for its revolving credit agreement (as defined below), 3.65% weighted-average private placement senior notes (the “private placement senior notes”) and the 3.90% senior notes due May 15, 2027 and 4.375% senior notes due March 15, 2029 (the “senior notes”).

Revolving Credit Agreement
On March 10, 2023, the Company entered into a revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan”), and certain lenders and issuing banks party thereto. The aggregate revolving commitments under the Credit Agreement are $1.5 billion, with a discretionary swingline sub-facility of up to $100 million and a letter of credit sub-facility of up to $500 million. The Company may also increase the revolving commitments under the Credit Agreement by up to an additional $500 million subject to certain conditions and the agreement of the lenders providing commitments with respect to such increase.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a term secured overnight financing rate (“SOFR”) plus a 0.10 percent credit spread adjustment for all tenors or a base rate, plus an interest rate margin which ranges from 0 to 75 basis points for base rate loans and 100 to 175 basis points for term SOFR loans based on the Company’s credit rating. The commitment fee on the unused available credit is calculated at annual rates ranging from 10 basis points to 27.5 basis points. The Credit Agreement matures on March 10, 2028. The maturity date can be extended for additional one-year periods on up to two occasions upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the Credit Agreement.
The Credit Agreement contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter until such time as the Company has no other debt in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a leverage ratio, at which time the Credit Agreement requires maintenance of a ratio of total debt to total capitalization of no more than 65 percent (with all calculations based on definitions contained in the Credit Agreement).
Concurrently with the Company’s entry into the Credit Agreement, the Company terminated its existing Second Amended and Restated Credit Agreement, dated as of April 22, 2019, with the lenders party thereto and JPMorgan, as administrative agent thereunder.
At March 31, 2023, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $1.5 billion.
4. Derivative Instruments
As of March 31, 2023, the Company had the following outstanding financial commodity derivatives:

	2023
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter
Waha gas collars
Volume (MMBtu)	8,190,000	8,280,000	8,280,000
Weighted average floor ($/MMBtu)	$3.03	$3.03	$3.03
Weighted average ceiling ($/MMBtu)	$5.39	$5.39	$5.39

NYMEX collars
Volume (MMBtu)	31,850,000	32,200,000	29,150,000
Weighted average floor ($/MMBtu)	$4.07	$4.07	$4.03
Weighted average ceiling ($/MMBtu)	$6.78	$6.78	$6.61

2023
Oil	Second Quarter
WTI oil collars
Volume (MBbl)	1,365
Weighted average floor ($/Bbl)	$70.00
Weighted average ceiling ($/Bbl)	$116.03

WTI Midland oil basis swaps
Volume (MBbl)	1,365
Weighted average differential ($/Bbl)	$0.63

In April 2023, the Company entered into the following financial commodity derivatives:

	2023
Oil	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	910	920	920
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$89.66	$89.66	$89.66

WTI Midland oil basis swaps
Volume (MBbl)	910	920	920
Weighted average differential ($/Bbl)	$1.01	$1.01	$1.01
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commodity contracts	Derivative instruments (current)	$184	$146	$—	$—
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	March 31, 2023	December 31, 2022
Derivative assets
Gross amounts of recognized assets	$185	$147
Gross amounts offset in the condensed consolidated balance sheet	(1)	(1)
Net amounts of assets presented in the condensed consolidated balance sheet	184	146
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	1	2
Net amount	$185	$148

Derivative liabilities
Gross amounts of recognized liabilities	$1	$1
Gross amounts offset in the condensed consolidated balance sheet	(1)	(1)
Net amounts of liabilities presented in the condensed consolidated balance sheet	—	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	1
Net amount	$—	$1
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In millions)	2023	2022
Cash received (paid) on settlement of derivative instruments
Gas contracts	$99	$(42)
Oil contracts	1	(129)
Non-cash gain (loss) on derivative instruments
Gas contracts	42	(182)
Oil contracts	(4)	(38)
	$138	$(391)

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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2023
Assets
Deferred compensation plan	$42	$—	$—	$42
Derivative instruments	—	—	185	185
	$42	$—	$185	$227
Liabilities
Deferred compensation plan	$54	$—	$—	$54
Derivative instruments	—	—	1	1
	$54	$—	$1	$55

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Deferred compensation plan	$43	$—	$—	$43
Derivative instruments	—	—	147	147
	$43	$—	$147	$190
Liabilities
Deferred compensation plan	$55	$—	$—	$55
Derivative instruments	—	—	1	1
	$55	$—	$1	$56
The Company’s investments associated with its deferred compensation plans consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from, or verified using, relevant NYMEX futures contracts, and/or are compared to multiple quotes obtained from counterparties. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using market credit spreads provided by several of the Company’s banks. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In millions)	2023	2022
Balance at beginning of period	$146	$(152)
Total gain (loss) included in earnings	138	(391)
Settlement (gain) loss	(100)	171
Transfers in and/or out of Level 3	—	—
Balance at end of period	$184	$(372)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$95	$(291)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2023, additional disclosures were not required.
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
The fair value of the Company’s senior notes is based on quoted market prices, which is classified as Level 1 in the fair value hierarchy. The Company uses available market data and valuation methodologies to estimate the fair value of its private placement senior notes. The fair value of the private placement senior notes is the estimated amount the Company would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Company’s default or repayment risk. The credit spread (premium or discount) is determined by comparing the Company’s senior notes and revolving credit agreement to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of the private placement senior notes is based on interest rates currently available to the Company. The Company’s private placement senior notes are valued using an income approach and are classified as Level 3 in the fair value hierarchy.
The carrying amount and estimated fair value of debt is as follows:

	March 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$2,176	$1,985	$2,181	$1,955

6. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Three Months Ended March 31, 2023
Balance at beginning of period	$277
Liabilities incurred	1
Liabilities settled	2
Accretion expense	3
Balance at end of period	283
Less: current asset retirement obligations	(6)
Noncurrent asset retirement obligations	$277
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

District Court for the Southern District of Texas granted the Company’s motion to dismiss the class action lawsuit but allowed the plaintiffs to file an amended complaint. The class action plaintiffs filed their amended complaint on February 11, 2022. The Company filed a motion to dismiss the amended class action complaint on March 10, 2022. On August 10, 2022, the U.S. District Court for the Southern District of Texas granted in part and denied in part the Company’s motion to dismiss the amended class action complaint, dismissing certain claims with prejudice but allowing certain claims to proceed. The Company filed its answer to the amended class action complaint on September 14, 2022. The class action case is presently in the discovery and class certification stage, with oral argument on class certification currently scheduled for July 7, 2023. With respect to the consolidated derivative cases, on April 1, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss such consolidated derivative cases but allowed the plaintiffs to file an amended complaint. The derivative plaintiffs filed their third amended complaint on May 16, 2022. The Company filed its motion to dismiss such amended complaint on June 24, 2022, and filed its reply in support of such motion to dismiss on September 4, 2022. The Company’s motion to dismiss the consolidated derivative cases is fully briefed and is pending for decision. On March 27, 2023, the U.S. District Court for the Southern District of Texas denied the motion to dismiss the derivative case as moot and ordered the Company to file a renewed motion to dismiss addressing certain issues regarding the impact of the class action litigation on the derivative case. The Company filed its renewed motion to dismiss on April 28, 2023. Oral arguments on the motion to dismiss is currently scheduled for July 7, 2023. The Company intends to vigorously defend the class action and derivative lawsuits.
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

8. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended March 31,
(In millions)	2023	2022
Natural gas	$822	$1,111
Oil	615	699
NGL	177	245
Other	25	15
	$1,639	$2,070
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
As of March 31, 2023, the Company had $7.1 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 16 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $628 million and $1.1 billion as of March 31, 2023 and December 31, 2022, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of March 31, 2023, the Company has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
9. Capital Stock
Dividends
Common Stock
In February 2023, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share.
The following table summarizes the Company’s dividends on its common stock for each quarter in 2023 and 2022:

	Rate per share
	Fixed	Variable	Total	Total Dividends (In millions)
2023:
First quarter	$0.20	$0.37	$0.57	$438
2022:
First quarter	$0.15	$0.41	$0.56	$455
Treasury Stock
In February 2023, the Company’s Board of Directors approved a new share repurchase program which authorizes the purchase of up to $2.0 billion of the Company’s common stock.

During the three months ended March 31, 2023, the Company repurchased and retired 11 million shares for $268 million under its new repurchase program. As of March 31, 2023, the Company had $1.7 billion remaining under its current share repurchase program. During the three months ended March 31, 2022, the Company repurchased 8 million shares for $192 million under its previous share repurchase program.
10. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Restricted stock units - employees and non-employee directors	$7	$8
Restricted stock awards	4	5
Performance share awards	5	6
Deferred performance shares	—	4
Total stock-based compensation expense	$16	$23
Income tax benefit	$1	$5
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Subsequent Event. On May 4, 2023, the Company’s stockholders approved the Coterra Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”) which replaced the existing Cabot Oil & Gas Corporation 2014 Incentive Plan (the “Prior Cabot Plan”) and the Cimarex Energy Co. Amended and Restated 2019 Equity Incentive Plan (the “Prior Cimarex Plan). Under the 2023 Plan, permitted awards include, but are not limited to, options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash and stock-based awards. A total of 22.95 million shares of common stock may be issued under the 2023 Plan. The 2023 Plan expires on February 21, 2033. No additional awards may be granted under the Prior Cabot Plan or the Prior Cimarex Plan on or after May 4, 2023. Awards outstanding under any of the Company’s prior plans will remain outstanding and vest in accordance with their original terms and conditions.
Restricted Stock Units - Employees
During the three months ended March 31, 2023, the Company granted 666,303 restricted stock units to employees of the Company with a weighted average grant date value of $23.00 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest either at the end of a three-year service period or on a graded or graduated vesting basis at each anniversary date over a three-year service period. The Company used an annual forfeiture rate assumption of zero to five percent for purposes of recognizing stock-based compensation expense for its restricted stock units.
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the three months ended March 31, 2023, the Company granted 577,172 TSR Performance Share Awards, which are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2023 and ends on January 31, 2026.
These awards have both an equity and liability component, with the right to receive up to the first 100 percent of the award in shares of common stock and the right to receive up to an additional 100 percent of the value of the award in excess of the equity component in cash. These awards also include a feature that will reduce the potential cash component of the award if the actual performance is negative over the three-year period and the base calculation indicates an above-target payout. The equity portion of these awards is valued on the grant date and is not marked to market, while the liability portion of the awards is valued as of the end of each reporting period on a mark-to-market basis. The Company calculates the fair value of the equity and liability portions of the awards using a Monte Carlo simulation model.

The following assumptions were used to determine the grant date fair value of the equity component on February 21, 2023 and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date	March 31, 2023
Fair value per performance share award	$17.18	$10.92 - $11.99
Assumptions:
Stock price volatility	44.8%	41.8% - 43.4%
Risk-free rate of return	4.40%	3.8% - 4.1%
11. Earnings per Common Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is similarly calculated, except that the common shares outstanding for the period is increased using the treasury stock and as-if converted methods to reflect the potential dilution that could occur if outstanding stock awards were vested or exercised at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.
The following is a calculation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Income (Numerator)
Net income	$677	$608
Less: dividends attributable to participating securities	(2)	(2)
Less: Cimarex redeemable preferred stock dividends	—	(1)
Net income available to common stockholders	$675	$605

Shares (Denominator)
Weighted average shares - Basic	764	810
Dilution effect of stock awards at end of period	4	4
Weighted average shares - Diluted	768	814

Earnings per share:
Basic	$0.88	$0.75
Diluted	$0.88	$0.74
The following is a calculation of weighted-average shares excluded from diluted EPS due to anti-dilutive effect:

	Three Months Ended March 31,
(In millions)	2023	2022
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	1

12. Restructuring Costs
Restructuring costs are primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Cimarex Energy Co. that closed on October 1, 2021. The following table summarizes the Company’s restructuring liabilities:

	Three Months Ended March 31,
(In millions)	2023	2022
Balance at beginning of period	$77	$43
Additions related to merger integration	7	24
Payments of merger-related restructuring costs	(7)	(3)
Balance at end of period	$77	$64

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	March 31, 2023	December 31, 2022
Accounts receivable, net
Trade accounts	$628	$1,067
Joint interest accounts	133	108
Other accounts	16	48
	777	1,223
Allowance for credit losses	(2)	(2)
	$775	$1,221
Other assets
Deferred compensation plan	$42	$43
Debt issuance costs	10	3
Operating lease right-of-use assets	365	382
Other accounts	35	36
	$452	$464
Accounts payable
Trade accounts	$60	$27
Royalty and other owners	330	438
Accrued transportation	47	85
Accrued capital costs	233	148
Taxes other than income	67	73
Accrued lease operating costs	54	32
Other accounts	42	41
	$833	$844
Accrued liabilities
Employee benefits	$32	$74
Taxes other than income	32	62
Restructuring liability	44	39
Operating lease liabilities	116	114
Financing lease liabilities	6	6
Other accounts	50	33
	$280	$328
Other liabilities
Deferred compensation plan	$54	$55
Postretirement benefits	17	17
Operating lease liabilities	270	287
Financing lease liabilities	10	11
Restructuring liability	33	38
Other accounts	80	92
	$464	$500

14. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Interest Expense
Interest expense	$20	30
Debt premium amortization	(5)	(11)
Debt issuance cost amortization	1	1
Other	1	1
	$17	$21

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” “our,” “we” and “us”) for the three month periods ended March 31, 2023 and 2022 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”).

OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflect the following:
•Equivalent production increased 0.5 MMBoe from 56.7 MMBoe, or 629.9 MBoepd, in 2022 to 57.2 MMBoe, or 635.0 MBoepd in 2023. The slight increase was attributable to increased production in the Permian and Anadarko Basins, partially offset by lower production in the Marcellus Shale due to the timing of our 2023 drilling and completion activities.
•Natural gas production decreased 8.3 Bcf from 256.4 Bcf, or 2,850 Mmcf per day, in 2022 to 248.1 Bcf, or 2,757 Mmcf per day, in the 2023 period. The decrease was primarily attributable to lower production in the Marcellus Shale due to the timing of our drilling and completion activities.
•Oil production increased 0.8 MMBbl from 7.5 MMBbl in 2022 to 8.3 MMBbl in 2023. The increase was attributable to increased production in the Permian Basin due to the timing of our drilling and completion activities.
•NGL production increased 1.0 MMBbl from 6.5 MMBbl in 2022 to 7.5 MMBbl in 2023. The increase was attributable to increased production in the Permian Basin due to the timing of our drilling and completion activities.
•Average realized natural gas price was $3.72 per Mcf, $0.45 lower than the $4.17 per Mcf realized in the corresponding period of the prior year.
•Average realized oil price was $74.09 per Bbl, $2.06 lower than the $76.15 per Bbl realized in the corresponding period of the prior year.
•Average realized NGL price was $23.66 per Bbl, $14.21 lower than the $37.87 per Bbl realized in the corresponding period of the prior year.
•Total capital expenditures were $569 million compared to $326 million in the corresponding period of the prior year. The increase was driven by higher activity levels across our operations and higher costs for services.
•Drilled 65 gross wells (39.9 net) with a success rate of 100 percent compared to 54 gross wells (41.4 net) with a success rate of 100 percent for the corresponding period of the prior year.
•Turned in line 74 gross wells (48.2 net) in 2023 compared to 50 gross wells (25.0 net) in the corresponding period of 2022.
•Average rig count during 2023 was approximately 6.0, 3.0 and 1.0 rigs in the Permian Basin, Marcellus Shale and Anadarko Basin, respectively, compared to an average rig count of approximately 6.0, 2.6 and 2.0 rigs in the Permian Basin, Marcellus Shale and Anadarko Basin, respectively, during the corresponding period of 2022.
•Increased our annual base dividend from $0.60 per share for regular quarterly dividends in 2022 to $0.80 per share as part of our returns-focused strategy.
•Implemented our new share repurchase program and repurchased 11 million shares for $268 million during the three months ended March 31, 2023. We repurchased 8 million shares for $192 million during the three months ended March 31, 2022 under our previous share repurchase program.

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
NYMEX oil and natural gas futures prices have strengthened since the reduction of pandemic-related restrictions and increased OPEC+ cooperation. Improving oil and natural gas futures prices in part reflect market expectations of limited U.S. supply growth from publicly traded companies as a result of capital investment discipline and a focus on delivering free cash flow returns to stockholders. In addition, natural gas prices have benefited from strong worldwide liquefied natural gas demand, which is, in part, a result of buyers shifting from Russian gas due to the Ukraine invasion, sustained higher U.S. exports, lower associated gas growth from oil drilling and improved U.S. economic activity. These pricing increases have been partially offset by reduced gas consumption due to warmer winter weather in the U.S. and Europe and concerns over potential economic recession, negatively impacting natural gas and NGL prices. Oil price futures have improved (although such future prices are still lower than current spot prices) coinciding with recovering global economic activity, lower supply from major oil producing countries, OPEC+ cooperation and moderating inventory levels.
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
Inflation
Certain of our capital expenditures and expenses are affected by general inflation, which rose throughout 2022. While rising inflation is typically offset by the higher prices at which we are able to realize on sales of our commodity production, we nevertheless expect to see inflation impact our cost structure for the remainder of 2023, albeit at a more moderate pace compared to 2022.
Recent U.S. Tax Legislation
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law pursuant to the budget reconciliation process. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022, on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1 billion over a three-year testing period. The IRA also introduced an excise tax of one percent on the fair market value of certain public company stock repurchases made after December 31, 2022. Based on the current CAMT guidance available, we will be an “applicable corporation” beginning in 2023, but is not currently expecting to owe any additional tax under the CAMT in 2023.
Outlook
Our 2023 capital program is expected to be approximately $2.0 billion to $2.2 billion. We expect to fund these capital expenditures with our operating cash flow and, if required, cash on hand. We expect to turn-in-line 152 to 165 total net wells in 2023 across our three operating regions. Approximately 49 percent of our drilling and completion capital is expected to be invested in the Permian Basin, 44 percent in the Marcellus Shale and the remaining balance in the Anadarko Basin.

In 2022, we drilled 285 gross wells (174.6 net) and turned in line 251 gross wells (148.1 net). For the three months ended March 31, 2023, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 39.9 net wells and turned in line 48.2 net wells. Our capital program for the remainder of 2023 will focus on execution of our 2023 plan. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the oil and natural gas price environment and may adjust our capital expenditures accordingly.
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
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand. However, from time to time, our investments may be funded by bank borrowings (including draws on our revolving credit agreement), sales of non-strategic assets, and private or public financing based on our monitoring of capital markets and our balance sheet. Our debt is currently rated as investment grade by the three leading rating agencies, and there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our debt rating fall below a certain level. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, current commodity prices, our liquidity position, our asset quality and reserve mix, debt levels, cost structure and growth plans. Credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. A change in our debt rating could impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets in the future and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit agreement. We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement, we have the ability to finance our spending plans over the next 12 months and, based on current expectations, for the longer term.
We plan to continue our practice of entering into hedging agreements to reduce the impact of commodity price volatility on our cash flow from operations.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At March 31, 2023 and December 31, 2022, we had a working capital surplus of $796 million and $1.0 billion, respectively. We believe we have adequate liquidity and availability as outlined above to meet our working capital requirements over the next 12 months.
As of March 31, 2023, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $1.5 billion and we had unrestricted cash on hand of $973 million.
Our revolving credit agreement includes a covenant limiting our borrowing capacity based on our leverage ratio. At March 31, 2023, we were in compliance with all financial and other covenants applicable to our revolving credit facility and senior notes. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements, “Debt and Credit Agreements,” for further details regarding our revolving credit agreement.
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

Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows provided by operating activities	$1,494	$1,322
Cash flows used in investing activities	(479)	(269)
Cash flows used in financing activities	(715)	(642)
Net increase in cash, cash equivalents and restricted cash	$300	$411
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
Net cash provided by operating activities for the three months ended March 31, 2023 increased by $172 million compared to the same period in 2022. This increase was primarily due to higher cash received on derivative settlements and a larger increase in working capital and other assets and liabilities, partially offset by lower natural gas, oil and NGL revenue and higher operating expenses. The decrease in natural gas, oil and NGL revenue was primarily due to lower realized prices partially offset by slightly higher equivalent production compared to the three months ended March 31, 2022.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $210 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to $213 million of higher capital expenditures due to our increased capital budget for 2023.
Financing Activities. Cash flows used in financing activities increased by $73 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in cash flows used in financing activities was primarily due to higher common stock repurchases of $84 million during the three months ended March 31, 2023 compared to 2022. This increase was partially offset by lower dividend payments of $20 million as a result of a decrease in outstanding shares of common stock due to our share repurchase programs, partially offset by an increase in our base-plus-variable dividend rate from $0.56 for the three months ended March 31, 2022 compared to $0.57 for the three months ended March 31, 2023.
Capitalization
Information about our capitalization is as follows:

(In millions)	March 31, 2023	December 31, 2022
Debt (1)	$2,176	$2,181
Stockholders' equity	12,643	12,659
Total capitalization	$14,819	$14,840
Debt to total capitalization	15%	15%
Cash and cash equivalents	$973	$673
________________________________________________________
(1)There were no borrowings outstanding under our revolving credit agreement as of March 31, 2023 and December 31, 2022.
Share repurchases. In February 2023, our Board of Directors approved a share repurchase program which authorizes the purchase of up to $2.0 billion of our common stock in the open market or in negotiated transactions.
During the three months ended March 31, 2023 and 2022, we repurchased 11 million shares of our common stock for $268 million under our new share repurchase program and 8 million shares of our common stock for $192 million under our previous share repurchase program, respectively.

Dividends. In February 2023, our Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share.
The following table summarizes our dividends on our common stock for each quarter in 2023 and 2022.

	Rate Per Share
	Fixed	Variable	Total	Total Dividends (In millions)
2023
First quarter	$0.20	$0.37	$0.57	$(438)
2022
First quarter	$0.15	$0.41	$0.56	$(455)
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures with cash flow provided by operating activities, and, if required, cash on hand and borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In millions)	2023	2022
Capital expenditures:
Drilling and facilities	$523	$314
Leasehold acquisitions	1	1
Pipeline and gathering	38	8
Other	7	3
	569	326
Exploration expenditures(1)	4	6
	$573	$332
________________________________________________________
(1)There were no exploratory dry hole costs for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023, our capital program was focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 39.9 net wells and turned in line 48.2 net wells. We expect our 2023 capital program to be approximately $2.0 billion to $2.2 billion. Refer to “Outlook” for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.
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

RESULTS OF OPERATIONS
First Three Months of 2023 and 2022 Compared
Operating Revenues

	Three Months Ended March 31,		Variance
(In millions)	2023	2022	Amount	Percent
Operating Revenues
Natural gas	$822	$1,111	$(289)	(26)%
Oil	615	699	(84)	(12)%
NGL	177	245	(68)	(28)%
Gain (loss) on derivative instruments	138	(391)	529	135%
Other	25	15	10	67%
	$1,777	$1,679	$98	6%
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
Natural Gas Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (Bcf)	248.1	256.4	(8.3)	(3)%	$(36)
Price variance ($/Mcf)	$3.31	$4.33	$(1.02)	(23)%	(253)
					$(289)
Natural gas revenues decreased $289 million primarily due to lower natural gas prices and slightly lower production. The lower production is primarily due lower production in the Marcellus Shale, partially offset by a modest increases in the Permian and Anadarko Basins production, all of which are due to the timing our drilling and completion activities.
Oil Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	8.3	7.5	0.8	11%	$75
Price variance ($/Bbl)	$74.03	$93.45	$(19.42)	(21)%	(159)
					$(84)
Oil revenues decreased $84 million primarily due to lower oil prices offset by higher production. The higher production was primarily related to higher Permian Basin production, which aligned with our 2023 drilling and completion program for modest production growth.

NGL Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	7.5	6.5	1.0	15%	$38
Price variance ($/Bbl)	$23.66	$37.87	$(14.21)	(38)%	(106)
					$(68)
NGL revenues decreased $68 million primarily due to lower NGL prices offset by higher production. The higher production was primarily related to higher Permian Basin production, which aligned with our 2023 drilling and completion program for modest production growth.
Gain (Loss) on Derivative Instruments
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
The following table presents the components of “Gain (loss) on derivative instruments” for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2022
Cash received (paid) on settlement of derivative instruments
Gas contracts	$99	$(42)
Oil contracts	1	(129)
Non-cash gain (loss) on derivative instruments
Gas contracts	42	(182)
Oil contracts	(4)	(38)
	$138	$(391)
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with the volume and commodity mix, some are a function of the number of wells we own and operate, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our costs for services, labor and supplies have remained high due to on-going demand for those items, and to a lesser extent rising inflation and supply chain disruptions, all of which have affected the cost of our operations throughout 2022. We currently expect these costs to level off and stabilize during 2023.

The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows.

	Three Months Ended March 31,		Variance		Per BOE
(In millions, except per BOE)	2023	2022	Amount	Percent	2023	2022
Operating Expenses
Direct operations	$134	$100	$34	34%	$2.34	$1.76
Transportation, processing and gathering	236	233	3	1%	4.13	4.11
Taxes other than income	86	76	10	13%	1.50	1.34
Exploration	4	6	(2)	(33)%	0.07	0.11
Depreciation, depletion and amortization	369	360	9	3%	6.45	6.35
General and administrative	76	107	(31)	(29)%	1.33	1.89
	$905	$882	$23	3%
Direct Operations
Direct operations generally consists of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also includes well workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended March 31,			Per BOE
(In millions, except per BOE)	2023	2022	Variance	2023	2022
Direct Operations
Lease operating expense	$106	$82	$24	$1.85	$1.44
Workover expense	28	18	10	0.49	0.32
	$134	$100	$34	$2.34	$1.76
Lease operating expense increased primarily due to general higher costs of equipment and field services, along with increased labor costs.
Workover expense increased $10 million primarily due to an increase in workover activities related to maintenance project activities in the Permian Basin and Marcellus Shale resulting in an increase of $5 million and $4 million, respectively, compared to 2022 activities.
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
Transportation, processing and gathering costs increased $3 million largely due an increase in production in the Permian Basin, and a slight increase in transportation rates in the Marcellus Shale. These increases were partially offset by lower natural gas production in the Marcellus Shale.
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

The following table presents taxes other than income for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Taxes Other than Income
Production	$60	$63	$(3)
Drilling impact fees	9	7	2
Ad valorem	16	6	10
Other	1	—	1
	$86	$76	$10
Production taxes as a percentage of production revenue	3.7%	3.1%
Taxes other than income increased $10 million. Production taxes represented the majority of our taxes other than income, which decreased primarily due to lower oil and NGL revenues. Drilling impact fees increased primarily due to the timing of wells drilled in the Marcellus Shale. Ad valorem taxes increased primarily due to higher anticipated appraisal values based on 2022 results of operations in the Permian Basin, which is expected to impact 2023 property assessments.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Three Months Ended March 31,			Per BOE
(In millions, except per BOE)	2023	2022	Variance	2023	2022
DD&A Expense
Depletion	$337	$339	$(2)	$5.89	$5.98
Depreciation	17	19	(2)	0.30	0.33
Amortization of unproved properties	12	—	12	0.21	—
Accretion of ARO	3	2	1	0.05	0.04
	$369	$360	$9	$6.45	$6.35
Depletion of our producing properties is computed on a field basis using the unit-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. An overall lower depletion rate, partially offset by higher production, contributed to the $2 million decrease in depletion expense. The decrease in the depletion rate was due to a decrease in the depletion rate in the Permian Basin due to increased reserves at December 31, 2022, partially offset by an increase in the depletion rate in the Marcellus Shale due to downward reserve revisions in September 2022.
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
Unproved properties are amortized based on our drilling experience and our expectation of converting our unproved leaseholds to proved properties. The rate of amortization depends on the timing and success of our exploration and development program. Amortization of unproved properties increased $12 million due to the amortization of our unproved properties based on our expectations of converting leases acquired in the merger to held by production. If development of unproved properties is deemed unsuccessful and the properties are abandoned or surrendered, the capitalized costs are expensed in the period the determination is made.

General and Administrative (“G&A”)
G&A expense consists primarily of salaries and related benefits, stock-based compensation, office rent, legal and consulting fees, systems costs and other administrative costs incurred.
The table below reflects our G&A expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
G&A Expense
General and administrative expense	$53	$53	$—
Stock-based compensation expense	16	23	(7)
Merger-related expense	7	31	(24)
	$76	$107	$(31)
G&A expense, excluding stock-based compensation and merger-related expenses, did not have individually significant fluctuations.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense decreased $7 million primarily due to the accelerated vesting of employee performance shares in 2022 and a decrease in the Company’s share price as of March 31, 2023 compared to March 31, 2022.
Merger-related expenses decreased $24 million primarily due to $17 million of lower employee-related severance and termination benefits associated with the expected termination of certain employees, which is being accrued over the expected transition period and a decrease of $7 million of transaction-related costs associated with the Merger.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Interest Expense
Interest expense	$20	$30	$(10)
Debt premium amortization	(5)	(11)	6
Debt financing costs	1	1	—
Other	1	1	—
	$17	$21	$(4)
Interest expense decreased $10 million primarily due to the repayment of our 6.51% and 5.58% weighted-average private placement senior notes in August 2022 and the redemption of $750 million of the 4.375% senior notes in September and October 2022.
Debt premium amortization decreased $6 million primarily due to the redemption of $750 million of the 4.375% senior notes in September and October 2022.
Interest Income
Interest income increased $12 million due to higher interest rates received on higher cash balances.

Income Tax Expense

	Three Months Ended March 31,
(In millions)	2023	2022	Variance
Income Tax Expense
Current tax expense	$172	$134	$38
Deferred tax expense	23	36	(13)
	$195	$170	$25
Combined federal and state effective income tax rate	22.4%	22.0%
Income tax expense increased $25 million due to higher pre-tax income as well as a slightly higher effective tax rate. The effective tax rate increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to differences in the non-recurring discrete items recorded during the three months ended March 31, 2023 and 2022.
Forward-Looking Information
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited, statements regarding future financial and operating performance and results, the anticipated effects of, and certain other matters related to, the Merger involving Cimarex Energy Co. (“Cimarex”), strategic pursuits and goals, market prices, future hedging and risk management activities, and other statements that are not historical facts contained in or incorporated by reference into this report, are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the impact of public health crises, including pandemics (such as the coronavirus pandemic) and epidemics and any related company or governmental policies of actions, the risk that our and Cimarex’s businesses will not be integrated successfully, the risk that the cost savings and any other synergies from the Merger involving Cimarex may not be fully realized or may take longer to realize than expected, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, including as a result of instability in the banking sector, pandemics and geopolitical disruptions such as the war in Ukraine, results of future drilling and marketing activities, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission (“SEC”) filings. Refer to “Risk Factors” in Item 1A of Part I of our 10-K for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. The following quantitative and qualitative information is provided about financial instruments to which we were party to as of March 31, 2023 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
As of March 31, 2023, we had the following outstanding financial commodity derivatives:

				Estimated Value at March 31, 2023 (in millions)
	2023
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter
Waha gas collars				48
Volume (MMBtu)	8,190,000	8,280,000	8,280,000
Weighted average floor ($/MMBtu)	$3.03	$3.03	$3.03
Weighted average ceiling ($/MMBtu)	$5.39	$5.39	$5.39

NYMEX collars				133
Volume (MMBtu)	31,850,000	32,200,000	29,150,000
Weighted average floor ($/MMBtu)	$4.07	$4.07	$4.03
Weighted average ceiling ($/MMBtu)	$6.78	$6.78	$6.61
				$181

		Estimated Value at March 31, 2023 (in millions)
	2023
Oil	Second Quarter
WTI oil collars		$4
Volume (MBbl)	1,365
Weighted average floor ($/Bbl)	$70.00
Weighted average ceiling ($/Bbl)	$116.03

WTI Midland oil basis swaps		(1)
Volume (MBbl)	1,365
Weighted average differential ($/Bbl)	$0.63
		$3
The amounts set forth in the tables above represent our total unrealized derivative position at March 31, 2023 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.

In April 2023, the Company entered into the following financial commodity derivatives:

	2023
Oil	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	910	920	920
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$89.66	$89.66	$89.66

WTI Midland oil basis swaps
Volume (MBbl)	910	920	920
Weighted average differential ($/Bbl)	$1.01	$1.01	$1.01
A significant portion of our expected oil and natural gas production for the remainder of 2023 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the three months ended March 31, 2023, natural gas collars with floor prices ranging from $3.00 to $7.50 per MMBtu and ceiling prices ranging from $4.55 to $13.08 per MMBtu covered 60.3 Bcf, or 24 percent of natural gas production at a weighted-average price of $4.97 per MMBtu.
During the three months ended March 31, 2023, oil collars with floor prices ranging from $65.00 to $80.00 per Bbl and ceiling prices ranging from $113.05 to $118.30 per Bbl covered 1.4 MMBbls, or 16 percent, of oil production at a weighted-average price of $70.00 per Bbl. Oil basis swaps covered 1.4 MMBbls, or 16 percent, of oil production at a weighted-average price of $0.63 per Bbl.
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
Interest Rate Risk
At March 31, 2023, we had total debt of $2.2 billion (with a principal amount of $2.1 billion). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit agreement provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of March 31, 2023 and, therefore, no related exposure to interest rate risk.
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments.
The fair value of our senior notes is based on quoted market prices. We use available market data and valuation methodologies to estimate the fair value of our private placement senior notes. The fair value of the private placement senior notes is the estimated amount we would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is our default or repayment risk. The credit spread (premium or discount) is determined by comparing our senior notes and revolving credit agreement to new issuances (secured and unsecured) and secondary trades of similar size and credit statistics for both public and private debt. The fair value of the private placement senior notes is based on interest rates currently available to us.

The carrying amount and fair value of debt is as follow:

	March 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$2,176	$1,985	$2,181	$1,955

ITEM 4. Controls and Procedures
As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference in response to this item.
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
ITEM 1A. Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the quarter ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions)
January 2023	—	$—	—	$—
February 2023	293	$24.83	293	$1,993
March 2023	10,707	$24.35	10,707	$1,732
Total	11,000		11,000
________________________________________________________
(1)In February 2023, our Board of Directors approved a new share repurchase program which authorizes us to purchase up to $2.0 billion of our common stock.

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

10.1*	Cabot Oil & Gas Corporation 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014)
(a) Form of Restricted Stock Unit Award Agreement (officers);
(b) Form of Performance Share Award Agreement (continuing officers);
(c) Form of Performance Share Award Agreement (transitioning officers).

10.2*	Coterra Energy Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on May 4, 2023).
(a) Form of Non-Employee Director Restricted Stock Unit Award Agreement;
(b) Form of Restricted Stock Unit Award Agreement;
(c) Form of Performance Stock Unit Award Agreement;

10.3*	Non-Employee Director Deferred Compensation Plan effective May 4, 2023
(a) Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement (Annual Fees);
(b) Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement (Annual RSU Grant).

10.4*	Form of Executive Severance Compensation Agreement between Coterra Energy Inc. and certain officers

31.1	302 Certification — Chairman, President and Chief Executive Officer.

31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________.
*Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTERRA ENERGY INC.
(Registrant)

May 5, 2023	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 5, 2023	By:	/s/ SCOTT C. SCHROEDER
Scott C. Schroeder
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2023	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)