Form 10-Q
period 2023-09-30
Coterra Energy Inc.
filed 2023-11-07
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 752,191,690 shares of common stock, par value $0.10 per share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$847	$673
Restricted cash	9	10
Accounts receivable, net	727	1,221
Income taxes receivable	15	89
Inventories	64	63
Derivative instruments	37	146
Other current assets	14	9
Total current assets	1,713	2,211
Properties and equipment, net (Successful efforts method)	17,928	17,479
Other assets	460	464
	$20,101	$20,154
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$643	$844
Current portion of long-term debt	575	—
Accrued liabilities	316	328
Income taxes payable	91	—
Interest payable	15	21
Total current liabilities	1,640	1,193
Long-term debt	1,592	2,181
Deferred income taxes	3,358	3,339
Asset retirement obligations	278	271
Other liabilities	436	500
Total liabilities	7,304	7,484

Commitments and contingencies (Note 7)

Cimarex redeemable preferred stock	8	11

Stockholders’ equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2023 and 2022
Issued — 753 shares and 768 shares in 2023 and 2022, respectively	75	77
Additional paid-in capital	7,601	7,933
Retained earnings	5,101	4,636
Accumulated other comprehensive income	12	13
Total stockholders' equity	12,789	12,659
	$20,101	$20,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
OPERATING REVENUES
Natural gas	$481	$1,644	$1,739	$4,223
Oil	684	755	1,925	2,330
NGL	170	259	476	784
Gain (loss) on derivative instruments	3	(156)	129	(613)
Other	18	18	49	47
	1,356	2,520	4,318	6,771
OPERATING EXPENSES
Direct operations	137	118	401	334
Transportation, processing and gathering	235	255	729	726
Taxes other than income	62	102	211	276
Exploration	5	10	14	23
Depreciation, depletion and amortization	421	422	1,185	1,196
General and administrative	79	107	213	301
	939	1,014	2,753	2,856
Gain (loss) on sale of assets	7	—	12	(1)
INCOME FROM OPERATIONS	424	1,506	1,577	3,914
Gain on debt extinguishment	—	(26)	—	(26)
Interest expense	17	20	50	63
Interest income	(10)	(3)	(32)	(4)
Income before income taxes	417	1,515	1,559	3,881
Income tax expense	94	319	350	848
NET INCOME	$323	$1,196	$1,209	$3,033

Earnings per share
Basic	$0.43	$1.51	$1.59	$3.78
Diluted	$0.42	$1.50	$1.58	$3.77

Weighted-average common shares outstanding
Basic	753	792	757	801
Diluted	758	797	762	805
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,209	$3,033
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	1,185	1,196
Deferred income tax expense	19	128
(Gain) loss on sale of assets	(12)	1
(Gain) loss on derivative instruments	(129)	613
Net cash received (paid) in settlement of derivative instruments	238	(723)
Amortization of debt premium and debt issuance costs	(13)	(35)
Gain on debt extinguishment	—	(26)
Stock-based compensation and other	43	62
Changes in assets and liabilities:
Accounts receivable, net	494	(382)
Income taxes	165	(99)
Inventories	(1)	(26)
Other current assets	(5)	(4)
Accounts payable and accrued liabilities	(292)	194
Interest payable	(6)	(10)
Other assets and liabilities	3	50
Net cash provided by operating activities	2,898	3,972

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(1,621)	(1,199)
Capital expenditures for leasehold and property acquisitions	(8)	(6)
Proceeds from sale of assets	40	22
Net cash used in investing activities	(1,589)	(1,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	—	(830)
Repayments of finance leases	(4)	(4)
Common stock repurchases	(385)	(740)
Dividends paid	(739)	(1,459)
Cash received for stock option exercises	1	11
Cash paid for conversion of redeemable preferred stock	(1)	(10)
Tax withholding on vesting of stock awards	(1)	(15)
Capitalized debt issuance costs	(7)	—
Net cash used in financing activities	(1,136)	(3,047)

Net increase (decrease) in cash, cash equivalents and restricted cash	173	(258)
Cash, cash equivalents and restricted cash, beginning of period	683	1,046
Cash, cash equivalents and restricted cash, end of period	$856	$788
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	677	677
Stock amortization and vesting	—	—	—	—	13	—	—	13
Conversion of Cimarex redeemable preferred stock	—	—	—	—	3	—	—	3
Common stock repurchases	—	—	11	(271)	—	—	—	(271)
Common stock retirements	(11)	(1)	(11)	271	(270)	—	—	—
Cash dividends on common stock at $0.57 per share	—	—	—	—	—	—	(438)	(438)
Balance at March 31, 2023	757	$76	—	$—	$7,679	$13	$4,875	$12,643
Net income	—	—	—	—	—	—	209	209
Stock amortization and vesting	—	—	—	—	17	—	—	17
Common stock repurchases	—	—	2	(57)	—	—	—	(57)
Common stock retirements	(2)	—	(2)	57	(57)	—	—	—
Cash dividends on common stock at $0.20 per share	—	—	—	—	—	—	(153)	(153)
Balance at June 30, 2023	755	$76	—	$—	$7,639	$13	$4,931	$12,659
Net income	—	—	—	—	—	—	323	323
Stock amortization and vesting	—	—	—	—	21	—	—	21
Common stock repurchases	—	—	2	(60)	—	—	—	(60)
Common stock retirements	(2)	(1)	(2)	60	(59)	—	—	—
Cash dividends on common stock at $0.20 per share	—	—	—	—	—	—	(153)	(153)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2023	753	$75	—	$—	$7,601	$12	$5,101	$12,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited), continued

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2021	893	$89	79	$(1,826)	$10,911	$1	$2,563	$11,738
Net income	—	—	—	—	—	—	608	608
Exercise of stock options	—	—	—	—	6	—	—	6
Stock amortization and vesting	—	—	—	—	10	—	—	10
Common stock repurchases	—	—	8	(192)	—	—	—	(192)
Cash dividends:
Common stock at $0.56 per share	—	—	—	—	—	—	(455)	(455)
Preferred stock at $20.3125 per share	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	4	—	4
Balance at March 31, 2022	893	$89	87	$(2,018)	$10,927	$5	$2,715	$11,718
Net income	—	—	—	—	—	—	1,229	1,229
Exercise of stock options	—	—	—	—	3	—	—	3
Stock amortization and vesting	—	—	—	—	18	—	—	18
Conversion of Cimarex redeemable preferred stock	1	—	—	—	28	—	—	28
Common stock repurchases	—	—	12	(321)	—	—	—	(321)
Cash dividends on common stock at $0.60 per share	—	—	—	—	—	—	(484)	(484)
Balance at June 30, 2022	894	$89	99	$(2,339)	$10,976	$5	$3,460	$12,191
Net income	—	—	—	—	—	—	1,196	1,196
Exercise of stock options	—	—	—	—	2	—	—	2
Stock amortization and vesting	1	1	—	—	14	—	—	15
Common stock repurchases	—	—	8	(227)	—	—	—	(227)
Cash dividends on common stock at $0.65 per share	—	—	—	—	—	—	(519)	(519)
Other comprehensive income	—	—	—	—	—	1	—	1
Balance at September 30, 2022	895	$90	107	$(2,566)	$10,992	$6	4,137	$12,659

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
From time-to-time, we make certain reclassifications to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders’ equity, net income or cash flows.

2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	September 30, 2023	December 31, 2022
Proved oil and gas properties	$19,006	$17,085
Unproved oil and gas properties	4,747	5,150
Gathering and pipeline systems	521	450
Land, buildings and other equipment	210	183
Finance lease right-of-use asset	25	24
	24,509	22,892
Accumulated depreciation, depletion and amortization	(6,581)	(5,413)
	$17,928	$17,479
Capitalized Exploratory Well Costs
As of September 30, 2023, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.
3. Debt and Credit Agreements
The Company’s senior notes and credit agreements consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
3.65% weighted-average private placement senior notes	$825	$825
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
Revolving credit agreement	—	—
Total	2,075	2,075
Unamortized debt premium	96	111
Unamortized debt issuance costs	(4)	(5)
Total debt	$2,167	$2,181
Less: current portion of long-term debt	575	—
Long-term debt	$1,592	$2,181

At September 30, 2023, the Company was in compliance with all financial and other covenants for its revolving credit agreement (as defined below), 3.65% weighted-average private placement senior notes (the “private placement senior notes”), and the 3.90% senior notes due May 15, 2027 and 4.375% senior notes due March 15, 2029 (the “senior notes”).
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
Concurrently with the Company’s entry into the Credit Agreement, the Company terminated its then-existing Second Amended and Restated Credit Agreement, dated as of April 22, 2019, with the lenders party thereto and JPMorgan, as administrative agent thereunder.
At September 30, 2023, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $1.5 billion.
4. Derivative Instruments
As of September 30, 2023, the Company had the following outstanding financial commodity derivatives:

	2023	2024
Natural Gas	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars
Volume (MMBtu)	29,150,000	18,200,000	20,020,000	20,240,000	6,820,000
Weighted average floor ($/MMBtu)	$4.03	$3.00	$2.75	$2.75	$2.75
Weighted average ceiling ($/MMBtu)	$6.61	$5.56	$4.09	$4.09	$4.09

Waha gas collars
Volume (MMBtu)	8,280,000	—	—	—	—
Weighted average floor ($/MMBtu)	$3.03	$—	$—	$—	$—
Weighted average ceiling ($/MMBtu)	$5.39	$—	$—	$—	$—

	2023	2024
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	2,760	1,820	1,820	920	920
Weighted average floor ($/Bbl)	$70.00	$67.50	$67.50	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$91.09	$91.02	$91.02	$89.93	$89.93

WTI Midland oil basis swaps
Volume (MBbl)	2,760	1,820	1,820	920	920
Weighted average differential ($/Bbl)	$1.11	$1.16	$1.16	$1.16	$1.16
In October 2023, the Company entered into the following financial commodity derivatives:

	2024
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars
Volume (MMBtu)	17,290,000	15,470,000	15,640,000	5,270,000
Weighted average floor ($/MMBtu)	$3.00	$2.75	$2.75	$2.75
Weighted average ceiling ($/MMBtu)	$5.19	$4.17	$4.17	$4.17

	2024
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	910	910	920	920
Weighted average floor ($/Bbl)	$69.00	$69.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$92.09	$92.09	$90.09	$90.09

WTI Midland oil basis swaps
Volume (MBbl)	910	910	920	920
Weighted average differential ($/Bbl)	$1.17	$1.17	$1.17	$1.17
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commodity contracts	Derivative instruments (current)	$37	$146	$—	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	September 30, 2023	December 31, 2022
Derivative assets
Gross amounts of recognized assets	$47	$147
Gross amounts offset in the condensed consolidated balance sheet	(10)	(1)
Net amounts of assets presented in the condensed consolidated balance sheet	37	146
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	2
Net amount	$37	$148

Derivative liabilities
Gross amounts of recognized liabilities	$10	$1
Gross amounts offset in the condensed consolidated balance sheet	(10)	(1)
Net amounts of liabilities presented in the condensed consolidated balance sheet	—	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	1
Net amount	$—	$1
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Cash received (paid) on settlement of derivative instruments
Gas contracts	$55	$(202)	$235	$(405)
Oil contracts	—	(57)	3	(318)
Non-cash gain (loss) on derivative instruments
Gas contracts	(40)	2	(93)	(47)
Oil contracts	(12)	101	(16)	157
	$3	$(156)	$129	$(613)
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2023
Assets
Deferred compensation plan	$32	$—	$—	$32
Derivative instruments	—	—	47	47
	$32	$—	$47	$79
Liabilities
Deferred compensation plan	$32	$—	$—	$32
Derivative instruments	—	—	10	10
	$32	$—	$10	$42

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Deferred compensation plan	$43	$—	$—	$43
Derivative instruments	—	—	147	147
	$43	$—	$147	$190
Liabilities
Deferred compensation plan	$55	$—	$—	$55
Derivative instruments	—	—	1	1
	$55	$—	$1	$56
The Company’s investments associated with its deferred compensation plans consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available. During the second quarter of 2023, all shares of the Company’s common stock held in the deferred compensation plan were sold and invested in other investment options.
The derivative instruments were measured based on quotes from the Company’s counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from, or verified using, relevant NYMEX futures contracts, are compared to multiple quotes obtained from counterparties, or a combination of the foregoing. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using market credit spreads provided by several of the Company’s banks. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In millions)	2023	2022
Balance at beginning of period	$146	$(152)
Total gain (loss) included in earnings	129	(596)
Settlement (gain) loss	(238)	704
Transfers in and/or out of Level 3	—	—
Balance at end of period	$37	$(44)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$20	$(11)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of September 30, 2023, additional disclosures were not required.
The estimated fair value of the Company’s asset retirement obligations at inception is determined by utilizing the income approach by applying a credit-adjusted risk-free rate, which considers the Company’s credit risk, the time value of money, and the current economic state to the undiscounted expected abandonment cash flows. Given the unobservable nature of the inputs, the measurement of the asset retirement obligations was classified as Level 3 in the fair value hierarchy.
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
The fair value of the Company’s senior notes is based on quoted market prices, which is classified as Level 1 in the fair value hierarchy. The fair value of the Company’s private placement senior notes is based on third-party quotes which are derived from credit spreads for the difference between the issue rate and the period end market rate and other unobservable inputs. The Company’s private placement senior notes are valued using a market approach and are classified as Level 3 in the fair value hierarchy.
The carrying amount and estimated fair value of debt is as follows:

	September 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,167	$1,957	$2,181	$1,955
Current maturities	(575)	(559)	—	—
Long-term debt, excluding current maturities	$1,592	$1,398	$2,181	$1,955
6. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Nine Months Ended September 30, 2023
Balance at beginning of period	$277
Liabilities incurred	4
Liabilities divested	(4)
Accretion expense	8
Balance at end of period	285
Less: current asset retirement obligations	(7)
Noncurrent asset retirement obligations	$278
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
Legal Matters
Securities Litigation
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Dan O. Dinges, its then-Chief Executive Officer, and Scott C. Schroeder, its then-Chief Financial Officer, alleging that the Company made misleading statements in its periodic filings with the SEC in violation of Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs allege misstatements in the Company’s public filings and disclosures over a number of years relating to its potential liability for alleged environmental violations in Pennsylvania. The plaintiffs allege that such misstatements caused a decline in the price of the Company’s common stock when it disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 two notices of violations from the Pennsylvania Department of

Environmental Protection and an additional decline when it disclosed on June 15, 2020 the criminal charges brought by the Office of the Attorney General of the Commonwealth of Pennsylvania related to alleged violations of the Pennsylvania Clean Streams Law, which prohibits discharge of industrial wastes. The court appointed Delaware County Employees Retirement System to represent the purported class on February 3, 2021. In April 2021, the complaint was amended to include Phillip L. Stalnaker, the Company’s then-Senior Vice President of Operations, as a defendant. The plaintiffs seek monetary damages, interest and attorney’s fees.
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
On February 25, 2021, the Company filed a motion to transfer the class action lawsuit to the U.S. District Court for the Southern District of Texas, in Houston, Texas, where its headquarters are located. On June 11, 2021, the Company filed a motion to dismiss the class action lawsuit on the basis that the plaintiffs’ allegations do not meet the requirements for pleading a claim under Section 10(b) or Section 20 of the Exchange Act. On June 22, 2021, the motion to transfer the class action lawsuit to the Southern District of Texas was granted. Pursuant to the prior agreement of the parties, the consolidated derivative case discussed in the preceding paragraph was also transferred to the Southern District of Texas on July 12, 2021. Subsequently, an additional stockholder derivative action styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the benefit of Geri D. Treppel and Larry A. Treppel v. Dinges, et al. (U.S. District Court, Southern District of Texas, Houston Division), asserting substantially similar Delaware common law claims as in the existing derivative cases, was filed in the Southern District of Texas and consolidated with the existing consolidated derivative cases. On January 12, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the class action lawsuit but allowed the plaintiffs to file an amended complaint. The class action plaintiffs filed their amended complaint on February 11, 2022. The Company filed a motion to dismiss the amended class action complaint on March 10, 2022. On August 10, 2022, the U.S. District Court for the Southern District of Texas granted in part and denied in part the Company’s motion to dismiss the amended class action complaint, dismissing certain claims with prejudice but allowing certain claims to proceed. The Company filed its answer to the amended class action complaint on September 14, 2022. The class action case is presently in the discovery stage. On September 27, 2023, the U.S. District Court for the Southern District of Texas granted the class action plaintiffs’ motion for class certification. The Company filed a petition on October 11, 2023, for leave to appeal the class certification order. On October 20, 2023, the class action plaintiffs filed a motion for leave to amend the class action complaint to assert additional claims, including claims regarding the Company’s production guidance during the class period. With respect to the consolidated derivative cases, on April 1, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss such consolidated derivative cases but allowed the plaintiffs to file an amended complaint. The derivative plaintiffs filed their third amended complaint on May 16, 2022. The Company filed its motion to dismiss such amended complaint on June 24, 2022, and filed its reply in support of such motion to dismiss on September 4, 2022. On March 27, 2023, the U.S. District Court for the Southern District of Texas denied the motion to dismiss the derivative case as moot and ordered the Company to file a renewed motion to dismiss addressing certain issues regarding the impact of the class action litigation on the derivative case. The Company filed its renewed motion to dismiss on April 28, 2023, which is now fully briefed and pending for decision. The Company intends to vigorously defend the class action and derivative lawsuits.
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
8. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Natural gas	$481	$1,644	$1,739	$4,223
Oil	684	755	1,925	2,330
NGL	170	259	476	784
Other	18	18	49	47
	$1,353	$2,676	$4,189	$7,384
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the U.S.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2023, the Company had $6.8 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 15 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $594 million and $1.1 billion as of September 30, 2023 and December 31, 2022, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of September 30, 2023, the Company has no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
9. Capital Stock
Dividends
Common Stock
In February 2023, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share.

The following table summarizes the Company’s dividends on its common stock for each of the first three quarters in 2023 and 2022:

	Rate per share
	Fixed	Variable	Total	Total Dividends (In millions)
2023
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
Third quarter	0.20	—	0.20	153
	$0.60	$0.37	$0.97	$744
2022
First quarter	$0.15	$0.41	$0.56	$455
Second quarter	0.15	0.45	0.60	484
Third quarter	0.15	0.50	0.65	519
	$0.45	$1.36	$1.81	$1,458
Treasury Stock
In February 2023, the Company’s Board of Directors approved a new share repurchase program which authorizes the purchase of up to $2.0 billion of the Company’s common stock.
During the nine months ended September 30, 2023, the Company repurchased and retired 15 million shares for $388 million under its new repurchase program. As of September 30, 2023, the Company had $1.6 billion remaining under its current share repurchase program. During the nine months ended September 30, 2022, the Company repurchased 28 million shares for $740 million under its previous share repurchase program.
10. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Restricted stock units - employees and non-employee directors	$14	$10	$28	$29
Restricted stock awards	3	5	11	15
Performance share awards	4	10	12	20
Deferred performance shares	—	1	(7)	6
Total stock-based compensation expense	$21	$26	$44	$70
Income tax benefit	$—	$10	$2	$15
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
On May 4, 2023, the Company’s stockholders approved the Coterra Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”) which replaced the then-existing Cabot Oil & Gas Corporation 2014 Incentive Plan (the “Prior Cabot Plan”) and Cimarex Energy Co. Amended and Restated 2019 Equity Incentive Plan (the “Prior Cimarex Plan). Under the 2023 Plan, permitted awards include, but are not limited to, options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash and stock-based awards. A total of 22.95 million shares of common stock may be issued under the 2023 Plan. The 2023 Plan expires on February 21, 2033. No additional awards may be granted under the Prior Cabot

Plan or the Prior Cimarex Plan on or after May 4, 2023. Awards outstanding under any of the Company’s prior plans will remain outstanding and vest in accordance with their original terms and conditions.
Restricted Stock Units - Employees
During the nine months ended September 30, 2023, the Company granted 2,373,117 restricted stock units to employees of the Company with a weighted average grant date value of $26.12 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three-year service period. The Company used an annual forfeiture rate assumption of zero to five percent for purposes of recognizing stock-based compensation expense for its restricted stock units. The annual forfeiture rate assumption was based on the Company’s actual forfeiture history and expectations for this type of award.
Restricted Stock Units - Non-Employees Directors
In June 2023, the Company granted 73,593 restricted stock units, with a weighted-average grant date value of $24.46 per unit, to the Company’s non-employee directors. The fair value of these units is measured based on the closing stock price on grant date. These units will vest on the earlier of May 2024 or upon the director’s separation from the Company, and accordingly the Company recognized compensation expense immediately.
The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for these awards, based on the Company’s actual forfeiture history and expectations for this type of award.
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the nine months ended September 30, 2023, the Company granted 658,202 TSR Performance Share Awards, which are earned, or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2023 and ends on January 31, 2026.
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
The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for these awards, based on the Company’s actual forfeiture history and expectations for this type of award.
The following assumptions were used to determine the grant date fair value of the equity component and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date
	February 21, 2023	July 6, 2023	September 30, 2023
Fair value per performance share award	$17.18	$20.20	$9.02 - $12.09
Assumptions:
Stock price volatility	44.8%	40.6%	37.1% - 40.4%
Risk-free rate of return	4.40%	4.76%	4.65% - 5.24%
11. Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS is similarly calculated, except that the shares of common stock outstanding for the period is increased using the treasury stock and as-if converted methods to reflect the potential dilution that could occur if outstanding stock awards were vested or exercised at the end of the applicable period. Anti-dilutive shares represent potentially dilutive securities that are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

The following is a calculation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Income (Numerator)
Net income	$323	$1,196	$1,209	$3,033
Less: dividends attributable to participating securities	(1)	(2)	(4)	(5)
Less: Cimarex redeemable preferred stock dividends	—	—	—	(1)
Net income available to common stockholders	$322	$1,194	$1,205	$3,027

Shares (Denominator)
Weighted average shares - Basic	753	792	757	801
Dilution effect of stock awards at end of period	5	5	5	4
Weighted average shares - Diluted	758	797	762	805

Earnings per share
Basic	$0.43	$1.51	$1.59	$3.78
Diluted	$0.42	$1.50	$1.58	$3.77
The following is a calculation of weighted-average shares excluded from diluted EPS due to anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	1	1	1
12. Restructuring Costs
Restructuring costs are primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Cimarex Energy Co. that closed on October 1, 2021. The following table summarizes the Company’s restructuring liabilities:

	Nine Months Ended September 30,
(In millions)	2023	2022
Balance at beginning of period	$77	$43
Additions related to merger integration and transition costs	10	44
Payments of merger-related restructuring costs	(28)	(13)
Balance at end of period	$59	$74

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	September 30, 2023	December 31, 2022
Accounts receivable, net
Trade accounts	$594	$1,067
Joint interest accounts	134	108
Other accounts	1	48
	729	1,223
Allowance for credit losses	(2)	(2)
	$727	$1,221
Other assets
Deferred compensation plan	$32	$43
Debt issuance costs	8	3
Operating lease right-of-use assets	358	382
Other accounts	62	36
	$460	$464
Accounts payable
Trade accounts	$68	$27
Royalty and other owners	266	438
Accrued transportation	55	85
Accrued capital costs	175	148
Taxes other than income	7	73
Accrued lease operating costs	38	32
Other accounts	34	41
	$643	$844
Accrued liabilities
Employee benefits	$53	$74
Taxes other than income	55	62
Restructuring liability	40	39
Operating lease liabilities	115	114
Financing lease liabilities	6	6
Other accounts	47	33
	$316	$328
Other liabilities
Deferred compensation plan	$32	$55
Postretirement benefits	15	17
Operating lease liabilities	260	287
Financing lease liabilities	7	11
Restructuring liability	19	38
Other accounts	103	92
	$436	$500

14. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Interest Expense
Interest expense	$20	$29	$61	90
Debt premium amortization	(4)	(11)	(15)	(32)
Debt financing costs	1	1	3	3
Other	—	1	1	2
	$17	$20	$50	$63

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” “our,” “we” and “us”) for the three and nine month periods ended September 30, 2023 and 2022 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Form 10-K”).
OVERVIEW
Financial and Operating Overview
Financial and operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflect the following:
•Equivalent production increased 6.1 MMBoe from 173.2 MMBoe, or 634.4 MBoepd, in 2022 to 179.3 MMBoe, or 656.9 MBoepd in 2023. The increase was driven by our Marcellus Shale and Permian Basin operations.
•Natural gas production increased 11.0 Bcf from 768.5 Bcf, or 2,815 Mmcf per day, in 2022 to 779.5 Bcf, or 2,855 Mmcf per day, in 2023. The increase was driven by our Marcellus Shale and Permian Basin operations.
•Oil production increased 1.9 MMBbl from 23.6 MMBbl, or 86.4 MBblpd, in 2022 to 25.5 MMBbl, or 93.3 MBblpd, in 2023. The increase was primarily driven by our Permian Basin operations.
•NGL volumes increased 2.4 MMBbl from 21.5 MMBbl, or 78.8 MBblpd, in 2022 to 23.9 MMBbl, or 87.7 MBblpd, in 2023. The increase was driven by our Permian Basin operations.
•Average realized natural gas price was $2.53 per Mcf, $2.44 lower than the $4.97 per Mcf realized in the corresponding period of the prior year.
•Average realized oil price was $75.64 per Bbl, $9.67 lower than the $85.31 per Bbl realized in the corresponding period of the prior year.
•Average realized NGL price was $19.90 per Bbl, $16.54 lower than the $36.44 per Bbl realized in the corresponding period of the prior year.
•Total capital expenditures for drilling, completion and other fixed assets were $1.6 billion compared to $1.2 billion in the corresponding period of the prior year. The increase was driven by higher planned completion activity levels across our operations and higher costs.
•Drilled 198 gross wells (132.8 net) with a success rate of 100 percent compared to 206 gross wells (133.8 net) with a success rate of 100 percent for the corresponding period of the prior year.
•Turned in line 197 gross wells (133.0 net) in 2023 compared to 177 gross wells (102.7 net) in the corresponding period of 2022.
•Average rig count during the first nine months of 2023 was approximately 6.3, 2.8 and 1.3 rigs in the Permian Basin, Marcellus Shale and Anadarko Basin, respectively, compared to an average rig count of approximately 6.2, 2.9 and 1.1 rigs in the Permian Basin, Marcellus Shale and Anadarko Basin, respectively, during the corresponding period of 2022.
•Increased our quarterly base dividend from $0.15 per share for regular quarterly dividends in 2022 to $0.20 per share as part of our returns-focused strategy.
•Implemented our new $2.0 billion share repurchase program and repurchased 15 million shares for $388 million during the nine months ended September 30, 2023. Under our previous share repurchase program, we repurchased 28 million shares for $740 million during the nine months ended September 30, 2022.
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
While oil and natural gas prices have strengthened overall since the reduction of pandemic-related restrictions and increased OPEC+ cooperation, prices have generally continued to trend down through 2023 compared to 2022, with natural gas prices improving in the third quarter of 2023 in part as a result of increased demand to replace lower generation supply from wind energy in certain markets and oil prices moderately improving in the third quarter of 2023 in part due to the extension of Saudi Arabian and OPEC+ oil supply reductions and Russian oil supply restrictions and sanctions through the remainder of 2023. Improving oil futures prices in 2023 in part reflect continued market expectations of limited U.S. supply growth from publicly traded companies as a result of capital investment discipline and a focus on delivering free cash flow returns to stockholders, while natural gas futures prices have declined in 2023 as a result of increased natural gas storage surplus, among other factors.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may continue to increase further. While oil and natural gas prices have fallen since their peak in 2022 and we expect commodity price volatility to continue throughout the remainder of 2023, further geopolitical disruptions in 2023, including conflicts in the Middle East and actions of OPEC+, may cause such prices to rapidly rise once again. Although we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs increase significantly from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
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
Inflation
Certain of our capital expenditures and other expenses are affected by general inflation which rose throughout 2022. We have continued to see inflation decline and costs stabilize entering late 2023; however, costs for the full-year 2023 still are expected to exceed 2022 costs. We expect to begin to see deflation bring cost decreases during 2024.
Recent U.S. Tax Legislation
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law pursuant to the budget reconciliation process. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022, on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1 billion over a three-year testing period. The IRA also introduced an excise tax of one percent on the fair market value of certain public company stock repurchases made after December 31, 2022. Based on the current CAMT guidance available, we will be an “applicable corporation” beginning in 2023, but are not currently expecting to owe any additional tax under the CAMT for 2023.
Outlook
Our 2023 full year capital program is expected to be approximately $2.0 billion to $2.2 billion. We expect to fund these capital expenditures with our operating cash flow. We expect to turn-in-line 157 to 177 total net wells in 2023 across our three operating regions. Approximately 48 percent of our drilling and completion capital is expected to be invested in the Permian Basin, 43 percent in the Marcellus Shale and the remaining balance in the Anadarko Basin.
In 2022, we drilled 285 gross wells (174.6 net) and turned in line 251 gross wells (148.1 net). For the nine months ended September 30, 2023, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 132.8 net wells and turned in line 133.0 net wells. Our capital program for the remainder of 2023 will focus on execution of our 2023 plan. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the oil and natural gas price environment and may adjust our capital expenditures accordingly.

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
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand. However, from time-to-time, our investments may be funded by bank borrowings (including draws on our revolving credit agreement), sales of non-strategic assets, and private or public financing based on our monitoring of capital markets and our balance sheet. Our debt is currently rated as investment grade by the three leading rating agencies, and there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our debt rating fall below a certain level. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, current commodity prices, our liquidity position, our asset quality and reserve mix, debt levels, cost structure and growth plans. Credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. A change in our debt rating could impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets in the future and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit agreement. We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement, we have the ability to finance our spending plans over the next 12 months and, based on current expectations, for the longer term.
We plan to continue our practice of entering into hedging agreements to reduce the impact of commodity price volatility on our cash flow from operations.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At September 30, 2023 and December 31, 2022, we had a working capital surplus of $73 million and $1.0 billion, respectively. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements over the next 12 months.
As of September 30, 2023, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $1.5 billion, and we had unrestricted cash on hand of $847 million.
Our revolving credit agreement includes a covenant limiting our borrowing capacity based on our leverage ratio. At September 30, 2023, we were in compliance with all financial and other covenants applicable to our revolving credit facility and senior notes. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements, “Debt and Credit Agreements,” for further details regarding our revolving credit agreement.

Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows provided by operating activities	$2,898	$3,972
Cash flows used in investing activities	(1,589)	(1,183)
Cash flows used in financing activities	(1,136)	(3,047)
Net increase (decrease) in cash, cash equivalents and restricted cash	$173	$(258)

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
Net cash provided by operating activities for the nine months ended September 30, 2023 decreased by $1.1 billion compared to the same period in 2022. This decrease was primarily due to the decrease in natural gas, oil and NGL revenue resulting primarily from lower commodity prices. This decrease was partially offset by lower operating expenses, higher cash received on derivative settlements and a larger contribution from changes in working capital.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $406 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to $424 million of higher capital expenditures due to our increased capital budget for 2023. This increase was partially offset by higher proceeds from the sale of assets of $18 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Financing Activities. Cash flows used in financing activities decreased by $1.9 billion for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to lower dividend payments of $720 million, lower common stock repurchases of $355 million and lower debt repayments of $830 million. The decrease in dividend payments was a result of a decrease in our base-plus-variable dividend rate from $1.81 per common share for the nine months ended September 30, 2022 to $0.97 per common share for the nine months ended September 30, 2023, and a decrease in outstanding shares of common stock due to our share repurchase programs during the last quarter of 2022 and the first nine months of 2023.
Capitalization
Information about our capitalization is as follows:

(In millions)	September 30, 2023	December 31, 2022
Debt (1)	$2,167	$2,181
Stockholders’ equity	12,789	12,659
Total capitalization	$14,956	$14,840
Debt to total capitalization	14%	15%
Cash and cash equivalents	$847	$673
________________________________________________________
(1) Includes $575 million of current portion of long-term debt at September 30, 2023 that matures in September 2024. There were no borrowings outstanding under our revolving credit agreement as of September 30, 2023 and December 31, 2022.
Share repurchases. In February 2023, our Board of Directors approved a new share repurchase program which authorizes the purchase of up to $2.0 billion of our common stock in the open market or in negotiated transactions.
During the nine months ended September 30, 2023 and 2022, we repurchased 15 million shares of our common stock for $388 million under our new share repurchase program and 28 million shares of our common stock for $740 million under our previous share repurchase program, respectively.
Dividends. In February 2023, our Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share.

The following table summarizes our dividends on our common stock for each of the first three quarters in 2023 and 2022.

	Rate Per Share			Total Dividends (In millions)
	Fixed	Variable	Total
2023
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	$153
Third quarter	0.20	—	0.20	$153
	$0.60	$0.37	$0.97	$744
2022
First quarter	$0.15	$0.41	$0.56	$455
Second quarter	0.15	0.45	0.60	$484
Third quarter	0.15	0.50	0.65	$519
	$0.45	$1.36	$1.81	$1,458
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures with cash flow provided by operating activities, and, if required, cash on hand and borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In millions)	2023	2022
Capital expenditures:
Drilling and facilities	$1,537	$1,164
Pipeline and gathering	84	41
Other	26	43
Capital expenditures for drilling, completion and other fixed asset additions	1,647	1,248
Capital expenditures for leasehold and property acquisitions	8	6
Exploration expenditures(1)	14	23
	$1,669	$1,277
________________________________________________________
(1)There were no exploratory dry hole costs for the nine months ended September 30, 2023 and 2022.
For the nine months ended September 30, 2023, our capital program was focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 132.8 net wells and turned in line 133.0 net wells. We continue to expect that our full-year 2023 capital program will be approximately $2.0 billion to $2.2 billion. Refer to “Outlook” above for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.
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
RESULTS OF OPERATIONS
Third Quarters of 2023 and 2022 Compared
Operating Revenues

	Three Months Ended September 30,		Variance
(In millions)	2023	2022	Amount	Percent
Operating Revenues
Natural gas	$481	$1,644	$(1,163)	(71)%
Oil	684	755	(71)	(9)%
NGL	170	259	(89)	(34)%
Gain (loss) on derivative instruments	3	(156)	159	102%
Other	18	18	—	—%
	$1,356	$2,520	$(1,164)	(46)%
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
Natural Gas Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (Bcf)	267.1	258.2	8.9	3%	$58
Price variance ($/Mcf)	$1.80	$6.37	$(4.57)	(72)%	(1,221)
					$(1,163)
Natural gas revenues decreased $1.2 billion primarily due to significantly lower natural gas prices, partially offset by higher production. The increase in production was related to higher production in the Marcellus Shale and Permian Basin, partially offset by lower production in the Anadarko Basin.
Oil Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	8.5	8.1	0.4	5%	$37
Price variance ($/Bbl)	$80.80	$93.35	$(12.55)	(13)%	(108)
					$(71)
Oil revenues decreased $71 million due to lower oil prices, partially offset by higher production. The increase in production was primarily related to higher production in the Permian Basin.

NGL Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	8.7	7.9	0.8	10%	$26
Price variance ($/Bbl)	$19.52	$32.78	$(13.26)	(40)%	(115)
					$(89)
NGL revenues decreased $89 million primarily due to significantly lower NGL prices, partially offset by higher volumes in the Permian Basin.
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

	Three Months Ended September 30,
(In millions)	2023	2022
Cash received (paid) on settlement of derivative instruments
Gas contracts	$55	$(202)
Oil contracts	—	(57)
Non-cash gain (loss) on derivative instruments
Gas contracts	(40)	2
Oil contracts	(12)	101
	$3	$(156)
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with the volume and commodity mix, some are a function of the number of wells we own and operate, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our costs for services, labor and supplies have remained high due to on-going demand for those items, and to a lesser extent rising inflation and supply chain disruptions, all of which have affected the cost of our operations throughout 2022. During 2023, these costs have continued to stabilize.
The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows.

	Three Months Ended September 30,		Variance		Per BOE
(In millions, except per BOE)	2023	2022	Amount	Percent	2023	2022
Operating Expenses
Direct operations	$137	$118	$19	16%	$2.22	$1.99
Transportation, processing and gathering	235	255	(20)	(8)%	3.81	4.33
Taxes other than income	62	102	(40)	(39)%	1.00	1.72
Exploration	5	10	(5)	(50)%	0.08	0.17
Depreciation, depletion and amortization	421	422	(1)	—%	6.82	7.16
General and administrative	79	107	(28)	(26)%	1.29	1.80
	$939	$1,014	$(75)	(7)%

Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include well workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended September 30,			Per BOE
(In millions, except per BOE)	2023	2022	Variance	2023	2022
Direct Operations Expense
Lease operating expense	$115	$93	$22	$1.86	$1.57
Workover expense	22	25	(3)	0.36	0.42
	$137	$118	$19	$2.22	$1.99
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
Transportation, processing and gathering costs decreased $20 million primarily due to lower transportation rates which were driven by lower commodity prices during the third quarter compared to the same period in 2022, partially offset by higher production.
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
The following table presents taxes other than income for the periods indicated:

	Three Months Ended September 30,
(In millions)	2023	2022	Variance
Taxes Other than Income
Production	$45	$78	$(33)
Drilling impact fees	5	8	(3)
Ad valorem	11	15	(4)
Other	1	1	—
	$62	$102	$(40)
Production taxes as percentage of revenue from Permian and Anadarko Basins	4.7%	5.6%
Taxes other than income decreased $40 million. Production taxes represented the majority of our taxes other than income, which decreased primarily due to lower oil, natural gas and NGL revenues. Drilling impact fees decreased primarily due to the timing of wells drilled in the Marcellus Shale and lower natural gas prices, which drive the fees assessed on our drilling activities.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization (“DD&A”) expense consisted of the following for the periods indicated:

	Three Months Ended September 30,			Per BOE
(In millions, except per BOE)	2023	2022	Variance	2023	2022
DD&A Expense
Depletion	$387	$391	$(4)	$6.27	$6.63
Depreciation	19	18	1	0.31	0.31
Amortization of unproved properties	12	11	1	0.19	0.19
Accretion of ARO	3	2	1	0.05	0.03
	$421	$422	$(1)	$6.82	$7.16
Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense decreased $4 million due to a lower depletion rate, partially offset by an increase in equivalent production. The lower depletion rate was due to a lower depletion rate in the Permian Basin due to an increase in oil and gas reserves at December 31, 2022 due to favorable price revisions, partially offset by an increase in the depletion rate in the Marcellus Shale due to downward gas reserve performance revisions.
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
The table below reflects our G&A expense for the periods indicated:

	Three Months Ended September 30,
(In millions)	2023	2022	Variance
G&A Expense
General and administrative expense	$59	$68	$(9)
Stock-based compensation expense	21	26	(5)
Merger-related expense	(1)	13	(14)
	$79	$107	$(28)
G&A expense, excluding stock-based compensation and merger related expenses, decreased $9 million primarily due to lower legal and professional expenses during the third quarter of 2023.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense decreased $5 million primarily due to higher stock-based compensation costs in 2022 related to the accelerated vesting of employee performance shares and vesting of certain other awards. These decreases were partially offset by stock-based compensation related to new shares granted during 2023.
Merger-related expenses decreased $14 million primarily due to lower employee-related severance and termination benefits associated with the expected termination of certain employees and lower legal fees. We accrued for these severance costs over the transition period during 2022 and early 2023, with substantially all of our expected severance costs being fully accrued over that time period. Additional merger-related costs are not expected to be material for the remainder of 2023.
Gain on Debt Extinguishment
During the third quarter of 2022, we paid down $830 million of our debt for $836 million and recognized a net gain on debt extinguishment of $26 million primarily due to the write off of related debt premiums and debt issuance costs.

Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended September 30,
(In millions)	2023	2022	Variance
Interest Expense
Interest expense	$20	$29	$(9)
Debt premium amortization	(4)	(11)	7
Debt financing costs	1	1	—
Other	—	1	(1)
	$17	$20	$(3)
Interest expense decreased $9 million, primarily due to the repayment of our 6.51% and 5.58% weighted-average private placement senior notes in August 2022 and the redemption of $750 million of the 4.375% senior notes in September and October 2022.
Debt premium amortization decreased $7 million primarily due to the redemption of $750 million of our 4.375% senior notes in September and October 2022.
Interest Income
Interest income increased $7 million due to higher interest rates received on higher cash balances.
Income Tax Expense

	Three Months Ended September 30,
(In millions)	2023	2022	Variance
Income Tax Expense
Current tax expense	$102	$292	$(190)
Deferred tax expense	(8)	27	(35)
	$94	$319	$(225)
Combined federal and state effective income tax rate	22%	21%
Income tax expense decreased $225 million primarily due to lower pre-tax income.

First Nine Months of 2023 and 2022 Compared
Operating Revenues

	Nine Months Ended September 30,		Variance
(In millions)	2023	2022	Amount	Percent
Operating Revenues
Natural gas	$1,739	$4,223	$(2,484)	(59)%
Oil	1,925	2,330	(405)	(17)%
NGL	476	784	(308)	(39)%
Gain (loss) on derivative instruments	129	(613)	742	121%
Other	49	47	2	4%
	$4,318	$6,771	$(2,453)	(36)%
Production Revenues
Natural Gas Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (Bcf)	779.5	768.5	11.0	1%	$59
Price variance ($/Mcf)	$2.23	$5.49	$(3.26)	(59)%	(2,543)
					$(2,484)
Natural gas revenues decreased $2.5 billion primarily due to significantly lower natural gas prices, partially offset by slightly higher production. The slightly higher production is primarily due to increased production in the Anadarko Basin, partially offset by marginal decreases in the Permian Basin and Marcellus Shale production, primarily due to the timing of our drilling and completion activities.
Oil Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	25.5	23.6	1.9	8%	$188
Price variance ($/Bbl)	$75.54	$98.78	$(23.24)	(24)%	(593)
					$(405)
Oil revenues decreased $405 million primarily due to lower oil prices, partially offset by higher production. The higher production was driven by higher Permian Basin production.
NGL Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	23.9	21.5	2.4	11%	$87
Price variance ($/Bbl)	$19.90	$36.44	$(16.54)	(45)%	(395)
					$(308)
NGL revenues decreased $308 million primarily due to significantly lower NGL prices, partially offset by higher NGL volumes. The higher volume was driven by higher volumes in the Permian and Anadarko Basins due to the timing of our 2023 drilling and completion program.

Gain (Loss) on Derivative Instruments
The following table presents the components of “Gain (loss) on derivative instruments” for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash received (paid) on settlement of derivative instruments
Gas contracts	$235	$(405)
Oil contracts	3	(318)
Non-cash gain (loss) on derivative instruments
Gas contracts	(93)	(47)
Oil contracts	(16)	157
	$129	$(613)
Operating Costs and Expenses
The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows.

	Nine Months Ended September 30,		Variance		Per BOE
(In millions, except per BOE)	2023	2022	Amount	Percent	2023	2022
Operating Expenses
Direct operations	$401	$334	$67	20%	$2.24	$1.93
Transportation, processing and gathering	729	726	3	—%	4.07	4.19
Taxes other than income	211	276	(65)	(24)%	1.18	1.59
Exploration	14	23	(9)	(39)%	0.08	0.13
Depreciation, depletion and amortization	1,185	1,196	(11)	(1)%	6.61	6.91
General and administrative	213	301	(88)	(29)%	1.19	1.73
	$2,753	$2,856	$(103)	(4)%
Direct Operations
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Nine Months Ended September 30,			Per BOE
(In millions, except per BOE)	2023	2022	Variance	2023	2022
Direct Operations
Lease operating expense	$323	$269	$54	$1.80	$1.58
Workover expense	78	65	13	0.44	0.35
	$401	$334	$67	$2.24	$1.93
Lease operating expense increased on an absolute basis as a result of the increase in production levels. Additionally, lease operating expense on a per BOE basis increased due to generally higher costs of equipment and field services and increased labor costs.
Workover expense increased $13 million primarily due to an increase in workover activities related to maintenance project activities in the Permian Basin, Marcellus Shale and Anadarko Basin resulting in an increase of $8 million, $4 million and $1 million, respectively, compared to 2022 activities.
Transportation, Processing and Gathering
Transportation, processing and gathering costs increased $3 million primarily due to increased production.

Taxes Other Than Income
The following table presents taxes other than income for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2023	2022	Variance
Taxes Other than Income
Production	$148	$223	$(75)
Drilling impact fees	18	23	(5)
Ad valorem	43	29	14
Other	2	1	1
	$211	$276	$(65)
Production taxes as percentage of revenue from Permian and Anadarko Basins	5.5%	5.5%
Taxes other than income decreased $65 million. Production taxes represented the majority of our taxes other than income, which decreased primarily due to lower oil, natural gas and NGL revenues. Drilling impact fees decreased primarily due to the timing of wells drilled in the Marcellus Shale and lower natural gas prices, which drive the fees assessed on our drilling activities. Ad valorem taxes increased primarily due to higher anticipated appraisal values on our Texas-based properties based on 2022 results of operations in the Permian Basin, which is expected to result in higher 2023 property assessments.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Nine Months Ended September 30,			Per BOE
(In millions, except per BOE)	2023	2022	Variance	2023	2022
DD&A Expense
Depletion	$1,086	$1,086	$—	$6.06	$6.27
Depreciation	55	53	2	0.31	0.31
Amortization of unproved properties	36	50	(14)	0.20	0.29
Accretion of ARO	8	7	1	0.04	0.04
	$1,185	$1,196	$(11)	$6.61	$6.91
Depletion expense was unchanged due to higher production that was offset by a three percent decrease in the depletion rate. The lower depletion rate was due to a lower depletion rate in the Permian Basin due to an increase in oil and gas reserves at December 31, 2022 due to favorable price revisions, partially offset by an increase in the depletion rate in the Marcellus Shale due to downward gas reserve performance revisions.
Amortization of unproved properties decreased $14 million primarily due to a non-recurring charge related to the release of certain leaseholds that occurred during the second quarter of 2022.

General and Administrative (“G&A”)
The table below reflects our G&A expense for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2023	2022	Variance
G&A Expense
General and administrative expense	$159	$173	$(14)
Stock-based compensation expense	44	70	(26)
Merger-related expense	10	58	(48)
	$213	$301	$(88)
G&A expense, excluding stock-based compensation and merger-related expenses, decreased $14 million primarily due to lower compensation and benefits due to the ongoing reduction in transition personnel during 2023.
Stock-based compensation expense decreased $26 million primarily due to higher stock-based compensation costs during 2022 related to the accelerated vesting of employee performance shares and vesting of certain other awards and a gain related to our deferred compensation plan associated with the liquidation of Coterra stock in the plan. These decreases were partially offset by higher stock-based compensation costs related to new shares granted during 2023.
Merger-related expenses decreased $48 million primarily due to lower employee-related severance and termination benefits associated with the expected termination of certain employees. We accrued for these costs over the transition period during 2022 and early 2023, with substantially all of our expected severance costs being fully accrued over that time period. Merger-related expenses also decreased due to $6 million of transaction-related costs associated with the merger that were incurred in 2022. Additional merger-related costs are not expected to be material for the remainder of 2023.
Gain on Debt Extinguishment
During the third quarter of 2022, we paid down $830 million of our debt for $836 million and recognized a net gain on debt extinguishment of $26 million primarily due to the write off of related debt premiums and debt issuance costs.

Interest Expense
The table below reflects our interest expense for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2023	2022	Variance
Interest Expense
Interest expense	$61	$90	$(29)
Debt premium amortization	(15)	(32)	17
Debt financing costs	3	3	—
Other	1	2	(1)
	$50	$63	$(13)
Interest expense decreased $29 million primarily due to the repayment of our 6.51% and 5.58% weighted-average private placement senior notes in August 2022 and the redemption of $750 million of the 4.375% senior notes in September and October 2022.
Debt premium amortization decreased $17 million primarily due to the redemption of $750 million of the 4.375% senior notes in September and October 2022.
Interest Income
Interest income increased $28 million due to higher interest rates received on higher cash balances during 2023.

Income Tax Expense

	Nine Months Ended September 30,
(In millions)	2023	2022	Variance
Income Tax Expense
Current tax expense	$331	$720	$(389)
Deferred tax expense	19	128	(109)
	$350	$848	$(498)
Combined federal and state effective income tax rate	22%	22%
Income tax expense decreased $498 million primarily due to lower pre-tax income.
Forward-Looking Information
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited, statements regarding future financial and operating performance and results, the anticipated effects of, and certain other matters related to, the merger involving Cimarex Energy Co. (“Cimarex”), strategic pursuits and goals, market prices, future hedging and risk management activities, timing and amount of capital expenditures and other statements that are not historical facts contained in or incorporated by reference into this report, are forward-looking statements. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the impact of public health crises, including pandemics (such as the coronavirus pandemic) and epidemics and any related company or governmental policies or actions, the risk that our and Cimarex’s businesses will not be integrated successfully, the risk that the cost savings and any other synergies from the merger involving Cimarex may not be fully realized or may take longer to realize than expected, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, including as a result of instability in the banking sector, pandemics and geopolitical disruptions such as the war in Ukraine or the conflict between Israel and Hamas, results of future drilling and marketing activities, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission (“SEC”) filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. The following quantitative and qualitative information is provided about financial instruments to which we were party to as of September 30, 2023 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of commodity price volatility for our production in the oil and natural gas markets through the use of financial commodity derivatives. A committee that consists of members of senior management oversees our risk management activities relating to commodity price volatility. Our financial commodity derivatives help protect us in the event of commodity price declines and, conversely, limit the benefit to us in the event of commodity price increases. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our financial commodity derivatives. Please read the discussion below as well as Note 5 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivatives.
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
As of September 30, 2023, we had the following outstanding financial commodity derivatives:

	2023	2024				Estimated Value at September 30, 2023 (in millions)
Natural Gas	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars						$38
Volume (MMBtu)	29,150,000	18,200,000	20,020,000	20,240,000	6,820,000
Weighted average floor ($/MMBtu)	$4.03	$3.00	$2.75	$2.75	$2.75
Weighted average ceiling ($/MMBtu)	$6.61	$5.56	$4.09	$4.09	$4.09

Waha gas collars						9
Volume (MMBtu)	8,280,000	—	—	—	—
Weighted average floor ($/MMBtu)	$3.03	$—	$—	$—	$—
Weighted average ceiling ($/MMBtu)	$5.39	$—	$—	$—	$—
						$47

	2023	2024				Estimated Value at September 30, 2023 (in millions)
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars						$(10)
Volume (MBbl)	2,760	1,820	1,820	920	920
Weighted average floor ($/Bbl)	$70.00	$67.50	$67.50	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$91.09	$91.02	$91.02	$89.93	$89.93

WTI Midland oil basis swaps						—
Volume (MBbl)	2,760	1,820	1,820	920	920
Weighted average differential ($/Bbl)	$1.11	$1.16	$1.16	$1.16	$1.16
						$(10)
The amounts set forth in the tables above represent our total unrealized derivative position at September 30, 2023 and exclude the impact of non-performance risk. Non-performance risk is considered in the fair value of our derivative instruments that are recorded in our Condensed Consolidated Financial Statements and is primarily evaluated by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated using a market credit spread provided by several of our banks.

In October 2023, the Company entered into the following financial commodity derivatives:

	2024
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars
Volume (MMBtu)	17,290,000	15,470,000	15,640,000	5,270,000
Weighted average floor ($/MMBtu)	$3.00	$2.75	$2.75	$2.75
Weighted average ceiling ($/MMBtu)	$5.19	$4.17	$4.17	$4.17

	2024
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	910	910	920	920
Weighted average floor ($/Bbl)	$69.00	69.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$92.09	92.09	$90.09	$90.09

WTI Midland oil basis swaps
Volume (MBbl)	910	910	920	920
Weighted average differential ($/Bbl)	$1.17	$1.17	$1.17	$1.17

A significant portion of our expected oil and natural gas production for the remainder of 2023 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the nine months ended September 30, 2023, natural gas collars with floor prices ranging from $3.00 to $7.50 per MMBtu and ceiling prices ranging from $4.55 to $13.08 per MMBtu covered 138.5 Bcf, or 18 percent of natural gas production at a weighted-average price of $4.34 per MMBtu.
During the nine months ended September 30, 2023, oil collars with floor prices ranging from $65.00 to $80.00 per Bbl and ceiling prices ranging from $89.00 to $118.30 per Bbl covered 4.5 MMBbls, or 18 percent, of oil production at a weighted-average price of $68.32 per Bbl. Oil basis swaps covered 4.8 MMBbls, or 19 percent, of oil production at a weighted-average price of $0.80 per Bbl.
We are exposed to market risk on financial commodity derivative instruments to the extent of changes in market prices of oil and natural gas. Although notional contract amounts are used to express the volume of oil and natural gas agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. Our counterparties are primarily commercial banks and financial service institutions that our management believes present minimal credit risk and our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. We have not incurred any losses related to non-performance risk of our counterparties, and we do not anticipate any material impact on our financial results due to non-performance by third parties. However, we cannot be certain that we will not experience such losses in the future.
Interest Rate Risk
At September 30, 2023, we had total debt of $2.2 billion (with a principal amount of $2.1 billion). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit agreement provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of September 30, 2023 and, therefore, we have no related exposure to interest rate risk.
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments.
The fair value of our senior notes is based on quoted market prices. The fair value of our private placement senior notes is based on third-party quotes which are derived from credit spreads for the difference between the issue rate and the period end market rate and other unobservable inputs.

The carrying amount and fair value of debt is as follow:

	September 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$2,167	$1,957	$2,181	$1,955
Current maturities	(575)	(559)	—	—
Long-term debt, excluding current maturities	$1,592	$1,398	$2,181	$1,955

ITEM 4. Controls and Procedures
As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference in response to this item.
Environmental Matters
From time-to-time, we receive notices of violation from governmental and regulatory authorities in areas in which we operate relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. Although we cannot predict with certainty whether these notices of violation will result in fines, penalties or both, if fines or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of $300,000.
In June 2023, we received a Notice of Violation and Opportunity to Confer (“NOVOC”) from the U.S. Environmental Protection Agency (“EPA”) alleging violations of the Clean Air Act, the Texas State Implementation Plan, the New Mexico State Implementation Plan (“NMSIP”) and certain other state and federal regulations pertaining to facilities in Texas and New Mexico. Separately, in July 2023, we received a letter from the U.S. Department of Justice that the EPA has referred this NOVOC for civil enforcement proceedings. In August 2023, we received a second NOVOC from the EPA alleging violations of the Clean Air Act, the NMSIP, and certain other state and federal regulations pertaining to facilities in New Mexico. We have exchanged information with the EPA and are engaged in discussions aimed at resolving the allegations. At this time we are unable to predict with certainty the financial impact of these NOVOCs or the timing of any resolution. However, any enforcement action related to these NOVOCs will likely result in fines or penalties, or both, and corrective actions, which may increase our development costs or operating costs. We believe that any fines, penalties, or corrective actions that may result from this matter will not have a material effect on our financial position, results of operations, or cash flows.
ITEM 1A. Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the quarter ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions)
July 2023	—	$—	—	$1,675
August 2023	—	$—	—	$1,675
September 2023	2,218	$27.05	2,218	$1,615
Total	2,218		2,218
________________________________________________________
(1)In February 2023, our Board of Directors approved a new share repurchase program which authorizes us to purchase up to $2.0 billion of our common stock.

ITEM 5. Other Information
Trading Plan Arrangements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits
Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.3 of Coterra's Current Report on Form 8-K filed with the SEC on October 1, 2021).

3.2	Amended and Restated Bylaws of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.2 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023).

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

10.4*	Letter Agreement with Stephen P. Bell (incorporated herein by reference to Exhibit 10.4 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023).

10.5*
Amended and Restate Employment Letter Agreement dated as of September 19, 2023 between Coterra Energy Inc. and Thomas E. Jorden (incorporated herein be reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on September 19, 2023).

31.1	302 Certification — Chairman, President and Chief Executive Officer.

Exhibit Number	Description
31.2	302 Certification — Executive Vice President and Chief Financial Officer.

32.1	906 Certification.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________.
*Compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTERRA ENERGY INC.
(Registrant)

November 7, 2023	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

November 7, 2023	By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2023	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)