Form 10-K
period 2023-12-31
Coterra Energy Inc.
filed 2024-02-23
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Common Stock, par value $0.10 per share (“Common Stock”), held by non-affiliates as of the last business day of registrant’s most recently completed second fiscal quarter (based upon the closing sales price on the New York Stock Exchange on June 30, 2023) was approximately $18.8 billion.
As of February 21, 2024, there were 751,847,432 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2024 are incorporated by reference into Part III of this report.

FORWARD-LOOKING INFORMATION
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, timing and amount of capital expenditures and other statements that are not historical facts contained in this report. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the impact of public health crises, including pandemics (such as the coronavirus (“COVID-19”) pandemic) and epidemics and any related company or governmental policies or actions, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, including as a result of instability in the banking sector, geopolitical disruptions such as the war in Ukraine or the conflict in the Middle East, results of future drilling and marketing activities, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other Securities and Exchange Commission (“SEC”) filings. Additional important risks, uncertainties and other factors are described in “Risk Factors” in Part I. Item 1A of this report. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
G&A. General and administrative.
GAAP. Accounting principles generally accepted in the U.S.
GHG. Greenhouse gas.
Hydraulic fracturing. A technology involving the injection of fluids, which typically include small amounts of several chemical additives and sand, into a wellbore under high pressure in order to create fractures in the formation that allow oil or natural gas to flow more freely to the wellbore.
MBbl.    One thousand barrels of oil or other liquid hydrocarbons.
MBoe.   One thousand barrels of oil equivalent.

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
Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
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

PART I
ITEMS 1 and 2. BUSINESS AND PROPERTIES
Coterra Energy Inc. (“Coterra,” the “Company,” “our,” “we” and “us”) is an independent oil and gas company engaged in the development, exploration and production of oil, natural gas and NGLs. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable development programs. We operate in one segment, oil and natural gas development, exploration and production, in the continental U.S.
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
Generate Sustainable Returns. Our premier assets across multiple basins provide commodity diversification and strong cash flow generation through the commodity price cycles that, combined with our disciplined capital investment, give us confidence in our ability to provide returns to our stockholders that we believe to be sustainable. Demonstrating our continued confidence in our business model, since the consummation of the merger with Cimarex Energy Co. (“Cimarex”) through December 31, 2023, we have increased our annual base dividend $0.36 per share, or 82 percent, on our common stock to $0.80 per share and have returned over $3.5 billion to stockholders through dividends. In February 2024, our Board of Directors increased our annual base dividend to $0.84 per share. Since our initial share repurchase program, which began in early 2022, we have repurchased 65 million shares for $1.7 billion, at a weighted average share price of $25.75 per share. As of December 31, 2023, we had $1.6 billion remaining on our current $2.0 billion share repurchase program. In total, since the consummation of the merger with Cimarex, we have returned $5.2 billion to stockholders through dividends and share repurchases and have retired $874 million of debt. We remain committed to returning 50 percent or more of our annual free cash flow to our stockholders through dividends and our share repurchase program, while maintaining our industry-leading balance sheet.
Disciplined Capital Allocation Across Top-Tier Position. Our asset portfolio offers scale, capital optionality and low break-even investment options. We anticipate our drilling inventory will be developed over the next 15 to 20 years. We are committed to maintaining a disciplined capital investment strategy and using technology and innovation to maximize capital efficiency and create value for stockholders. With operations in the Permian Basin, Marcellus Shale, and Anadarko Basin, our asset portfolio is both commodity and geographically diversified, allowing for capital allocation flexibility that may prove opportunistic in navigating commodity price cycles. During 2023 and 2022, we invested 57 percent and 31 percent, respectively, of our cash flow from operations in our drilling program, and in 2024 we expect to invest approximately 50 percent of our estimated cash flow from operations, based on recent strip prices.
Maintain Financial Strength. Maintaining an industry-leading balance sheet with significant financial flexibility is imperative in a cyclical industry exposed to commodity price volatility. Our asset base, revenue diversity, low-cost structure and strong balance sheet provide us with the flexibility to thrive across various commodity price environments. With a year-end 2023 cash balance of $956 million and $1.5 billion of unused commitments under our revolving credit agreement, we believe we are well positioned to maintain our balance sheet strength.
Focus on Safe, Responsible and Sustainable Operations. Responsible development of oil and natural gas resources provides opportunity for a bright future, one built through technology and innovation that offers prosperity for communities around the world. Our focus on operational excellence is based on making our operations more environmentally and socially sustainable. We actively implement technology across our operations from the design phase to equipment improvements to limit our methane emissions and flaring activity. Safety of our employees and contractors is paramount. We empower all employees and contractors to utilize our Stop Work Authority program, which allows them to stop any work at any time if they are uncomfortable, discover a dangerous condition, or suspect any other EHS hazard. We also focus on practical and sustainable environmental initiatives that promote efficient use of fresh and produced water, eliminate or mitigate releases, and minimize land surface impact. We are committed to being responsible stewards of our resources and implementing sustainable practices. We have published our 2023 Sustainability Report, which includes more information related to our sustainability practices, on our website at www.coterra.com. The information on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we may file with or furnish to the SEC (and is not deemed filed herewith), whether before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language therein.

2024 OUTLOOK
Our 2024 capital program is expected to be approximately $1.75 billion to $1.95 billion, a decrease of 12 percent (at the mid-point) from $2.1 billion in 2023. We expect to turn-in-line 132 to 158 total net wells in 2024 across our three core operating areas. Approximately 60 percent of our drilling and completion capital will be invested in the Permian Basin, 23 percent in the Marcellus Shale and 17 percent in the Anadarko Basin (at the mid-point).
DESCRIPTION OF PROPERTIES
Our operations are primarily concentrated in three core operating areas—the Permian Basin in west Texas and southeast New Mexico, the Marcellus Shale in northeast Pennsylvania and the Anadarko Basin in the Mid-Continent region in Oklahoma.
Permian Basin
Our properties are principally located in the western half of the Permian Basin where we currently hold approximately 296,000 net acres in our core operating area in the Delaware Basin. Our development activities are primarily focused on the Wolfcamp Shale and the Bone Spring formation in Culberson and Reeves Counties in Texas and Lea and Eddy Counties in New Mexico. Our 2023 net production from the Permian Basin was 233 MBoe per day, representing 35 percent of our total equivalent production for the year. Net oil production in 2023 averaged 90 MBbl per day, representing 93 percent of our total company oil production. As of December 31, 2023, we had a total of 1,083.0 producing net wells in the Permian Basin, of which approximately 89 percent are operated by us.
During 2023, we invested $970 million in the Permian Basin, and had seven drilling rigs operating at year end.
Marcellus Shale
Our properties are principally located in Susquehanna County, Pennsylvania, where we currently hold approximately 186,000 net acres in the dry gas window of the Marcellus Shale. Our 2023 net production in the Marcellus Shale was 377 MBoe per day, representing 57 percent of our total equivalent production for the year. Net natural gas production in 2023 averaged 2,263 MMcf per day, representing 78 percent of our total natural gas production. As of December 31, 2023, we had a total of 1,108.2 producing net wells in the Marcellus Shale, of which approximately 99 percent are operated by us.
During 2023, we invested $912 million in the Marcellus Shale, and had two drilling rigs operating at year end.
Anadarko Basin
Our properties are located in the Mid-Continent region in Oklahoma where we currently hold approximately 182,000 net acres. Our development activities are primarily focused on both the Woodford Shale and the Meramec formations. Our 2023 net production in the Anadarko Basin was 56 MBoe per day, representing eight percent of our total equivalent production for the year. As of December 31, 2023, we had a total of 509.9 producing net wells in the Anadarko Basin, of which approximately 61 percent are operated by us.
During 2023, we invested $158 million in the Anadarko Basin and had one rig operating at year end.
Other Properties
Ancillary to our exploration, development and production operations, we operate a number of natural gas gathering and saltwater gathering and disposal systems. The majority of this infrastructure is located in Texas and directly supports our Permian Basin operations. Our gathering systems enable us to connect new wells quickly and to transport natural gas from the wellhead directly to interstate and intrastate pipelines and natural gas processing facilities and to transport produced water to new wells for re-use in completions activities and to disposal facilities. In addition, we can engage in development drilling without relying on third parties to transport our natural gas or produced water and while incurring only the incremental costs of pipeline and compressor additions to our system.
ACQUISITIONS
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
MARKETING
Substantially all of our oil and natural gas production is sold under both long-term and short-term sales contracts at market-sensitive prices. We sell oil, natural gas and NGLs to a broad portfolio of customers, including industrial customers, local distribution companies, oil and gas marketers, major energy companies, pipeline companies and power generation facilities.
We also incur gathering and transportation expenses when we move our oil and natural gas production from wellhead markets to other downstream markets.
To date, we have not experienced significant difficulty in transporting or marketing our production as it becomes available; however, there is no assurance that we will always be able to transport and market all of our production.
Delivery Commitments
We have entered into various firm sales contracts to deliver and sell natural gas. We believe we will have sufficient production quantities to meet our commitments, but we may be required to purchase natural gas from third parties to satisfy shortfalls, should they occur.
A summary of our firm sales commitments as of December 31, 2023 are set forth in the table below:

Natural Gas (in Bcf)
2024	601
2025	577
2026	572
2027	549
2028	526
We utilize part of our firm transportation capacity to deliver natural gas under the majority of these firm sales contracts and have entered into numerous agreements for transportation of our production. Some of these contracts have volumetric requirements that could result in monetary shortfall penalties if our production is inadequate to meet such requirements. However, we do not anticipate incurring any penalties based on our current proved reserves and production levels from which we can fulfill these obligations.
RISK MANAGEMENT
We use derivative financial instruments to manage price risk associated with our production. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of the Notes to the Consolidated Financial Statements, “Derivative Instruments” for further discussion related to our use of derivatives.

PROVED OIL AND GAS RESERVES
The following table presents our estimated proved reserves by commodity as of the dates indicated:

	December 31,
	2023	2022	2021
Oil (MBbl)
Proved developed reserves	173,392	168,649	153,010
Proved undeveloped reserves	75,821	71,107	36,419
	249,213	239,756	189,429
Natural Gas (Bcf)
Proved developed reserves	8,590	8,543	10,691
Proved undeveloped reserves	1,935	2,630	4,204
	10,525	11,173	14,895
NGLs (MBbl)
Proved developed reserves	234,306	224,706	193,598
Proved undeveloped reserves	83,150	72,059	27,017
	317,456	296,765	220,615

Oil equivalent (MBoe)	2,320,757	2,398,666	2,892,582
At December 31, 2023, our interests in the Dimock field, which is primarily located in Susquehanna County, Pennsylvania in the Marcellus Shale account for approximately 60 percent of our total proved reserves. There are no other fields which represent 15 percent or more of our total proved reserves.
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

PRODUCTION, SALES PRICE AND PRODUCTION COSTS
The following table presents historical information about our total and average daily production volumes for oil, natural gas and NGLs; average oil, natural gas and NGL sales prices; and average production costs per equivalent:

	Year Ended December 31,
	2023	2022	2021 (1)
Production Volumes
Oil (MBbl)	35,110	31,926	8,150
Natural gas (Bcf)	1,053	1,024	911
NGL (MBbl)	32,932	28,697	7,104
Equivalents (MBoe)	243,497	231,342	167,113

Average Daily Production Volumes
Oil (MBbl)	96	87	89
Natural gas (MMcf)	2,884	2,806	2,492
NGL (MBbl)	90	79	77
Equivalents (MBoe)	667	634	660

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$75.97	$94.47	$75.61
Natural gas ($/Mcf)	$2.18	$5.34	$3.07
NGL ($/Bbl)	$19.56	$33.58	$34.18
Including Derivative Settlements
Oil ($/Bbl)	$76.07	$84.33	$60.35
Natural gas ($/Mcf)	$2.44	$4.91	$2.73
NGL ($/Bbl)	$19.56	33.58	$34.18

Average Production Costs ($/Boe)	$2.01	$1.84	$0.77
_______________________________________________________________________________
(1)On October 1, 2021, we completed the Merger. The production information presented in this table includes Cimarex production for the period subsequent to that date.
The following table presents historical information about our total and average daily natural gas production volumes associated with our interests in the Dimock field. There was no oil or NGL production associated with our interests in the Dimock field.

	Year Ended December 31,
	2023	2022	2021
Production Volumes
Natural gas (Bcf)	826	805	853
Equivalents (MBoe)	137,647	134,097	142,223

Average Daily Production Volumes
Natural gas (MMcf)	2,263	2,204	2,338
Equivalents (MBoe)	377	367	390

ACREAGE
Our interest in both developed and undeveloped properties is primarily in the form of leasehold interests held under oil and gas mineral leases. These leases provide us the right to develop oil and natural gas on the properties. Their primary terms generally range in length from approximately three to 10 years, and these leases generally are held for longer periods once production is established.
The following table summarizes our gross and net developed and undeveloped leasehold acreage at December 31, 2023:

	Acreage
	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Core Acreage
Permian Basin
New Mexico	141,319	98,212	55,339	38,654	196,658	136,866
Texas	204,971	136,845	27,825	21,892	232,796	158,737
	346,290	235,057	83,164	60,546	429,454	295,603
Marcellus Shale
Pennsylvania	173,225	171,625	15,024	14,030	188,249	185,655

Anadarko Basin
Oklahoma	320,080	146,987	69,123	34,526	389,203	181,513

Noncore Acreage
Arizona	17,207	17,207	2,097,841	2,097,841	2,115,048	2,115,048
California	—	—	383,487	383,487	383,487	383,487
Nevada	440	1	1,007,167	1,007,167	1,007,607	1,007,168
New Mexico	10,655	2,436	1,640,195	1,634,459	1,650,850	1,636,895
Pennsylvania	—	—	114,199	64,044	114,199	64,044
West Virginia	—	—	607,347	575,691	607,347	575,691
Other	128,713	45,069	298,421	172,990	427,134	218,059
	157,015	64,713	6,148,657	5,935,679	6,305,672	6,000,392
	996,610	618,382	6,315,968	6,044,781	7,312,578	6,663,163
Total Net Undeveloped Acreage Expiration
The table below summarizes by year and operating area our undeveloped acreage expirations in the next three years. In most cases, the drilling of a commercial well will hold the acreage beyond the expiration.

	Acreage
	2024		2025		2026
	Gross	Net	Gross	Net	Gross	Net
Core Acreage
Permian Basin	3	3	—	—	47	7
Marcellus Shale	1,208	1,208	1,860	1,848	550	550
Anadarko Basin	700	134	520	125	40	1
Noncore Acreage	1,303	1,242	—	—	—	—
	3,214	2,587	2,380	1,973	637	558
Expiring acreage in our core operating areas in 2024, 2025 and 2026 represents less than one percent of our total undeveloped acreage. At December 31, 2023, we had no PUD reserves recorded on undeveloped acreage that were scheduled for development beyond the expiration dates of the undeveloped acreage or outside of our core operating area.

WELL SUMMARY
The following table presents our ownership in productive oil and natural gas wells at December 31, 2023. This summary includes oil and natural gas wells in which we have a working interest:

	Gross	Net
Natural Gas	3,374	1,865.6
Oil	2,523	837.0
Total(1)	5,897	2,702.6
_______________________________________________________________________________
(1)Total percentage of gross and net operated wells is 49 percent and 88 percent, respectively.
DRILLING ACTIVITY
The table below presents wells that we drilled and completed or in which we participated in the drilling and completion. This information should not be considered indicative of future performance, nor should a correlation be assumed as a result of the number of productive wells drilled, the quantities of reserves found or the economic value.

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	288	183.3	284	173.9	114	99.9
Dry	—	—	1	0.7	—	—
Total	288	183.3	285	174.6	114	99.9

Acquired Wells	—	—	—	—	7,266	1,715.3
During the year ended December 31, 2023, we completed 98 gross wells (62.7 net) that were drilled in prior years.
The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2023, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	31	19.9	72	48.4
Exploratory wells	1	0.5	—	—
Total	32	20.4	72	48.4
OTHER BUSINESS MATTERS
Title to Properties
We believe that we have satisfactory title to all of our producing properties and leases in accordance with generally accepted industry standards. Individual properties may be subject to burdens such as royalty, overriding royalty, carried, net profits, working and other outstanding interests customary in the industry. In addition, interests may be subject to obligations or duties under applicable laws or burdens such as production payments, ordinary course liens incidental to operating agreements and for current taxes or development obligations under oil and gas leases. As is customary in the industry in the case of undeveloped properties, we conduct preliminary investigations of record title at the time of lease acquisition. We conduct more complete investigations prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.
Competition
The oil and gas industry is highly competitive, and we experience strong competition where we operate. We primarily compete with integrated, independent and other energy companies for the sale and transportation of our oil and natural gas production to pipelines, marketing companies and end users. Many of these competitors have greater financial, technical and personnel resources than we have. The effect of these competitive factors cannot be predicted.
Price, contract terms, availability of rigs and related equipment and quality of service, including infrastructure availability and distribution efficiencies affect competition. We believe that our concentrated acreage positions and our access to both third-party and Company-owned gathering and pipeline infrastructure in our core operating areas, along with our expected activity level and the related services and equipment that we have secured for the upcoming years, enhance our competitive position.
Major Customers
During the year ended December 31, 2023, two customers accounted for approximately 19 percent and 17 percent of our total sales. During the year ended December 31, 2022, two customers accounted for approximately 13 percent and 11 percent of our total sales.
If any one of our major customers were to stop purchasing our production, we believe there are other purchasers to whom we could sell our production. If multiple significant customers were to stop purchasing our production, we expect to have sufficient alternative markets to handle any sales disruptions despite any initial disruptions that may occur.
We regularly monitor the creditworthiness of our customers and may require parent company guarantees, letters of credit or prepayments when necessary. Historically, losses associated with uncollectible receivables have not been significant.
Regulation of Oil and Natural Gas Exploration and Production
Exploration and production operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The laws and regulations limit the amounts of oil and natural gas we can produce from our wells as well as the number of wells, and the locations where, we can drill. Because these laws and regulations are often amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry often increases the cost of doing business and, consequently, affects our profitability. These laws and regulations, however, do not affect us differently than others in the industry.
Regulation of Natural Gas Marketing, Gathering and Transportation
Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the U.S. Natural Gas Act of 1938 (the “NGA”), the U.S. Natural Gas Policy Act of 1978 (the “NGPA”) and the regulations promulgated under those statutes, the U.S. Federal Energy Regulatory Commission (the “FERC”) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. Effective beginning in January 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, the FERC granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of natural gas for resale without further FERC approvals. As a result of this policy, all of our produced natural gas is sold at market prices, subject to the terms of any private contracts that may be in effect. Under the provisions of the Energy Policy Act of 2005 (“2005 Act”), the NGA was amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the 2005 Act, the FERC established regulations intended to increase natural gas pricing transparency by, among other things, requiring market participants to report their gas sales transactions annually to the FERC. The 2005 Act also significantly increased the penalties for violations of the NGA and NGPA and the FERC’s regulations thereunder up to $1 million per day per violation. This maximum penalty authority established by statute has been and will continue to be adjusted periodically for inflation. The current maximum penalty is approximately $1.5 million per day per violation. In 2010, the FERC issued Penalty Guidelines for the determination of civil penalties and procedure under its enforcement program.
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
Federal Regulation of Swap Transactions
We use derivative financial instruments such as collar, swap and basis swap agreements to attempt to manage price risk due to the impact of changes in commodity prices on our operating results and cash flows. The Commodity Exchange Act provides the U.S. Commodity Futures Trading Commission (the “CFTC”) with jurisdiction to regulate the over-the-counter (“OTC”) derivatives market (which includes the sorts of financial instruments we use) and participants in that market. We endeavor to ensure that our OTC derivatives transactions comply with applicable CFTC regulations. Although the CFTC does not currently require the clearing of OTC commodity derivatives transactions of the types that we use, we believe that our use of swaps to hedge against changes in commodity prices qualifies us as a commercial end‑user, which would exempt us from a future requirements to centrally clear our commodity swaps. Nevertheless, future changes in CFTC regulations could increase the cost of entering into derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of swaps, our results of operations may become more volatile and our cash flows may be less predictable.
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
Effective January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may increase or decrease the cost of transporting crude oil and NGLs by interstate pipeline. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. In December 2015, to implement this required five‑year redetermination, the FERC established an upward adjustment in the index to track oil pipeline cost changes and determined that the Producer Price Index for Finished Goods plus 1.23 percent should be the oil pricing index for the five‑year period beginning July 1, 2016. In 2020, the FERC concluded its five-year index review to establish the new adder for crude oil and liquids pipeline rates subject to indexing. The FERC issued an order on December 17, 2020 establishing an index level of Producer Price Index for Finished Goods plus 0.78 percent for the five-year period commencing July 1, 2021. The result of indexing is a “ceiling rate” for each rate, which is the maximum at which the pipeline may set its interstate transportation rates. A pipeline may also file cost‑of‑service based rates if rate indexing will be insufficient to allow the pipeline to recover its costs. Rates are subject to challenge by protest when they are filed or changed. For indexed rates, complaints alleging that the rates are unjust and unreasonable may only be pursued if the complainant can show that a substantial change has occurred since the enactment of Energy Policy Act of 1992 in either the economic circumstances of the pipeline or in the nature of the services provided that were a basis for the rate. There is no such limitation on complaints alleging that the pipelines’ rates or terms and conditions of service are unduly discriminatory or preferential. We are unable to predict with certainty the effect upon us of these periodic reviews by the FERC of the pipeline index or any potential future challenges to pipelines’ rates.
Environmental and Safety Regulations
General. Our operations are subject to extensive and stringent federal, state and local laws and regulations governing the protection of the environment. These laws and regulations can change, restrict or otherwise impact our business in many ways, including the handling or disposal of waste material, planning for future activities to avoid or mitigate harm to threatened or endangered species, and requiring the installation and operation of emissions or pollution control equipment. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Permits are required for the operation of our various facilities. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations through fines, injunctions or both. Regulations can increase the cost of planning, designing, installing and operating, and can affect the timing of installing and operating, oil and natural gas facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities and potential suspension or cessation of operations under certain conditions related to environmental considerations or compliance issues are part of oil and natural gas production operations. We can provide no assurance that we will not incur significant costs and liabilities. Also, it is possible that other developments, such as stricter environmental laws and regulations and claims for damages to property or persons resulting from oil and natural gas production could result in substantial costs and liabilities to us.
Solid and Hazardous Waste. We currently own or lease, and have in the past owned or leased, numerous properties that were used for the production of oil and natural gas for many years. Although operating and disposal practices that were standard in the industry at the time may have been utilized, it is possible that hydrocarbons or other wastes may have been disposed of or released on or under the properties currently owned or leased by us. State and federal laws applicable to oil and gas wastes and properties have become stricter over time. Under these increasingly stringent requirements, we could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators), clean up contamination (including groundwater contamination by prior owners or operators) or perform plugging operations to prevent future contamination.
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
On June 1, 2021, the FWS proposed to list two distinct population segments (“DPS”) of the lesser prairie-chicken (“LPC”) under the ESA. The Southern DPS, located in eastern New Mexico and the southwest Texas panhandle was proposed to be listed as endangered and the Northern DPS, located in southeastern Colorado, southcentral to southwestern Kansas, western Oklahoma and the northeast Texas panhandle, was proposed to be listed as threatened. On November 25, 2022, the FWS finalized the proposed rule, listing the southern DPS of the lesser prairie-chicken as endangered and the northern DPS of the lesser prairie-chicken as threatened. On July 27, 2023, the U.S. House of Representatives voted to use the Congressional Review Act to reverse the LPC listing. On September 26, 2023 President Biden vetoed Congress’ resolution to reverse the LPC listing. On September 28, 2023, the U.S. Senate voted and failed to override the President’s veto. On November 3, 2023, the U.S. House of Representatives passed an appropriations bill for the U.S. Department of Interior for fiscal year 2023, which provides, in part, that no funds may be used to implement, administer, or enforce the listing of the LPC. Listing of the LPC as a threatened or endangered species will impose restrictions on disturbances to critical habitat by landowners and drilling companies that would harass, harm or otherwise result in a “taking” of this species. Regulatory impacts on landowners and businesses from an ultimate decision to list the LPC could be limited for those landowners and businesses who have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies (“WAFWA”), pursuant to which such parties agreed to take steps to protect the LPC’s habitat and to pay a mitigation fee if its actions harm the lesser prairie-chicken’s habitat. We have entered into a voluntary Candidate Conservation Agreement (a “CCA”) with the WAFWA, whereby we agreed to take certain actions and limit certain activities, such as limiting drilling on certain portions of our acreage during nesting seasons, in an effort to protect the LPC.
On February 9, 2018, the FWS announced the listing of the Texas Hornshell, a freshwater mussel species in areas where we operate in the Permian Basin, including New Mexico and Texas, as an endangered species. In March 2018, we entered into a CCA concerning voluntary conservation actions with respect to the Texas Hornshell.
Participating in CCAs could result in increased costs to us from species protection measures, time delays or limitations on drilling activities, which costs, delays or limitations may be significant. Listing petitions continue to be filed with the FWS which could impact our operations. Many non-governmental organizations (“NGOs”) work closely with the FWS regarding the listing of many species, including species with broad and even nationwide ranges. The listing of the Mexican Long Nosed Bat, whose habitat includes the Permian Basin where we operate, and the Dunes Sagebrush Lizard (proposed to be listed as endangered under the ESA on July 3, 2023) in the Permian Basin, are examples of the NGOs’ influence on ESA listing decisions.

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
In 2012, the EPA published final NSPS and NESHAP that amended the existing NSPS and NESHAP for the oil and natural gas sector. In June 2016, the EPA published a final rule that updated and expanded the NSPS by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. In June 2017, the EPA proposed a two-year stay of certain requirements contained in the June 2016 rule and, in November 2017, issued a notice of data availability in support of the stay proposal and provided a 30-day comment period on the information provided. In March 2018, the EPA published a final rule that amended two narrow provisions of the NSPS, removing the requirement for completion of delayed repair during emergency or unscheduled vent blowdowns. In September 2020, the EPA published a final rule amending the 2012 and 2016 NSPS for the oil and natural gas sector that removed transmission and storage sources from the oil and natural gas industry source category and rescinded the methane requirements applicable to the production and processing sources. On June 30, 2021, President Biden signed into law a joint Congressional resolution under the Congressional Review Act disapproving the September 2020 rule amending the EPA’s 2012 and 2016 NSPS standards for the oil and natural gas sector. On November 15, 2021, the EPA proposed rules to reduce methane emissions from both new and existing oil and natural gas industry sources and published supplemental rules regarding the same on December 6, 2022. On December 2, 2023, during the United Nations Climate Change Conference in the United Arab Emirates (“COP28”), the EPA announced its final methane rules, which impose several new methane emission requirements on the oil and gas industry. For additional information, please read “Risk Factors—Legal, Regulatory and Governmental Risks— Federal, state and local laws and regulations, judicial actions and regulatory initiatives related to oil and gas development and the use of hydraulic fracturing could result in increased costs and operating restrictions or delays and adversely affect our business, financial condition, results of operations and cash flows” in Item 1A.
In October 2015, the EPA adopted a lower national ambient air quality standard for ozone. The revised standard resulted in additional areas being designated as ozone non-attainment, which could lead to requirements for additional emissions control equipment and the imposition of more stringent permit requirements on facilities in those areas. The EPA completed its final area designations under the new ozone standard in July 2018. If we are unable to comply with air pollution regulations or to obtain permits for emissions associated with our operations, we could be required to forego or implement modifications to certain operations. These regulations may also increase compliance costs for some facilities we own or operate, and result in administrative, civil or criminal penalties for noncompliance. Obtaining permits may delay the development of our oil and natural gas projects, including the construction and operation of facilities.
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
At the federal level, the EPA conducted a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. The EPA released its final report in December 2016. It concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. This study and other studies that may be undertaken by the EPA or other federal agencies could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and regulatory mechanisms. A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing practices.
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
Greenhouse Gas and Climate Change Laws and Regulations. In response to studies suggesting that emissions of carbon dioxide and certain other greenhouse gas (“GHG”), including methane, may be contributing to global climate change, there is increasing focus by local, state, regional, national and international regulatory bodies as well as by investors and the public on GHG emissions and climate change issues. In December 2015, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (the “UNFCCC”) in Paris, France in creating an agreement (the “Paris Agreement”) that requires member countries to review and “represent a progression” in their intended nationally determined contributions (“NDC”) of GHGs, which set GHG emission reduction goals every five years beginning in 2020. In 2019, the U.S. withdrew from the Paris Agreement. The current Presidential administration has made climate change a central priority. On January 20, 2021, his first day in office, President Biden took action to reverse the withdrawal of the previous administration from the Paris Agreement so that the U.S. could rejoin as a party to the agreement. The U.S. officially rejoined the Paris Agreement on February 19, 2021, and in April 2021 submitted its NDC. The U.S. NDC sets an economy-wide target of net GHG emissions reduction from 2005 levels of 50-52 percent by 2030. The specific measures to be taken in furtherance of achieving this target have not been established, but the NDC submission indicated that a “whole government approach” will be used to achieve this target, including regulatory, technology and policy initiatives designed to reduce the generation of GHG emissions and to incentivize the capture and geologic sequestration or utilization of carbon dioxide that would otherwise be emitted in the atmosphere. Also on his first day in office, President Biden signed an executive order on climate action and reconvened an interagency working group to establish interim and final social costs of three GHGs: carbon dioxide, nitrous oxide, and methane. Carbon dioxide is released during the combustion of fossil fuels, including oil, natural gas, and NGLs, and methane is a primary component of natural gas. The Biden administration stated it will use updated social cost figures to inform federal regulations and major agency actions and to justify aggressive climate action as the U.S. moves toward a “100 percent clean energy” economy with net-zero GHG emissions. Furthermore, at COP28 in December 2023, more than 190 governments reached a non-binding agreement to transition away from fossil fuels and encourage the growth and expansion of renewable energy.
Although the U.S. Congress has considered legislation designed to reduce emissions of GHGs in recent years, it has not adopted any significant GHG legislation. However, the 2021 Infrastructure and Investment Jobs Act passed by Congress on November 6, 2021 included measures aimed at decarbonization to address climate change, including funding for replacing transit vehicles, including buses, with zero- and low-emission vehicles and for the deployment of an electric vehicle charging network nationwide. This legislation, and other future laws, that promote a shift toward electric vehicles could adversely affect the demand for our products. Moreover, in the absence of federal GHG legislation, a number of state and regional efforts have emerged. These include measures aimed at tracking and reducing GHG emissions through cap-and-trade programs, which typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting GHGs. In addition, a coalition of over 20 governors of U.S. states formed the U.S. Climate Alliance to advance the objectives of the Paris Agreement, and several U.S. cities have committed to advance the objectives of the Paris Agreement at the state or local level as well. To this end, California’s governor issued an executive order on September 23, 2020 ordering actions to pursue GHG emissions reductions, including a direction to the California State Air Resources Board to develop and propose regulations to require increasing volumes of new zero-emission passenger vehicles and trucks sold in California over time, with a targeted ban of the sale of new gasoline vehicles by 2035.
At the federal level, the EPA has begun to regulate carbon dioxide and other GHGs under existing provisions of the Clean Air Act. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act that establish Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for GHG emissions from certain large stationary sources that are otherwise subject to PSD and Title V permitting requirements. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among others, certain oil and gas production facilities on an annual basis, which includes certain of our operations. The EPA widened the scope of annual GHG reporting to include, not only activities associated with completion and workover of gas wells with hydraulic fracturing and activities associated with oil and gas production operations, but also completions and workovers of oil wells with hydraulic fracturing, gathering and boosting systems, and transmission pipelines. More recently, on November 15, 2021, the EPA proposed rules to reduce methane emissions from new and modified sources in the oil and gas sector and published proposed supplemental rules regarding the same on December 6, 2022. On December 2, 2023, during COP28, the EPA announced its final methane rules, which impose several new methane emission requirements on the oil and gas industry. The Inflation Reduction Act of 2022 (“IRA”) established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from certain petroleum and natural gas facilities, which may apply to our operations in the future and may require us to expend material sums.
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

Occupational Safety and Health Act and Other Laws and Regulations. We are subject to the requirements of the U.S. federal Occupational Safety and Health Act (the “Occupational Safety and Health Act”) and comparable state laws. The Occupational Safety and Health Act hazard communication standard, the EPA community right‑to‑know regulations under the Title III of CERCLA and similar state laws require that we organize and disclose information about hazardous materials used or produced in our operations. Also, pursuant to the Occupational Safety and Health Act, the Occupational Safety and Health Administration (the “OSHA”) has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.
Human Capital Resources
As of December 31, 2023, we had 894 Coterra employees, 285 of whom were located in our headquarters in Houston, Texas and 227 of whom were located in our regional offices in Midland, Texas, Tulsa, Oklahoma and Pittsburgh, Pennsylvania. We had a total of 382 employees in production field locations across our regional offices. Of our total employee population, 564 were salaried and 330 were hourly. Additionally, we have 189 employees that are employed by our wholly-owned subsidiary, GasSearch Drilling Services Corporation (“GDS”), which is a service company engaged in water hauling and site preparation exclusively for our Marcellus Shale operations. Of our GDS employees, 16 were salaried and 173 were hourly. We believe that our relations with our employees are favorable. None of our employees are represented pursuant to a collective bargaining agreement.
Our ability to attract, retain and develop the highest quality employees is a vital component of our success.
In managing our people, we seek to:
•promote a safe and healthy workplace;
•have a results-focused culture centered on transparency and open communication;
•attract, retain and develop a highly qualified, motivated and diverse workforce;
•maintain a conservatively managed headcount to minimize workforce fluctuations;
•provide opportunities for career growth, learning and development; and
•offer highly competitive compensation and benefits packages.
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
Website Access to Company Reports
We make available free of charge through our website, www.coterra.com, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information filed by us. Information on our website, including our 2023 Sustainability Report, is not a part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we may file with or furnish to the SEC (and is not deemed filed herewith), whether before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language therein. Furthermore, references to our website URLs are intended to be inactive textual references only.
Corporate Governance Matters
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Governance and Social Responsibility Committee Charter and Environment, Health & Safety Committee Charter are available on our website at www.coterra.com. Requests for copies of these documents can also be made in writing to Corporate Secretary at our corporate headquarters at Three Memorial City Plaza, 840 Gessner Road, Suite 1400, Houston, Texas 77024.

ITEM 1A.    RISK FACTORS
Business and Operational Risks
You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could adversely affect our business, financial condition, results of operations and cash flows, as well as adversely affect the value of an investment in our common stock, debt securities, or preferred stock.
Commodity prices fluctuate widely, and low prices for an extended period would likely have a material adverse impact on our business.
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the oil, natural gas and NGLs that we sell. Lower commodity prices may reduce the amount of oil, natural gas and NGLs that we can produce economically, while higher commodity prices could cause us to experience periods of higher costs. Historically, commodity prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Wide fluctuations in commodity prices may result from relatively minor changes in the supply of and demand for oil, natural gas and NGLs, market uncertainty and a variety of additional factors that are beyond our control, including global events or conditions that affect supply and demand, such as pandemics, the war in Ukraine, conflict in the Middle East and other geopolitical risks and sanctions, the actions of OPEC+ members and climate change. Any substantial or extended decline in future commodity prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. If commodity prices decline significantly for a sustained period of time, the lower prices may cause us to reduce our planned drilling program or adversely affect our ability to make planned expenditures, raise additional capital or meet our financial obligations. Furthermore, substantial, extended decreases in commodity prices may render certain projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow, our cost of capital and our ability to access capital markets, increase our costs under our revolving credit agreement and limit our ability to execute aspects of our business plans.
Future commodity price declines may result in write-downs of the carrying amount of our oil and gas properties, which could materially and adversely affect our results of operations.
The value of our oil and gas properties depends on commodity prices. Declines in these prices as well as increases in development costs, changes in well performance, delays in asset development or deterioration of drilling results may result in our having to make material downward adjustments to our estimated proved reserves and could result in an impairment charge and a corresponding write-down of the carrying amount of our oil and gas properties.
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
Drilling, completing and operating oil and natural gas wells are high-risk activities.
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
Our operations present hazards and risks that require significant oversight and are subject to numerous possible disruptions from unexpected events.
The scope and nature of our operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, product spills, and cybersecurity incidents, such as unauthorized access to data or systems, among other risks. Our operations are also subject to broader global events and conditions, including public health crises, pandemics, epidemics, war or civil unrest, acts of terror, weather events and natural disasters, including those that are related to or exacerbated by climate change. Such hazards and risks could impact our business in the areas in which we operate, and our business and operations may be disrupted if we fail to respond in an appropriate manner to such hazards and risks or if we are unable to efficiently restore or replace affected operational components and capacity. Furthermore, our insurance may not cover such, or be adequate to compensate us for all resulting losses. The cost of insurance may increase and the availability of insurance may decrease, as a result of climate change or other factors. The occurrence of any event not covered or fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
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
As of December 31, 2023, approximately 21 percent of our estimated proved reserves (by volume) were undeveloped. Developing PUD reserves requires significant capital expenditures, and the estimated future development costs associated with our PUD reserves may not equal our actual costs, development may not occur as scheduled and results of our development activities may not be as estimated. If we choose not to develop our PUD reserves, or if we are not otherwise able to develop them successfully, we will be required to remove them from our reported proved reserves. In addition, under the SEC’s reserves reporting rules, because PUD reserves generally may be recorded only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUD reserves that are no longer planned to be developed within this five-year time frame. Delays in the development of our PUD reserves, decreases in commodity prices and increases in costs to drill and develop such reserves may also result in some projects becoming uneconomic.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.
Our future growth prospects depend on our ability to identify optimal strategies for our business. In developing our business plans, we considered allocating capital and other resources to various aspects of our business including well-development (primarily drilling and completion), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also consider our likely sources of capital. Notwithstanding the determinations made in the development of our 2024 plan, business opportunities not previously identified periodically may come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2024 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
Our ability to sell our oil, natural gas and NGL production and the prices we receive for our production could be materially harmed if we fail to obtain adequate services such as gathering, transportation and processing.
The sale of our oil, natural gas and NGL production depends on a number of factors beyond our control, including the availability and capacity of gathering, transportation and processing facilities. We deliver the majority of our oil, natural gas and NGL production through gathering systems and pipelines that we do not own. The lack of available capacity on these systems and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Third-party systems and facilities may be unavailable due to market conditions or mechanical or other reasons, and in some cases the resulting curtailments of production could lead to payment being required where we fail to deliver oil, natural gas and NGLs to meet minimum volume commitments. In addition, construction of new pipelines and building of required infrastructure may be slow. To the extent these services are unavailable, we would be unable to realize revenue from wells served by such facilities until suitable arrangements are made to market our production. Our failure to obtain these services on acceptable terms could materially harm our business.
Moreover, these availability and capacity issues are likely to occur in remote areas with less established infrastructure, such as our Permian Basin properties where we have significant oil and natural gas production. Any of these availability or capacity issues could negatively affect our operations, revenues and expenses. This could result in wells being shut in or awaiting a pipeline connection or capacity, which would adversely affect our results of operations and cash flows.
Acquired properties may not be worth what we pay to acquire them, due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.
Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include estimates of recoverable reserves, exploration and development potential, future commodity prices, operating costs, production taxes and potential environmental and other liabilities. These assessments are complex and inherently imprecise. Our review of the properties we acquire may not reveal all existing or potential problems. In addition, our review may not allow us to assess fully the potential deficiencies of the properties. We do not inspect every well, and even when we inspect a well we may not discover structural, subsurface or environmental problems that may exist or arise.
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
The integration of the businesses and properties we have acquired or may in the future acquire could be difficult and may divert management’s attention away from our existing operations.
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
Other companies operate some of the properties in which we have an interest. As of December 31, 2023, non-operated wells represented approximately 51 percent of our total owned gross wells, or 12 percent of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties and of properties we operate in joint ventures in which we may share control with third parties, including compliance with environmental, safety and other regulations or the amount of capital expenditures that we are required to fund with respect to them. An operator of our wells or a joint venture participant may not adequately perform operations, may breach applicable agreements or may fail to act in ways that are in our best interest, which could reduce our production and revenues and expose us to liabilities. Our dependence on the operator or a joint venture participant could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
Many of our properties are in areas that may have been partially depleted or drained by offset (i.e., neighboring) wells and certain of our wells may be adversely affected by actions other operators may take when drilling, completing or operating wells that they own.
Many of our properties are in areas that may have been partially depleted or drained by earlier drilled offset wells. We have no control over offsetting operators who could take actions such as drilling and completing nearby wells, that could adversely affect our operations. When a new offset well is completed and produced, the pressure differential in the vicinity of the wellbore causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores), which could cause a depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. The possibility for these impacts may increase with respect to wells that are shut in as a response to lower commodity prices or the lack of pipeline and storage capacity. In addition, completion operations and other activities conducted on other nearby wells could cause us, in order to protect our existing wells, to shut in production for indefinite periods of time. Shutting in our wells and damage to our wells from offset completions could result in increased costs and could adversely affect the reserves and re-commenced production from such shut in wells.
We may lose leases if production is not established within the time periods specified in the leases or if we do not maintain production in paying quantities.
We could lose leases under certain circumstances if we do not maintain production in paying quantities or meet other lease requirements, and the amounts we spent for those leases could be lost. If we shut in wells in response to lower commodity prices or a lack of pipeline and storage capacity, we may face claims that we are not complying with lease provisions. In addition, the government also may impose new restrictions and regulations affecting our ability to drill, conduct hydraulic fracturing operations, and obtain necessary rights-of-way on federal lands, which could, in turn, result in the loss of federal leases. As of December 31, 2023, less than one percent of our net undeveloped acreage in our core operating areas will expire over the next three years. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
Cyber-attacks targeting our systems, the oil and gas industry systems and infrastructure or the systems of our third-party service providers could adversely affect our business.
Our business, like the oil and gas industry in general, has become increasingly dependent on data, information systems, and digitally connected infrastructure, including technologies managed by third-party providers on whom we rely to help us collect, host or process information. We depend on this technology to, for example, record and store information like financial data, estimate quantities of oil and natural gas reserves, analyze and share operating data, and communicate internally and externally. Information and operational technology systems control nearly all of the oil and gas distribution systems in the U.S., which are necessary to transport our products to market. These systems also enable communications and provide a host of other support services for our business. In recent years (and, in large part, due to the COVID-19 pandemic), we have increased the use of remote networking and online conferencing services and technologies that enable employees to work outside of our corporate infrastructure, which exposes us to additional cybersecurity risks, including unauthorized access to proprietary, confidential, or other sensitive information.
Cyber-attacks are becoming more sophisticated and can include, but are not limited to, the use of malicious software, phishing scams, ransomware, attempts to gain unauthorized access to systems or data, or other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, such as personal information of our employees, and corruption of data. Unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data integrity issues, communication interruption or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our business and operations. If our information or operational technology systems cease to function properly or are breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyber-attack involving our information or operational technology systems and related infrastructure, or that of our business associates or partners, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, equipment damage, fires, explosions or environmental releases, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
In addition, certain cyber incidents, such as reconnaissance campaigns, may remain undetected for an extended period, and our systems and insurance coverage for protecting against such cybersecurity risks may be costly and may not be sufficient. As cyber-attackers become more sophisticated, we may be required to expend significant additional resources to continue to protect our business or remediate the damage from cyber-attacks. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention, mitigation, and notification, and we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.
Risks Related to our Indebtedness, Hedging Activities and Financial Position
We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.
We make and expect to make substantial capital expenditures in connection with our development and production projects. We rely on access to both our revolving credit agreement and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations or other sources. Adverse economic and market conditions, could adversely affect our ability to access such sources of liquidity. Future challenges in the global financial system may adversely affect the terms on which we are able to obtain financing, which could impact our business, financial condition and access to capital. Our ability to access the capital markets may be restricted at a time when we want or need to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. Additionally, such adverse economic and market conditions could impact our counterparties, including our receivables and our hedging counterparties, who may, as a result of such conditions, be unable to perform their obligations.
Risks associated with our debt and the provisions of our debt agreements could adversely affect our business, financial position and results of operations.
Our indebtedness could have adverse effects on our business, financial condition, results of operations and cash flows, including by requiring us to use a substantial portion of our cash flow to make debt service payments, which would reduce the funds that would otherwise be available for operations, returning cash flow from operations to stockholders and future business opportunities. As a result, our ability to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be adversely impacted. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. If we fail to make required payments or otherwise default on our debt, the lenders who hold such debt also could accelerate amounts due, which could potentially trigger a default or acceleration of other debt.

Our debt agreements also require compliance with covenants to maintain specified financial ratios. If commodity prices deteriorate from current levels, it could lead to reduced revenues, cash flow and earnings, which in turn could lead to a default under such agreements due to lack of covenant compliance. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period. A prolonged period of lower commodity prices could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. In order to provide a margin of comfort with regard to these financial covenants, we may seek to modify our capital program, sell non-strategic assets or opportunistically modify or increase our derivative instruments. In addition, we may seek to refinance or restructure all or a portion of our indebtedness. We cannot provide assurance that we will be able to successfully execute any of these strategies, and such strategies may be unavailable on favorable terms or at all. For more information about our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Liquidity and Capital Resources.”
We may have hedging arrangements that expose us to risk of financial loss and limit the benefit to us of increases in prices for oil and natural gas.
We use financial derivative instruments to manage commodity price risk. While there are many different types of derivatives available, we generally utilize collar, swap and basis swap agreements to manage price risk more effectively.
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
In addition, the CFTC has promulgated regulations to implement statutory requirements for derivatives transactions, including swaps. Although we believe that our use of swap transactions exempts us from certain regulatory requirements, the changes to the derivatives market regulation affect us directly and indirectly. These changes, as in effect and as continuing to be implemented, as well as a reduced liquidity in oil and gas derivative market, could increase the cost of derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of swaps, our results of operations may become more volatile, and our cash flows may be less predictable.
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
Legal, Regulatory and Governmental Risks
ESG concerns and negative public perception regarding us and our industry could adversely affect our business operations and the price of our common stock, debt securities and preferred stock.
Businesses across all industries are facing increasing scrutiny from investors, governmental authorities, regulatory agencies and the public related to their ESG practices, including practices and disclosures related to climate change, sustainability, diversity, equity and inclusion initiatives, and heightened governance standards. Failure, or a perceived failure, to adequately respond to or meet evolving investor, stockholder or public ESG expectations, concerns and standards may cause a business entity to suffer reputational damage and materially and adversely affect the entity’s business, financial condition, or stock and debt prices. In addition, organizations that provide ESG information to investors have developed ratings processes for evaluating a business entity’s approach to ESG matters. Although currently no universal rating standards exist, the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders, with some using these ratings to inform investment and voting decisions. Additionally, certain investors use these scores to benchmark businesses against their peers and, if a business entity is perceived as lagging, these investors may engage with the entity to demand improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a business entity’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our securities from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors. In addition, efforts in recent years aimed at the investment community to generally promote the divestment of fossil fuel equities and to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves could limit our ability to access capital markets. These initiatives by activists and banks, including certain banks who are parties to the credit agreement providing for our revolving credit agreement, could interfere with our business activities, operations and ability to access capital.
Further, negative public perception regarding us and our industry resulting from, among other things, concerns raised by advocacy groups about climate change impacts of methane and other greenhouse gas emissions, hydraulic fracturing, oil spills, and pipeline explosions coupled with increasing societal expectations on businesses to address climate change and potential consumer use of substitutes to carbon-intensive energy commodities may result in increased costs, reduced demand for our oil, natural gas and NGL production, reduced profits, increased regulation, regulatory investigations and litigation, and negative impacts on our stock and debt prices and access to capital markets. These factors could also cause the permits we need to conduct our operations to be challenged, withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.
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
Studies have found that emission of certain gases, commonly referred to as GHGs impact the earth’s climate. The U.S. Congress and various states have been evaluating, and in some cases implementing, climate-related legislation and other regulatory initiatives that restrict GHG emissions. These actions as well as any future laws or regulations that regulate or limit GHG emissions from our equipment and operations could require us to develop and implement new practices aimed at reducing GHG emissions, such as emissions control technologies, and to monitor and report GHG emissions associated with our operations, any of which could increase our operating costs and could adversely affect demand for the oil and gas that we produce. At this time, it is not possible to quantify the impact of such future laws and regulations on our business.
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
Policy and Legal Risks. Policy risks include actions that seek to lessen activities that contribute to adverse effects of climate change or to promote adaptation to climate change. Examples of policy actions that would increase the costs of our operations or lower demand for our oil and gas include implementing carbon-pricing mechanisms, shifting energy use toward lower emission sources, adopting energy-efficiency solutions, encouraging greater water efficiency measures, and promoting more sustainable land-use practices. Policy actions also may include restrictions or bans on oil and gas activities, which could lead to write-downs or impairments of our assets or may incentivize the use of alternative or renewable sources of energy that could reduce the demand for our products. For example, the IRA contains tax inducements and other provisions that incentivize investment, development and deployment of alternative energy sources and technologies, and at COP28 in December 2023, more than 190 governments reached a non-binding agreement to transition away from fossil fuels and encourage the growth and expansion of renewable energy. Legal risks include potential lawsuits or regulations regarding the impacts of climate change, failure to adapt to climate change, and the insufficiency of disclosure around material financial risks. For example, the SEC in 2022 proposed rules on climate change disclosure requirements for public companies which, if adopted as proposed, could result in substantial compliance costs, and in September of 2023, California passed climate-related disclosure mandates that are broader than the SEC’s proposed rules.
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
Reputation Risk. Climate change is a potential source of reputational risk, which is tied to changing customer or community perceptions of an organization’s contribution to, or detraction from, the transition to a lower-carbon economy. For additional information, please read “—ESG concerns and negative public perception regarding us and our industry could adversely affect our business operations and the price of our common stock, debt securities and preferred stock.” in this Item 1A.
Physical Risks. Potential physical risks resulting from climate change may be event driven (including increased severity of extreme weather events, such as hurricanes, droughts, floods or freezes) or may be driven by longer-term shifts in climate patterns that may cause sea level rise or chronic heat waves. Potential physical risks may cause direct damage to assets and indirect impacts, such as supply chain disruption, changes in water availability, sourcing, and quality, which could impact drilling and completion operations. These physical risks could cause increased costs, production disruptions, lower revenues and substantially increase the cost or limit the availability of insurance.
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
Periodically U.S. legislators propose substantive changes to existing federal income tax laws that would repeal many tax incentives and deductions that are currently used by U.S. oil and gas companies and would impose new taxes. Past proposals have included repeal of the percentage depletion allowance for oil and gas properties; elimination of the ability to fully deduct intangible drilling costs in the year incurred; and increase in the geological and geophysical amortization period for independent producers. These proposals have also included general tax law changes to raise tax rates on both domestic and foreign income.
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
This limitation may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited our stockholders.
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
Because our activity is concentrated in areas of heavy industry competition, there is heightened demand for equipment, power, services, facilities and resources, resulting in higher costs than in other areas. Such intense competition also could result in delays in securing, or the inability to secure, the equipment, power, services, water or other resources or facilities necessary for our development activities, which could negatively impact our production volumes. In remote areas, vendors also can charge higher rates due to the inability to attract employees to those areas and the vendors’ ability to deploy their resources in easier-to-access areas.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Governance
Our Board of Directors, with assistance from our Audit Committee, oversees our risk management program, which includes technology and cybersecurity risks. Our management team, including our Vice President - Information Technology (“VP - IT”), provides periodic updates on risk management to the Audit Committee and to the Board of Directors. Such periodic updates include presentations regarding cybersecurity matters, including any new cybersecurity threats, events, incidents, risks, risk management solutions, trainings or education, strategy pivots, or governance changes. The Audit Committee regularly reports its actions, findings and recommendations to the Board of Directors. The Audit Committee relies in large part on such periodic updates and presentations from our management team in developing its reports to the Board of Directors.
Risk Management and Strategy
We maintain a cybersecurity Incident Response Plan (“IRP”) designed to identify, assess, manage, mitigate, and respond to cybersecurity risks, threats and incidents. The IRP was developed in consultation with common cybersecurity frameworks, including NIST Cybersecurity Framework, to provide efficiency, familiarity and consistency in design. As part of our IRP, we have established a Cybersecurity Incident Management Team (“CIMT”), comprised of senior level executives and management, that defines overall policy and strategy when faced with a cybersecurity incident. The CIMT provides cross-functional and geographical visibility, as well as executive leadership oversight, to address and mitigate associated risks. Among our CIMT, our VP - IT holds the highest level of executive responsibility for assessing and managing cybersecurity threats, incidents, and risks, as well as developing and implementing all cybersecurity risk management, strategy, and governance recommendations. Our VP - IT leads all components of our information technology functions and reports to our Executive Vice President and Chief Financial Officer.
The CIMT is supported by a dedicated Cybersecurity Incident Response Team (“CIRT”), comprised generally of security and networking team members with responsibilities to monitor and assess events, cybersecurity incidents, and technical activities throughout our organization. Our CIRT members possess critical skill sets, experience, and competencies related to the management of cybersecurity risks and matters. In particular, our VP - IT has over 28 years of experience in the field of information systems and cybersecurity and leads an experienced security and networking team with 67 years of additional combined experience in developing and executing cybersecurity strategies. Our CIRT members also hold over 29 certifications in risk and information security from organizations such as International Information System Security Certification Consortium (ISC2), The SANS Institute, Global Information Assurance Certification (GIAC), CompTIA and Cisco, including Certified Information Systems Security Professional (CISSP), GIAC, Certified Incident Handler Certification (GCIH), GIAC Critical Controls Certification (GCCC), GIAC Continuous Monitoring Certification (GMON), SANS Security Awareness Professional (SSAP), Certified Information Security Manager (CISM), Certified in Risk and Information Systems Control (CRISC), and Certified Information Systems Auditor (CISA).
Our CIRT is supported by dedicated Information Technology (“IT”) and Operational Technology (“OT”) security resources, and further supported by various external parties, including but not limited to, cybersecurity service providers, assessors, consultants, auditors, and other third parties engaged on an as-needed basis.
The CIRT determines whether a cybersecurity incident warrants escalation to the CIMT. In the event of a cybersecurity incident, the IRP describes processes to detect, analyze, contain, eradicate and remediate such incident. These processes include, but are not limited to:
•Maintaining an updated inventory and management of digital assets;
•Conducting risk assessments to validate our cybersecurity policies, practices, and tools;
•Employing appropriate next generation firewalls, endpoint detection and response (EDR) software, identity and access management (IAM), multifactor authentication (MFA), virtual private network (VPN), account change monitoring, encryption, patch management, web content filter, spam filter and reporting, and security information and event management (SIEM) software;
•Conducting regular vulnerability scans of our IT and OT infrastructure;
•Obtaining and applying vulnerability patches appropriately;
•Conducting penetration tests and assessing recommended corrective actions;
•Requiring employees to complete a security awareness training program;
•Conducting regular phishing simulations and tabletop exercises to test familiarity with cybersecurity policies and procedures; and
•Reviewing and evaluating developments in the cyber threat landscape.
Our IRP also describes processes to identify material risks from cybersecurity incidents associated with our use of third-party service providers.
Currently, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our operations. However, the nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches could have a material adverse effect on our reputation, business strategy, results of operations or financial condition.

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
In June 2023, we received a Notice of Violation and Opportunity to Confer (“NOVOC”) from the U.S. EPA alleging violations of the Clean Air Act, the Texas State Implementation Plan, the New Mexico State Implementation Plan (“NMSIP”) and certain other state and federal regulations pertaining to facilities in Texas and New Mexico. Separately, in July 2023, we received a letter from the U.S. Department of Justice that the EPA has referred this NOVOC for civil enforcement proceedings. In August 2023, we received a second NOVOC from the EPA alleging violations of the Clean Air Act, the NMSIP, and certain other state and federal regulations pertaining to facilities in New Mexico. We have exchanged information with the EPA and continue to engage in discussions aimed at resolving the allegations. At this time we are unable to predict with certainty the financial impact of these NOVOCs or the timing of any resolution. However, any enforcement action related to these NOVOCs will likely result in fines or penalties, or both, and corrective actions, which may increase our development costs or operating costs. We believe that any fines, penalties, or corrective actions that may result from this matter will not have a material effect on our financial position, results of operations, or cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows certain information as of February 23, 2024 about our executive officers, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934. All officers are elected annually by our Board of Directors.

Name	Age	Position
Thomas E. Jorden	66	Chairman, Chief Executive Officer and President
Shannon E. Young III	52	Executive Vice President and Chief Financial Officer
Stephen P. Bell	69	Executive Vice President, Business Development
Andrea M. Alexander	42	Senior Vice President and Chief Human Resources Officer
Blake Sirgo	41	Senior Vice President, Operations
Adam Vela	50	Senior Vice President and General Counsel
Michael D. DeShazer	38	Vice President of Business Units
Gary Hlavinka	62	Vice President, Marcellus Business Unit
Todd M. Roemer	53	Vice President and Chief Accounting Officer
Kevin W. Smith	38	Vice President and Chief Technology Officer
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
Mr. Young was appointed Executive Vice President and Chief Financial Officer in July 2023. From 2019 to 2023, Mr. Young served as Executive Vice President and Chief Financial Officer of Talos Energy Inc. Prior to joining Talos Energy Inc.,

Mr. Young served in similar positions with Sheridan Production Company, LLC, Cobalt International Energy, Inc. and Talos Energy LLC. Mr. Young served as a Managing Director for the Global Energy Group at Goldman, Sachs & Co. from 2010 to 2014 and was an investment banker at Morgan Stanley from 1998 to 2010.
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
Ms. Alexander was appointed Senior Vice President and Chief Human Resources Officer in July 2023. Ms. Alexander served as Chief People Officer at Rent the Runway from June 2021 to July 2023. Ms. Alexander served in various roles of increasing responsibility, including Associate Partner and Professional Development Manager, at McKinsey & Company, a management consulting company, from 2009 to 2021.
Mr. Sirgo was appointed Senior Vice President of Operations in October 2022. Mr. Sirgo previously served as Vice President of Operations at Coterra from October 1, 2021 to October 1, 2022. Prior to the Merger with Cimarex in October 2021, Mr. Sirgo served in a number of technical and leadership roles since joining Cimarex in 2008, including Vice President of Operations from February 2020 to October 2021, Vice President of Operation Resources from November 2018 to February 2020, Permian Division Production Manager from June 2016 to November 2018, and in various engineering and production manager positions. Before joining Cimarex, Mr. Sirgo worked at Occidental Petroleum.
Mr. Vela was appointed Vice President and General Counsel in October 2022 and was promoted to Senior Vice President and General Counsel in August 2023. Mr. Vela previously served in various capacities at Coterra and Cimarex beginning in 2005, including Vice President, Assistant General Counsel, Chief Litigation Counsel and Corporate Counsel. Mr. Vela is a member of the Texas, Colorado, American and Houston Hispanic Bar associations, as well as the Foundation for Natural Resources and Energy Law.
Mr. DeShazer was appointed Vice President of Business Units following the Merger with Cimarex in October 2021. Mr. DeShazer joined Cimarex in 2007, serving in various engineering and reservoir manager positions, as well as multiple leadership roles, including Technology Group Manager from 2016 to 2018, Asset Evaluation Team Manager from 2018 to 2019 and Vice President of the Permian Business Unit in 2019.
Mr. Hlavinka was appointed Vice President of the Marcellus Business Unit in April 2022. Since joining Coterra, formerly Cabot Oil & Gas Corporation, in 1989, he has served in engineering and management roles across the Company’s operations, in multiple producing basins. Mr. Hlavinka worked initially as a Facility Engineer and District Superintendent in the Company’s West Virginia production operations, and subsequently as a Corporate Reservoir Engineer in Houston, Texas. In 2006 he was named West Region Engineering Manager for the Rocky Mountain and Mid-Continent operating areas, and in 2009 he was promoted to Regional Operations Manager for the North Region, with responsibility for Appalachian Basin operations and engineering.
Mr. Roemer was appointed Vice President and Chief Accounting Officer in July 2019. Mr. Roemer previously served as Vice President and Controller from February 2017 to July 2019 and Controller from March 2010 to February 2017. Prior to joining Coterra in 2010, Mr. Roemer was a Senior Manager in the energy practice of PricewaterhouseCoopers LLP. Mr. Roemer is a Certified Public Accountant in the state of Texas.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our $0.10 par value common stock is listed and principally traded on the NYSE under the ticker symbol “CTRA.” Cash dividends were paid to our common stockholders in each quarter of 2023. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other factors considered relevant by our Board of Directors.
As of February 6, 2024, there were 858 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
In February 2023, our Board of Directors terminated the previously authorized share repurchase plan and approved a new share repurchase program that authorizes us to purchase up to $2.0 billion of our common stock in the open market or in negotiated transactions. During the quarter ended December 31, 2023, we purchased 1 million shares of common stock for $29 million, bringing our total repurchases in 2023 to 17 million shares of common stock at a total cost of $418 million. As of December 31, 2023, we were authorized to repurchase up to approximately an additional $1.6 billion of our outstanding common stock.
The following table sets forth information regarding repurchases of our common stock during the quarter ended December 31, 2023.

Period (1)	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 2023	430	$26.90	430	$1,603
November 2023	307	$27.47	307	$1,595
December 2023(2)	333	$26.14	333	$1,586
Total	1,070		1,070
_______________________________________________________________________________
(1)All purchases during the covered periods were made under the new share repurchase program, which was approved by our Board of Directors in February 2023 and which authorized the repurchase of up to $2.0 billion of our common stock. The new share repurchase program does not have an expiration date.
(2)In December 2023, we purchased 332,634 shares of common stock delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis are based on management’s perspective and are intended to assist you in understanding our results of operations and our present financial condition and outlook. Our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K contain additional information that should be referenced when reviewing this material. This discussion and analysis also include forward-looking statements. Readers are cautioned that such forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties, including those described under “Forward-Looking Statements” in Part I of this report and “Risk Factors” in Part I, Item 1A of this report, which could cause actual results to differ materially from those included in this report.

OVERVIEW
Financial and Operating Overview
Financial and operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022 are as follows:
•Net income decreased $2.4 billion from $4.1 billion, or $5.09 per share, in 2022 to $1.6 billion, or $2.14 per share, in 2023.
•Net cash provided by operating activities decreased $1.8 billion, from $5.5 billion, in 2022 to $3.7 billion in 2023.
•Equivalent production increased 12.2 MMBoe from 231.3 MMBoe, or 633.8 MBoe per day, in 2022 to 243.5 MMBoe, or 667.1 MBoe per day, in 2023.
◦Natural gas production increased 28.4 Bcf from 1,024.3 Bcf, or 2,806 MMcf per day, in 2022 to 1,052.7 Bcf, or 2,884 MMcf per day, in 2023.
◦Oil production increased 3.2 MMBbl from 31.9 MMBbl, or 87 MBbl per day, in 2022 to 35.1 MMBbl, or 96 MBbl per day, in 2023.
◦NGL volumes increased 4.2 MMBbl from 28.7 MMBbl, or 79 MBbl per day, in 2022 to 32.9 MMBbl, or 90 MBbl per day, in 2023.
•Average realized prices:
◦Natural gas was $2.44 per Mcf in 2023, 50 percent lower than the $4.91 per Mcf price realized in 2022.
◦Oil was $76.07 per Bbl in 2023, 10 percent lower than the $84.33 per Bbl price realized in 2022.
◦NGL price for 2023 was $19.56 per Bbl, 42 percent lower than the $33.58 per Bbl price realized in 2022.
•Total capital expenditures for drilling, completion and other fixed assets were $2.1 billion in 2023 compared to $1.7 billion in 2022. The increase was driven by higher planned completion activity levels across our operations and higher costs.
•Increased our quarterly base dividend from $0.15 per share for regular quarterly dividends in 2022 to $0.20 per share in 2023 as part of our returns-focused strategy.
•Increased our quarterly base dividend from $0.20 per share to $0.21 per share in February 2024.
•Implemented our new $2.0 billion share repurchase program and repurchased 17 million shares for $418 million during the year ended December 31, 2023. Under our previous share repurchase program, we repurchased 48 million shares for $1.25 billion during the year ended December 31, 2022.
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
Oil prices have recovered in recent years from previous pandemic related market weakness, particularly on the demand side. Global conflict and supply chain disruptions drove high oil prices in 2022, which then moderated throughout 2023. OPEC+ reacted with supply reductions, helping to stabilize oil price levels during 2023. Oil and gas companies in the U.S. have largely refrained from expanding their existing production, which has contributed to steadier oil prices in 2023 as compared to recent years and to improved oil futures prices in early 2024.
Natural gas prices trended down year-over-year but strengthened in fourth quarter due to increased power demand. However, natural gas futures prices have declined in the first part of 2024 as the domestic market appears oversupplied.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may increase. Oil and natural gas prices have fallen significantly since their peak in 2022, and we expect commodity price volatility to continue driven by further geopolitical disruptions, including conflicts in the Middle East and actions of OPEC+, and swift near and medium term fluctuations in supply and demand. Although we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs increase significantly from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
In addition, the issue of, and increasing political and social attention on, climate change has resulted in both existing and pending national, regional and local legislation and regulatory measures, such as mandates for renewable energy and emissions reductions targeted at limiting or reducing emissions of GHGs. Changes in these laws or regulations may result in delays or restrictions in permitting and the development of projects, may result in increased costs and may impair our ability to move forward with our construction, completions, drilling, water management, waste handling, storage, transport and remediation activities, any of which could have an adverse effect on our financial results.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.

FINANCIAL CONDITION
Liquidity and Capital Resources
We strive to maintain an adequate liquidity level to address commodity price volatility and risk. Our liquidity requirements consist primarily of our planned capital expenditures, payment of contractual obligations (including debt maturities and interest payments), working capital requirements, dividend payments and share repurchases. Although we have no obligation to do so, we may also from time-to-time refinance or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise.
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand. However, from time to time, our investments may be funded by bank borrowings (including draws under our revolving credit agreement), sales of non-strategic assets, and private or public financing based on our monitoring of capital markets and our balance sheet. Our debt is currently rated as investment grade by the three leading rating agencies, and there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our debt rating fall below a certain level. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, current commodity prices, our liquidity position, our debt levels and leverage ratios, the size and mix of our production and proved reserves, and our cost structure. Credit ratings are not recommendations to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. A change in our debt rating could impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets in the future and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit agreement. We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement, we have the ability to finance our spending plans over the next twelve months and, based on current expectations, for the longer term.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At December 31, 2023 and 2022, we had a working capital surplus of $355 million and $1.0 billion, respectively. The decrease in our working capital surplus is primarily due to the reclassification during 2023 of $575 million of long-term debt scheduled to mature in September 2024 to current liabilities. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements over the next 12 months.
As of December 31, 2023, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $1.5 billion, and we had unrestricted cash on hand of $956 million.

Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash flows provided by operating activities	$3,658	$5,456	$1,667
Cash flows (used in) provided by investing activities	(2,059)	(1,674)	313
Cash flows used in financing activities	(1,317)	(4,145)	(1,086)
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
Net cash provided by operating activities in 2023 decreased by $1.8 billion compared to 2022. This decrease was primarily due to lower net income as a result of lower natural gas, oil and NGL revenue due to lower commodity prices, partially offset by higher production. This decrease was partially offset by lower operating costs, higher cash received on derivative settlements and a larger contribution from changes in working capital and other assets and liabilities.
Refer to “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $385 million from 2022 to 2023. The increase was primarily due to $389 million of higher capital expenditures due to our increased capital budget for 2023 compared to 2022 .
Financing Activities. Cash flows used in financing activities decreased by $2.8 billion from 2022 to 2023. The decrease was primarily due to $1.1 billion of lower dividend payments and $845 million of lower common stock repurchases during 2023, and $874 million net repayments of debt in 2022.
2022 and 2021 Compared. For information on the comparison of operating, investing, and financing cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Financial Condition (Cash Flows) included in the Coterra Energy Inc. Annual Report on Form 10-K for the year ended December 31, 2022, which information in incorporated by reference herein.
Revolving Credit Agreement
We had $1.5 billion of borrowing capacity under our revolving credit agreement at December 31, 2023. The revolving credit agreement is scheduled to mature in March 2028 and can be extended for additional one-year periods on up to two occasions upon the agreement of lenders holding at least 50 percent of the commitments under the credit agreement and us. Borrowings under our revolving credit agreement bear interest at a rate per annum equal to, at our option, (i) either a term secured overnight financing rate (“SOFR”) plus a 0.10 percent credit spread adjustment for all tenors or (ii) a base rate, in each case plus an interest rate margin which ranges from 0 to 75 basis points for base rate loans and 100 to 175 basis points for term SOFR loans based on our credit rating. Our revolving credit agreement includes certain customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter. At such time as we have no other debt in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a substantially similar leverage ratio, in lieu of such maximum leverage ratio covenant, the revolving credit agreement will instead require us to maintain a ratio of total debt to total capitalization of no more than 65 percent. At December 31, 2023, we were in compliance with all financial covenants for our revolving credit agreement. Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements,” for further details regarding the interest rate on future borrowings under the revolving credit agreement and our leverage ratio.
Certain Restrictive Covenants
Our ability to incur debt, incur liens, enter into mergers, sell assets, enter into transactions with affiliates, and engage in certain other activities are subject to certain restrictive covenants in our various debt instruments. In addition, the senior note agreement governing various series of senior notes that were issued in a private placement (the “private placement senior notes”) requires us to maintain a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of not less than 2.8 to 1.0 and requires us to maintain, as of the last day of any fiscal quarter, a maximum ratio of total debt to consolidated EBITDAX for the trailing four quarters of not more than 3.0 to 1.0. At December 31, 2023, we were in compliance with all financial covenants in our private placement senior notes. Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements,” for further details regarding the restrictive covenants contained in our various debt instruments.
Capitalization
Information about our capitalization is as follows:

	December 31,
(Dollars in millions)	2023	2022
Total debt	$2,161	$2,181
Stockholders' equity	13,039	12,659
Total capitalization	$15,200	$14,840
Debt to total capitalization	14%	15%
Cash and cash equivalents	$956	$673

Share repurchases. In February 2023, our Board of Directors approved a new share repurchase program which authorizes the purchase of up to $2.0 billion of our common stock in the open market or in negotiated transactions.
During 2023, we repurchased and retired 17 million shares of our common stock for $418 million under our authorized share repurchase program. During 2022, the Company repurchased 48 million shares of common stock for $1.25 billion under the February 2022 share repurchase program. During the years ended December 31, 2023 and 2022, 332,634 and 320,236 shares of common stock, respectively, were recorded as treasury stock and retired related to common shares that were retained from vested restricted stock awards for withholding of taxes.
In December 2022, our Board of Directors authorized the retirement of our common stock held in treasury as of December 31, 2022 and provided that prospectively, share repurchases and shares withheld for the vesting of stock awards will be retired in the period in which they are repurchased or withheld. Accordingly, as of December 31, 2023 and 2022, there were no common shares held in Treasury Stock on the Consolidated Balance Sheet.
Dividends. In February 2023, our Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share.

The following table presents our dividends paid on our common stock for the year ended December 31, 2023 and 2022.

	Rate per share
	Base	Variable	Total	Total Dividends Paid (In millions)
2023	$0.80	$0.37	$1.17	$895
2022	$0.60	$1.89	$2.49	$1,991
In February 2024, our Board of Directors approved an increase in our base quarterly dividend from $0.20 per share to $0.21 per share beginning in the first quarter of 2024, and approved a quarterly base dividend of $0.21 per share.

Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Year Ended December 31,
(In millions)	2023	2022	2021
Acquisitions(1) :
Proved	$—	$—	$7,472
Unproved	—	—	5,381
Total	$—	$—	$12,853

Capital expenditures
Drilling and completion	$1,979	$1,617	$688
Pipeline and gathering	91	56	9
Other	34	54	23
Capital expenditures for drilling, completion and other fixed asset additions	2,104	1,727	720
Capital expenditures for leasehold and property acquisitions	10	10	5
Exploration expenditures(2)	20	29	18
Total	$2,134	$1,766	$743
_______________________________________________________________________________
(1)These amounts represent the fair value of the proved and unproved properties recorded in the purchase price allocation with respect to the Merger. The purchase was funded through the issuance of our common stock.
(2)There were no exploratory dry hole costs in 2023, 2022 and 2021.
In 2023, we drilled 264 gross wells (169.4 net) and completed 288 gross wells (183.3 net), of which 98 gross wells (62.7 net) were drilled but uncompleted in prior years.
Our 2024 capital program is expected to be approximately $1.75 billion to $1.95 billion. We expect to turn-in-line 132 to 158 total net wells in 2024 across our three core operating areas. Approximately 60 percent of our drilling and completion capital will be invested in the Permian Basin, 23 percent in the Marcellus Shale and 17 percent in the Anadarko Basin (at the mid-point). The decrease in our year-over-year capital expenditures is primarily driven by lower planned spending in the Marcellus Shale, partially offset by modest increases in the Permian Basin and Anadarko Basin. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. As of December 31, 2023, our material contractual obligations include debt and related interest expense, gathering, processing and transportation agreements, lease obligations, operational agreements, drilling and completion obligations, derivative obligations and asset retirement obligations. Other joint owners in the properties operated by us could incur a portion of these costs. We expect that our sources of capital will be adequate to fund these obligations. Refer to the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further details.
We enter into arrangements that can give rise to material off-balance sheet obligations. As of December 31, 2023, the material off-balance sheet arrangements we had entered into included certain firm gathering, processing and transportation commitments and operating lease agreements with terms at commencement of less than 12 months for equipment used in our exploration and development activities. We have no other off-balance sheet debt or other similar unrecorded obligations.

RESULTS OF OPERATIONS
2023 and 2022 Compared
Operating Revenues

	Year Ended December 31,		Variance
(In millions)	2023	2022	Amount	Percent
Natural gas	$2,292	$5,469	$(3,177)	(58)%
Oil	2,667	3,016	(349)	(12)%
NGL	644	964	(320)	(33)%
Gain (loss) on derivative instruments	230	(463)	693	(150)%
Other	81	65	16	25%
	$5,914	$9,051	$(3,137)	(35)%
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
Natural Gas Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (Bcf)	1,052.7	1,024.3	28.4	3%	$152
Price variance ($/Mcf)	$2.18	$5.34	$(3.16)	(59)%	(3,329)
Total					$(3,177)
Natural gas revenues decreased $3.2 billion primarily due to significantly lower natural gas prices, partially offset by higher production. The increase in production was related to higher production in the Marcellus Shale, Permian Basin and Anadarko Basin.
Oil Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	35.1	31.9	3.2	10%	$302
Price variance ($/Bbl)	$75.97	$94.47	$(18.50)	(20)%	(651)
Total					$(349)
Oil revenues decreased $349 million primarily due to lower oil prices, offset by higher production mainly in the Permian Basin.
NGL Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2023	2022	Amount	Percent
Volume variance (MMBbl)	32.9	28.7	4.2	15%	$141
Price variance ($/Bbl)	$19.56	$33.58	$(14.02)	(42)%	(461)
Total					$(320)
NGL revenues decreased $320 million primarily due significantly lower NGL prices, partially offset by higher NGL volumes, particularly in the Permian Basin.

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
The following table presents the components of “Gain (loss) on derivative instruments” for the years indicated:

	Year Ended December 31,
(In millions)	2023	2022
Cash received (paid) on settlement of derivative instruments
Gas contracts	$280	$(438)
Oil contracts	4	(324)
Non-cash gain (loss) on derivative instruments
Gas contracts	(72)	149
Oil contracts	18	150
	$230	$(463)
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with volume and commodity mix, some are a function of the number of wells we own and operate, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our costs for services, labor and supplies have remained high due to on-going demand for those items, and to a lesser extent rising inflation and supply chain disruptions, all of which affected the cost of our operations throughout 2022. During 2023, these costs have begun to stabilize.
The following table reflects our operating costs and expenses for the years indicated and a discussion of the operating costs and expenses follows.

	Year Ended December 31,		Variance		Per Boe
(In millions, except per Boe)	2023	2022	Amount	Percent	2023	2022
Operating Expenses
Direct operations	$562	$460	$102	22%	$2.31	$1.99
Gathering, processing and transportation	975	955	20	2%	4.00	4.13
Taxes other than income	283	366	(83)	(23)%	1.16	1.58
Exploration	20	29	(9)	(31)%	0.08	0.13
Depreciation, depletion and amortization	1,641	1,635	6	—%	6.74	7.07
General and administrative	291	396	(105)	(27)%	1.20	1.70
	$3,772	$3,841	$(69)	(2)%
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include well workover activity necessary to maintain production from existing wells.

Direct operations consisted of lease operating expense and workover expense as follows:

	Year Ended December 31,			Per Boe
(In millions, except per Boe)	2023	2022	Variance	2023	2022
Direct Operations
Lease operating expense	$472	$370	$102	$1.94	$1.60
Workover expense	90	90	—	0.37	0.39
	$562	$460	$102	$2.31	$1.99
Lease operating expense increased primarily due to higher production levels. Additionally, lease operating expense on a per Boe basis generally increased due to increasing costs of equipment and field services, which began to stabilize in late 2023, and higher contract labor and employee-related costs.
Gathering, Processing and Transportation
Gathering, processing and transportation costs principally consist of expenditures to treat and transport production downstream from the wellhead, including gathering, fuel, and compression and processing costs, the last of which are incurred to extract NGLs from the raw natural gas stream. Gathering costs also include costs associated with operating our gas gathering infrastructure, including operating and maintenance expenses. Costs vary by operating area and will fluctuate with increases or decreases in production volumes, contractual fees, and changes in fuel and compression costs.
Gathering, processing and transportation increased $20 million primarily due to higher production levels, partially offset by lower costs in the Permian Basin and Anadarko Basin due to lower gathering and transportation rates which were driven by lower commodity prices during 2023 compared to the same period in 2022.
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
The following table presents taxes other than income for the years indicated:

	Year Ended December 31,
(In millions)	2023	2022	Variance
Taxes Other than Income
Production	$205	$282	$(77)
Drilling impact fees	23	31	(8)
Ad valorem	53	53	—
Other	2	—	2
	$283	$366	$(83)
Production taxes as a percentage of revenue (Permian and Anadarko Basins)	5.6%	5.5%
Taxes other than income decreased $83 million. Production taxes represented the majority of our taxes other than income, which decreased primarily due to lower oil, natural gas and NGL revenues. Drilling impact fees decreased primarily due to the timing of wells drilled in the Marcellus Shale and lower natural gas prices, which drive the fees assessed on our drilling activities.

Depreciation, Depletion and Amortization
DD&A expense consisted of the following for the periods indicated:

	Year Ended December 31,			Per Boe
(In millions, except per Boe)	2023	2022	Variance	2023	2022
DD&A Expense
Depletion	$1,509	$1,474	$35	$6.20	$6.37
Depreciation	74	91	(17)	0.30	0.40
Amortization of unproved properties	48	61	(13)	0.20	0.26
Accretion of ARO	10	9	1	0.04	0.04
	$1,641	$1,635	$6	$6.74	$7.07
Depletion of our producing properties is computed on a field basis using the unit-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $35 million primarily due to increased production partially offset by a lower depletion rate of $6.20 per Boe for 2023 compared to $6.37 per Boe for 2022.
Fixed assets consist primarily of gas gathering facilities, water infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Also included in our depreciation expense is the depreciation of the right-of-use asset associated with our finance lease gathering system. Depreciation expense decreased $17 million primarily due to a non-recurring impairment charge related to certain right-of-use assets (building leases) recorded in late 2022.
Unproved oil and gas properties are amortized based on our drilling experience and our expectation of converting our unproved leaseholds to proved properties. The rate of amortization depends on the timing and success of our exploration and development program. If development of unproved properties is deemed unsuccessful and the properties are abandoned or surrendered, the capitalized costs are expensed in the period the determination is made. Amortization of unproved properties decreased $13 million primarily due to a non-recurring charge related to the release of certain leaseholds that occurred in 2022.
General and Administrative
G&A expense consists primarily of salaries and related benefits, stock-based compensation, office rent, legal and consulting fees, systems costs and other administrative costs incurred.
The table below reflects our G&A expense for the periods identified:

	Year Ended December 31,
(In millions)	2023	2022	Variance
G&A Expense
General and administrative expense	$220	$241	$(21)
Stock-based compensation expense	59	86	(27)
Merger-related expense	12	69	(57)
	$291	$396	$(105)
G&A expense, excluding stock-based compensation and merger-related expenses, decreased $21 million primarily due to lower legal costs incurred in 2023 compared to 2022, and lower compensation and benefit costs due to the reduction in transition personnel throughout 2023.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense decreased $27 million primarily due to higher stock-based compensation costs during 2022 related to the accelerated vesting of employee performance shares and vesting of certain other awards, and a gain related to our deferred compensation plan associated with the liquidation of the Coterra stock in the plan in 2023. These decreases were partially offset by higher stock-based compensation costs related to new shares granted during 2023.
Merger-related expenses decreased $57 million primarily due to lower employee-related severance and termination benefits associated with the termination of transition employees. We accrued for these costs over the transition period during 2022 and early 2023, with substantially all of our expected severance costs being fully accrued over that time period. Merger-related expenses also decreased due to $7 million of transaction-related costs associated with the merger that were incurred in 2022.
Gain (Loss) on Sale of Assets
The increase in gain (loss) on sale of assets is due to the sale of certain non-core oil and gas properties and other equipment.
Interest Expense
The table below reflects our interest expense, net for the periods indicated:

	Year Ended December 31,
(In millions)	2023	2022	Variance
Interest Expense
Interest expense	$82	$110	$(28)
Debt premium amortization	(21)	(37)	16
Debt issuance cost amortization	3	4	(1)
Other	9	3	6
	$73	$80	$(7)
Interest expense decreased $28 million primarily due to the repayment of our 6.51% and 5.58% weighted-average private placement senior notes in August 2022 and the redemption of $750 million of the 4.375% senior notes in late 2022.
Debt premium amortization decreased $16 million primarily due to the redemption of $750 million of the 4.375% senior notes in late 2022.
Interest Income
Interest income increased $37 million primarily due to higher interest rates on higher cash balances.
Gain on Debt Extinguishment
In 2022, we paid down $874 million of our debt for $880 million and recognized a net gain on debt extinguishment of $28 million primarily due to the write off of related debt premiums and debt issuance costs.

Income Tax Expense

	Year Ended December 31,
(In millions)	2023	2022	Variance
Income Tax Expense
Current tax expense	$429	$869	$(440)
Deferred tax expense	74	235	(161)
	$503	$1,104	$(601)
Combined federal and state effective income tax rate	24%	21%
Income tax expense decreased $601 million primarily due to lower pre-tax income in 2023 compared to 2022, partially offset by a higher effective tax rate. The effective tax rate was higher for 2023 compared to 2022 due to differences in the non-recurring discrete items recorded during 2023 versus 2022.

2022 and 2021 Compared
For information on the comparison of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Coterra Energy Inc. Annual Report on Form 10-K for the year ended December 31, 2022, which information is incorporated by reference herein.

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
Oil and Gas Reserves
The process of estimating quantities of proved reserves is inherently imprecise, and the reserves data included in this document are only an estimate. The process relies on interpretations and judgment of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as commodity prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in the interpretations or assumptions could materially affect the estimated quantity and value of our reserves and can change substantially over time. Periodic revisions to the estimated reserves and future cash flows may be necessary as a result of reservoir performance, drilling activity, commodity prices, fluctuations in operating expenses, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserves estimates are generally different from the quantities ultimately recovered.
The reserves estimates of our oil and gas properties have been prepared by our reservoir engineering staff and certain of our reserves are subject to an evaluation performed by an independent third-party petroleum consulting firm. In 2023, greater than 90 percent of the total future net revenue discounted at 10 percent attributable to our proved reserves were subject to this evaluation. For more information regarding reserves estimation, including historical reserves revisions, refer to the Supplemental Oil and Gas Information included in Item 8.
Our rate of recording DD&A expense is dependent upon our estimate of proved reserves, which are utilized in our unit-of-production calculation. If the estimates of proved and proved developed reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it uneconomic to drill and produce higher cost fields. A five percent positive or negative revision to proved reserves would result in a decrease of $0.31 per Boe and an increase of $0.35 per Boe, respectively, on our DD&A rate. This estimated impact is based on current data, and actual events could require different adjustments to our DD&A rate.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to our unproved acreage amortization based on past drilling and exploration experience, our expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. Historically, the average property life in each of the geographical areas has not significantly changed and generally ranges from three to five years. The commodity price environment may impact the capital available for our drilling activities. We have considered these impacts when determining the amortization of our unproved acreage. If the average unproved property life decreases or increases by one year, the amortization would increase by approximately $12 million or decrease by $8 million, respectively, per year.
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
Our derivative contracts are measured based on quotes from our counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term, as applicable. These estimates are derived from or verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties for reasonableness. The determination of fair value also incorporates a credit adjustment for non-performance risk. We measure the non-performance risk of our counterparties by reviewing credit default swap spreads for the various financial institutions with which we have derivative transactions, while our non-performance risk is evaluated by using credit default swap spreads for various similarly rated companies in our sector.
Our financial condition, results of operations and liquidity can be significantly impacted by changes in the market value of our derivative instruments due to volatility of commodity prices, including changes in both index prices (such as NYMEX) and basis differentials.
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

Our effective tax rate is subject to variability as a result of factors other than changes in federal and state tax rates and changes in tax laws which could affect us. Our effective tax rate is affected by changes in the allocation of property, payroll and revenues among states in which we operate. A small change in our estimated future tax rate could have a material effect on current period earnings.
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
Recently Issued Accounting Pronouncements
Refer to Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of new accounting pronouncements that affect us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. The following quantitative and qualitative information is provided for financial instruments to which we were party to as of December 31, 2023 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
Derivative Instruments and Risk Management Activities
Our risk management strategy is designed to reduce the risk of commodity price volatility for our production in the oil and natural gas markets through the use of financial commodity derivatives. A committee that consists of members of senior management oversees our risk management activities. Our financial commodity derivatives generally cover a portion of our production and, while protecting us in the event of price declines, limit the benefit to us in the event of price increases. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our financial commodity derivatives. Please read the discussion below as well as Note 5 of the Notes to the Consolidated Financial Statements, “Derivative Instruments,” in Item 8 for a more detailed discussion of our derivatives.
Periodically, we enter into financial commodity derivatives, including collar, swap, and basis swap agreements, to protect against exposure to commodity price declines. All of our financial derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas or oil in exchange for paying a variable price based on a market-based index.

As of December 31, 2023, we had the following outstanding financial commodity derivatives:

	2024				2025				Fair Value Asset (Liability) (In millions)
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars									$67
Volume (MMBtu)	35,490,000	44,590,000	45,080,000	16,690,000	9,000,000	9,100,000	9,200,000	9,200,000
Weighted average floor ($/MMBtu)	$3.00	$2.70	$2.75	$2.75	$3.25	$3.25	$3.25	$3.25
Weighted average ceiling ($/MMBtu)	$5.38	$3.87	$3.94	$4.23	$4.79	$4.79	$4.79	$4.79
									$67

	2024				Fair Value Asset (Liability) (In millions)
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars					$26
Volume (MBbl)	2,730	2,730	1,840	1,840
Weighted average floor ($/Bbl)	$68.00	$68.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$91.37	$91.37	$90.01	$90.01

WTI Midland oil basis swaps					(1)
Volume (MBbl)	2,730	2,730	1,840	1,840
Weighted average differential ($/Bbl)	$1.16	$1.16	$1.17	$1.17
					$25
In January 2024, the Company entered into the following financial commodity derivatives:

	2024
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	300	455	920	920
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$85.02	$85.02	$81.49	$81.49

WTI Midland oil basis swaps
Volume (MBbl)	300	455	920	920
Weighted average differential ($/Bbl)	$1.10	$1.10	$1.10	$1.10

A significant portion of our production for 2024 and beyond is currently unhedged and directly exposed to the volatility in commodity prices, whether favorable or unfavorable.
During 2023, natural gas collars with floor prices ranging from $3.00 to $7.50 per MMBtu and ceiling prices ranging from $4.55 to $13.08 per MMBtu covered 174.9 Bcf, or 17 percent of natural gas production at a weighted-average price of $4.23 per MMBtu.
During 2023, oil collars with floor prices ranging from $65.00 to $80.00 per Bbl and ceiling prices ranging from $89.00 to $118.30 per Bbl covered 7.1 MMBbls, or 20 percent, of oil production at a weighted-average price of $68.75 per Bbl. Oil basis swaps covered 7.6 MMBbls, or 22 percent, of oil production at a weighted-average price of $0.92 per Bbl.
We are exposed to market risk on financial commodity derivative instruments to the extent of changes in market prices of the related commodity. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of oil and natural gas agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. Our counterparties are primarily commercial banks and financial service institutions that management believes present minimal credit risk and our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. We have not incurred any losses related to non-performance risk of our counterparties and we do not anticipate any material impact on our financial results due to non-performance by third parties. However, we cannot be certain that we will not experience such losses in the future.
Interest Rate Risk
At December 31, 2023, we had total debt of $2.2 billion (with a principal amount of $2.1 billion). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit agreement provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of December 31, 2023 and, therefore, no related exposure to interest rate risk.
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
The carrying amount and estimated fair value of debt is as follows:

	December 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,161	$2,015	$2,181	$1,955
Current maturities	(575)	(565)	—	—
Long-term debt, excluding current maturities	$1,586	$1,450	$2,181	$1,955

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coterra Energy Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Coterra Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Developed Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net

As described in Notes 1 and 3 to the consolidated financial statements, a significant portion of the Company’s properties and equipment, net balance of $12,835 million as of December 31, 2023 and depreciation, depletion and amortization (DD&A) expense of $1,635 million for the year ended December 31, 2023 relate to proved oil and gas properties. The Company uses the successful efforts method of accounting for its oil and gas producing activities. As disclosed by management, the Company’s rate of recording DD&A expense is dependent upon the estimate of proved reserves and proved developed reserves, which are utilized in the unit-of-production calculation. In estimating proved oil and natural gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data, as well as the use of certain economic assumptions such as commodity prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved developed oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved developed oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of data used by the specialists, and evaluating the specialists’ findings.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 23, 2024

We have served as the Company’s auditor since 1989.

COTERRA ENERGY INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In millions, except per share amounts)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$956	$673
Restricted cash	9	10
Accounts receivable, net	843	1,221
Income taxes receivable	51	89
Inventories	59	63
Derivative instruments	85	146
Other current assets	12	9
Total current assets	2,015	2,211
Properties and equipment, net (Successful efforts method)	17,933	17,479
Other assets	467	464
	$20,415	$20,154
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$803	$844
Current portion of long-term debt	575	—
Accrued liabilities	261	328
Interest payable	21	21
Total current liabilities	1,660	1,193
Long-term debt	1,586	2,181
Deferred income taxes	3,413	3,339
Asset retirement obligations	280	271
Other liabilities	429	500
Total liabilities	7,368	7,484

Commitments and contingencies (Note 8)

Cimarex redeemable preferred stock	8	11

Stockholders' equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2023 and 2022
Issued — 751 shares and 768 shares in 2023 and 2022, respectively	75	77
Additional paid-in capital	7,587	7,933
Retained earnings	5,366	4,636
Accumulated other comprehensive income	11	13
Total stockholders' equity	13,039	12,659
	$20,415	$20,154
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
OPERATING REVENUES
Natural gas	$2,292	$5,469	$2,798
Oil	2,667	3,016	616
NGL	644	964	243
Gain (loss) on derivative instruments	230	(463)	(221)
Other	81	65	13
	5,914	9,051	3,449
OPERATING EXPENSES
Direct operations	562	460	156
Gathering, processing and transportation	975	955	663
Taxes other than income	283	366	83
Exploration	20	29	18
Depreciation, depletion and amortization	1,641	1,635	693
General and administrative	291	396	270
	3,772	3,841	1,883
Gain (loss) on sale of assets	12	(1)	(2)
INCOME FROM OPERATIONS	2,154	5,209	1,564
Interest expense	73	80	62
Interest income	(47)	(10)	—
Gain on debt extinguishment	—	(28)	—
Other income	—	(2)	—
Income before income taxes	2,128	5,169	1,502
Income tax expense	503	1,104	344
NET INCOME	$1,625	$4,065	$1,158

Earnings per share
Basic	$2.14	$5.09	$2.30
Diluted	$2.13	$5.08	$2.29

Weighted-average common shares outstanding
Basic	756	796	503
Diluted	760	799	504
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$1,625	$4,065	$1,158
Postretirement benefits:
Amortization of net actuarial gain(1)	$(2)	$—	$—	0
Net actuarial gain(2)	—	12	—
Amortization of prior service credit(3)	—	(1)	(1)
Plan amendment (4)	—	1	—
Total other comprehensive (loss) income	(2)	12	(1)
Comprehensive income	$1,623	$4,077	$1,157
_______________________________________________________________________________
(1)Net of income taxes of less than $1 million for the year ended December 31, 2023.
(2)Net of income taxes of $3 million for the year ended December 31, 2022 .
(3)Net of income taxes of less than $1 million for each of the years ended December 31, 2022 and 2021.
(4)Net of income taxes of less than $1 million for the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In millions)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,625	$4,065	$1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,641	1,635	693
Deferred income tax expense	74	235	126
(Gain) loss on sale of assets	(12)	1	2
(Gain) loss on derivative instruments	(230)	463	221
Net cash received (paid) in settlement of derivative instruments	284	(762)	(431)
Amortization of debt premium and debt issuance costs	(18)	(40)	(10)
Gain on debt extinguishment	—	(28)	—
Stock-based compensation and other	57	73	52
Changes in assets and liabilities:
Accounts receivable, net	378	(184)	(229)
Income taxes	38	(118)	34
Inventories	4	(24)	5
Other current assets	(3)	(4)	(4)
Accounts payable and accrued liabilities	(180)	96	47
Interest payable	—	(5)	6
Other assets and liabilities	—	53	(3)
Net cash provided by operating activities	3,658	5,456	1,667
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(2,089)	(1,700)	(723)
Capital expenditures for leasehold and property acquisitions	(10)	(10)	(5)
Proceeds from sale of assets	40	36	8
Cash received from Merger	—	—	1,033
Net cash (used in) provided by investing activities	(2,059)	(1,674)	313
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from debt	—	—	100
Repayments of debt	—	(874)	(288)
Repayments of finance leases	(6)	(6)	(2)
Common stock repurchases	(405)	(1,250)	—
Dividends paid	(890)	(1,992)	(780)
Cash paid for conversion of redeemable preferred stock	(1)	(10)	—
Tax withholding on vesting of stock awards	(10)	(25)	(114)
Capitalized debt issuance costs	(7)	—	(4)
Cash received for stock option exercises	2	12	2
Net cash used in financing activities	(1,317)	(4,145)	(1,086)
Net increase (decrease) in cash, cash equivalents and restricted cash	282	(363)	894
Cash, cash equivalents and restricted cash, beginning of period	683	1,046	152
Cash, cash equivalents and restricted cash, end of period	$965	$683	$1,046
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2020	478	$48	79	$(1,823)	$1,804	$2	$2,185	$2,216
Net income	—	—	—	—	—	—	1,158	1,158
Issuance of common stock for merger	408	41	—	—	9,042	—	—	9,083
Issuance of replacement awards and options for merger consideration	4	—	—	—	37	—	—	37
Exercise of stock options	—	—	—	—	2	—	—	2
Stock amortization and vesting	3	—	—	(3)	26	—	—	23
Cash dividends:
Common stock at $1.12 per share	—	—	—	—	—	—	(779)	(779)
Preferred stock at $20.3125 per share	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balance at December 31, 2021	893	$89	79	$(1,826)	$10,911	$1	$2,563	$11,738
Net income	—	—	—	—	—	—	4,065	4,065
Exercise of stock options	1	—	—	—	12	—	—	12
Stock amortization and vesting	1	1	1	(9)	54	—	—	46
Common stock repurchases	—	—	48	(1,250)	—	—	—	(1,250)
Common stock retirements	(128)	(13)	(128)	3,085	(3,072)	—	—	—
Conversion of Cimarex redeemable preferred stock	1	—	—	—	28	—	—	28
Cash dividends:
Common stock at $2.49 per share	—	—	—	—	—	—	(1,991)	(1,991)
Preferred stock at $20.3125 per share	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	12	—	12
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	1,625	1,625
Exercise of stock options	—	—	—	—	2	—	—	2
Stock amortization and vesting	—	—	—	(9)	65	—	—	56
Common stock repurchases	—	—	17	(409)	—	—	—	(409)
Common stock retirements	(17)	(2)	(17)	418	(416)	—	—	—
Conversion of Cimarex redeemable preferred stock	—	—	—	—	3	—	—	3
Cash dividends on common stock at $1.17 per share	—	—	—	—	—	—	(895)	(895)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
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
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds and other investments that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in four financial institutions at December 31, 2023. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.
Restricted Cash
Restricted cash includes cash that is legally or contractually restricted as to withdrawal or usage. As of December 31, 2023 and 2022, the restricted cash balance of $9 million and $10 million, respectively, includes cash deposited in escrow accounts that are restricted for use.
Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts based on the Company’s estimate of future expected credit losses on outstanding receivables.
Inventories
Inventories are primarily comprised of tubular goods and well equipment and are carried at average cost. Inventories are assessed periodically for obsolescence.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to the Company’s unproved acreage amortization based on past drilling and exploration experience, the Company’s expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights.
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
Additional retirement obligations increase the liability associated with new oil and gas wells and other facilities as these obligations are incurred. Accretion expense is included in DD&A expense in the Consolidated Statement of Operations.
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
The Company recognizes accrued interest related to uncertain tax positions in interest expense and accrued penalties related to such positions in G&A expense in the Consolidated Statement of Operations.
Stock-Based Compensation
The Company accounts for stock-based compensation under the fair value method of accounting. Under this method, compensation cost is measured at the grant date for equity-classified awards and re-measured each reporting period for liability-classified awards based on the fair value of an award and is recognized over the service period, which is generally the vesting period. To calculate fair value, the Company uses a Black Scholes or Monte Carlo valuation model based on the specific provisions of the award. Stock-based compensation cost for all types of awards is included in G&A expense in the Consolidated Statement of Operations.
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
Environmental Matters
Environmental expenditures are expensed or capitalized, as appropriate, depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not have future economic benefit are expensed. Liabilities related to future costs are recorded on an undiscounted basis when environmental assessments and remediation activities are probable and the costs can be reasonably estimated. Any insurance recoveries are recorded as assets when received.
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
During the year ended December 31, 2023, two customers accounted for approximately 19 percent and 17 percent of the Company’s total sales. During the year ended December 31, 2022, two customers accounted for approximately 13 percent and 11 percent of the Company’s total sales. During the year ended December 31, 2021, no customer accounted for more than 10 percent of the Company’s total sales.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard includes additional clarification and implementation guidance related to significant expense principle, single reportable segment entities, and disclosing multiple measures of a segment’s profit or loss. The ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and retrospective application. The adoption of ASU No. 2023-07 is not expected to have any effect on the Company's financial position, results of operations or cash flows as it modifies disclosure requirements only.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosure. This ASU requires additions to income tax disclosures, including among other things, a further breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, and the disaggregation of the rate reconciliation into eight specific categories with both dollar amounts and percentages. The ASU will be effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The adoption of ASU No. 2023-09 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only.
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
Unaudited Pro Forma Financial Information
The results of Cimarex’s operations have been included in the Company’s consolidated financial statements since October 1, 2021, the effective date of the Merger. The following supplemental pro forma information for the year ended December 31, 2021, has been prepared to give effect to the Cimarex acquisition as if it had occurred on January 1, 2020. The information below reflects pro forma adjustments based on available information and certain assumptions that Coterra believes are factual and supportable. The pro forma results of operations do not include any cost savings or other synergies resulting from the acquisition or any estimated costs that have been or will be incurred by Coterra to integrate the acquired assets.
The pro forma information is not necessarily indicative of the results that might have occurred had the transaction actually taken place on January 1, 2020, and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors.

Year Ended December 31,
(In millions, except per share information)	2021
Pro forma revenue	$5,236
Pro forma net income	1,205

Pro forma basic earnings per share	$1.49
Pro forma diluted earnings per share	$1.48
Other Information
In connection with the Merger, the Company recognized $42 million of transaction costs for the year ended December 31, 2021. These fees primarily related to bank, legal and accounting fees and are included in G&A expense in the Consolidated Statement of Operations.

3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

	December 31,
(In millions)	2023	2022
Proved oil and gas properties	$19,582	$17,085
Unproved oil and gas properties	4,617	5,150
Gathering and pipeline systems	527	450
Land, buildings and other equipment	216	183
Finance lease right-of-use asset	25	24
	24,967	22,892
Accumulated DD&A	(7,034)	(5,413)
	$17,933	$17,479
Capitalized Exploratory Well Costs
As of and for the years ended December 31, 2023, 2022 and 2021, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.
4. Long-Term Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt.

	December 31,
(In millions)	2023	2022
Total debt
3.65% weighted-average private placement senior notes(1)	$825	$825
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
Revolving credit agreement	—	—
Total	2,075	2,075
Unamortized debt premium	90	111
Unamortized debt issuance costs	(4)	(5)
Total debt	$2,161	$2,181
Less: current portion of long-term debt	575	—
Long-term debt	$1,586	$2,181
_______________________________________________________________________________
(1)The 3.65% weighted-average senior notes have bullet maturities of $575 million and $250 million due in September 2024 and 2026, respectively.
Private Placement Senior Notes
The private placement senior notes are general, unsecured obligations of the Company. Interest on each series of private placement senior notes is payable semi-annually. Under the terms of the note purchase agreement, the Company may prepay all or any portion of the notes of each series on any date at a price equal to the principal amount thereof plus accrued and unpaid interest plus a make-whole premium.
During 2022, the Company repaid $37 million of its 6.51% weighted-average senior notes for $38 million and $87 million of its 5.58% weighted-average senior notes for $92 million prior to their original maturity dates, and recognized a net loss on debt extinguishment of $7 million.
The note purchase agreement provides that the Company must maintain a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of not less than 2.8 to 1.0 and requires the Company to maintain, as of the last day of any fiscal quarter, a maximum ratio of total debt to consolidated EBITDAX for the trailing four quarters of not more than 3.0 to 1.0. There are also various other covenants and events of default customarily found in such debt instrument.

As of December 31, 2023, the Company was in compliance with its financial covenants under the private placement senior notes.
Senior Notes
The 3.90% senior notes due 2027 and the 4.375% senior notes due 2029 (the “Senior Notes”) are general, unsecured obligations of the Company. Interest on each series of Senior Notes is payable semi-annually. Under the terms of the indenture documents governing the Senior Notes, the Company may redeem all or any portion of the Senior Notes of each series on any date at a price equal to the principal amount thereof plus applicable redemption prices described in the governing indentures. The Company is also subject to various covenants and events of default customarily found in such debt instruments.

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
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either (i) a term secured overnight financing rate (“SOFR”) plus a 0.10 percent credit spread adjustment for all tenors or (ii) a base rate, in each case plus an interest rate margin which ranges from 0 to 75 basis points for base rate loans and 100 to 175 basis points for term SOFR loans based on the Company’s credit rating. The commitment fee on the unused available credit is calculated at annual rates ranging from 10 basis points to 27.5 basis points based on the Company’s credit rating. The Credit Agreement matures on March 10, 2028. The maturity date can be extended for additional one-year periods on up to two occasions upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the Credit Agreement.
The Credit Agreement contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter. At such time as the Company has no other debt in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a substantially similar leverage ratio, in lieu of such maximum leverage ratio covenant, the revolving credit agreement will instead require maintenance of a ratio of total debt to total capitalization of no more than 65 percent (with all calculations based on definitions contained in the Credit Agreement).
Concurrently with the Company’s entry into the Credit Agreement, the Company terminated its then-existing Second Amended and Restated Credit Agreement, dated as of April 22, 2019, with the lenders party thereto and JPMorgan, as administrative agent thereunder.
At December 31, 2023, there were no borrowings outstanding under the Company’s Credit Agreement and unused commitments were $1.5 billion.

5. Derivative Instruments
As of December 31, 2023, the Company had the following outstanding financial commodity derivatives:

	2024				2025
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars
Volume (MMBtu)	35,490,000	44,590,000	45,080,000	16,690,000	9,000,000	9,100,000	9,200,000	9,200,000
Weighted average floor ($/MMBtu)	$3.00	$2.70	$2.75	$2.75	$3.25	$3.25	$3.25	$3.25
Weighted average ceiling ($/MMBtu)	$5.38	$3.87	$3.94	$4.23	$4.79	$4.79	$4.79	$4.79

	2024
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	2,730	2,730	1,840	1,840
Weighted average floor ($/Bbl)	$68.00	$68.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$91.37	$91.37	$90.01	$90.01

WTI Midland oil basis swaps
Volume (MBbl)	2,730	2,730	1,840	1,840
Weighted average differential ($/Bbl)	$1.16	$1.16	$1.17	$1.17
In January 2024, the Company entered into the following financial commodity derivatives:

	2024
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	300	455	920	920
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$85.02	$85.02	$81.49	$81.49

WTI Midland oil basis swaps
Volume (MBbl)	300	455	920	920
Weighted average differential ($/Bbl)	$1.10	$1.10	$1.10	$1.10

Effect of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
(In millions)	Balance Sheet Location	2023	2022	2023	2022
Commodity contracts	Derivative instruments (current)	$85	$146	$—	$—
Commodity contracts	Other assets (non-current)	7	—	—	—
		$92	$146	$—	$—

Offsetting of Derivative Assets and Liabilities in the Consolidated Balance Sheet

	December 31,
(In millions)	2023	2022
Derivative assets
Gross amounts of recognized assets	$93	$147
Gross amounts offset in the consolidated balance sheet	(1)	(1)
Net amounts of assets presented in the consolidated balance sheet	92	146
Gross amounts of financial instruments not offset in the consolidated balance sheet	1	2
Net amount	$93	$148

Derivative liabilities
Gross amounts of recognized liabilities	$1	$1
Gross amounts offset in the consolidated balance sheet	(1)	(1)
Net amounts of liabilities presented in the consolidated balance sheet	—	—
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	1
Net amount	$—	$1
Effect of Derivative Instruments on the Consolidated Statement of Operations

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash received (paid) on settlement of derivative instruments
Gas contracts	$280	$(438)	$(307)
Oil contracts	4	(324)	(124)
Non-cash gain (loss) on derivative instruments
Gas contracts	(72)	149	99
Oil contracts	18	150	111
	$230	$(463)	$(221)
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
Certain counterparties to the Company’s derivative instruments are also lenders under its Credit Agreement. The Company’s Credit Agreement and derivative instruments contain certain cross default and acceleration provisions that may require immediate payment of the Company’s liabilities thereunder if the Company defaults on other material indebtedness. The Company also has netting arrangements with each of its counterparties that allow it to offset assets and liabilities from separate derivative contracts with that counterparty.

6. Fair Value Measurements
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
Assets
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	93	93
Total assets	$33	$—	$93	$126
Liabilities
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	1	1
Total liabilities	$33	$—	$1	$34

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
Assets
Deferred compensation plan	$43	$—	$—	$43
Derivative instruments	—	—	147	147
Total assets	$43	$—	$147	$190
Liabilities
Deferred compensation plan	$55	$—	$—	$55
Derivative instruments	—	—	1	1
Total liabilities	$55	$—	$1	$56
The Company’s investments associated with its deferred compensation plan consist of mutual funds and deferred shares of the Company’s common stock that are publicly traded and for which market prices are readily available. In early 2023, all shares of the Company’s common stock held in the deferred compensation plan were sold and invested in other investment options.
The derivative instruments were measured based on quotes from the Company’s counterparties or internal models. Such quotes and models have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using credit default swap spreads for various similarly rated companies in the same sector as the Company. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
(In millions)	2023	2022	2021
Balance at beginning of period	$146	$(152)	$24
Total gain (loss) included in earnings	230	(446)	(532)
Settlement (gain) loss	(284)	744	356
Balance at end of period	$92	$146	$(152)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$92	$179	$(154)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of December 31, 2023, 2022 and 2021, additional disclosures were not required.
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
The carrying amount and estimated fair value of debt is as follows:

	December 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,161	$2,015	$2,181	$1,955
Current maturities	(575)	(565)	—	—
Long-term debt, excluding current maturities	$1,586	$1,450	$2,181	$1,955

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Balance at beginning of period	$277	$263	$86
Liabilities assumed in Merger	—	—	175
Liabilities incurred	6	10	6
Liabilities settled	(1)	(3)	(10)
Liabilities divested	(4)	(2)	—
Accretion expense	11	9	6
Balance at end of period	289	277	$263
Less: current asset retirement obligation	(9)	(6)	(4)
Noncurrent asset retirement obligation	$280	$271	$259
8. Commitments and Contingencies
Gathering, Processing and Transportation Agreements
Gathering, Processing and Transportation Commitments
The Company has entered into certain gathering and transportation agreements with various pipeline carriers. Under certain of these agreements, the Company is obligated to ship minimum daily quantities, or pay for any deficiencies at a specified rate. The Company’s forecasted production to be shipped on these pipelines is expected to exceed minimum daily quantities provided in the agreements. The Company is also obligated under certain of these arrangements to pay a demand charge for firm capacity rights on pipeline systems regardless of the amount of pipeline capacity utilized by the Company. If the Company does not utilize the capacity, it can release it to others, thus reducing its potential liability.
As of December 31, 2023, the Company’s future minimum obligations under gathering and transportation agreements are as follows:

(In millions)
2024	$123
2025	192
2026	174
2027	168
2028	131
Thereafter	821
$1,609
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

As of December 31, 2023, the Company’s future minimum obligations under gas processing agreements are as follows:

(In millions)
2024	$97
2025	96
2026	84
2027	80
2028	72
Thereafter	85
$514
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
As of December 31, 2023, the Company’s future minimum obligations under these delivery commitments are as follows:

(In millions)
2024	$37
2025	27
2026	24
2027	18
2028	13
Thereafter	—
$119
As of December 31, 2023, the Company had accrued a liability of $11 million associated with these commitments, representing the present value of estimated amounts payable due to insufficient forecasted delivery volumes.
Water Delivery Commitments
The Company has minimum volume water delivery commitments associated with a water services agreement that expires in 2030. The Company is obligated to deliver minimum daily quantities or pay for any deficiencies at a specified rate.
As of December 31, 2023, the Company’s future minimum obligations under this water delivery commitment are as follows:

(In millions)
2024	$7
2025	7
2026	7
2027	7
2028	7
Thereafter	11
$46
As of December 31, 2023, the Company had accrued a liability of $21 million associated with this commitment, representing the present value of estimated amounts payable due to insufficient forecasted delivery volumes.
Lease Commitments
The Company has operating leases for office space, surface use agreements, compressor services, electric hydraulic fracturing services, and other leases. The leases have remaining terms ranging from one month to 22 years, including options to extend leases that the Company is reasonably certain to exercise. During the year ended December 31, 2023, the Company recognized operating lease cost and variable lease cost of $127 million and $139 million, respectively. During the year ended

December 31, 2022, the Company recognized operating lease cost and variable lease cost of $104 million and $9 million, respectively.
Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days to one year. Lease cost of $777 million and $265 million was recognized on short-term leases during the year ended December 31, 2023 and 2022, respectively. Certain lease costs are capitalized and included in properties and equipment, net in the Consolidated Balance Sheet because they relate to drilling and completion activities, while other costs are expensed because they relate to production and administrative activities.
As of December 31, 2023, the Company’s future undiscounted minimum cash payment obligations for its operating lease liabilities are as follows:

(In millions)	Year Ending December 31,
2024	$128
2025	113
2026	53
2027	22
2028	19
Thereafter	54
Total undiscounted future lease payments	389
Present value adjustment	(36)
Net operating lease liabilities	$353
As of December 31, 2023, the Company’s future undiscounted minimum cash payment obligations for its financing lease liabilities are as follows:

(In millions)	Year Ending December 31,
2024	$7
2025	5
Total undiscounted future lease payments	12
Present value adjustment	—
Net financing lease liabilities	$12

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$132	$104
Financing cash flows from financing leases	$6	$6

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating and financing leases is summarized below:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	4.5	4.6
Financing leases	1.7	2.7
Weighted-average discount rate
Operating leases	3.9%	3.3%
Financing leases	2.1%	2.4%

Legal Matters
Securities Litigation
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Dan O. Dinges, its then-Chief Executive Officer, and Scott C. Schroeder, its then-Chief Financial Officer, alleging that the Company made misleading statements in its periodic filings with the SEC in violation of Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs allege misstatements in the Company’s public filings and disclosures over a number of years relating to its potential liability for alleged environmental violations in Pennsylvania. The plaintiffs allege that such misstatements caused a decline in the price of the Company’s common stock when it disclosed in its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2019 two notices of violations from the Pennsylvania Department of Environmental Protection and an additional decline when it disclosed on June 15, 2020 the criminal charges brought by the Office of the Attorney General of the Commonwealth of Pennsylvania related to alleged violations of the Pennsylvania Clean Streams Law, which prohibits discharge of industrial wastes. The court appointed Delaware County Employees Retirement System to represent the purported class on February 3, 2021. In April 2021, the complaint was amended to include Phillip L. Stalnaker, the Company’s then-Senior Vice President of Operations, as a defendant. The plaintiffs seek monetary damages, interest and attorney’s fees.
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
On February 25, 2021, the Company filed a motion to transfer the class action lawsuit to the U.S. District Court for the Southern District of Texas, in Houston, Texas, where its headquarters are located. On June 11, 2021, the Company filed a motion to dismiss the class action lawsuit on the basis that the plaintiffs’ allegations do not meet the requirements for pleading a claim under Section 10(b) or Section 20 of the Exchange Act. On June 22, 2021, the motion to transfer the class action lawsuit to the Southern District of Texas was granted. Pursuant to the prior agreement of the parties, the consolidated derivative case discussed in the preceding paragraph was also transferred to the Southern District of Texas on July 12, 2021. Subsequently, an additional stockholder derivative action styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the benefit of Geri D. Treppel and Larry A. Treppel v. Dinges, et al. (U.S. District Court, Southern District of Texas, Houston Division), asserting substantially similar Delaware common law claims as in the existing derivative cases, was filed in the Southern District of Texas and consolidated with the existing consolidated derivative cases. On January 12, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the class action lawsuit but allowed the plaintiffs to file an amended complaint. The class action plaintiffs filed their amended complaint on February 11, 2022. The Company filed a motion to dismiss the amended class action complaint on March 10, 2022. On August 10, 2022, the U.S. District Court for the Southern District of Texas granted in part and denied in part the Company’s motion to dismiss the amended class action complaint, dismissing certain claims with prejudice but allowing certain claims to proceed. The Company filed its answer to the amended class action complaint on September 14, 2022. The class action case is presently in the discovery stage. On September 27, 2023, the U.S. District Court for the Southern District of Texas granted the class action plaintiffs’ motion for class certification. The Company filed a petition on October 11, 2023, for leave to appeal the class certification order, which the U.S. Court of Appeals for the Fifth Circuit denied on November 17, 2023. On October 20, 2023, the class action plaintiffs filed a motion for leave to amend the class action complaint to assert additional claims, including claims regarding the Company’s 2018 and 2019 production guidance. On January 8, 2024, the U.S. District Court for the Southern District of Texas granted plaintiffs’ motion to add additional claims regarding the Company’s 2019 production guidance and certain environmental disclosures made on or after July 26, 2019, but dismissed plaintiffs’ proposed new claims over the 2018 production guidance as barred by the applicable statute of repose. The Company intends to vigorously defend the class action.
With respect to the consolidated derivative cases, on April 1, 2022, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss such consolidated derivative cases but allowed the plaintiffs to file an amended complaint. The derivative plaintiffs filed their third amended complaint on May 16, 2022. The Company filed its motion to dismiss such amended complaint on June 24, 2022, and filed its reply in support of such motion to dismiss on September 4, 2022. On March 27, 2023, the U.S. District Court for the Southern District of Texas denied the motion to dismiss the derivative case as moot and ordered the Company to file a renewed motion to dismiss addressing certain issues regarding the impact of the class action litigation on the derivative case. The Company filed its renewed motion to dismiss on April 28, 2023. On January 2, 2024, the Court issued an order and final judgment granting the Company’s motion to dismiss and dismissing the derivative case with prejudice. The derivative plaintiffs filed a notice of appeal regarding the final judgement on February 1, 2024. The Company intends to vigorously defend any further proceedings in the derivative lawsuit.
Other Legal Matters
The Company is a defendant in various other legal proceedings arising in the normal course of business. All known liabilities are accrued when management determines they are probable and the potential loss is estimable. While the outcome and impact of these legal proceedings on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material effect on the Company’s financial position, results of operations or cash flows.
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
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Year Ended December 31,
(In millions)	2023	2022	2021
OPERATING REVENUES
Natural gas	$2,292	$5,469	$2,798
Oil	2,667	3,016	616
NGL	644	964	243
Other	81	65	13
	$5,684	$9,514	$3,670
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
As of December 31, 2023, the Company has $6.6 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 15 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $723 million and $1.1 billion as of December 31, 2023 and 2022, respectively, and are reported in accounts receivable, net in the Consolidated Balance Sheet. As of December 31, 2023 and 2022, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.

10. Income Taxes
Income tax expense is summarized as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Current
Federal	$387	$791	$207
State	42	78	11
	429	869	218
Deferred
Federal	52	217	119
State	22	18	7
	74	235	126
Income tax expense	$503	$1,104	$344
Income tax expense was different than the amounts computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2023		2022		2021
(In millions, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” federal income tax	$447	21.00%	$1,085	21.00%	$315	21.00%
State income tax, net of federal income tax benefit	29	1.35%	93	1.80%	24	1.59%
Deferred tax adjustment related to change in overall state tax rate	16	0.73%	(23)	(0.45)%	(7)	(0.46)%
Valuation allowance	3	0.13%	(66)	(1.28)%	3	0.22%
Excess executive compensation	11	0.50%	10	0.20%	15	1.03%
Reserve on uncertain tax positions	6	0.31%	6	0.12%	1	0.05%
Tax credits generated	(14)	(0.65)%	(34)	(0.66)%	(6)	(0.39)%
Other, net	5	0.27%	33	0.62%	(1)	(0.14)%
Income tax expense	$503	23.64%	$1,104	21.35%	$344	22.90%
In 2023, the Company's overall effective tax rate increased compared to 2022, primarily due to tax expenses recorded in 2023 compared to tax benefits recorded in 2022 from the release of valuation allowances primarily associated with state net operating loss carryforwards and deferred tax adjustments related to changes in the overall state tax rate. The overall effective tax rate decreased in 2022 compared to 2021, primarily due to tax benefits recorded in 2022 compared to 2021 from the release of valuation allowances primarily associated with state net operating loss carryforwards, a decrease in the non-deductible excess executive compensation paid in 2022 compared to 2021, and greater research and development tax credit benefits recorded in 2022 compared to 2021 related to amended prior-year returns.

The composition of net deferred tax liabilities is as follows:

	December 31,
(In millions)	2023	2022
Deferred Tax Assets
Net operating losses	$173	$196
Incentive compensation	47	24
Deferred compensation	5	30
Capital loss carryforward	16	16
Leases	96	96
Other	42	38
Less: valuation allowance	(114)	(110)
Total	265	290
Deferred Tax Liabilities
Properties and equipment	3,558	3,498
Leases	98	97
Derivative instruments	21	33
Other	1	1
Total	3,678	3,629
Net deferred tax liabilities	$3,413	$3,339
At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $383 million, of which $318 million is subject to expiration in years 2035 through 2037, and of which $65 million does not expire. The Company had a valuation allowance on $38 million of the federal net operating loss carryforwards, but believes the remaining $345 million will be fully utilized prior to expiration. The Company had gross state net operating loss carryforwards of $2.7 billion at December 31, 2023, primarily expiring between 2023 and 2043, with all but $151 million covered by a valuation allowance. The Company had a capital loss carryforward of $71 million, which can only be used to offset future capital gains, and expires in 2024. Accordingly, all but $6 million has been offset with a valuation allowance. The Company also had enhanced oil recovery credits of $4 million at December 31, 2023 that are fully offset by valuation allowances.
As of December 31, 2023, the Company had $8 million of valuation allowances on the deferred tax benefits related to federal net operating loss carryforwards, $87 million of valuation allowances on the deferred tax benefits related to state net operating loss carryforwards, $15 million of valuation allowances on the deferred tax benefits related to capital loss carryforwards, and $4 million of valuation allowances on the deferred tax benefits related to enhanced oil recovery credits. The Company believes it is more likely than not that the remainder of its deferred tax benefits will be utilized prior to their expiration.
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Balance at beginning of period	$13	$7	$6
Additions for tax positions of current period	4	1	1
Additions for tax positions of prior periods	3	5	—
Balance at end of period	$20	$13	$7
During 2023, the Company recorded a $4 million reserve for unrecognized tax benefits related to estimated current year research and development tax credits. In addition, the Company also recorded a $3 million reserve for unrecognized tax benefits related to research and development credits taken on the 2022 tax return. As of December 31, 2023, the Company’s overall net reserve for unrecognized tax positions was $20 million, with a $2 million liability for accrued interest on the uncertain tax positions. The Company believes that if recognized, the net tax benefit of $20 million would not have a material effect on the Company’s effective tax rate.
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
Recent U.S. Tax Legislation
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law pursuant to the budget reconciliation process. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022, on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1 billion over a three-year testing period. The IRA also introduced an excise tax of one percent on the fair market value of certain public company stock repurchases made after December 31, 2022. Based on the current CAMT guidance available, the Company is an “applicable corporation” beginning in 2023, but is not expecting to owe any additional tax under the CAMT for 2023.
11. Employee Benefit Plans
Postretirement Benefits
The Company provides health care benefits to certain former employees, including their spouses, eligible dependents and surviving spouses (retirees). These benefits are commonly called postretirement benefits. The health care plans are contributory, with participants’ contributions adjusted annually. Most employees that participate in the plan become eligible for these benefits when they meet certain age and service requirements at retirement.
At the end of 2023 and 2022, the Company provided postretirement benefits to 290 and 320 retirees and their dependents, respectively.
During 2022, the Company amended its postretirement plans to phase out all postretirement benefits and freeze future participation in the plan. Certain employees were grandfathered under the plan amendment and remain eligible for future participation in the pre-65 plan upon their retirement based on certain age and years of service criteria, while the post-65 benefit for all plan participants that reach the age of 65 after December 31, 2022, including current retirees participating the pre-65 plan, will be eliminated. Existing retirees participating in both the pre-65 and post-65 plans prior to December 31, 2022 will continue to receive benefits under the plan until the age of 65 in the case of the pre-65 participants, or voluntary termination of benefits or by death in the case of post-65 participants.
Retirement Savings Plan
The Company has a Retirement Savings Plan (“RSP”), which is a defined contribution plan. The Company matches a portion of employees’ contributions in cash. Participation in the RSP is voluntary and all employees of the Company are eligible to participate. The Company matches employee contributions dollar-for-dollar, up to the maximum Internal Revenue Service (“IRS”) limit, on the first six percent of an employee’s pre-tax earnings. The RSP also provides for discretionary contributions in an amount equal to 10 percent of an eligible plan participant’s salary and bonus.
In connection with the Merger, the Company assumed the Cimarex Energy Co. 401(k) Plan (the “401(k) Plan”) with respect to Cimarex employees. The Company maintained this plan throughout the integration process and terminated this plan effective December 31, 2022, with all legacy Cimarex employees becoming eligible for the Company’s RSP effective January 1, 2023.
During the years ended December 31, 2023, 2022 and 2021, the Company made aggregate contributions to the RSP and 401(k) Plan of $19 million, $12 million and $7 million, respectively, which are included in G&A expense in the Consolidated Statement of Operations. The Company’s common stock was an investment option within the RSP and the 401(k) Plan. Effective December 31, 2022, investment in the Company’s common stock is no longer an option.

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
Under the deferred compensation plans, the participants direct the deemed investment of amounts credited to their accounts. The trust assets are invested in either mutual funds that cover the investment spectrum from equity to money market, or may include holdings of the Company’s common stock, which is funded by the issuance of shares to the trust. The mutual funds are publicly traded and have market prices that are readily available. The Company’s common stock is no longer an investment option in the deferred compensation plan effective December 31, 2022. All outstanding Coterra shares previously held in the trust represented vested performance share awards that were previously deferred into the rabbi trust and were liquidated in 2023. Settlement payments are made to participants in cash, either in a lump sum or in periodic installments.
The market value of the trust assets, excluding the Company’s common stock, was $33 million and $43 million at December 31, 2023 and 2022, respectively, and is included in other assets in the Consolidated Balance Sheet. Related liabilities, including the Company’s common stock, totaled $33 million and $55 million at December 31, 2023 and 2022, respectively, and are included in other liabilities in the Consolidated Balance Sheet. Increases (decreases) in the fair value of the Company’s common stock prior to disposition, and the increase in value of the Company’s stock upon liquidation in 2023 were recognized as compensation expense (benefit) in G&A expense in the Consolidated Statement of Operations. There is no impact on earnings or earnings per share from the changes in market value of the other deferred compensation plan assets because the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants.
The Company made contributions to the deferred compensation plans of $3 million, $1 million and $20 million in 2023, 2022 and 2021, respectively, which are included in general and administrative expense in the Consolidated Statement of Operations.
12. Capital Stock
Issuance of Common Stock
Following the effectiveness of the Merger, on October 1, 2021, the Company issued approximately 408.2 million shares of its common stock to Cimarex stockholders under the terms of the Merger Agreement.
Dividends
Common Stock
In February 2023, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share beginning in the first quarter of 2023.

The following table summarizes the dividends the Company has paid on its common stock during 2023, 2022 and 2021:

	Rate per share
	Base	Variable	Total	Total Dividends Paid (In millions)
2023:
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
Third quarter	0.20	—	0.20	153
Fourth quarter	0.20	—	0.20	151
Total year-to-date	$0.80	$0.37	$1.17	$895
2022:
First quarter	$0.15	$0.41	$0.56	$455
Second quarter	0.15	0.45	0.60	484
Third quarter	0.15	0.50	0.65	519
Fourth quarter	0.15	0.53	0.68	533
Total year-to-date	$0.60	$1.89	$2.49	$1,991
2021:
First quarter	$0.10	$—	$0.10	$40
Second quarter	0.11	—	0.11	44
Third quarter	0.11	—	0.11	44
Fourth quarter(1)	0.13	0.67	0.80	651
Total year-to-date	$0.45	$0.67	$1.12	$779
_______________________________________________________________________________
(1)Includes a special dividend of $0.50 per share on the Company’s common stock that was paid in connection with the completion of the Merger.
Subsequent Event. In February 2024, the Company’s Board of Directors approved an increase in our base quarterly dividend from $0.20 per share to $0.21 per share beginning in the first quarter of 2024, and approved a quarterly base dividend of $0.21 per share.
Treasury Stock
In February 2023, the Company’s Board of Directors terminated the previously authorized share repurchase program and approved a new share repurchase program which authorizes the purchase of up to $2.0 billion of the Company’s common stock. During 2023, the Company repurchased and retired 17 million shares of common stock for $418 million under its new repurchase program. As of December 31, 2023, the Company’s had $1.6 billion remaining under its current share repurchase program.
In February 2022, the Company’s Board of Directors authorized a share repurchase program up to $1.25 billion of the Company’s common stock in the open market or in negotiated transactions, which was fully executed at December 31, 2022.
During 2023, 2022 and 2021, the Company withheld and retired 332,634, 320,236 and 125,067 shares of common stock, respectively, valued at $9 million, $9 million and $3 million, respectively, related to shares withheld for taxes upon the vesting of certain restricted stock awards.
In December 2022, the Company’s Board of Directors authorized the retirement of the Company’s common stock held in treasury and as of December 31, 2022, and provided that prospectively, share repurchases, and shares withheld for the vesting of stock awards will be retired in the period in which they are repurchased or withheld. Accordingly, as of December 31, 2023 and 2022, there were no common shares held in treasury stock on the Consolidated Balance Sheet.

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
Cimarex Redeemable Preferred Stock
In October 2021, in connection with the Merger, the Company assumed the obligations associated with Cimarex’s preferred stock, par value $0.01 per share, designated as 8 1/8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock was originally issued by Cimarex and remains on the Cimarex balance sheet after the Merger. The Company accounts for the Preferred Stock as a non-controlling interest, which is immaterial for reporting purposes.
During the years ended December 31, 2023 and 2002, holders of a portion of the Preferred Stock elected to convert their Preferred Stock into Coterra common stock and cash as follows:

	2023	2022
Preferred stock converted into Coterra common stock	2,000	21,900
Coterra common stock issued	79,285	809,846
Cash paid for conversion (in millions)	$1	$10
Book value of preferred shares at conversion (in millions)	$3	$39

Upon conversion of the Preferred Stock, the excess of carrying value over cash paid was credited to additional paid-in capital in the Consolidated Balance Sheet. There was no gain or loss recognized on the transactions as the shares were converted in accordance with the original terms of the Certificate of Designations for the Preferred Stock. At December 31, 2023, there were 4,265 shares of Preferred Stock outstanding with a carrying value of $8 million.
13. Stock-Based Compensation
Incentive Plan
On May 4, 2023, the Company’s stockholders approved the Coterra Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”) which replaced the then-existing Cabot Oil & Gas Corporation 2014 Incentive Plan (the “2014 Plan”) and Cimarex Energy Co. Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”). Under the 2023 Plan, permitted awards include, but are not limited to, options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash and stock-based awards. A total of 22.95 million shares of common stock may be issued under the 2023 Plan. The 2023 Plan expires on February 21, 2033. No additional awards may be granted under the 2014 Plan or the 2019 Plan on or after May 4, 2023. Awards outstanding under any of the Company’s prior plans will remain outstanding and vest in accordance with their original terms and conditions. At December 31, 2023, approximately 21.1 million shares are available for issuance under the 2023 Plan.

Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021

Restricted stock units - employees and non-employee directors	$37	$38	$7
Restricted stock awards	14	24	7
Performance share awards (1)	15	22	42
Deferred performance shares (2)	(7)	2	1
Total stock-based compensation expense	$59	$86	$57
Income tax benefit	$7	$20	$24
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
(2)    During 2023, 495,774 shares of the Company’s common stock representing vested performance share awards previously deferred into the deferred compensation plan were sold and invested in other investment options. The sale of the Company’s common stock resulted in a $7 million decrease to the deferred compensation liability and a corresponding decrease in stock-based compensation expense. Refer to Note 11 for further discussion of the Company’s deferred compensation plan.
Restricted Stock Units - Employees
Restricted stock units are granted to employees of the Company. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three year service period. The restricted stock units are settled in shares of the Company’s common stock on the vesting date.
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
The Company used an annual forfeiture rate assumption ranging from zero to five percent for purposes of recognizing stock-based compensation expense for these restricted stock units. The annual forfeiture rates were based on the Company’s actual forfeiture history and expectations for this type of award.
The following table is a summary of restricted stock unit award activity:

	Year Ended December 31, 2023
	Shares	Weighted- Average Grant Date Fair Value per Unit
Outstanding at beginning of period	3,188,144	$23.47
Granted	2,381,117	26.12
Vested	(315,094)	22.33
Forfeited	(229,252)	25.05
Outstanding at end of period	5,024,915	$24.73
The weighted-average grant date fair value per unit granted during 2023, 2022 and 2021 was $26.12, $24.81 and $20.83 respectively.

Restricted Stock Units - Non-Employee Directors
Restricted stock units are granted to non-employee directors of the Company. The fair value of the restricted stock units is based on the closing stock price on the grant date. Awards that were granted prior to 2022 vested on the grant date, compensation expense was recorded immediately, and the shares of the Company’s common stock will be issued when the director ceases to be a director of the Company. The 2022 grants vested in 2023, compensation expense was recognized ratably over the service period and Company stock was issued on the vesting date. The 2023 grants will vest, and Company shares will be issued on May 1, 2024 or upon the director’s separation from the Company, as applicable, and accordingly the Company recognized compensation expense immediately.
The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for these restricted stock units, based on the Company’s actual forfeiture history and expectations for this type of award.
The following table is a summary of restricted stock unit award activity:

	Year Ended December 31, 2023
	Shares	Weighted- Average Grant Date Fair Value per Unit
Outstanding at beginning of period	291,370	$22.72
Granted	73,593	24.46
Vested	(45,472)	35.19
Outstanding at end of period	319,491	$21.34

The weighted-average grant date fair value per unit granted during 2023 and 2022 and 2021 was $24.46, $35.19 and $18.51, respectively.
Restricted Stock Awards
On October 1, 2021, the Company granted 3,364,354 shares of restricted stock, with a grant date value of $22.25 per share. These awards were replacement awards granted to Cimarex employees as provided under the Merger Agreement. The fair value of these awards was measured based on the closing stock price on the closing date of the Merger (grant date). Approximately $22 million of the grant date value was recognized as merger consideration and the remaining fair value will be recognized as stock-based compensation expense over the respective vesting periods. The remaining outstanding awards are expected to vest in 2024.
The Company used an annual forfeiture rate assumption of ranging from zero to 15 percent for purposes of recognizing stock-based compensation expense for restricted stock awards. The annual forfeiture rates were based on the Company’s actual forfeiture history for this type of award to various employee groups.
The following table is a summary of restricted stock award activity:

	Year Ended December 31, 2023
	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	2,068,974	$22.25
Vested	(845,318)	22.25
Forfeited	(127,060)	22.25
Outstanding at end of period	1,096,596	$22.25

Performance Share Awards
The Company grants performance share awards that are based on performance conditions measured against the Company’s internal performance metrics (“Employee Performance Share Awards”) or based on the Company’s performance relative to a predetermined peer group and industry-related indices (“TSR Performance Share Awards”). The performance period for these awards generally commences on February 1 of the respective year in which the award was granted and extends over a three-year performance period. For most performance share awards, vesting is dependent upon the employees’ continued service with the Company, with the exception of employment termination due to death, disability or, if applicable, retirement. For all outstanding performance share awards, the Company did not use an annual forfeiture rate for purposes of recognizing stock-based compensation expense for its performance share awards. The annual forfeiture rate assumption was based on the Company’s actual forfeiture history or expectations for this type of award.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock.
Employee Performance Share Awards.   The Employee Performance Share Awards vest at the end of the three-year performance period and the performance metric are set by the Company’s Compensation Committee. An employee will earn 100 percent of the award on the third anniversary, provided that the Company averages $100 million or more of operating cash flow during the three-year performance period. Based on the Company’s probability assessment at December 31, 2023, it is considered probable that all of the criteria for these awards will be met. The remaining outstanding awards are expected to vest in 2024.
The following table is a summary of activity for Employee Performance Share Awards:

	Year Ended December 31, 2023
	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	73,314	$20.46
Outstanding at end of period	73,314	$20.46

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

The following table is a summary of activity for the TSR Performance Share Awards:

	Year Ended December 31, 2023
	Shares	Weighted- Average Grant Date Fair Value per Unit (1)
Outstanding at beginning of period	1,161,599	$17.89
Granted	658,202	17.55
Forfeited	(121,206)	17.40
Outstanding at end of period	1,698,595	$17.79
_______________________________________________________________________________
(1)The grant date fair value figures in this table represent the fair value of the equity component of the performance share awards.
The following table reflects certain balance sheet information of outstanding TSR Awards:

	December 31,
(In millions)	2023	2022
Other current liabilities	$—	$—
Other non-current liabilities	$7	3

The following table reflects certain cash payments related to the vesting of TSR Awards:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash payments for TSR awards	$—	$—	$—
The following assumptions were used to determine the grant date fair value of the equity component of the TSR Performance Share Awards for the respective periods:

	Year Ended December 31,
	2023	2022	2021
Fair value per performance share award granted during the period	$17.18 - $20.20	$9.01	$16.07
Assumptions
Stock price volatility	40.6% - 44.8%	42.6%	39.8%
Risk free rate of return	4.4% - 4.8%	4.4%	0.2%

The following assumptions were used to determine the fair value of the liability component of the TSR Performance Share Awards for the respective periods:

	December 31,
	2023	2022	2021
Fair value per performance share award at the end of the period	$7.57 - $10.67	$14.92	$—
Assumptions
Stock price volatility	29.1% - 38.8%	42.6%	—%
Risk free rate of return	4.2% - 4.7%	4.4%	—%
The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date.

Other Information
The following table reflects the aggregate fair value of awards and units that vested during the respective period:

	December 31,
(In millions)	2023	2022	2021
Restricted stock units - employees and non-employee directors	$9	$9	$11
Restricted stock awards	22	22	7
Performance share awards	—	45	84
	$31	$76	$102

The following table reflects the unrecognized stock-based compensation and the related weighted-average recognition period associated with the unvested awards and units as of December 31, 2023:

	Unrecognized Stock-Based Compensation (In Millions)	Weighted-Average Period For Recognition (Years)
Restricted stock units - employees and non-employee directors	$70	1.7
Restricted stock awards	6	0.8
Performance share awards	14	1.3
	$90

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
The following table is a summary of activity for the Stock Option Awards:

	Year Ended December 31, 2023
	Shares	Weighted- Average Strike Price
Outstanding at beginning of period	536,609	$18.08
Exercised	(113,500)	13.82
Forfeited or Expired	(118,226)	28.42
Outstanding at end of period(1)	304,883	$15.66
Exercisable at end of period(1)	304,883	$15.66
_______________________________________________________________________________
(1)The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2023 was $3 million and $3 million, respectively. The weighted-average remaining contractual term is 2.1 years.
Deferred Performance Shares
During 2023, 495,774 shares of the Company’s common stock representing vested performance share awards previously deferred into the deferred compensation plan, were sold and invested in other investment options. The sale of the Company’s common stock resulted in a $7 million decrease to the deferred compensation liability and a corresponding decrease in stock-based compensation expense.

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
The following is a calculation of basic and diluted net earnings per common share under the two-class method:

	Year Ended December 31,
(In millions except per share amounts)	2023	2022	2021

Income (Numerator)
Net income	$1,625	$4,065	$1,158
Less: dividends attributable to participating securities	(5)	(7)	(2)
Less: Cimarex redeemable preferred stock dividends	—	(1)	(1)
Net income available to common stockholders	$1,620	$4,057	$1,155

Shares (Denominator)
Weighted average shares - Basic	756	796	503
Dilution effect of stock awards at end of period	4	3	1
Weighted average shares - Diluted	760	799	504

Earnings per share:
Basic	$2.14	$5.09	$2.30
Diluted	$2.13	$5.08	$2.29

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Year Ended December 31,
(In millions)	2023	2022	2021
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	1	1

15. Restructuring Costs
During 2023, 2022 and 2021, the Company recognized $12 million, $52 million and $44 million, respectively, of restructuring costs that are primarily related to workforce reductions and associated severance benefits that were triggered by the Merger. The following table summarizes the Company’s restructuring liabilities:

	Year Ended December 31,
(In millions)	2023	2022	2021
Balance at beginning of period	$77	$43	$—
Additions related to merger integration	12	52	44
Reductions related to severance payments	(42)	(18)	(1)
Balance at end of period	$47	$77	$43

16. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
(In millions)	2023	2022
Accounts receivable, net
Trade accounts	$723	$1,067
Joint interest accounts	118	108
Other accounts	4	48
	845	1,223
Allowance for doubtful accounts	(2)	(2)
	$843	$1,221
Other assets
Deferred compensation plan	$33	$43
Debt issuance cost	8	3
Derivative instruments	7	—
Operating lease right-of-use assets	337	382
Other accounts	82	36
	$467	$464
Accounts payable
Trade accounts	$60	$27
Royalty and other owners	386	438
Accrued gathering, processing, and transportation	80	85
Accrued capital costs	165	148
Accrued lease operating costs	39	32
Taxes other than income	33	73
Other accounts	40	41
	$803	$844
Accrued liabilities
Employee benefits	$70	$74
Taxes other than income	14	62
Restructuring liability	35	39
Operating lease liabilities	116	114
Financing lease liabilities	6	6
Other accounts	20	33
	$261	$328
Other liabilities
Deferred compensation plan	$33	$55
Postretirement benefits	17	17
Operating lease liabilities	237	287
Financing lease liabilities	6	11
Restructuring liability	12	38
Other accounts	124	92
	$429	$500

17. Interest Expense
Interest expense is comprised of the following:

	Year Ended December 31,
(In millions)	2023	2022	2021
Interest Expense
Interest expense	$82	$110	$62
Debt premium amortization	(21)	(37)	(10)
Debt issuance cost amortization	3	4	3
Other	9	3	7
	$73	$80	$62

18. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash paid for interest and income taxes
Interest	$84	$119	$81
Income taxes	388	983	184

Non-cash activity
Retirement of treasury shares	$418	$3,085	$—
Equity and replacement stock awards issued as consideration in the Merger	$—	$—	$9,120

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
The Corporate Reservoir Engineering group is responsible for estimates of proved reserves. Corporate engineers interact with the exploration and production departments to ensure all appropriate available engineering and geologic data is taken into account prior to establishing or revising an estimate. The recommended revisions of the corporate engineers are reviewed with the Vice President - Corporate Reservoir Engineering and, after approval, entered into the reserves database by an engineering analyst. During the course of the year, the Corporate Reservoir Engineering group reviews their recommendations and updates with the Vice President and Chief Technology Officer for additional oversight and approval. From time to time, the Vice President and Chief Technology Officer also will confer with senior management, including the Chief Executive Officer, regarding reserves-related issues. Upon completion of the process, the estimated reserves are presented to senior management and the Board of Directors.
The Company’s Vice President and Chief Technology Officer is the technical person primarily responsible for overseeing the Company’s internal reserves estimation process and the Company’s Corporate Reservoir Engineering group. This individual graduated from the University of Tulsa with a Bachelor of Science degree in Petroleum Engineering. He has held numerous engineering and management roles and has over 16 years of experience in oil and gas reservoir evaluation and is a member of the Society of Petroleum Engineers.
The Company utilizes various methods and technologies to estimate its proved reserves, including analysis of production performance, analogy, decline curve analysis, rate and pressure transient analysis, reservoir simulation, material balance calculations, volumetric calculations, and in some cases a combination of these methods.
Review of Estimates by Third-Party Engineers
The Company also engages independent petroleum engineering consulting firms as an additional confirmation of the reasonableness of its internal estimates.
During 2023 and 2022, estimates of net proved reserves representing greater than 90 percent of the total future net revenue discounted at 10 percent attributable to the Company’s proved reserves were subject to an independent evaluation performed by DeGolyer and MacNaughton.
During 2021, 100 percent of the Company’s estimates with respect to the Company’s Marcellus Shale reserves were audited by Miller and Lents, Ltd. (“Miller and Lents”), and estimates of the net reserves representing greater than 80 percent of the total future net revenue discounted at 10 percent attributable to the Company’s remaining reserves, other than those in the Marcellus Shale, were subject to an independent evaluation performed by DeGolyer and MacNaughton.
In each of the respective periods, DeGolyer and MacNaughton and Miller and Lents each indicated that, based on their investigations and subject to the limitations described in their reserves letters, they believe the Company’s estimates were, in the aggregate, reasonable. A copy of DeGolyer and MacNaughton’s letter regarding the 2023 reserves estimate has been filed as an exhibit to this Annual Report on Form 10-K.
Qualifications of Third-Party Engineers
DeGolyer and MacNaughton’s Executive Vice President is the technical person primarily responsible for the evaluation of the Company’s proved reserves. He is a Registered Professional Engineer in the State of Texas with over 13 years of experience in oil and gas reservoir studies and reserves evaluations and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists and petro-physicists; they do not own an interest in the Company’s properties and are not retained on a contingent fee basis.
Estimated Quantities of Proved Oil and Gas Reserves
Estimates of total proved reserves at December 31, 2023, 2022 and 2021 were computed using the trailing 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year.
No major discovery or other favorable or unfavorable event after December 31, 2023, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables illustrate the Company’s net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated, as estimated by the Company’s engineering staff. All reserves are located within the continental U.S.

	Oil (MBbl)	Natural Gas (Bcf)	NGLs (MBbl)	Total (MBoe)
December 31, 2020	15	13,672	—	2,278,636
Revision of prior estimates	10,837	(538)	16,797	(61,967)
Extensions, discoveries and other additions	2,633	973	6,100	170,988
Production	(8,150)	(911)	(7,104)	(167,113)
Purchases of reserves in place	184,094	1,699	204,822	672,038
December 31, 2021	189,429	14,895	220,615	2,892,582
Revision of prior estimates	14,594	(4,299)	35,162	(666,716)
Extensions, discoveries and other additions	69,118	1,602	69,862	405,972
Production	(31,926)	(1,024)	(28,697)	(231,342)
Sales of reserves in place	(1,460)	(1)	(177)	(1,830)
December 31, 2022	239,755	11,173	296,765	2,398,666
Revision of prior estimates	1,084	(414)	8,067	(59,970)
Extensions, discoveries and other additions	44,386	823	46,148	227,660
Production	(35,110)	(1,053)	(32,932)	(243,497)
Sales of reserves in place	(902)	(4)	(592)	(2,102)
December 31, 2023	249,213	10,525	317,456	2,320,757
Proved Developed Reserves
December 31, 2020	15	8,608	—	1,434,714
December 31, 2021	153,010	10,691	193,598	2,128,439
December 31, 2022	168,649	8,543	224,706	1,817,140
December 31, 2023	173,392	8,590	234,306	1,839,219
Proved Undeveloped Reserves
December 31, 2020	—	5,064	—	843,922
December 31, 2021	36,419	4,204	27,017	764,143
December 31, 2022	71,107	2,630	72,059	581,526
December 31, 2023	75,821	1,935	83,150	481,538
Year-end 2023 proved reserves decreased approximately three percent from year-end 2022 proved reserves to 2,321 MMBoe. Proved natural gas reserves were 10.5 Tcf, proved oil reserves were 249 MMBbls, and proved NGL reserves were 317 MMBbls. The Company’s reserves in the Marcellus Shale accounted for 60 percent of total proved reserves, the Permian Basin accounted for 31 percent, and the remaining nine percent were in the Anadarko Basin.
During 2023, the Company added 228 MMBoe of proved reserves through extensions, discoveries, and other additions, which included 87 MMBoe in the Marcellus Shale, 102 MMBoe in the Permian Basin, and 39 MMBoe in the Anadarko Basin. The Company had net negative revisions of prior estimates of 60 MMBoe, which included an 83 MMBoe negative revision due to price, a 10 MMBoe negative revision due to increases in operating expenses, partially offset by a positive 33 MMBoe performance revision.
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
Proved Undeveloped Reserves
At December 31, 2023, the Company had PUD reserves of 482 MMBoe, down 100 MMBoe, or 17 percent, from 582 MMBoe of PUD reserves at December 31, 2022. Future development plans are reflective of the current commodity price environment and have been established based on expected available cash flows from operations. By the end of 2024, the Company expects to complete substantially all the work necessary to convert its PUD reserves associated with wells that were drilled but uncompleted at December 31, 2023 to proved developed reserves. As of December 31, 2023 all PUD reserves are expected to be drilled and completed within five years of initial disclosure of these reserves. The following table is a reconciliation of the change in the Company’s PUD reserves (MMBoe):

Year Ended December 31, 2023
Balance at beginning of period	582
Transfers to proved developed	(265)
Additions	190
Revision of prior estimates	(25)
Balance at end of period	482

During 2023, the Company invested $1.3 billion to develop and convert 33 percent of its 2022 PUD reserves to proved developed reserves. During 2022, the Company invested $945 million to develop and convert 37 percent of its 2021 PUD reserves to proved developed reserves. During 2021, the Company invested $565 million to develop and convert 31 percent of its 2020 PUD reserves to proved developed reserves.

During 2023, the Company’s 190 MMBoe of PUD reserves additions consisted of 79 MMBoe added in the Marcellus Shale, 72 MMBoe added in the Permian Basin, and 39 MMBoe added in the Anadarko Basin. At December 31, 2023, 48 percent of the Company’s PUD reserves were in the Marcellus Shale, 42 percent were in the Permian Basin and the remaining 10 percent were in the Anadarko Basin.

During 2023, the Company had a net negative PUD reserves revision of 25 MMBoe, of which, 30 MMBoe is due to the removal of PUD reserves in the Marcellus Shale whose development is expected to be delayed beyond five years from the initial date of booking due to the Company’s updated development plans, which resulted in changes to the timing of capital investments. This negative revision was partially offset by a 5 MMBoe positive revision to PUD forecasts in the Marcellus Shale and Permian Basin due to better than expected well performance compared to previous proved reserves estimates.

Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	December 31,
(In millions)	2023	2022	2021
Aggregate capitalized costs relating to oil and gas producing activities	$24,199	$22,235	$20,655
Aggregate accumulated DD&A	(6,836)	(5,285)	(3,775)
Net capitalized costs	$17,363	$16,950	$16,880

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in property acquisition, exploration and development activities were as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021(1)
Property acquisition costs, proved	$—	$—	$7,472
Property acquisition costs, unproved	10	10	5,386
Exploration costs	20	29	18
Development costs	1,979	1,617	688
Total costs	$2,009	$1,656	$13,564
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
The average prices related to proved reserves are as follows:

	Year Ended December 31,
	2023	2022	2021
Natural gas ($/Mcf)	$2.04	$5.25	$2.93
Oil ($/Bbl)	$75.05	$94.21	$65.40
NGLs ($/Bbl)	$18.39	$31.45	$25.74
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

Standardized Measure is as follows:

	December 31,
(In millions)	2023	2022	2021
Future cash inflows	$45,749	$90,509	$60,908
Future production costs	(18,414)	(20,105)	(18,241)
Future development costs(1)	(3,239)	(3,859)	(2,449)
Future income tax expenses	(4,551)	(14,570)	(8,535)
Future net cash flows	19,545	51,975	31,683
10% annual discount for estimated timing of cash flows	(8,879)	(25,903)	(18,399)
Standardized measure of discounted future net cash flows	$10,666	$26,072	$13,284
______________________________________________________________________________
(1)Includes $562 million, $544 million and $390 million in plugging and abandonment costs as of December 31, 2023, 2022 and 2021, respectively.
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In millions)	2023	2022	2021
Beginning of year	$26,072	$13,284	$3,062
Discoveries and extensions, net of related future costs	1,578	5,944	800
Net changes in prices and production costs	(22,713)	17,462	9,573
Accretion of discount	3,348	1,919	551
Revisions of previous quantity estimates	(890)	(3,825)	467
Timing and other	979	55	(161)
Changes in estimated future development costs	220	65	(103)
Development costs incurred	1,232	604	497
Sales and transfers, net of production costs	(3,871)	(7,912)	(2,801)
Sales of reserves in place	(40)	(18)	(1)
Purchases of reserves in place	—	—	6,477
Net change in income taxes	4,751	(1,506)	(5,077)
End of year	$10,666	$26,072	$13,284

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to have a material effect on, the Company’s internal control over financial reporting.
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
Coterra Energy Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective at a reasonable assurance level based on those criteria.
The effectiveness of Coterra Energy Inc.’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of Coterra adopted or terminated a “Rule 10b5-1 trading arrangement” or “no-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in Part 1 under the caption “Information about our Executive Officers” regarding our executive officers and the information set forth under the caption “Business—Other Business Matters—Corporate Governance Matters” in Item 1 regarding our Code of Business Conduct and Ethics is incorporated by reference in response to this item. The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2024 annual stockholders’ meeting.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2024 annual stockholders’ meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2024 annual stockholders’ meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2024 annual stockholders’ meeting.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2024 annual stockholders’ meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    INDEX
1.     Consolidated Financial Statements
See Index on page 52.
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
4.1
Description of Securities Registered Pursuant to Section 12 of Securities Exchange Act or 1934 (incorporated herein by reference to Exhibit 4.1 of Coterra's Annual Report on Form 10-K filed with the SEC on March 1, 2022.)

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

4.6
Note Purchase Agreement, dated as of September 18, 2014, among Cabot Oil & Gas Corporation and the Purchasers named therein (incorporated herein by reference to Exhibit 4.1 of Coterra’s Current Report on Form 8-K filed with the SEC on September 24, 2014).

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

Coterra or certain of its consolidated subsidiaries are parties to other debt instruments under which the total amount of securities authorized does not exceed 10 percent of Coterra’s total consolidated assets. Pursuant to paragraph (4)(iii)(A) of Item 601(b) of Regulation S-K, Coterra agrees to furnish a copy of any of those instruments to the SEC upon its request.

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

*10.6
Side Letter Agreement, dated as of June 29, 2021, by and between Cabot Oil and Gas Corporation and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.3 of Coterra’s Registration Statement on Form S-4 (Reg. No. 333-257534) filed with the SEC on June 30, 2021).

*10.7
Amended and Restated Employment Letter Agreement dated as of September 19, 2023 between Coterra Energy Inc. and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report of Form 8-K filed with the SEC on September 19, 2023).

*10.8	Letter Agreement with Stephen P. Bell (incorporated herein by reference to Exhibit 10.4 of Coterra Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023).
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

(h) Form of Restricted Stock Unit Award Agreement (officers) (incorporated herein by reference to Exhibit 10.1(a) of Coterra’s Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 2023).

(i) Form of Performance Share Unit Award Agreement (continuing officers) (incorporated herein by reference to Exhibit 10.1(b) of Coterra’s Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 2023).

(j) Form of Performance Share Award Agreement (transitioning officers) (incorporated herein by reference to Exhibit 10.1(c) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

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
*10.11	Coterra Energy Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on May 4, 2023).
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
(d) Form of Restricted Stock Unit Award Agreement.
(e) Form of Performance Stock Unit Award Agreement.
*10.12
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

*10.13
Form of Executive Severance Compensation Agreement between Coterra Energy Inc. and certain officers (incorporated herein by reference to Exhibit 10.4 of Coterra's Current Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

*10.14
Non-employee Director Deferred Compensation Plan effective December 21, 2012 (incorporated herein by reference to Exhibit 10.10 of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

*10.15
Non-Employee Director Deferred Compensation Plan effective May 4, 2023 (incorporated herein by reference to Exhibit 10.3 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

(a) Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement (Annual Fees) (incorporated herein by reference to Exhibit 10.3(a) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023);

(b) Form of Non-Employee Director Deferred Restricted Stock Unit Award Agreement (Annual RSU Grant) (incorporated herein by reference to Exhibit 10.3(b) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

*10.16
Credit Agreement dated as of March 10, 2023, among Coterra Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on March 16, 2023).

21.1	Subsidiaries of Coterra Energy Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of DeGolyer and MacNaughton.
31.1	302 Certification—Chairman, Chief Executive Officer and President.
31.2	302 Certification—Executive Vice President and Chief Financial Officer.
32.1	906 Certification - Chief Executive Officer and Chief Financial Officer
97	Policy for the Recovery of Erroneously Awarded Compensation.

99.1	DeGolyer and MacNaughton Report.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________
*Compensatory plan, contract or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Coterra has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 23, 2024.

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

Signature	Title	Date

/s/ THOMAS E. JORDEN	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2024
Thomas E. Jorden

/s/ SHANNON E. YOUNG III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Shannon E. Young III

/s/ TODD M. ROEMER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Todd M. Roemer

/s/ DOROTHY M. ABLES	Director	February 23, 2024
Dorothy M. Ables

/s/ ROBERT S. BOSWELL	Lead Director	February 23, 2024
Robert S. Boswell

/s/ AMANDA M. BROCK	Director	February 23, 2024
Amanda M. Brock

/s/ DAN O. DINGES	Director	February 23, 2024
Dan O. Dinges

/s/ PAUL N. ECKLEY	Director	February 23, 2024
Paul N. Eckley

/s/ HANS HELMERICH	Director	February 23, 2024
Hans Helmerich

/s/ LISA A. STEWART	Director	February 23, 2024
Lisa A. Stewart

/s/ FRANCES M. VALLEJO	Director	February 23, 2024
Frances M. Vallejo

/s/ MARCUS A. WATTS	Director	February 23, 2024
Marcus A. Watts