Form 10-Q
period 2024-03-31
Coterra Energy Inc.
filed 2024-05-03
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, there were 744,232,925 shares of common stock, par value $0.10 per share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,289	$956
Restricted cash	9	9
Short-term investments	250	—
Accounts receivable, net	878	843
Income taxes receivable	—	51
Inventories	52	59
Derivative instruments	62	85
Other current assets	10	12
Total current assets	2,550	2,015
Properties and equipment, net (Successful efforts method)	17,959	17,933
Other assets	444	467
	$20,953	$20,415
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$788	$803
Current portion of long-term debt	575	575
Accrued liabilities	280	261
Income taxes payable	49	—
Interest payable	17	21
Total current liabilities	1,709	1,660
Long-term debt	2,076	1,586
Deferred income taxes	3,391	3,413
Asset retirement obligations	283	280
Other liabilities	397	429
Total liabilities	7,856	7,368

Commitments and contingencies (Note 7)

Cimarex redeemable preferred stock	8	8

Stockholders’ equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2024 and 2023
Issued — 745 shares and 751 shares in 2024 and 2023, respectively	75	75
Additional paid-in capital	7,445	7,587
Retained earnings	5,558	5,366
Accumulated other comprehensive income	11	11
Total stockholders' equity	13,089	13,039
	$20,953	$20,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
OPERATING REVENUES
Natural gas	$538	$822
Oil	701	615
NGL	173	177
Gain on derivative instruments	—	138
Other	21	25
	1,433	1,777
OPERATING EXPENSES
Direct operations	156	134
Gathering, processing and transportation	250	236
Taxes other than income	74	86
Exploration	5	4
Depreciation, depletion and amortization	432	369
General and administrative	75	76
	992	905
(Loss) gain on sale of assets	(1)	5
INCOME FROM OPERATIONS	440	877
Interest expense	19	17
Interest income	(16)	(12)
Income before income taxes	437	872
Income tax expense	85	195
NET INCOME	$352	$677

Earnings per share
Basic	$0.47	$0.88
Diluted	$0.47	$0.88

Weighted-average common shares outstanding
Basic	750	764
Diluted	755	768
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$352	$677
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	432	369
Deferred income tax expense	(22)	23
Loss (gain) on sale of assets	1	(5)
Gain on derivative instruments	—	(138)
Net cash received in settlement of derivative instruments	26	100
Amortization of debt premium, discount and debt issuance costs	(4)	(4)
Stock-based compensation and other	12	17
Changes in assets and liabilities:
Accounts receivable, net	(35)	446
Income taxes	100	170
Inventories	7	7
Other current assets	2	1
Accounts payable and accrued liabilities	(4)	(198)
Interest payable	(4)	(6)
Other assets and liabilities	(7)	35
Net cash provided by operating activities	856	1,494

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(457)	(483)
Capital expenditures for leasehold and property acquisitions	(1)	(1)
Purchases of short-term investments	(250)	—
Proceeds from sale of assets	—	5
Net cash used in investing activities	(708)	(479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	499	—
Repayments of finance leases	(1)	(2)
Common stock repurchases	(150)	(268)
Dividends paid	(158)	(436)
Cash paid for conversion of redeemable preferred stock	—	(1)
Tax withholding on vesting of stock awards	—	(1)
Capitalized debt issuance costs	(5)	(7)
Net cash provided by (used in) financing activities	185	(715)

Net increase in cash, cash equivalents and restricted cash	333	300
Cash, cash equivalents and restricted cash, beginning of period	965	683
Cash, cash equivalents and restricted cash, end of period	$1,298	$983
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
Net income	—	—	—	—	—	—	352	352
Stock amortization and vesting	—	—	—	—	15	—	—	15
Common stock repurchases	—	—	6	(157)	—	—	—	(157)
Common stock retirements	(6)	—	(6)	157	(157)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(160)	(160)
Balance at March 31, 2024	745	$75	—	$—	$7,445	$11	$5,558	$13,089

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	677	677
Stock amortization and vesting	—	—	—	—	13	—	—	13
Conversion of Cimarex redeemable preferred stock	—	—	—	—	3	—	—	3
Common stock repurchases	—	—	11	(271)	—	—	—	(271)
Common stock retirements	(11)	(1)	(11)	271	(270)	—	—	—
Cash dividends on common stock at $0.57 per share	—	—	—	—	—	—	(438)	(438)
Balance at March 31, 2023	757	$76	—	$—	$7,679	$13	$4,875	$12,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Coterra Energy Inc. (the “Company”) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) filed with the SEC, except for any new accounting pronouncements adopted during the period. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the Notes to the Consolidated Financial Statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the results that may be expected for the entire year.
From time to time, we make certain reclassifications to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders’ equity, net income or cash flows.
Significant Accounting Policies
Short-term Investments
The Company’s short-term investments include certificates of deposit with maturities between three months and one year. Certificates of deposit are recorded at cost.
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	March 31, 2024	December 31, 2023
Proved oil and gas properties	$20,136	$19,582
Unproved oil and gas properties	4,486	4,617
Gathering and pipeline systems	552	527
Land, buildings and other equipment	223	216
Finance lease right-of-use asset	26	25
	25,423	24,967
Accumulated DD&A	(7,464)	(7,034)
	$17,959	$17,933
Capitalized Exploratory Well Costs
As of and for the three months ended March 31, 2024, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

3. Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt.

(In millions)	March 31, 2024	December 31, 2023
3.65% weighted-average private placement senior notes(1)	$825	$825
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	—
Revolving credit agreement	—	—
Total	2,575	2,075
Unamortized debt premium	85	90
Unamortized debt discount	(1)	—
Unamortized debt issuance costs	(8)	(4)
Total debt	2,651	2,161
Less: current portion of long-term debt	575	575
Long-term debt	$2,076	$1,586
_______________________________________________________________________________
(1)The 3.65% weighted-average senior notes have bullet maturities of $575 million and $250 million due in September 2024 and 2026, respectively.
As of March 31, 2024, the Company was in compliance with all financial covenants for its revolving credit agreement and its 3.65% weighted-average private placement senior notes (the “private placement senior notes”).
As of March 31, 2024, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $1.5 billion.
5.60% Senior Notes due March 15, 2034
On March 13, 2024, the Company issued $500 million aggregate principal amount of 5.60% senior notes due 2034 (the “2034 senior notes”). The 2034 senior notes will mature on March 15, 2034, and interest on such notes is payable semi-annually. The 2034 senior notes are general, unsecured obligations of the Company. Under the terms of the indenture governing the 2034 senior notes, the Company may redeem all or any portion of the 2034 senior notes on any date at a price equal to the principal amount thereof, plus applicable redemption prices described in the governing indenture. The Company is also subject to various covenants and events of default customarily found in such debt instruments. The 2034 senior notes were issued at a discount of $1 million, and the Company incurred approximately $5 million of debt issuance costs that were capitalized and will be amortized over the term of such notes.

4. Derivative Instruments
As of March 31, 2024, the Company had the following outstanding financial commodity derivatives:

	2024			2025
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars
Volume (MMBtu)	44,590,000	45,080,000	16,690,000	9,000,000	9,100,000	9,200,000	9,200,000
Weighted average floor ($/MMBtu)	$2.70	$2.75	$2.75	$3.25	$3.25	$3.25	$3.25
Weighted average ceiling ($/MMBtu)	$3.87	$3.94	$4.23	$4.79	$4.79	$4.79	$4.79

	2024
Oil	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	3,185	2,760	2,760
Weighted average floor ($/Bbl)	$67.57	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$90.47	$87.17	$87.17

WTI Midland oil basis swaps
Volume (MBbl)	3,185	2,760	2,760
Weighted average differential ($/Bbl)	$1.15	$1.14	$1.14
In April 2024, the Company entered into the following financial commodity derivatives:

	2024		2025
Oil	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
WTI oil collars
Volume (MBbl)	460	460	900	910
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$86.02	$86.02	$84.21	$84.21
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commodity contracts	Derivative instruments (current)	$62	$85	$—	$—
Commodity contracts	Accrued liabilities (current)	—	—	2	—
Commodity contracts	Other assets (non-current)	6	7	—	—
		$68	$92	$2	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	March 31, 2024	December 31, 2023
Derivative assets
Gross amounts of recognized assets	$74	$93
Gross amounts offset in the condensed consolidated balance sheet	(6)	(1)
Net amounts of assets presented in the condensed consolidated balance sheet	68	92
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	1
Net amount	$68	$93

Derivative liabilities
Gross amounts of recognized liabilities	$8	$1
Gross amounts offset in the condensed consolidated balance sheet	(6)	(1)
Net amounts of liabilities presented in the condensed consolidated balance sheet	2	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$2	$—
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In millions)	2024	2023
Cash received (paid) on settlement of derivative instruments
Gas contracts	$27	$99
Oil contracts	(1)	1
Non-cash gain (loss) on derivative instruments
Gas contracts	7	42
Oil contracts	(33)	(4)
	$—	$138
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2024
Assets
Deferred compensation plan	$35	$—	$—	$35
Derivative instruments	—	—	74	74
	$35	$—	$74	$109
Liabilities
Deferred compensation plan	$35	$—	$—	$35
Derivative instruments	—	—	8	8
	$35	$—	$8	$43

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
Assets
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	93	93
	$33	$—	$93	$126
Liabilities
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	1	1
	$33	$—	$1	$34
The Company’s investments associated with its deferred compensation plans consist of mutual funds that are publicly traded and for which market prices are readily available.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In millions)	2024	2023
Balance at beginning of period	$92	$146
Total gain (loss) included in earnings	—	138
Settlement (gain) loss	(26)	(100)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$66	$184

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(1)	$95
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2024, additional disclosures were not required.
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

Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instruments could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash and cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments. The carrying amounts reported in the Condensed Consolidated Balance Sheet for short-term investments approximate fair value, due to market yields being unchanged from stated yields. Cash and cash equivalents and restricted cash are classified as Level 1 in the fair value hierarchy, and the remaining financial instruments are classified as Level 2.
The fair value of the Company’s 3.90% senior notes due May 15, 2027, 4.375% senior notes due March 15, 2029 and 2034 senior notes is based on quoted market prices, which is classified as Level 1 in the fair value hierarchy. The fair value of the Company’s private placement senior notes is based on third-party quotes, which are derived from credit spreads for the difference between the issue rate and the period end market rate and other unobservable inputs. The Company’s private placement senior notes are valued using a market approach and are classified as Level 3 in the fair value hierarchy.
The carrying amount and estimated fair value of debt are as follows:

	March 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,651	$2,508	$2,161	$2,015
Current maturities	(575)	(568)	(575)	(565)
Long-term debt, excluding current maturities	$2,076	$1,940	$1,586	$1,450
6. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Three Months Ended March 31, 2024
Balance at beginning of period	$289
Liabilities incurred	2
Accretion expense	3
Balance at end of period	294
Less: current asset retirement obligations	(11)
Noncurrent asset retirement obligations	$283
7. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Gathering, Processing and Transportation Agreements” and “Lease Commitments” as disclosed in Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K.
Legal Matters
Securities Litigation
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Dan O. Dinges, its then-Chief Executive Officer, and Scott C. Schroeder, its then-Chief Financial Officer, alleging that the Company made misleading statements in its periodic filings with the SEC in violation of Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The suit was later transferred to the United States District Court for the Southern District of Texas. The plaintiffs later amended the complaint to add claims against Phillip L. Stalnaker, the Company’s then-Senior Vice President of Operations, but the claims against Mr. Stalnaker were later dismissed. The current amended complaint was filed on January 9, 2024, and alleges that the Company and the individual defendants made material misstatements and omissions regarding the Company’s 2019 production growth guidance and the status of certain environmental matters in Pennsylvania, including alleged violations of the Pennsylvania Clean Streams Law and the remediation status of certain gas wells. The plaintiffs allege claims under Section 10(b) and Section 20 of the Exchange Act and seek monetary damages, interest, and attorney’s fees. The court has certified a class consisting of persons and entities who purchased the Company’s common stock between February 22, 2016, and June 12, 2020, inclusive. On April 29, 2024, the Company and plaintiffs reached a settlement in principle, with nearly all of the settlement amount to be paid by the Company’s insurance carriers. This settlement is subject to finalization and court approval.
Also in October 2020, a stockholder derivative action styled Ezell v. Dinges, et. al. (U.S. District Court, Middle District of Pennsylvania) was filed against Messrs. Dinges and Schroeder and the Board of Directors of the Company serving at that time. Several additional derivative complaints were also filed and have been consolidated with the Ezell suit, which was later transferred to the U.S. District Court for the Southern District of Texas. The most recent consolidated amended derivative complaint asserted claims for alleged securities violations under Section 10(b) and Section 21D of the Exchange Act arising from some of the same alleged misleading statements that form the basis of the class action lawsuit described above, as well as claims based on alleged breaches of fiduciary duty and statutory contribution theories. On January 2, 2024, the Court issued an order and final judgment granting the Company’s and defendants’ motion to dismiss and dismissing the consolidated derivative case in its entirety with prejudice. The derivative plaintiffs filed a notice of appeal regarding the final judgment on February 1, 2024. The Company intends to vigorously defend any further proceedings in the derivative lawsuit.
Additionally, on March 21, 2024, one of the plaintiffs in the consolidated derivative action served a demand letter on the Company’s Board of Directors. The letter requested that the Board of Directors pursue legal claims against various current and former officers and directors of the Company based on similar factual allegations as contained in the securities class action and consolidated shareholder derivative action described above. The Board of Directors has taken the demand under advisement and reserves all rights available under applicable law.
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
8. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended March 31,
(In millions)	2024	2023
Natural gas	$538	$822
Oil	701	615
NGL	173	177
Other	21	25
	$1,433	$1,639
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the U.S.

Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2024, the Company had $6.5 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 15 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $656 million and $723 million as of March 31, 2024 and December 31, 2023, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of March 31, 2024, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
9. Capital Stock
Dividends
Common Stock
In February 2023, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share. In February 2024, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.20 per share to $0.21 per share.
The following table summarizes the Company’s dividends on its common stock:

	Rate per share
	Fixed	Variable	Total	Total Dividends (In millions)
2024
First quarter	$0.21	$—	$0.21	$160
2023
First quarter	$0.20	$0.37	$0.57	$438
Treasury Stock
During the three months ended March 31, 2024, the Company repurchased and retired 6 million shares for $157 million and as of March 31, 2024, had $1.4 billion remaining under its current share repurchase program. During the three months ended March 31, 2023, the Company repurchased 11 million shares for $271 million under its previous share repurchase program.
10. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Restricted stock units - employees and non-employee directors	$9	$7
Restricted stock awards	1	4
Performance share awards	3	5
Total stock-based compensation expense	$13	$16
Income tax benefit	$—	$1
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.

Restricted Stock Units - Employees
During the three months ended March 31, 2024, the Company granted 574,697 restricted stock units to employees of the Company with a weighted average grant date value of $26.16 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three-year service period. The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for awards granted in the first quarter of 2024, based on the Company’s actual forfeiture history and expectations for this type of award.
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the three months ended March 31, 2024, the Company granted 541,865 TSR Performance Share Awards, which are earned or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2024 and ends on January 31, 2027.
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
The following assumptions were used to determine the grant date fair value of the equity component and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date
	February 21, 2024	March 31, 2024
Fair value per performance share award	$19.38	$5.24 - $10.61
Assumptions:
Stock price volatility	38.0%	23.7% - 37.9%
Risk-free rate of return	4.39%	4.38% - 5.08%
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

The following is a calculation of basic and diluted net earnings per share under the two-class method:

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Income (Numerator)
Net income	$352	$677
Less: dividends attributable to participating securities	—	(2)
Net income available to common stockholders	$352	$675

Shares (Denominator)
Weighted average shares - Basic	750	764
Dilution effect of stock awards at end of period	5	4
Weighted average shares - Diluted	755	768

Earnings per share
Basic	$0.47	$0.88
Diluted	$0.47	$0.88
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In millions)	2024	2023
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—
12. Restructuring Costs
Restructuring costs are primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Cimarex Energy Co. that closed on October 1, 2021. The following table summarizes the Company’s restructuring liabilities:

	Three Months Ended March 31,
(In millions)	2024	2023
Balance at beginning of period	$47	$77
Additions related to merger integration	—	7
Reductions related to severance payments	(11)	(7)
Balance at end of period	$36	$77

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	March 31, 2024	December 31, 2023
Accounts receivable, net
Trade accounts	$656	$723
Joint interest accounts	181	118
Other accounts	44	4
	881	845
Allowance for credit losses	(3)	(2)
	$878	$843
Other assets
Deferred compensation plan	$35	$33
Debt issuance costs	7	8
Operating lease right-of-use assets	312	337
Derivative instruments	6	7
Other accounts	84	82
	$444	$467
Accounts payable
Trade accounts	$64	$60
Royalty and other owners	378	386
Accrued gathering, processing and transportation	69	80
Accrued capital costs	158	165
Taxes other than income	39	33
Accrued lease operating costs	41	39
Other accounts	39	40
	$788	$803
Accrued liabilities
Employee benefits	$39	$70
Taxes other than income	23	14
Restructuring liability	30	35
Derivative instruments	2	—
Operating lease liabilities	116	116
Financing lease liabilities	7	6
Other accounts	63	20
	$280	$261
Other liabilities
Deferred compensation plan	$35	$33
Postretirement benefits	17	17
Operating lease liabilities	209	237
Financing lease liabilities	5	6
Restructuring liability	6	12
Other accounts	125	124
	$397	$429

14. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended March 31,
(In millions)	2024	2023
Interest Expense
Interest expense	$22	$20
Debt premium and discount amortization, net	(5)	(5)
Debt issuance cost amortization	1	1
Other	1	1
	$19	$17

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” the “Company,” “our,” “we” and “us”) for the three month periods ended March 31, 2024 and 2023 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 (our “Form 10-K”). For the abbreviations and definitions of certain terms commonly used in the oil and gas industry, please see the “Glossary of Certain Oil and Gas Terms” included within our Form 10-K.
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflect the following:
•Net income decreased $325 million from $677 million, or $0.88 per share, in 2023 to $352 million, or $0.47 per share, in 2024.
•Net cash provided by operating activities decreased $638 million, from $1.5 billion, in 2023 to $856 million in 2024.
•Equivalent production increased 5.2 MMBoe from 57.2 MMBoe, or 635.0 MBoe per day, in 2023 to 62.4 MMBoe, or 686.1 MBoe per day in 2024.
◦Natural gas production increased 21.3 Bcf from 248.1 Bcf, or 2,757 Mmcf per day, in 2023 to 269.4 Bcf, or 2,960 Mmcf per day, in 2024.
◦Oil production increased 1.0 MMBbl from 8.3 MMBbl, or 92.2 MBbl per day, in 2023 to 9.3 MMBbl, or 102.5 MBbl per day, in 2024.
◦NGL volumes increased 0.7 MMBbl from 7.5 MMBbl, or 83.4 MBbl per day, in 2023 to 8.2 MMBbl, or 90.2 MBbl per day, in 2024.
•Average realized prices:
◦Natural gas was $2.10 per Mcf in 2024, 44 percent lower than the $3.72 per Mcf realized in 2023.
◦Oil was $75.00 per Bbl in 2024, one percent higher than the $74.09 per Bbl realized in 2023.
◦NGL price was $21.09 per Bbl in 2024, 11 percent lower than the $23.66 per Bbl realized in 2023.
•Total capital expenditures for drilling, completion and other fixed assets were $450 million in 2024 compared to $568 million in the corresponding period of the prior year. The decrease was driven by lower planned capital expenditures in 2024.
•Issued $500 million of 5.60% aggregate principal amount senior notes due March 15, 2034 during the three months ended March 31, 2024. We expect to use the net proceeds, and cash on hand, to fund the repayment of the $575 million of 3.65% weighted-average senior notes that mature in September 2024.
•Increased our quarterly base dividend from $0.20 per share to $0.21 per share in February 2024.
•Repurchased 6 million shares for $157 million during the three months ended March 31, 2024. We repurchased 11 million shares for $271 million during the three months ended March 31, 2023.
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
Oil prices have recovered in recent years from previous pandemic-related market weakness, particularly on the demand side. Global conflict and supply chain disruptions drove high oil prices in 2022, which then moderated throughout 2023.

OPEC+ reacted with supply reductions, helping to stabilize oil price levels during 2023. Oil and gas companies in the U.S. have largely refrained from expanding their existing production, which has contributed to steadier oil prices in 2023 as compared to recent years and to improved oil prices in early 2024.
Natural gas prices trended down year-over-year but strengthened in fourth quarter of 2023 due to increased power demand. However, natural gas prices have declined in the first part of 2024 as the domestic market appears oversupplied.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline, and our costs could increase. Oil and natural gas prices have fallen significantly since their peak in 2022, and we expect commodity price volatility to continue, driven by further geopolitical disruptions, including conflicts in the Middle East and actions of OPEC+ and swift near and medium-term fluctuations in supply and demand. Although we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs significantly increase from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
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
Outlook
Our 2024 full year capital program is expected to be approximately $1.75 billion to $1.95 billion. We expect to fund these capital expenditures with our operating cash flow. We expect to turn-in-line 132 to 158 total net wells in 2024 across our three operating regions. Approximately 61 percent of our drilling and completion capital is expected to be invested in the Permian Basin, 22 percent in the Marcellus Shale and 17 percent in the Anadarko Basin.
In 2023, we drilled 264 gross wells (169.4 net) and turned in line 273 gross wells (173.0 net). For the three months ended March 31, 2024, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 42.9 net wells and turned in line 33.0 net wells. Our capital program for the remainder of 2024 will focus on execution of our 2024 plan. We allocate our planned program for capital expenditures based on market conditions, return on capital and free cash flow expectations and availability of services and human resources. We will continue to assess the oil and natural gas price environment and may adjust our capital expenditures accordingly.
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
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand. However, from time to time, our investments may be funded by bank borrowings (including draws on our revolving credit agreement), sales of non-strategic assets, and private or public financing based on our monitoring of capital markets and our balance sheet. While there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our debt rating fall below a certain level, a change in our debt rating could adversely impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets. As of the date hereof, our debt is currently rated as investment grade by the three leading ratings agencies. For more on the impact of credit ratings on our interest rates and fees for unused commitments under our revolving credit agreement, see Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K, “Long-Term Debt and Credit Agreements.” We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement, we have the ability to finance our spending plans over the next 12 months and, based on current expectations, for the longer term.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time to time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. As of March 31, 2024 and December 31, 2023, we had a working capital surplus of $841 million and $355 million, respectively. The increase in our working capital surplus is primarily due to increases in cash and cash equivalents and short-term investments related to our issuance of $500 million of senior notes during the first quarter of 2024. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements and repayment of our current maturities of debt over the next 12 months.
As of March 31, 2024, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $1.5 billion, and we had unrestricted cash on hand and short-term investments of $1.3 billion and $250 million, respectively.
In March 2024, we issued $500 million of 5.60% senior notes. We expect to use these net proceeds, along with cash on hand, to fund the repayment of the $575 million of 3.65% weighted-average senior notes that mature in September 2024.
Our revolving credit agreement includes a covenant limiting our borrowing capacity based on our leverage ratio. As of March 31, 2024, we were in compliance with all financial covenants applicable to our revolving credit agreement and private placement senior notes. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements in this report, “Debt and Credit Agreements” and Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K, “Long-Term Debt and Credit Agreements,” for further details.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows provided by operating activities	$856	$1,494
Cash flows used in investing activities	(708)	(479)
Cash flows provided by (used in) financing activities	185	(715)
Net increase in cash, cash equivalents and restricted cash	$333	$300
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
Net cash provided by operating activities for the three months ended March 31, 2024 decreased by $638 million compared to the same period in 2023. This decrease was primarily due to the decrease in natural gas revenue resulting primarily from lower natural gas prices along with higher operating costs, a smaller contribution from changes in working capital and other assets and liabilities, and a decrease in cash received on derivative settlements. These decreases were partially offset by an increase in oil revenue.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $229 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to the purchase of short-term investments of $250 million from a portion of the net proceeds received from the issuance of the $500 million of 5.60% senior notes during the first quarter of 2024. This increase was partially offset by $26 million lower cash paid for capital expenditures.

Financing Activities. Cash flows provided by financing activities increased by $900 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was due to the issuance of the $500 million of 5.60% senior notes during the first quarter of 2024, $278 million lower dividend payments and $118 million lower common stock repurchases. The decrease in dividend payments was a result of a decrease in our dividend rate from $0.57 per common share (base-plus-variable) for the three months ended March 31, 2023 to $0.21 per common share (base only) for the three months ended March 31, 2024, and a decrease in outstanding shares of common stock due to our active share repurchase programs during 2023 and the first three months of 2024.
Capitalization
Information about our capitalization is as follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Total debt (1)	$2,651	$2,161
Stockholders’ equity	13,089	13,039
Total capitalization	$15,740	$15,200
Debt to total capitalization	17%	14%
Cash and cash equivalents	$1,289	$956
Short-term investments	$250	$—
________________________________________________________
(1) Includes $575 million of current portion of long-term debt as of March 31, 2024 and December 31, 2023 that matures in September 2024. There were no borrowings outstanding under our revolving credit agreement as of March 31, 2024 and December 31, 2023.
Share repurchases. During the three months ended March 31, 2024, we repurchased and retired 6 million shares of our common stock for $157 million. We repurchased and retired 11 million shares of our common stock for $271 million during the three months ended March 31, 2023.
Dividends. In February 2024, our Board of Directors approved an increase in the base quarterly dividend from $0.20 per share to $0.21 per share.
The following table summarizes our dividends on our common stock:

	Rate Per Share			Total Dividends (In millions)
	Fixed	Variable	Total
2024
First quarter	$0.21	$—	$0.21	$160
2023
First quarter	$0.20	$0.37	$0.57	$438
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash flow provided by operating activities, and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In millions)	2024	2023
Capital expenditures:
Drilling and facilities	$420	$523
Pipeline and gathering	27	38
Other	3	7
Capital expenditures for drilling, completion and other fixed asset additions	450	568
Capital expenditures for leasehold and property acquisitions	1	1
Exploration expenditures(1)	5	4
	$456	$573
________________________________________________________
(1)There were no exploratory dry hole costs for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024, our capital program was focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 42.9 net wells and turned in line 33.0 net wells. We continue to expect that our full-year 2024 capital program will be approximately $1.75 billion to $1.95 billion. Refer to “Outlook” above for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations described under “Gathering, Processing and Transportation Agreements” and “Lease Commitments” as disclosed in Note 8 of the Notes to the Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K.
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
RESULTS OF OPERATIONS
First Three Months of 2024 and 2023 Compared
Operating Revenues

	Three Months Ended March 31,		Variance
(In millions)	2024	2023	Amount	Percent
Natural gas	$538	$822	$(284)	(35)%
Oil	701	615	86	14%
NGL	173	177	(4)	(2)%
Gain on derivative instruments	—	138	(138)	100%
Other	21	25	(4)	(16)%
	$1,433	$1,777	$(344)	(19)%
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
Natural Gas Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (Bcf)	269.4	248.1	21.3	9%	$70
Price variance ($/Mcf)	$2.00	$3.31	$(1.31)	(40)%	(354)
					$(284)
Natural gas revenues decreased $284 million primarily due to significantly lower natural gas prices, partially offset by higher production. The higher production is primarily due to increased production in the Marcellus Shale and Permian Basin, partially offset by a decrease in the Anadarko Basin production, primarily due to the timing of our drilling and completion activities.
Oil Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (MMBbl)	9.3	8.3	1.0	12%	$74
Price variance ($/Bbl)	$75.16	$74.03	$1.13	2%	12
					$86
Oil revenues increased $86 million primarily due to higher production in the Permian Basin and higher oil prices.
NGL Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (MMBbl)	8.2	7.5	0.7	9%	$17
Price variance ($/Bbl)	$21.09	$23.66	$(2.57)	(11)%	(21)
					$(4)
NGL revenues decreased $4 million primarily due to lower NGL prices, partially offset by higher NGL volumes, particularly in the Permian Basin.
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

The following table presents the components of “Gain on derivative instruments” for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2023
Cash received (paid) on settlement of derivative instruments
Gas contracts	$27	$99
Oil contracts	(1)	1
Non-cash gain (loss) on derivative instruments
Gas contracts	7	42
Oil contracts	(33)	(4)
	$—	$138
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with the volume and commodity mix, some are a function of the number of wells we own and operate, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our costs for services, labor and supplies had begun to stabilize at the end of 2023 despite the on-going demand for those items and the latent effects of inflation and supply chain disruptions, and thus far in 2024 these costs have remained stable.
The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows:

	Three Months Ended March 31,		Variance		Per Boe
(In millions, except per Boe	2024	2023	Amount	Percent	2024	2023
Operating Expenses
Direct operations	$156	$134	$22	16%	$2.50	$2.34
Gathering, processing and transportation	250	236	14	6%	4.00	4.13
Taxes other than income	74	86	(12)	(14)%	1.19	1.50
Exploration	5	4	1	25%	0.07	0.07
Depreciation, depletion and amortization	432	369	63	17%	6.92	6.45
General and administrative	75	76	(1)	(1)%	1.21	1.33
	$992	$905	$87	10%	$15.89	$15.82
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include well workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended March 31,			Per Boe
(In millions, except per Boe)	2024	2023	Variance	2024	2023
Direct Operations
Lease operating expense	$130	$106	$24	$2.08	$1.85
Workover expense	26	28	(2)	0.42	0.49
	$156	$134	$22	$2.50	$2.34
Lease operating expense increased due to the increase in production levels and generally higher costs. Higher operating costs were driven by higher equipment and field services and higher contract labor and employee-related costs.

Gathering, Processing and Transportation
Gathering, processing and transportation costs principally consist of expenditures to prepare and transport production downstream from the wellhead, including gathering, fuel, and compression, and processing costs, which are incurred to extract NGLs from the raw natural gas stream. Gathering costs also include costs associated with operating our gas gathering infrastructure, including operating and maintenance expenses. Costs vary by operating area and will fluctuate with increases or decreases in production volumes, contractual fees, and changes in fuel and compression costs.
Gathering, processing and transportation costs increased $14 million primarily due to higher production levels, partially offset by lower gathering and transportation rates in the Permian and Anadarko Basins, which were driven by lower natural gas prices during first quarter of 2024 compared to the same period in 2023.
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
The following table presents taxes other than income for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Taxes Other than Income
Production	$54	$60	$(6)
Drilling impact fees	5	9	(4)
Ad valorem	17	16	1
Other	(2)	1	(3)
	$74	$86	$(12)
Production taxes as percentage of revenue (Permian and Anadarko Basins)	5.7%	6.7%
Taxes other than income decreased $12 million. Production taxes represented the majority of our taxes other than income, which decreased primarily due to lower oil, natural gas and NGL revenues. Drilling impact fees decreased primarily due to the timing of wells drilled in the Marcellus Shale and lower natural gas prices, which drive the fees assessed on our drilling activities.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Three Months Ended March 31,			Per Boe
(In millions, except per Boe)	2024	2023	Variance	2024	2023
DD&A Expense
Depletion	$399	$337	$62	$6.39	$5.89
Depreciation	18	17	1	0.29	0.30
Amortization of unproved properties	12	12	—	0.19	0.21
Accretion of ARO	3	3	—	0.05	0.05
	$432	$369	$63	$6.92	$6.45
Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in reserves, changes in estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will impact depletion expense. Our depletion expense increased $62 million primarily due to an increase in production and our depletion rate, which was $6.39 per Boe for the first quarter of 2024 compared to $5.89 per Boe for the first quarter of 2023. The increase in the depletion rate was primarily driven by lower reserve volumes as a result of lower prices in 2023.
General and Administrative (“G&A”)
G&A expense consists primarily of salaries and related benefits, stock-based compensation, office rent, legal and consulting fees, systems costs and other administrative costs incurred.
The table below reflects our G&A expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
G&A Expense
General and administrative expense	$62	$53	$9
Stock-based compensation expense	13	16	(3)
Merger-related expense	—	7	(7)
	$75	$76	$(1)
G&A expense, excluding stock-based compensation and merger-related expenses, increased $9 million primarily due to the recognition of certain long-term commitments for community outreach and charitable contributions in the first quarter of 2024 and higher legal and professional costs in the first quarter of 2024 compared to the comparable period of 2023.
Stock-based compensation expense decreased $3 million primarily due to a decrease in the valuation of TSR performance share awards as a result of our stock performance versus our peers and the vesting of certain awards in late 2023. This decrease was partially offset by higher stock-based compensation costs related to new shares granted during the first quarter of 2024.
Merger-related expenses decreased $7 million primarily due to the termination of all transition employees during 2023. We accrued for these costs over the transition period during 2022 and early 2023, with substantially all of our expected severance costs being fully accrued over that time period.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Interest Expense
Interest expense	$22	$20	$2
Debt premium and discount amortization, net	(5)	(5)	—
Debt issuance cost amortization	1	1	—
Other	1	1	—
	$19	$17	$2
Interest expense increased $2 million primarily due to the issuance of 5.60% senior notes in early March 2024.
Interest Income
Interest income increased $4 million due to higher interest rates received on higher cash balances during 2024.

Income Tax Expense

	Three Months Ended March 31,
(In millions)	2024	2023	Variance
Income Tax Expense
Current tax expense	$107	$172	$(65)
Deferred tax (benefit) expense	(22)	23	(45)
	$85	$195	$(110)
Combined federal and state effective income tax rate	19%	22%
Income tax expense decreased $110 million primarily due to lower pre-tax income and a lower effective tax rate. The effective tax rate decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to differences in permanent book-to-tax adjustments and non-recurring discrete items recorded during the three months ended March 31, 2024 and 2023.
Forward-Looking Information
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited, statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, timing and amount of capital expenditures and other statements that are not historical facts contained in this report. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the impact of public health crises, including pandemics and epidemics and any related company or governmental policies or actions, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, including as a result of instability in the banking sector, geopolitical disruptions such as the war in Ukraine or the conflict in the Middle East or further escalation thereof, results of future drilling and marketing activities, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches and other factors detailed herein and in our other SEC filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. The following quantitative and qualitative information is provided about financial instruments to which we were party as of March 31, 2024 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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

Derivative Instruments and Risk Management Activities
Our commodity price risk management strategy is designed to reduce the risk of commodity price volatility for our production in the oil and natural gas markets through the use of financial commodity derivatives. A committee that consists of members of senior management oversees these risk management activities. Our financial commodity derivatives generally cover a portion of our production and, while protecting us in the event of price declines, limit the benefit to us in the event of price increases. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our financial commodity derivatives. Please read the discussion below as well as Note 5 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivatives.
Periodically, we enter into financial commodity derivatives, including collar, swap and basis swap agreements, to protect against exposure to commodity price declines. All of our financial derivatives are used for risk management purposes and are not held for trading purposes. Under the collar agreements, if the index price rises above the ceiling price, we pay the counterparty. If the index price falls below the floor price, the counterparty pays us. Under the swap agreements, we receive a fixed price on a notional quantity of natural gas in exchange for paying a variable price based on a market-based index.
As of March 31, 2024, we had the following outstanding financial commodity derivatives:

	2024			2025				Fair Value Asset (Liability) (in millions)
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX collars								$74
Volume (MMBtu)	44,590,000	45,080,000	16,690,000	9,000,000	9,100,000	9,200,000	9,200,000
Weighted average floor ($/MMBtu)	$2.70	$2.75	$2.75	$3.25	$3.25	$3.25	$3.25
Weighted average ceiling ($/MMBtu)	$3.87	$3.94	$4.23	$4.79	$4.79	$4.79	$4.79
								$74

	2024			Fair Value Asset (Liability) (in millions)
Oil	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars				$(7)
Volume (MBbl)	3,185	2,760	2,760
Weighted average floor ($/Bbl)	$67.57	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$90.47	$87.17	$87.17

WTI Midland oil basis swaps				(1)
Volume (MBbl)	3,185	2,760	2,760
Weighted average differential ($/Bbl)	$1.15	$1.14	$1.14
				$(8)
In April 2024, we entered into the following financial commodity derivatives:

	2024		2025
Oil	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
WTI oil collars
Volume (MBbl)	460	460	900	910
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$86.02	$86.02	$84.21	$84.21
A significant portion of our expected oil and natural gas production for the remainder of 2024 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.

During the three months ended March 31, 2024, natural gas collars with floor prices of $3.00 per MMBtu and ceiling prices ranging from $5.08 to $5.67 per MMBtu covered 34.5 Bcf, or 13 percent of natural gas production at a weighted-average price of $3.00 per MMBtu.
During the three months ended March 31, 2024, oil collars with floor prices ranging from $65.00 to $70.00 per Bbl and ceiling prices ranging from $84.80 to $92.40 per Bbl covered 3.0 MMBbls, or 32 percent, of oil production at a weighted-average price of $67.70 per Bbl. Oil basis swaps covered 3.0 MMBbls, or 32 percent, of oil production at a weighted-average price of $1.16 per Bbl.
We are exposed to market risk on financial commodity derivative instruments to the extent of changes in market prices of the related commodity. However, the market risk exposure on these derivative contracts is generally offset by the gain on or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of oil and natural gas agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. Our counterparties are primarily commercial banks and financial service institutions that our management believes present minimal credit risk and our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. We have not incurred any losses related to non-performance risk of our counterparties, and we do not anticipate any material impact on our financial results due to non-performance by third parties. However, we cannot be certain that we will not experience such losses in the future.
Interest Rate Risk
As of March 31, 2024, we had total debt of $2.7 billion (with a principal amount of $2.6 billion). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit agreement provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of March 31, 2024 and, therefore, we have no related exposure to interest rate risk.
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents, restricted cash and short-term investments approximate fair value due to the short-term maturities of these instruments.
The fair value of our senior notes is based on quoted market prices. The fair value of our private placement senior notes is based on third-party quotes which are derived from credit spreads for the difference between the issue rate and the period end market rate and other unobservable inputs.
The carrying amount and estimated fair value of debt is as follow:

	March 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,651	$2,508	$2,161	$2,015
Current maturities	(575)	(568)	(575)	(565)
Long-term debt, excluding current maturities	$2,076	$1,940	$1,586	$1,450

ITEM 4. Controls and Procedures
As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference in response to this item.
Governmental Proceedings
From time to time, we receive notices of violation from governmental and regulatory authorities, including notices relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty whether these notices of violation will result in fines, penalties or both, if fines or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of $300,000.
In June 2023, we received a Notice of Violation and Opportunity to Confer (“NOVOC”) from the U.S. Environmental Protection Agency (“EPA”) alleging violations of the Clean Air Act, the Texas State Implementation Plan, the New Mexico State Implementation Plan (“NMSIP”) and certain other state and federal regulations pertaining to Company facilities in Texas and New Mexico. Separately, in July 2023, we received a letter from the U.S. Department of Justice that the EPA has referred this NOVOC for civil enforcement proceedings. In August 2023, we received a second NOVOC from the EPA alleging violations of the Clean Air Act, the NMSIP, and certain other state and federal regulations pertaining to Company facilities in New Mexico. We have exchanged information with the EPA and continue to engage in discussions aimed at resolving the allegations. At this time we are unable to predict with certainty the financial impact of these NOVOCs or the timing of any resolution. However, any enforcement action related to these NOVOCs will likely result in fines or penalties, or both, and corrective actions, which may increase our development costs or operating costs. We believe that any fines, penalties, or corrective actions that may result from these matters will not have a material effect on our financial position, results of operations, or cash flows.
ITEM 1A. Risk Factors
For additional information about the risk factors that affect us, see Item 1A of Part I of our Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the quarter ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions)
January 2024	—	$—	—	$1,586
February 2024	—	$—	—	$1,586
March 2024 (2)(3)	5,753	$26.94	5,753	$1,429
Total	5,753		5,753
_______________________________________________________________________________
(1)    All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in February 2023 and which authorized the repurchase of up to $2.0 billion of our common stock. The share repurchase program does not have an expiration date.
(2)    Shares were repurchased under a Rule 10b5-1 Plan that was in effect from February 28, 2024 to May 2, 2024.
(3) Includes 180,028 shares that were repurchased prior to March 31, 2024 and settled in April 2024.

ITEM 5. Other Information
Trading Plan Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits
Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.1 of Coterra's Current Report on Form 8-K filed with the SEC on May 2, 2024).

3.2	Amended and Restated Bylaws of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.2 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023).

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

4.4
Second Supplemental Indenture, dated as of March 13, 2024, by and between Coterra Energy Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of Coterra’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

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

COTERRA ENERGY INC.
(Registrant)

May 3, 2024	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 3, 2024	By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 3, 2024	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)