Form 10-Q
period 2024-06-30
Coterra Energy Inc.
filed 2024-08-02
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 739,274,446 shares of common stock, par value $0.10 per share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,070	$956
Restricted cash	9	9
Short-term investments	250	—
Accounts receivable, net	857	843
Income taxes receivable	69	51
Inventories	45	59
Other current assets	37	97
Total current assets	2,337	2,015
Properties and equipment, net (successful efforts method)	17,996	17,933
Other assets	431	467
	$20,764	$20,415
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$775	$803
Current portion of long-term debt	575	575
Accrued liabilities	285	261
Interest payable	30	21
Total current liabilities	1,665	1,660
Long-term debt	2,071	1,586
Deferred income taxes	3,390	3,413
Asset retirement obligations	286	280
Other liabilities	315	429
Total liabilities	7,727	7,368

Commitments and contingencies (Note 7)

Cimarex redeemable preferred stock	8	8

Stockholders’ equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2024 and 2023
Issued — 740 shares and 751 shares in 2024 and 2023, respectively	74	75
Additional paid-in capital	7,324	7,587
Retained earnings	5,620	5,366
Accumulated other comprehensive income	11	11
Total stockholders' equity	13,029	13,039
	$20,764	$20,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
OPERATING REVENUES
Oil	$774	$626	$1,475	$1,241
Natural gas	319	436	857	1,258
NGL	176	129	349	306
(Loss) gain on derivative instruments	(16)	(12)	(16)	126
Other	18	6	39	31
	1,271	1,185	2,704	2,962
OPERATING EXPENSES
Direct operations	160	130	316	264
Gathering, processing and transportation	242	258	492	494
Taxes other than income	54	63	128	149
Exploration	5	5	10	9
Depreciation, depletion and amortization	447	395	879	764
General and administrative	68	58	143	134
	976	909	1,968	1,814
Gain on sale of assets	1	—	—	5
INCOME FROM OPERATIONS	296	276	736	1,153
Interest expense	34	16	53	33
Interest income	(19)	(10)	(35)	(22)
Income before income taxes	281	270	718	1,142
Income tax expense	61	61	146	256
NET INCOME	$220	$209	$572	$886

Earnings per share
Basic	$0.30	$0.28	$0.77	$1.16
Diluted	$0.29	$0.27	$0.76	$1.16

Weighted-average common shares outstanding
Basic	742	755	746	760
Diluted	748	760	752	764
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$572	$886
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	879	764
Deferred income tax expense	(23)	27
Gain on sale of assets	—	(5)
Loss (gain) on derivative instruments	16	(126)
Net cash received in settlement of derivative instruments	62	184
Amortization of debt premium, discount and debt issuance costs	(9)	(10)
Stock-based compensation and other	25	24
Changes in assets and liabilities:
Accounts receivable, net	(14)	617
Income taxes	(18)	71
Inventories	14	(2)
Other current assets	(8)	(6)
Accounts payable and accrued liabilities	(17)	(336)
Interest payable	9	—
Other assets and liabilities	(74)	52
Net cash provided by operating activities	1,414	2,140

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(936)	(1,075)
Capital expenditures for leasehold and property acquisitions	(3)	(6)
Purchases of short-term investments	(250)	—
Proceeds from sale of assets	1	33
Net cash used in investing activities	(1,188)	(1,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	499	—
Repayments of finance leases	(3)	(3)
Common stock repurchases	(290)	(325)
Dividends paid	(314)	(588)
Cash paid for conversion of redeemable preferred stock	—	(1)
Tax withholding on vesting of stock awards	—	(1)
Capitalized debt issuance costs	(5)	(7)
Cash received for stock option exercises	1	—
Net cash used in financing activities	(112)	(925)

Net increase in cash, cash equivalents and restricted cash	114	167
Cash, cash equivalents and restricted cash, beginning of period	965	683
Cash, cash equivalents and restricted cash, end of period	$1,079	$850
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
Net income	—	—	—	—	—	—	352	352
Stock amortization and vesting	—	—	—	—	15	—	—	15
Common stock repurchases	—	—	6	(157)	—	—	—	(157)
Common stock retirements	(6)	—	(6)	157	(157)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(160)	(160)
Balance at March 31, 2024	745	$75	—	$—	$7,445	$11	$5,558	$13,089
Net income	—	—	—	—	—	—	$220	220
Exercise of stock options	—	—	—	—	1	—	—	1
Stock amortization and vesting	—	—	—	—	16	—	—	16
Common stock repurchases	—	—	5	(139)	—	—	—	(139)
Common stock retirements	(5)	(1)	(5)	139	(138)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(158)	(158)
Balance at June 30, 2024	740	$74	—	$—	$7,324	$11	$5,620	$13,029

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	677	677
Stock amortization and vesting	—	—	—	—	13	—	—	13
Conversion of Cimarex redeemable preferred stock	—	—	—	—	3	—	—	3
Common stock repurchases	—	—	11	(271)	—	—	—	(271)
Common stock retirements	(11)	(1)	(11)	271	(270)	—	—	—
Cash dividends on common stock at $0.57 per share	—	—	—	—	—	—	(438)	(438)
Balance at March 31, 2023	757	$76	—	$—	$7,679	$13	$4,875	$12,643
Net income	—	—	—	—	—	—	209	209
Stock amortization and vesting	—	—	—	—	17	—	—	17
Common stock repurchases	—	—	2	(57)	—	—	—	(57)
Common stock retirements	(2)	—	(2)	57	(57)	—	—	—
Cash dividends on common stock at $0.20 per share	—	—	—	—	—	—	(153)	(153)
Balance at June 30, 2023	755	$76	—	$—	$7,639	$13	$4,931	$12,659

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
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	June 30, 2024	December 31, 2023
Proved oil and gas properties	$20,714	$19,582
Unproved oil and gas properties	4,355	4,617
Gathering and pipeline systems	579	527
Land, buildings and other equipment	230	216
Finance lease right-of-use asset	26	25
	25,904	24,967
Accumulated DD&A	(7,908)	(7,034)
	$17,996	$17,933
Capitalized Exploratory Well Costs
As of and for the six months ended June 30, 2024, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

3. Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt.

(In millions)	June 30, 2024	December 31, 2023
3.65% weighted-average private placement senior notes(1)	$825	$825
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	—
Revolving credit agreement	—	—
Total	2,575	2,075
Unamortized debt premium	80	90
Unamortized debt discount	(1)	—
Unamortized debt issuance costs	(8)	(4)
Total debt	2,646	2,161
Less: current portion of long-term debt	575	575
Long-term debt	$2,071	$1,586
_______________________________________________________________________________
(1)The 3.65% weighted-average senior notes have bullet maturities of $575 million and $250 million due in September 2024 and 2026, respectively.
As of June 30, 2024, the Company was in compliance with all financial covenants for its revolving credit agreement and its 3.65% weighted-average private placement senior notes (the “private placement senior notes”).
As of June 30, 2024, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $1.5 billion.
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

4. Derivative Instruments
As of June 30, 2024, the Company had the following outstanding financial commodity derivatives:

	2024		2025				2026
Natural Gas	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
NYMEX collars
Volume (MMBtu)	45,080,000	28,890,000	27,000,000	27,300,000	27,600,000	27,600,000	18,000,000
Weighted average floor ($/MMBtu)	$2.75	$2.75	$2.92	$2.92	$2.92	$2.92	$2.75
Weighted average ceiling ($/MMBtu)	$3.94	$4.68	$5.12	$4.37	$4.37	$6.20	$8.30

	2024		2025
Oil	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
WTI oil collars
Volume (MBbl)	3,220	3,220	1,800	1,820
Weighted average floor ($/Bbl)	$65.00	$65.00	$62.50	$62.50
Weighted average ceiling ($/Bbl)	$87.01	$87.01	$81.67	$81.67

WTI Midland oil basis swaps
Volume (MBbl)	4,600	4,600	1,800	1,820
Weighted average differential ($/Bbl)	$1.13	$1.13	$1.24	$1.24

In July 2024, the Company entered into the following financial commodity derivatives:

	2025
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	900	910	1,380	1,380
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$84.07	$84.07	$83.18	$83.18

WTI Midland oil basis swaps
Volume (MBbl)	900	910	1,380	1,380
Weighted average differential ($/Bbl)	$1.13	$1.13	$1.14	$1.14
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commodity contracts	Other current assets (current)	$17	$85	$—	$—
Commodity contracts	Accrued liabilities (current)	—	—	5	—
Commodity contracts	Other assets (non-current)	2	7	—	—
		$19	$92	$5	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	June 30, 2024	December 31, 2023
Derivative assets
Gross amounts of recognized assets	$25	$93
Gross amounts offset in the condensed consolidated balance sheet	(6)	(1)
Net amounts of assets presented in the condensed consolidated balance sheet	19	92
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	1
Net amount	$19	$93

Derivative liabilities
Gross amounts of recognized liabilities	$11	$1
Gross amounts offset in the condensed consolidated balance sheet	(6)	(1)
Net amounts of liabilities presented in the condensed consolidated balance sheet	5	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$5	$—
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Cash received (paid) on settlement of derivative instruments
Gas contracts	$36	$82	$63	$181
Oil contracts	—	2	(1)	3
Non-cash loss on derivative instruments
Gas contracts	(50)	(96)	(43)	(54)
Oil contracts	(2)	—	(35)	(4)
	$(16)	$(12)	$(16)	$126
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2024
Assets
Deferred compensation plan	$16	$—	$—	$16
Derivative instruments	—	—	25	25
	$16	$—	$25	$41
Liabilities
Deferred compensation plan	$16	$—	$—	$16
Derivative instruments	—	—	11	11
	$16	$—	$11	$27

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
Assets
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	93	93
	$33	$—	$93	$126
Liabilities
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	1	1
	$33	$—	$1	$34
The Company’s investments associated with its deferred compensation plans consist of mutual funds that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s counterparties. Such quotes have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from, or verified using, relevant NYMEX futures contracts, are compared to multiple quotes obtained from counterparties and third-party valuation services, or a combination of the foregoing. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using credit default swap spreads for various similarly rated companies in the same sector as the Company. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
The most significant unobservable inputs relative to the Company’s Level 3 derivative contracts are basis differentials and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ or third-party valuation service provider’s valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided.
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
(In millions)	2024	2023
Balance at beginning of period	$92	$146
Total gain (loss) included in earnings	(16)	126
Settlement (gain) loss	(62)	(184)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$14	$88

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(26)	$42
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of June 30, 2024, additional disclosures were not required.
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
The fair value of the Company’s 3.90% senior notes due May 15, 2027, 4.375% senior notes due March 15, 2029 and 2034 senior notes is based on quoted market prices, which is classified as Level 1 in the fair value hierarchy. The fair value of the Company’s 3.65% weighted-average private placement senior notes is based on third-party quotes, which are derived from credit spreads for the difference between the issue rate and the period end market rate and other unobservable inputs. The Company’s 3.65% weighted-average private placement senior notes are valued using a market approach and are classified as Level 3 in the fair value hierarchy.
The carrying amount and estimated fair value of debt are as follows:

	June 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,646	$2,504	$2,161	$2,015
Current maturities	(575)	(572)	(575)	(565)
Long-term debt, excluding current maturities	$2,071	$1,932	$1,586	$1,450
6. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Six Months Ended June 30, 2024
Balance at beginning of period	$289
Liabilities incurred	4
Liabilities settled	(1)
Accretion expense	6
Balance at end of period	298
Less: current asset retirement obligations	(12)
Noncurrent asset retirement obligations	$286
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
Legal Matters
Securities Litigation
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Dan O. Dinges, its then-Chief Executive Officer, and Scott C. Schroeder, its then-Chief Financial Officer, alleging that the Company made misleading statements in its periodic filings with the SEC in violation of Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The suit was subsequently transferred to the United States District Court for the Southern District of Texas, and the plaintiffs amended the complaint to add claims against Phillip L. Stalnaker, the Company’s then-Senior Vice President of Operations. The claims against Mr. Stalnaker, however, were later dismissed. The current amended complaint was filed on January 9, 2024 and alleges that the Company and the individual defendants made material misstatements and omissions regarding the Company’s 2019 production growth guidance and the status of certain environmental matters in

Pennsylvania, including alleged violations of the Pennsylvania Clean Streams Law and the remediation status of certain gas wells. The plaintiffs allege claims under Section 10(b) and Section 20 of the Exchange Act and seek monetary damages, interest, and attorney’s fees. The court has certified a class consisting of persons and entities who purchased the Company’s common stock between February 22, 2016, and June 12, 2020, inclusive. On April 29, 2024, the Company and plaintiffs reached a settlement in principle, with most of the settlement amount to be paid by the Company’s insurance carriers. The formal settlement agreement was filed with the court on June 3, 2024. On June 27, 2024, the court granted preliminary approval of the settlement and scheduled a final approval hearing for October 24, 2024. This settlement agreement remains subject to final approval by the court.
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
On March 21, 2024, one of the plaintiffs in the above consolidated derivative action served a demand letter on the Company’s current Board of Directors. The letter demanded that the Board of Directors pursue legal claims against various current and former officers and directors of the Company based on similar factual allegations as contained in the securities class action and consolidated shareholder derivative action described above. On June 11, 2024, the individual who made the demand filed a stockholder derivative lawsuit styled Fischer v. Dinges et. al. (U.S. District Court, Southern District of Texas). The Board of Directors has formed a committee to advise it in addressing each of the demand and the lawsuit.
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
8. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Oil	$774	$626	$1,475	$1,241
Natural gas	319	436	857	1,258
NGL	176	129	349	306
Other	18	6	39	31
	$1,287	$1,197	$2,720	$2,836

All of the Company’s revenues from contracts with customers on sales of oil, natural gas and NGL products are recognized at the point in time when control of the product is transferred to the customer and payment can be reasonably assured. All revenues are generated in the U.S.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2024, the Company had $6.4 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 15 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, which is generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $682 million and $723 million as of June 30, 2024 and December 31, 2023, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of June 30, 2024, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
9. Capital Stock
Dividends
Common Stock
In February 2024, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.20 per share to $0.21 per share.
In February 2023, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share.
The following table summarizes the Company’s dividends on its common stock:

	Rate per share
	Base	Variable	Total	Total Dividends (In millions)
2024
First quarter	$0.21	$—	$0.21	$160
Second quarter	0.21	—	0.21	158
	$0.42	$—	$0.42	$318
2023
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
	$0.40	$0.37	$0.77	$591
Treasury Stock
During the six months ended June 30, 2024, the Company repurchased and retired 11 million shares for $296 million and as of June 30, 2024, had $1.3 billion remaining under its current share repurchase program.
During the six months ended June 30, 2023, the Company repurchased and retired 13 million shares for $328 million under its previous share repurchase program.

10. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Restricted stock units - employees and non-employee directors	$12	$7	$21	$14
Restricted stock awards	2	4	3	8
Performance share awards	2	3	5	8
Deferred performance shares	—	(7)	—	(7)
Total stock-based compensation expense	$16	$7	$29	$23
Income tax benefit	$—	$1	$—	$2
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units - Employees
During the six months ended June 30, 2024, the Company granted 574,697 restricted stock units to employees of the Company with a weighted average grant date value of $26.16 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three-year service period. The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for awards granted in 2024, based on the Company’s actual forfeiture history and expectations for this type of award.
Restricted Stock Units - Non-Employees Directors
In May 2024, the Company granted 64,107 restricted stock units, with a weighted-average grant date value of $28.08 per unit, to the Company’s non-employee directors. The fair value of these units is measured based on the closing stock price on grant date. These units will vest on the earlier of April 2025 or upon the director’s separation from the Company. Accordingly, the Company recognized compensation expense immediately.
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the six months ended June 30, 2024, the Company granted 541,865 TSR Performance Share Awards, which are earned or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2024 and ends on January 31, 2027.
These awards have both an equity and liability component, with the right to receive up to the first 100 percent of the award in shares of common stock and the right to receive up to an additional 100 percent of the value of the award in excess of the equity component in cash. These awards also include a feature that will reduce the potential cash component of the award if the actual performance is negative over the three-year period and the base calculation indicates an above-target payout. The equity portion of these awards is valued on the grant date and is not marked-to-market, while the liability portion of the awards is valued as of the end of each reporting period on a mark-to-market basis. The Company calculates the fair value of the equity and liability portions of the awards using a Monte Carlo simulation model.
The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for these awards based on the Company’s actual forfeiture history and expectations for this type of award.

The following assumptions were used to determine the grant date fair value of the equity component and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date
	February 21, 2024	June 30, 2024
Fair value per performance share award	$19.38	$3.18 - $9.67
Assumptions:
Stock price volatility	38.0%	22.1%- 36.2%
Risk-free rate of return	4.39%	4.55% - 5.22%
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
The following is a calculation of basic and diluted net earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Income (Numerator)
Net income	$220	$209	$572	$886
Less: dividends attributable to participating securities	(1)	(1)	(1)	(3)
Net income available to common stockholders	$219	$208	$571	$883

Shares (Denominator)
Weighted average shares - Basic	742	755	746	760
Dilution effect of stock awards at end of period	6	5	6	4
Weighted average shares - Diluted	748	760	752	764

Earnings per share
Basic	$0.30	$0.28	$0.77	$1.16
Diluted	$0.29	$0.27	$0.76	$1.16
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—	—	1

12. Restructuring Costs
Restructuring costs are primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Cimarex Energy Co. that closed on October 1, 2021. The following table summarizes the Company’s restructuring liabilities:

	Six Months Ended June 30,
(In millions)	2024	2023
Balance at beginning of period	$47	$77
Additions related to merger integration	—	11
Reductions related to severance payments	(19)	(18)
Balance at end of period	$28	$70
13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	June 30, 2024	December 31, 2023
Accounts receivable, net
Trade accounts	$682	$723
Joint interest accounts	128	118
Other accounts	50	4
	860	845
Allowance for credit losses	(3)	(2)
	$857	$843
Other current assets
Prepaid balances	$19	$11
Derivative instruments	17	85
Other	1	1
	$37	$97
Other assets
Deferred compensation plan	$16	$33
Debt issuance costs	7	8
Operating lease right-of-use assets	296	337
Derivative instruments	2	7
Other accounts	110	82
	$431	$467
Accounts payable
Trade accounts	$79	$60
Royalty and other owners	367	386
Accrued gathering, processing and transportation	70	80
Accrued capital costs	157	165
Taxes other than income	20	33
Accrued lease operating costs	42	39
Other accounts	40	40
	$775	$803

(In millions)	June 30, 2024	December 31, 2023
Accrued liabilities
Employee benefits	$43	$70
Taxes other than income	33	14
Restructuring liabilities	25	35
Derivative instruments	5	—
Operating lease liabilities	125	116
Financing lease liabilities	7	6
Other accounts	47	20
	$285	$261
Other liabilities
Deferred compensation plan	$16	$33
Postretirement benefits	18	17
Operating lease liabilities	183	237
Financing lease liabilities	4	6
Restructuring liabilities	3	12
Other accounts	91	124
	$315	$429
14. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Interest Expense
Interest expense	$27	$21	$49	$41
Debt premium and discount amortization, net	(6)	(6)	(11)	(11)
Debt issuance cost amortization	1	1	2	2
Other	12	—	13	1
	$34	$16	$53	$33

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” the “Company,” “our,” “we” and “us”) for the three and six month periods ended June 30, 2024 and 2023 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 (our “Form 10-K”). For the abbreviations and definitions of certain terms commonly used in the oil and gas industry, please see the “Glossary of Certain Oil and Gas Terms” included within our Form 10-K.
OVERVIEW
Financial and Operating Overview
Financial and operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflect the following:
•Net income decreased $314 million from $886 million, or $1.16 per share, in 2023 to $572 million, or $0.77 per share, in 2024.
•Net cash provided by operating activities decreased $726 million, from $2.1 billion in 2023 to $1.4 billion in 2024.
•Equivalent production increased 5.6 MMBoe from 117.7 MMBoe, or 650.1 MBoe per day, in 2023 to 123.3 MMBoe, or 677.7 MBoe per day in 2024.
◦Oil production increased 2.1 MMBbl from 17.0 MMBbl, or 94.0 MBbl per day, in 2023 to 19.1 MMBbl, or 104.9 MBbl per day, in 2024.
◦Natural gas production increased 9.9 Bcf from 512.4 Bcf, or 2,831 Mmcf per day, in 2023 to 522.3 Bcf, or 2,870 Mmcf per day, in 2024.
◦NGL volumes increased 2.0 MMBbl from 15.2 MMBbl, or 84.2 MBbl per day, in 2023 to 17.2 MMBbl, or 94.5 MBbl per day, in 2024.
•Average realized prices:
◦Oil was $77.25 per Bbl in 2024, six percent higher than the $73.11 per Bbl realized in 2023.
◦Natural gas was $1.76 per Mcf in 2024, 37 percent lower than the $2.81 per Mcf realized in 2023.
◦NGL price was $20.28 per Bbl in 2024, less than one percent higher than the $20.11 per Bbl realized in 2023.
•Total capital expenditures for drilling, completion and other fixed assets were $927 million in 2024 compared to $1.1 billion in the corresponding period of the prior year. The decrease was driven by lower planned capital expenditures in 2024.
•Issued $500 million of 5.60% aggregate principal amount senior notes due March 15, 2034 during the six months ended June 30, 2024. We expect to use the net proceeds, and cash on hand, to fund the repayment of the $575 million of 3.65% weighted-average private placement senior notes that mature in September 2024.
•Increased our quarterly base dividend from $0.20 per share to $0.21 per share in February 2024.
•Repurchased 11 million shares for $296 million during the six months ended June 30, 2024. We repurchased 13 million shares for $328 million during the six months ended June 30, 2023.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly commodity prices and our ability to find, develop and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which can be impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions, and geopolitical, economic and other factors.
Oil prices have recovered in recent years from previous pandemic-related market weakness, particularly on the demand side. Global conflict and supply chain disruptions drove high oil prices in 2022, which then moderated throughout 2023.

OPEC+ reacted with supply reductions, helping to stabilize oil price levels during 2023. U.S. oil production has been flat, which, when combined with OPEC+’s reductions, has contributed to relatively steadier oil prices in 2023 and 2024.
Natural gas prices trended down year-over-year as strong production and relatively weak demand drove inventory levels above the five-year average. However, as seen in recent NYMEX strip pricing, natural gas prices are expected to increase throughout the remainder of 2024 and into 2025 due to, among other factors, an expected increase in demand driven by LNG exports.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline, and our costs could increase. We expect commodity price volatility to continue, driven by further geopolitical disruptions, including conflicts in the Middle East and actions of OPEC+ and swift near and medium-term fluctuations in supply and demand. While we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs significantly increase from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
In addition, the issue of, and increasing political and social attention on, climate change has resulted in both existing and pending national, regional and local legislation and regulatory measures, such as mandates for renewable energy and emissions reductions. Changes in these laws or regulations may result in delays or restrictions in permitting and the development of projects, may result in increased costs and may impair our ability to move forward with our construction, completions, drilling, water management, waste handling, storage, transport and remediation activities, any of which could have an adverse effect on our financial results.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Outlook
Our 2024 full year capital program is expected to be approximately $1.75 billion to $1.95 billion. We expect to fund these capital expenditures with our operating cash flow. We expect to turn-in-line 138 to 160 total net wells in 2024 across our three operating regions. Approximately 60 percent of our drilling and completion capital is expected to be invested in the Permian Basin, 23 percent in the Marcellus Shale and 17 percent in the Anadarko Basin.
In 2023, we drilled 264 gross wells (169.4 net) and turned-in-line 273 gross wells (173.0 net). For the six months ended June 30, 2024, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 84.7 net wells and turned in line 82.8 net wells. Our capital program for the remainder of 2024 will focus on execution of our 2024 plan presented in our annual guidance. In the normal course of our business, we will continue to assess the oil and natural gas price macro environments and may adjust our capital allocation accordingly.
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
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand. However, from time-to-time, our investments may be funded by bank borrowings (including draws on our revolving credit agreement), sales of assets, and private or public financing based on our monitoring of capital markets and our balance sheet. While there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities if our debt rating falls below a certain level, a change in our debt rating could adversely impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit agreement. As of the date hereof, our debt is currently rated as investment grade by the three leading ratings agencies. For more on the impact of credit ratings on our interest rates and fees for unused commitments under our revolving credit agreement, see Note 4 of the Notes to the Consolidated Financial Statements in our

Form 10-K, “Long-Term Debt and Credit Agreements.” We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement, we have the ability to finance our spending plans over the next 12 months and, based on current expectations, for the longer term.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. As of June 30, 2024 and December 31, 2023, we had a working capital surplus of $672 million and $355 million, respectively. The increase in our working capital surplus is primarily due to increases in cash and cash equivalents and short-term investments related to our issuance of $500 million of 5.60% senior notes during the first quarter of 2024. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements and repayment of our current maturities of debt over the next 12 months.
As of June 30, 2024, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $1.5 billion, and we had unrestricted cash on hand and short-term investments of $1.1 billion and $250 million, respectively.
In March 2024, we issued $500 million of 5.60% senior notes. We expect to use these net proceeds, along with cash on hand, to fund the repayment of the $575 million of 3.65% weighted-average private placement senior notes that mature in September 2024.
Our revolving credit agreement includes a covenant limiting our borrowing capacity based on our leverage ratio. As of June 30, 2024, we were in compliance with all financial covenants applicable to our revolving credit agreement and private placement senior notes. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements in this report, “Debt and Credit Agreements” and Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K, “Long-Term Debt and Credit Agreements,” for further details.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows provided by operating activities	$1,414	$2,140
Cash flows used in investing activities	(1,188)	(1,048)
Cash flows used in financing activities	(112)	(925)
Net increase in cash, cash equivalents and restricted cash	$114	$167
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. As stated above, commodity prices have historically been volatile. Fluctuations in cash flow may result in an increase or decrease in our capital expenditures.
Net cash provided by operating activities for the six months ended June 30, 2024 decreased by $726 million compared to the same period in 2023. This decrease was primarily due to reduced natural gas revenue caused by lower natural gas prices, an increase in operating costs, a smaller contribution from changes in working capital and other assets and liabilities, and a decrease in cash received on derivative settlements. These decreases were partially offset by an increase in oil revenue.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $140 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to the purchase of short-term investments of $250 million from a portion of the net proceeds received from the issuance of the $500 million of 5.60% senior notes during the first quarter of 2024. This increase was partially offset by $142 million lower cash paid for capital expenditures.

Financing Activities. Cash flows used in financing activities decreased by $813 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was due to the issuance of the $500 million of 5.60% senior notes during the first quarter of 2024, $274 million lower dividend payments and $35 million lower common stock repurchases. The decrease in dividend payments was a result of a decrease in our dividend rate from $0.77 per common share (base-plus-variable) for the six months ended June 30, 2023 to $0.42 per common share (base only) for the six months ended June 30, 2024, and a decrease in outstanding shares of common stock due to our active share repurchase program during 2023 and the first six months of 2024.
Capitalization
Information about our capitalization is as follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Total debt (1)	$2,646	$2,161
Stockholders’ equity	13,029	13,039
Total capitalization	$15,675	$15,200
Debt to total capitalization	17%	14%
Cash and cash equivalents	$1,070	$956
Short-term investments	$250	$—
________________________________________________________
(1) Includes $575 million of current portion of long-term debt as of June 30, 2024 and December 31, 2023 that matures in September 2024. There were no borrowings outstanding under our revolving credit agreement as of June 30, 2024 and December 31, 2023.
Share repurchases. During the six months ended June 30, 2024, we repurchased and retired 11 million shares of our common stock for $296 million. We repurchased and retired 13 million shares of our common stock for $328 million during the six months ended June 30, 2023.
Dividends. In February 2024, our Board of Directors approved an increase in the base quarterly dividend from $0.20 per share to $0.21 per share.
The following table summarizes our dividends on our common stock:

	Rate Per Share			Total Dividends (In millions)
	Base	Variable	Total
2024
First quarter	$0.21	$—	$0.21	$160
Second quarter	0.21	—	0.21	158
	$0.42	$—	$0.42	$318
2023
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
	$0.40	$0.37	$0.77	$591

Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash flow provided by operating activities, and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Six Months Ended June 30,
(In millions)	2024	2023
Capital expenditures:
Drilling and facilities	$864	$1,023
Pipeline and gathering	54	66
Other	9	16
Capital expenditures for drilling, completion and other fixed asset additions	927	1,105
Capital expenditures for leasehold and property acquisitions	3	6
Exploration expenditures(1)	10	9
	$940	$1,120
________________________________________________________
(1)There were no exploratory dry hole costs for the six months ended June 30, 2024 and 2023.
For the six months ended June 30, 2024, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 84.7 net wells and turned-in-line 82.8 net wells. We continue to expect that our full-year 2024 capital program will be approximately $1.75 billion to $1.95 billion. Refer to “Outlook” above for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.
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
RESULTS OF OPERATIONS
Second Quarters of 2024 and 2023 Compared
Operating Revenues

	Three Months Ended June 30,		Variance
(In millions)	2024	2023	Amount	Percent
Operating Revenues
Oil	$774	$626	$148	24%
Natural gas	319	436	(117)	(27)%
NGL	176	129	47	36%
Loss on derivative instruments	(16)	(12)	(4)	(33)%
Other	18	6	12	200%
	$1,271	$1,185	$86	7%

Production Revenues
Our production revenues are derived from sales of our oil, natural gas and NGL production. Increases or decreases in our revenues, profitability and future production growth are highly dependent on the commodity prices we receive, which, as discussed above, fluctuate.
Oil Revenues

	Three Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (MMBbl)	9.8	8.7	1.1	13%	$75
Price variance ($/Bbl)	$79.37	$71.88	$7.49	10%	73
					$148
Oil revenues increased $148 million due to higher production in the Permian Basin and Anadarko Basin and higher oil prices.
Natural Gas Revenues

	Three Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (Bcf)	253.0	264.3	(11.3)	(4)%	$(19)
Price variance ($/Mcf)	$1.26	$1.65	$(0.39)	(24)%	(98)
					$(117)
Natural gas revenues decreased $117 million primarily due to significantly lower natural gas prices and lower production. The decrease in production was related to lower production in the Marcellus Shale partially offset by higher production in the Permian Basin.

NGL Revenues

	Three Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (MMBbl)	9.0	7.7	1.3	17%	$21
Price variance ($/Bbl)	$19.53	$16.67	$2.86	17%	26
					$47
NGL revenues increased $47 million primarily due to higher NGL prices and higher volumes primarily in the Permian Basin.
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

	Three Months Ended June 30,
(In millions)	2024	2023
Cash received on settlement of derivative instruments
Gas contracts	$36	$82
Oil contracts	—	2
Non-cash loss on derivative instruments
Gas contracts	(50)	(96)
Oil contracts	(2)	—
	$(16)	$(12)
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
The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows.

	Three Months Ended June 30,		Variance		Per BOE
(In millions, except per BOE)	2024	2023	Amount	Percent	2024	2023
Operating Expenses
Direct operations	$160	$130	$30	23%	$2.62	$2.16
Gathering, processing and transportation	242	258	(16)	(6)%	3.99	4.27
Taxes other than income	54	63	(9)	(14)%	0.89	1.05
Exploration	5	5	—	—%	0.09	0.09
Depreciation, depletion and amortization	447	395	52	13%	7.34	6.54
General and administrative	68	58	10	17%	1.12	0.96
	$976	$909	$67	7%
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include well workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended June 30,			Per BOE
(In millions, except per BOE)	2024	2023	Variance	2024	2023
Direct Operations Expense
Lease operating expense	$134	$102	$32	$2.19	$1.70
Workover expense	26	28	(2)	0.43	0.46
	$160	$130	$30	$2.62	$2.16
Lease operating expenses increased primarily due to higher operating costs driven by higher equipment and field services and slightly higher production levels.

Gathering, Processing and Transportation
Gathering, processing and transportation costs principally consist of expenditures to prepare and transport production downstream from the wellhead, including gathering, fuel, and compression, along with processing costs, which are incurred to extract NGLs from the raw natural gas stream. Gathering costs also include costs associated with operating our gas gathering infrastructure, including operating and maintenance expenses. Costs vary by operating area and will fluctuate with increases or decreases in production volumes, contractual fees, and changes in fuel and compression costs.
Gathering, processing and transportation costs decreased $16 million primarily due to lower production in the Marcellus Shale and lower transportation and gathering rates in the Permian Basin, which were driven by substantially lower in-basin natural gas prices during the second quarter of 2024 compared to the same period in 2023.
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
The following table presents taxes other than income for the periods indicated:

	Three Months Ended June 30,
(In millions)	2024	2023	Variance
Taxes Other than Income
Production	$52	$43	$9
Drilling impact fees	2	4	(2)
Ad valorem	(1)	16	(17)
Other	1	—	1
	$54	$63	$(9)
Production taxes as percentage of revenue from Permian and Anadarko Basins	5.6%	5.3%
Taxes other than income decreased $9 million primarily due to lower ad valorem taxes, which was primarily driven by a combination of lower expected property valuations resulting in a lower tax obligation and a reduction of prior period accruals due to a change in estimated taxes due for the full-year 2023. Additionally, drilling impact fees decreased primarily due to a decrease in activity in the Marcellus Shale and lower natural gas prices. These decreases were partially offset by an increase in our production taxes, which increased primarily due to higher oil and NGL revenues compared to 2023.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Three Months Ended June 30,			Per BOE
(In millions, except per BOE)	2024	2023	Variance	2024	2023
DD&A Expense
Depletion	$414	$362	$52	$6.80	$5.98
Depreciation	18	19	(1)	0.29	0.33
Amortization of unproved properties	12	12	—	0.20	0.20
Accretion of ARO	3	2	1	0.05	0.03
	$447	$395	$52	$7.34	$6.54
Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and natural gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $52 million primarily due to a higher depletion rate and a slight increase in equivalent production. The higher depletion rate was primarily driven by lower oil and gas reserve volumes driven by negative price revisions as a result of lower prices in 2023.
Fixed assets consist primarily of gas gathering facilities, water and electric infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Also included in our depreciation expense is the depreciation of the right-of-use asset associated with our finance lease gathering system.
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
The table below reflects our G&A expense for the periods indicated:

	Three Months Ended June 30,
(In millions)	2024	2023	Variance
G&A Expense
General and administrative expense	$52	$48	$4
Stock-based compensation expense	16	7	9
Merger-related expense	—	3	(3)
	$68	$58	$10
G&A expense, excluding stock-based compensation and merger-related expenses, increased $4 million primarily due to an increase in our community outreach and charitable contributions.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense increased $9 million primarily due to the impact of the liquidation of our common stock from our deferred compensation plan that resulted in a $7 million gain that decreased stock-based compensation expense in the second quarter of 2023.
Merger-related expenses decreased $3 million as the employee-related severance and termination benefits associated with the 2021 merger were accrued over the transition period during 2022 and early 2023.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended June 30,
(In millions)	2024	2023	Variance
Interest Expense
Interest expense	$27	$21	$6
Debt premium and discount amortization, net	(6)	(6)	—
Debt issuance cost amortization	1	1	—
Other	12	—	12
	$34	$16	$18

Interest expense increased $18 million primarily due to an increase of $6 million related to interest on debt balances, primarily due to the issuance of 5.60% senior notes in early March 2024 and an increase in other interest expense of $12 million related to assessments arising due to the timing of certain regulatory filings.
Interest Income
Interest income increased $9 million due to higher interest earned our on cash and short-term investment balances.
Income Tax Expense

	Three Months Ended June 30,
(In millions)	2024	2023	Variance
Income Tax Expense
Current tax expense	$62	$57	$5
Deferred tax (benefit) expense	(1)	4	(5)
	$61	$61	$—
Combined federal and state effective income tax rate	21.6%	22.5%
There was no change to income tax expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as the higher pre-tax income was offset by a lower effective tax rate. The effective tax rate decreased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to differences in permanent book-to-tax adjustments and non-recurring discrete items recorded during the three months ended June 30, 2024 and 2023.
First Six Months of 2024 and 2023 Compared
Operating Revenues

	Six Months Ended June 30,		Variance
(In millions)	2024	2023	Amount	Percent
Oil	$1,475	$1,241	$234	19%
Natural gas	857	1,258	(401)	(32)%
NGL	349	306	43	14%
(Loss) gain on derivative instruments	(16)	126	(142)	113%
Other	39	31	8	26%
	$2,704	$2,962	$(258)	(9)%
Production Revenues
Oil Revenues

	Six Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (MMBbl)	19.1	17.0	2.1	12%	$150
Price variance ($/Bbl)	$77.31	$72.93	$4.38	6%	84
					$234
Oil revenues increased $234 million primarily due to higher oil prices and higher production in the Permian Basin due to the timing of our drilling and completion activities.

Natural Gas Revenues

	Six Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (Bcf)	522.3	512.4	9.9	2%	$24
Price variance ($/Mcf)	$1.64	$2.46	$(0.82)	(33)%	(425)
					$(401)
Natural gas revenues decreased $401 million primarily due to significantly lower natural gas prices partially offset by higher production. The increase in production was related to higher production in the Permian Basin, partially offset by lower production in the Marcellus Shale.
NGL Revenues

	Six Months Ended June 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume variance (MMBbl)	17.2	15.2	2.0	13%	$40
Price variance ($/Bbl)	$20.28	$20.11	$0.17	—%	3
					$43
NGL revenues increased $43 million primarily due to higher NGL volumes, particularly in the Permian Basin, and slightly higher NGL prices.
(Loss) Gain on Derivative Instruments
The following table presents the components of “(Loss) gain on derivative instruments” for the periods indicated:

	Six Months Ended June 30,
(In millions)	2024	2023
Cash received (paid) on settlement of derivative instruments
Gas contracts	$63	$181
Oil contracts	(1)	3
Non-cash loss on derivative instruments
Gas contracts	(43)	(54)
Oil contracts	(35)	(4)
	$(16)	$126
Operating Costs and Expenses
The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows:

	Six Months Ended June 30,		Variance		Per Boe
(In millions, except per Boe	2024	2023	Amount	Percent	2024	2023
Operating Expenses
Direct operations	$316	$264	$52	20%	$2.56	$2.24
Gathering, processing and transportation	492	494	(2)	—%	3.99	4.20
Taxes other than income	128	149	(21)	(14)%	1.04	1.27
Exploration	10	9	1	11%	0.08	0.08
Depreciation, depletion and amortization	879	764	115	15%	7.12	6.50
General and administrative	143	134	9	7%	1.16	1.14
	$1,968	$1,814	$154	8%	$15.95	$15.43

Direct Operations
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Six Months Ended June 30,			Per Boe
(In millions, except per Boe)	2024	2023	Variance	2024	2023
Direct Operations
Lease operating expense	$264	$208	$56	$2.14	$1.76
Workover expense	52	56	(4)	0.42	0.48
	$316	$264	$52	$2.56	$2.24
Lease operating expense increased primarily due to higher operating costs driven by higher equipment and field services and higher production levels.
Gathering, Processing and Transportation
Gathering, processing and transportation costs were relatively flat as lower transportation rates in the Permian and Anadarko Basins, which were driven by lower natural gas prices during 2024 compared to the same period in 2023, and lower production in the Marcellus Shale were offset by higher production levels in the Permian Basin.
Taxes Other Than Income
The following table presents taxes other than income for the periods indicated:

	Six Months Ended June 30,
(In millions)	2024	2023	Variance
Taxes Other than Income
Production	$106	$103	$3
Drilling impact fees	7	13	(6)
Ad valorem	16	32	(16)
Other	(1)	1	(2)
	$128	$149	$(21)
Production taxes as percentage of revenue (Permian and Anadarko Basins)	5.6%	6.0%
Taxes other than income decreased $21 million primarily due to lower ad valorem taxes, which was primarily driven by a combination of lower expected property valuations in 2024 resulting in a lower tax obligation and a reduction of prior period accruals due to a change in estimated taxes due for the full-year 2023. Additionally, drilling impact fees decreased primarily due to a decrease in activity in the Marcellus Shale and lower natural gas prices. These decreases were partially offset by a slight increase in our production taxes, which increased primarily due to higher oil and NGL revenues compared to 2023.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Six Months Ended June 30,			Per Boe
(In millions, except per Boe)	2024	2023	Variance	2024	2023
DD&A Expense
Depletion	$813	$699	$114	$6.59	$5.94
Depreciation	36	36	—	0.29	0.32
Amortization of unproved properties	24	24	—	0.19	0.20
Accretion of ARO	6	5	1	0.05	0.04
	$879	$764	$115	$7.12	$6.50

Our depletion expense increased $114 million primarily due to an increase in our depletion rate and an increase in production. The increase in our depletion rate was primarily driven by lower oil and gas reserve volumes driven by negative price revisions as a result of lower prices in 2023.
General and Administrative (“G&A”)
The table below reflects our G&A expense for the periods indicated:

	Six Months Ended June 30,
(In millions)	2024	2023	Variance
G&A Expense
General and administrative expense	$114	$100	$14
Stock-based compensation expense	29	23	6
Merger-related expense	—	11	(11)
	$143	$134	$9
G&A expense, excluding stock-based compensation and merger-related expenses, increased $14 million primarily due to the recognition of certain long-term commitments for community outreach and charitable contributions and higher legal and professional costs in the first half of 2024 compared to the comparable period of 2023.
Stock-based compensation expense increased $6 million primarily due to the impact of the liquidation of our common stock from our deferred compensation plan that resulted in a $7 million gain that decreased stock-based compensation expense in the first half of 2023.
Merger-related expenses decreased $11 million as the employee-related severance and termination benefits associated with the 2021 merger was accrued over the transition period during 2022 and early 2023.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Six Months Ended June 30,
(In millions)	2024	2023	Variance
Interest Expense
Interest expense	$49	$41	$8
Debt premium and discount amortization, net	(11)	(11)	—
Debt issuance cost amortization	2	2	—
Other	13	1	12
	$53	$33	$20
Interest expense increased $20 million primarily due to an increase of $8 million related to interest on debt balances, primarily due to the issuance of 5.60% senior notes in early March 2024 and an increase in other interest expense of $12 million related to assessments arising due to the timing of certain regulatory filings.
Interest Income
Interest income increased $13 million due to higher interest earned our on cash and short-term investment balances.

Income Tax Expense

	Six Months Ended June 30,
(In millions)	2024	2023	Variance
Income Tax Expense
Current tax expense	$169	$229	$(60)
Deferred tax (benefit) expense	(23)	27	(50)
	$146	$256	$(110)
Combined federal and state effective income tax rate	20.3%	22.4%
Income tax expense decreased $110 million primarily due to lower pre-tax income and a lower effective tax rate. The effective tax rate decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to differences in permanent book-to-tax adjustments and non-recurring discrete items recorded during the six months ended June 30, 2024 and 2023.
Forward-Looking Information
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited, statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, timing and amount of capital expenditures and other statements that are not historical facts contained in this report. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, geopolitical disruptions such as the war in Ukraine or the conflict in the Middle East or further escalation thereof, results of future drilling and marketing activities, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches, the impact of public health crises, including pandemics and epidemics and any related company or governmental policies or actions, and other factors detailed herein and in our other SEC filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. The following quantitative and qualitative information is provided about financial instruments to which we were party as of June 30, 2024 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
Commodity Price Risk
Our most significant market risk exposure is pricing applicable to our oil, natural gas and NGL production. Realized prices are mainly driven by the worldwide price for oil and spot market prices for North American natural gas and NGL production. As noted above, these prices have been volatile and unpredictable. To mitigate the volatility in commodity prices, we may enter into derivative instruments to hedge a portion of our production.

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
As of June 30, 2024, we had the following outstanding financial commodity derivatives:

	2024		2025				2026	Fair Value Asset (Liability) (in millions)
Natural Gas	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
NYMEX collars								$23
Volume (MMBtu)	45,080,000	28,890,000	27,000,000	27,300,000	27,600,000	27,600,000	18,000,000
Weighted average floor ($/MMBtu)	$2.75	$2.75	$2.92	$2.92	$2.92	$2.92	$2.75
Weighted average ceiling ($/MMBtu)	$3.94	$4.68	$5.12	$4.37	$4.37	$6.20	$8.30
								$23

	2024		2025		Fair Value Asset (Liability) (in millions)
Oil	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
WTI oil collars					$(9)
Volume (MBbl)	3,220	3,220	1,800	1,820
Weighted average floor ($/Bbl)	$65.00	$65.00	$62.50	$62.50
Weighted average ceiling ($/Bbl)	$87.01	$87.01	$81.67	$81.67

WTI Midland oil basis swaps					—
Volume (MBbl)	4,600	4,600	1,800	1,820
Weighted average differential ($/Bbl)	$1.13	$1.13	$1.24	$1.24
					$(9)

In July 2024, we entered into the following financial commodity derivatives:

	2025
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	900	910	1,380	1,380
Weighted average floor ($/Bbl)	$65.00	$65.00	$65.00	$65.00
Weighted average ceiling ($/Bbl)	$84.07	$84.07	$83.18	$83.18

WTI Midland oil basis swaps
Volume (MBbl)	900	910	1,380	1,380
Weighted average differential ($/Bbl)	$1.13	$1.13	$1.14	$1.14

A significant portion of our expected oil and natural gas production for the remainder of 2024 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the six months ended June 30, 2024, natural gas collars with floor prices ranging from $2.50 to $3.00 per MMBtu and ceiling prices ranging from $2.85 to $5.67 per MMBtu covered 77.8 Bcf, or 14 percent of our natural gas production at a weighted-average price of $2.83 per MMBtu.
During the six months ended June 30, 2024, oil collars with floor prices ranging from $65.00 to $70.00 per Bbl and ceiling prices ranging from $84.80 to $92.40 per Bbl covered 6.3 MMBbls, or 34 percent, of our oil production at a weighted-average price of $67.64 per Bbl. Oil basis swaps covered 6.3 MMBbls, or 34 percent, of our oil production at a weighted-average price of $1.16 per Bbl.
We are exposed to market risk on financial commodity derivative instruments to the extent of changes in market prices of the related commodity. However, the market risk exposure on these derivative contracts is generally offset by the gain on or loss recognized upon the ultimate sale of the commodity. Although notional contract amounts are used to express the volume of oil and natural gas agreements, the amounts that can be subject to credit risk in the event of non-performance by third parties are substantially smaller. Our counterparties are primarily commercial banks and financial service institutions that our management believes present minimal credit risk, and our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. We perform both quantitative and qualitative assessments of these counterparties based on their credit ratings and credit default swap rates where applicable. We have not incurred any losses related to non-performance risk of our counterparties, and we do not anticipate any material impact on our financial results due to non-performance by third parties. However, we cannot be certain that we will not experience such losses in the future.
Interest Rate Risk
As of June 30, 2024, we had total debt of $2,646 million (with a principal amount of $2,575 million). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit agreement provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of June 30, 2024 and, therefore, we have no related exposure to interest rate risk.
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

The carrying amount and estimated fair value of debt are as follows:

	June 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,646	$2,504	$2,161	$2,015
Current maturities	(575)	(572)	(575)	(565)
Long-term debt, excluding current maturities	$2,071	$1,932	$1,586	$1,450

ITEM 4. Controls and Procedures
As of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Legal Matters
The information set forth under the heading “Legal Matters” in Note 7 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q is incorporated by reference in response to this item.
Governmental Proceedings
From time-to-time, we receive notices of violation from governmental and regulatory authorities, including notices relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty whether these notices of violation will result in fines, penalties or both, if fines or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of $300,000.
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
Share repurchase activity during the quarter ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions)
April 2024(2)	1,969	$27.93	1,969	$1,374
May 2024(2)	1,885	$27.85	1,885	$1,321
June 2024 (2)(3)	1,117	$27.11	1,117	$1,290
Total	4,971		4,971
_______________________________________________________________________________
(1)    All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in February 2023 and which authorized the repurchase of up to $2.0 billion of our common stock. The share repurchase program does not have an expiration date.
(2)    Shares were repurchased under Rule 10b5-1 trading arrangements, as such term is defined in Item 408 of Regulation S-K, that were in effect from February 28, 2024 to May 2, 2024 and from May 6, 2024 through August 1, 2024, respectively.
(3)    Includes 93,519 shares that were repurchased prior to June 30, 2024 and settled in July 2024.

ITEM 5. Other Information
Trading Plan Arrangements
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

COTERRA ENERGY INC.
(Registrant)

August 2, 2024	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

August 2, 2024	By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 2, 2024	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)