Form 10-Q
period 2024-09-30
Coterra Energy Inc.
filed 2024-11-01
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2024, there were 736,613,020 shares of common stock, par value $0.10 per share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$843	$956
Restricted cash	5	9
Accounts receivable, net	764	843
Income taxes receivable	7	51
Inventories	46	59
Other current assets	70	97
Total current assets	1,735	2,015
Properties and equipment, net (successful efforts method)	17,941	17,933
Other assets	450	467
	$20,126	$20,415

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$773	$803
Current portion of long-term debt	—	575
Accrued liabilities	291	261
Interest payable	16	21
Total current liabilities	1,080	1,660
Long-term debt	2,066	1,586
Deferred income taxes	3,359	3,413
Asset retirement obligations	288	280
Other liabilities	291	429
Total liabilities	7,084	7,368

Commitments and contingencies (Note 7)

Cimarex redeemable preferred stock	8	8

Stockholders’ equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2024 and 2023
Issued — 736 shares and 751 shares in 2024 and 2023, respectively	74	75
Additional paid-in capital	7,233	7,587
Retained earnings	5,716	5,366
Accumulated other comprehensive income	11	11
Total stockholders' equity	13,034	13,039
	$20,126	$20,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
OPERATING REVENUES
Oil	$765	$684	$2,240	$1,925
Natural gas	320	481	1,177	1,739
NGL	186	170	535	476
Gain on derivative instruments	64	3	48	129
Other	24	18	63	49
	1,359	1,356	4,063	4,318
OPERATING EXPENSES
Direct operations	165	137	481	401
Gathering, processing and transportation	245	235	737	729
Taxes other than income	66	62	194	211
Exploration	9	5	19	14
Depreciation, depletion and amortization	475	421	1,354	1,185
General and administrative	75	79	218	213
	1,035	939	3,003	2,753
Gain on sale of assets	3	7	3	12
INCOME FROM OPERATIONS	327	424	1,063	1,577
Interest expense	24	17	77	50
Interest income	(16)	(10)	(51)	(32)
Income before income taxes	319	417	1,037	1,559
Income tax expense	67	94	213	350
NET INCOME	$252	$323	$824	$1,209

Earnings per share
Basic	$0.34	$0.43	$1.11	$1.59
Diluted	$0.34	$0.42	$1.10	$1.58

Weighted-average common shares outstanding
Basic	738	753	743	757
Diluted	744	758	749	762
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$824	$1,209
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	1,354	1,185
Deferred income tax expense	(60)	19
Gain on sale of assets	(3)	(12)
Exploratory dry hole cost	5	—
Gain on derivative instruments	(48)	(129)
Net cash received on settlement of derivative instruments	90	238
Amortization of debt premium, discount and debt issuance costs	(13)	(13)
Stock-based compensation and other	43	43
Changes in assets and liabilities:
Accounts receivable, net	79	494
Income taxes	44	165
Inventories	13	(1)
Other current assets	(17)	(5)
Accounts payable and accrued liabilities	(29)	(292)
Interest payable	(5)	(6)
Other assets and liabilities	(108)	3
Net cash provided by operating activities	2,169	2,898

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(1,329)	(1,621)
Capital expenditures for leasehold and property acquisitions	(6)	(8)
Purchases of short-term investments	(250)	—
Proceeds from sale of short-term investments	250	—
Proceeds from sale of assets	8	40
Net cash used in investing activities	(1,327)	(1,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	499	—
Repayments of debt	(575)	—
Common stock repurchases	(401)	(385)
Dividends paid	(470)	(739)
Other	(12)	(12)
Net cash used in financing activities	(959)	(1,136)

Net (decrease) increase in cash, cash equivalents and restricted cash	(117)	173
Cash, cash equivalents and restricted cash, beginning of period	965	683
Cash, cash equivalents and restricted cash, end of period	$848	$856

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
Net income	—	—	—	—	—	—	352	352
Stock amortization and vesting	—	—	—	—	15	—	—	15
Common stock repurchases	—	—	6	(157)	—	—	—	(157)
Common stock retirements	(6)	—	(6)	157	(157)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(160)	(160)
Balance at March 31, 2024	745	$75	—	$—	$7,445	$11	$5,558	$13,089
Net income	—	—	—	—	—	—	220	220
Exercise of stock options	—	—	—	—	1	—	—	1
Stock amortization and vesting	—	—	—	—	16	—	—	16
Common stock repurchases	—	—	5	(139)	—	—	—	(139)
Common stock retirements	(5)	(1)	(5)	139	(138)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(158)	(158)
Balance at June 30, 2024	740	$74	—	$—	$7,324	$11	$5,620	$13,029
Net income	—	—	—	—	—	—	252	252
Stock amortization and vesting	—	—	—	—	17	—	—	17
Common stock repurchases	—	—	4	(108)	—	—	—	(108)
Common stock retirements	(4)	—	(4)	108	(108)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(156)	(156)
Balance at September 30, 2024	736	$74	—	$—	$7,233	$11	$5,716	13,034

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	677	677
Stock amortization and vesting	—	—	—	—	13	—	—	13
Conversion of Cimarex redeemable preferred stock	—	—	—	—	3	—	—	3
Common stock repurchases	—	—	11	(271)	—	—	—	(271)
Common stock retirements	(11)	(1)	(11)	271	(270)	—	—	—
Cash dividends on common stock at $0.57 per share	—	—	—	—	—	—	(438)	(438)
Balance at March 31, 2023	757	$76	—	$—	$7,679	$13	$4,875	$12,643
Net income	—	—	—	—	—	—	209	209
Stock amortization and vesting	—	—	—	—	17	—	—	17
Common stock repurchases	—	—	2	(57)	—	—	—	(57)
Common stock retirements	(2)	—	(2)	57	(57)	—	—	—
Cash dividends on common stock at $0.20 per share	—	—	—	—	—	—	(153)	(153)
Balance at June 30, 2023	755	$76	—	$—	$7,639	$13	$4,931	$12,659
Net income	—	—	—	—	—	—	323	323
Stock amortization and vesting	—	—	—	—	21	—	—	21
Common stock repurchases	—	—	2	(60)	—	—	—	(60)
Common stock retirements	(2)	(1)	(2)	60	(59)	—	—	—
Cash dividends on common stock at $0.20 per share	—	—	—	—	—	—	(153)	(153)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2023	753	$75	—	$—	$7,601	$12	5,101	$12,789

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
2. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	September 30, 2024	December 31, 2023
Proved oil and gas properties	$21,245	$19,582
Unproved oil and gas properties	4,224	4,617
Gathering and pipeline systems	596	527
Land, buildings and other equipment	211	216
Finance lease right-of-use asset	26	25
	26,302	24,967
Accumulated DD&A	(8,361)	(7,034)
	$17,941	$17,933
Capitalized Exploratory Well Costs
As of and for the nine months ended September 30, 2024, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

3. Long-Term Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt:

(In millions)	September 30, 2024	December 31, 2023
3.65% weighted-average private placement senior notes(1)	$250	$825
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	—
Revolving credit agreement	—	—
Total	2,000	2,075
Unamortized debt premium	74	90
Unamortized debt discount	(1)	—
Unamortized debt issuance costs	(7)	(4)
Total debt	2,066	2,161
Less: current portion of long-term debt	—	575
Long-term debt	$2,066	$1,586
_______________________________________________________________________________
(1)The 3.65% weighted-average senior notes include bullet maturities, of which $575 million was repaid in September 2024 and $250 million will mature in September 2026.
As of September 30, 2024, the Company was in compliance with all financial covenants for its revolving credit agreement and its 3.65% weighted-average private placement senior notes (the “private placement senior notes”).
Revolving Credit Agreement

On September 12, 2024, the Company entered into an Amendment No. 1 (the “Amendment”) relating to its revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and certain lenders and issuing banks party thereto (as amended by the Amendment, and further amended, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Amendment has increased the aggregate revolving commitments under the Credit Agreement from $1.5 billion to $2.0 billion, extended the Credit Agreement maturity date from March 10, 2028 to September 12, 2029, made certain amendments to the representations and warranties, affirmative and negative covenants and events of default, and made certain other modifications. The Company incurred $4 million of debt issuance costs related to the Amendment which were capitalized and will be amortized over the term of the amended Credit Agreement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a term secured overnight financing rate (“SOFR”) plus a 0.10 percent credit spread adjustment for all tenors or a base rate, plus, in each case, an interest rate margin which ranges from 0 to 75 basis points for base rate loans and 100 to 175 basis points for term SOFR loans, based on the Company’s credit rating. The commitment fee on the unused available credit is calculated at annual rates ranging from 10 basis points to 25 basis points, based on the Company’s credit rating. The maturity date of the Credit Agreement can be extended for additional one-year periods on up to two occasions upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the Credit Agreement.

The Credit Agreement contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter until such time as the Company has no other debt in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a leverage ratio, at which time the Credit Agreement requires maintenance of a ratio of total net debt to capitalization of no more than 65 percent (with all calculations based on definitions contained in the Credit Agreement).

As of September 30, 2024, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $2.0 billion.
5.60% Senior Notes due March 15, 2034
On March 13, 2024, the Company issued $500 million aggregate principal amount of 5.60% senior notes due 2034 (the “2034 senior notes”). The 2034 senior notes will mature on March 15, 2034, and interest on such notes is payable semi-

annually. The 2034 senior notes are general, unsecured obligations of the Company. Under the terms of the indenture governing the 2034 senior notes, the Company may redeem all or any portion of the 2034 senior notes on any date at a price equal to the principal amount thereof, plus applicable redemption prices described in the governing indenture. The Company is also subject to various covenants and events of default customarily found in such debt instruments. The 2034 senior notes were issued at a discount of $1 million, and the Company incurred approximately $5 million of debt issuance costs that were capitalized and will be amortized over the term of such notes.
4. Derivative Instruments
As of September 30, 2024, the Company had the following outstanding financial commodity derivatives:

	2024	2025
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	3,680	3,330	3,367	2,024	2,024
Weighted average floor ($/Bbl)	$65.00	$61.89	$61.89	$62.05	$62.05
Weighted average ceiling ($/Bbl)	$86.20	$81.40	$81.40	$81.15	$81.15

WTI Midland oil basis swaps
Volume (MBbl)	4,600	3,150	3,185	1,840	1,840
Weighted average differential ($/Bbl)	$1.13	$1.18	$1.18	$1.11	$1.11

	2024	2025				2026
Natural Gas	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
NYMEX collars
Volume (MMBtu)	34,990,000	36,000,000	36,400,000	36,800,000	36,800,000	27,000,000
Weighted average floor ($/MMBtu)	$2.75	$2.88	$2.88	$2.88	$2.88	$2.75
Weighted average ceiling ($/MMBtu)	$4.46	$4.70	$4.15	$4.15	$6.00	$7.66
In October 2024, the Company entered into the following financial commodity derivatives:

	2024	2025
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	305	810	819	1,288	1,288
Weighted average floor ($/Bbl)	$60.00	$57.78	$57.78	$58.57	$58.57
Weighted average ceiling ($/Bbl)	$92.57	$80.18	$80.18	$80.09	$80.09

WTI Midland oil basis swaps
Volume (MBbl)	—	540	546	1,012	1,012
Weighted average differential ($/Bbl)	$—	$1.00	$1.00	$1.02	$1.02
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commodity contracts	Other current assets (current)	$41	$85	$—	$—
Commodity contracts	Other assets (non-current)	10	7	—	—
Commodity contracts	Other liabilities (non-current)	—	—	1	—
		$51	$92	$1	$—

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	September 30, 2024	December 31, 2023
Derivative assets
Gross amounts of recognized assets	$56	$93
Gross amounts offset in the condensed consolidated balance sheet	(5)	(1)
Net amounts of assets presented in the condensed consolidated balance sheet	51	92
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	1	1
Net amount	$52	$93

Derivative liabilities
Gross amounts of recognized liabilities	$6	$1
Gross amounts offset in the condensed consolidated balance sheet	(5)	(1)
Net amounts of liabilities presented in the condensed consolidated balance sheet	1	—
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$1	$—
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Cash received on settlement of derivative instruments
Gas contracts	$27	$55	$90	$235
Oil contracts	1	—	—	3
Non-cash gain (loss) on derivative instruments
Gas contracts	(12)	(40)	(56)	(93)
Oil contracts	48	(12)	14	(16)
	$64	$3	$48	$129
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2024
Assets
Deferred compensation plan	$16	$—	$—	$16
Derivative instruments	—	—	56	56
	$16	$—	$56	$72
Liabilities
Deferred compensation plan	$16	$—	$—	$16
Derivative instruments	—	—	6	6
	$16	$—	$6	$22

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
Assets
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	93	93
	$33	$—	$93	$126
Liabilities
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	1	1
	$33	$—	$1	$34
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
The most significant unobservable inputs relative to the Company’s Level 3 derivative contracts are basis differentials, discount rates and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ or third-party valuation service provider’s valuation models. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided.
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In millions)	2024	2023
Balance at beginning of period	$92	$146
Total gain (loss) included in earnings	48	129
Settlement (gain) loss	(90)	(238)
Transfers in and/or out of Level 3	—	—
Balance at end of period	$50	$37

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$30	$20
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of September 30, 2024, additional disclosures were not required.
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
The carrying amount and estimated fair value of debt are as follows:

	September 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,066	$1,989	$2,161	$2,015
Current maturities	—	—	(575)	(565)
Long-term debt, excluding current maturities	$2,066	$1,989	$1,586	$1,450
6. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Nine Months Ended September 30, 2024
Balance at beginning of period	$289
Liabilities incurred	6
Liabilities settled	(2)
Accretion expense	8
Balance at end of period	301
Less: current asset retirement obligations	(13)
Noncurrent asset retirement obligations	$288
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
Legal Matters
Securities Litigation
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Dan O. Dinges, its then-Chief Executive Officer, and Scott C. Schroeder, its then-Chief Financial Officer, alleging that the Company made misleading statements in its periodic filings with the SEC in violation of Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The lawsuit was subsequently transferred to the United States District Court for the Southern District of Texas, and the plaintiffs amended the complaint to add claims against Phillip L. Stalnaker, the Company’s then-Senior Vice President of Operations. The claims against Mr. Stalnaker, however, were later dismissed. The current amended complaint was filed on January 9, 2024 and alleges that the Company and the individual defendants made material misstatements and omissions regarding the Company’s 2019 production growth guidance and the status of certain environmental matters in Pennsylvania, including alleged violations of the Pennsylvania Clean Streams Law and the remediation status of certain gas wells. The plaintiffs allege claims under Section 10(b) and Section 20 of the Exchange Act and seek monetary damages, interest, and attorney’s fees. The court has certified a class consisting of persons and entities who purchased the Company’s common stock between February 22, 2016, and June 12, 2020, inclusive. On April 29, 2024, the Company and plaintiffs reached a settlement in principle, with most of the settlement amount to be paid by the Company’s insurance carriers. The formal settlement agreement was filed with the court on June 3, 2024. On October 29, 2024, the court entered a final order accepting the settlement and dismissed the case with prejudice.
Also in October 2020, a stockholder derivative action styled Ezell v. Dinges, et. al. (U.S. District Court, Middle District of Pennsylvania) was filed against Messrs. Dinges and Schroeder and the Board of Directors of the Company serving at that time. Several additional derivative complaints were also filed and have been consolidated with the Ezell lawsuit, which was later transferred to the U.S. District Court for the Southern District of Texas. The most recent consolidated amended derivative complaint asserted claims for alleged securities violations under Section 10(b) and Section 21D of the Exchange Act arising from some of the same alleged misleading statements that form the basis of the class action lawsuit described above, as well as claims based on alleged breaches of fiduciary duty and statutory contribution theories. On January 2, 2024, the court issued an order and final judgment granting the Company’s and defendants’ motion to dismiss and dismissing the consolidated derivative case in its entirety with prejudice. The derivative plaintiffs filed a notice of appeal regarding the final judgment on February 1, 2024. The Company intends to vigorously defend any further proceedings in the derivative lawsuit.
On March 21, 2024, one of the plaintiffs in the above consolidated derivative action served a demand letter on the Company’s current Board of Directors. The letter demanded that the Board of Directors pursue legal claims against various current and former officers and directors of the Company based on similar factual allegations as contained in the securities class action and consolidated shareholder derivative action described above. On June 11, 2024, the individual who made the demand filed a stockholder derivative lawsuit styled Fischer v. Dinges et. al. (U.S. District Court, Southern District of Texas). The Board of Directors has formed a committee to advise it in addressing each of the demands and the lawsuit.
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
8. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Oil	$765	$684	$2,240	$1,925
Natural gas	320	481	1,177	1,739
NGL	186	170	535	476
Other	24	18	63	49
	$1,295	$1,353	$4,015	$4,189
All of the Company’s revenues from contracts with customers on sales of oil, natural gas and NGL products are recognized at the point in time when control of the product is transferred to the customer and payment can be reasonably assured. All revenues are generated in the U.S.

Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2024, the Company had $6.2 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 14 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, which is generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $565 million and $723 million as of September 30, 2024 and December 31, 2023, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of September 30, 2024, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
9. Capital Stock
Dividends
Common Stock
In February 2024, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.20 per share to $0.21 per share.
In February 2023, the Company’s Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share.
The following table summarizes the Company’s dividends on its common stock:

	Rate per share
	Base	Variable	Total	Total Dividends (In millions)
2024
First quarter	$0.21	$—	$0.21	$160
Second quarter	0.21	—	0.21	158
Third quarter	0.21	—	0.21	156
	$0.63	$—	$0.63	$474
2023
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
Third quarter	0.20	—	0.20	153
	$0.60	$0.37	$0.97	$744
Treasury Stock
During the nine months ended September 30, 2024, the Company repurchased and retired 15 million shares for $404 million and as of September 30, 2024, had $1.2 billion remaining under its current share repurchase program.
During the nine months ended September 30, 2023, the Company repurchased and retired 15 million shares for $388 million under its previous share repurchase program.

10. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Restricted stock units - employees and non-employee directors	$11	$14	$32	$28
Restricted stock awards	3	3	6	11
Performance share awards	—	4	5	12
Deferred performance shares	—	—	—	(7)
Total stock-based compensation expense	$14	$21	$43	$44
Income tax benefit	$—	$—	$—	$2
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units - Employees
During the nine months ended September 30, 2024, the Company granted 2,192,947 restricted stock units to employees of the Company with a weighted average grant date value of $25.83 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three-year service period. The Company assumed a zero to five percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for awards granted in 2024 based on the Company’s actual forfeiture history and expectations for this type of award.
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
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the nine months ended September 30, 2024, the Company granted 541,865 TSR Performance Share Awards, which are earned or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2024 and ends on January 31, 2027.
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

The following assumptions were used to determine the grant date fair value of the equity component and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date
	February 21, 2024	September 30, 2024
Fair value per performance share award	$19.38	$0.60 - $6.16
Assumptions:
Stock price volatility	38.0%	23.1% - 31.7%
Risk-free rate of return	4.39%	3.60% - 4.55%
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
The following is a calculation of basic and diluted net earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Income (Numerator)
Net income	$252	$323	$824	$1,209
Less: dividends attributable to participating securities	(1)	(1)	(2)	(4)
Net income available to common stockholders	$251	$322	$822	$1,205

Shares (Denominator)
Weighted average shares - Basic	738	753	743	757
Dilution effect of stock awards at end of period	6	5	6	5
Weighted average shares - Diluted	744	758	749	762

Earnings per share
Basic	$0.34	$0.43	$1.11	$1.59
Diluted	$0.34	$0.42	$1.10	$1.58
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	1	—	1

12. Restructuring Costs
Restructuring costs are primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Cimarex Energy Co. that closed on October 1, 2021. The following table summarizes the Company’s restructuring liabilities:

	Nine Months Ended September 30,
(In millions)	2024	2023
Balance at beginning of period	$47	$77
Additions related to merger integration	—	10
Reductions related to severance payments	(27)	(28)
Balance at end of period	$20	$59
13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	September 30, 2024	December 31, 2023
Accounts receivable, net
Trade accounts	$565	$723
Joint interest accounts	160	118
Other accounts	42	4
	767	845
Allowance for credit losses	(3)	(2)
	$764	$843
Other current assets
Prepaid balances	$21	$11
Derivative instruments	41	85
Other accounts	8	1
	$70	$97
Other assets
Deferred compensation plan	$16	$33
Debt issuance costs	11	8
Operating lease right-of-use assets	278	337
Derivative instruments	10	7
Other accounts	135	82
	$450	$467
Accounts payable
Trade accounts	$78	$60
Royalty and other owners	327	386
Accrued gathering, processing and transportation	73	80
Accrued capital costs	184	165
Taxes other than income	26	33
Accrued lease operating costs	51	39
Other accounts	34	40
	$773	$803

(In millions)	September 30, 2024	December 31, 2023
Accrued liabilities
Employee benefits	$60	$70
Taxes other than income	46	14
Restructuring liabilities	20	35
Operating lease liabilities	121	116
Financing lease liabilities	6	6
Other accounts	38	20
	$291	$261
Other liabilities
Deferred compensation plan	$16	$33
Postretirement benefits	18	17
Derivative instruments	1	—
Operating lease liabilities	167	237
Financing lease liabilities	2	6
Restructuring liabilities	—	12
Other accounts	87	124
	$291	$429
14. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Interest Expense
Interest expense	$27	$20	$76	$61
Debt premium and discount amortization, net	(5)	(4)	(16)	(15)
Debt issuance cost amortization	1	1	3	3
Other	1	—	14	1
	$24	$17	$77	$50

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” the “Company,” “our,” “we” and “us”) for the three and nine month periods ended September 30, 2024 and 2023 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 (our “Form 10-K”). For the abbreviations and definitions of certain terms commonly used in the oil and gas industry, please see the “Glossary of Certain Oil and Gas Terms” included within our Form 10-K.
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 reflect the following:
•Net income decreased $71 million from $323 million, or $0.43 per share, in 2023 to $252 million, or $0.34 per share, in 2024.
•Net cash provided by operating activities decreased $3 million, from $758 million in 2023 to $755 million in 2024.
•Equivalent production remained flat at 61.6 MMBoe, or 669.1 MBoe per day, in 2024.
◦Oil production increased 1.8 MMBbl from 8.5 MMBbl, or 91.9 MBbl per day, in 2023 to 10.3 MMBbl, or 112.3 MBbl per day, in 2024.
◦Natural gas production decreased 20.4 Bcf from 267.1 Bcf, or 2,903.2 Mmcf per day, in 2023 to 246.7 Bcf, or 2,682.0 Mmcf per day, in 2024.
◦NGL volumes increased 1.4 MMBbl from 8.7 MMBbl, or 94.5 MBbl per day, in 2023 to 10.1 MMBbl, or 109.7 MBbl per day, in 2024.
•Average realized prices (including impact of derivatives):
◦Oil was $74.18 per Bbl in 2024, eight percent lower than the $80.74 per Bbl realized in 2023.
◦Natural gas was $1.41 per Mcf in 2024, 30 percent lower than the $2.01 per Mcf realized in 2023.
◦NGL price was $18.42 per Bbl in 2024, six percent lower than the $19.52 per Bbl realized in 2023.
•Total capital expenditures for drilling, completion and other fixed assets were $418 million in 2024 compared to $542 million in the corresponding period of the prior year.
Financial and operating results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 reflect the following:
•Net income decreased $385 million from $1.2 billion, or $1.59 per share, in 2023 to $824 million, or $1.11 per share, in 2024.
•Net cash provided by operating activities decreased $729 million, from $2.9 billion in 2023 to $2.2 billion in 2024.
•Equivalent production increased 5.6 MMBoe from 179.3 MMBoe, or 656.9 MBoe per day, in 2023 to 184.9 MMBoe, or 674.8 MBoe per day in 2024.
◦Oil production increased 3.9 MMBbl from 25.5 MMBbl, or 93.3 MBbl per day, in 2023 to 29.4 MMBbl, or 107.4 MBbl per day, in 2024.
◦Natural gas production decreased 10.4 Bcf from 779.5 Bcf, or 2,855.3 Mmcf per day, in 2023 to 769.1 Bcf, or 2,806.8 Mmcf per day, in 2024.
◦NGL volumes increased 3.4 MMBbl from 23.9 MMBbl, or 87.7 MBbl per day, in 2023 to 27.3 MMBbl, or 99.6 MBbl per day, in 2024.

•Average realized prices (including impact of derivatives):
◦Oil was $76.17 per Bbl in 2024, one percent higher than the $75.64 per Bbl realized in 2023.
◦Natural gas was $1.65 per Mcf in 2024, 35 percent lower than the $2.53 per Mcf realized in 2023.
◦NGL price was $19.59 per Bbl in 2024, two percent lower than the $19.90 per Bbl realized in 2023.
•Total capital expenditures for drilling, completion and other fixed assets were $1.3 billion in 2024 compared to $1.6 billion in the corresponding period of the prior year.
Other financial highlights for the nine months ended September 30, 2024 include the following:
◦Issued $500 million aggregate principal amount of 5.60% senior notes due March 15, 2034. We used the net proceeds, and cash on hand, to repay the $575 million of 3.65% weighted-average private placement senior notes that matured in September 2024.
•Amended our revolving credit agreement to increase aggregate commitments from $1.5 billion to $2.0 billion and extend the maturity date from March 2028 to September 2029.

•Increased our quarterly base dividend from $0.20 per share to $0.21 per share in February 2024.

•Repurchased 15 million shares for $404 million.
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
Natural gas prices have trended down year-over-year as strong production and relatively weak demand drove inventory levels above the five-year average. While natural gas prices have increased from their lows in early 2024, natural gas prices in 2024 have still trended lower overall compared to 2023. In response to the weakness of natural gas prices, we strategically curtailed our production in the Marcellus Shale during 2024, resulting in an estimated curtailment of 275 MMcf per day of gross production. Natural gas prices are expected to experience a slight increase throughout the remainder of 2024 and into early 2025 due to, among other factors, forecasted colder temperatures resulting in increased seasonal demand. Meanwhile, basis differentials have become more divergent in 2024, in part due to constrained pipeline capacity and oversupply in certain geographic areas, and at times have resulted in negative spot market pricing this year for natural gas, such as in the Permian Basin at the Waha Hub. Looking towards 2025, recent NYMEX strip pricing indicates the forecasted increase in natural gas prices overall is expected to continue, partially as a result of, among other factors, an expected increase in demand driven by LNG exports.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline, and our costs could increase. We expect commodity price volatility to continue, driven by further geopolitical disruptions, including conflicts in the Middle East and actions of OPEC+ and potentially swift near- and medium-term fluctuations in supply and demand. While we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs significantly increase from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
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
Outlook
Our 2024 full year capital program is expected to be approximately $1.75 billion to $1.85 billion. We expect to fund these capital expenditures with our operating cash flow. We expect to turn-in-line 141 to 157 total net wells in 2024 across our three operating regions. Approximately 64 percent of our drilling and completion capital is expected to be invested in the Permian Basin, 18 percent in the Marcellus Shale and 18 percent in the Anadarko Basin.
In 2023, we drilled 264 gross wells (169.4 net) and turned-in-line 273 gross wells (173.0 net). For the nine months ended September 30, 2024, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 120.9 net wells and turned in line 118.3 net wells. Our capital program for the remainder of 2024 will focus on execution of our 2024 plan presented in our annual guidance. In the normal course of our business, we will continue to assess the oil and natural gas price macro environments and may adjust our capital allocation accordingly.
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. As of September 30, 2024 and December 31, 2023, we had a working capital surplus of $655 million and $355 million, respectively. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements over the next 12 months.
In September 2024, we entered into an amendment relating to our revolving credit agreement, which increased our aggregate commitments from $1.5 billion to $2.0 billion and extended the maturity date to September 2029, among other things.
As of September 30, 2024, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $2.0 billion, and we had unrestricted cash on hand of $843 million.
In March 2024, we issued $500 million of 5.60% senior notes, and used these net proceeds, along with cash on hand, to fund the repayment of the $575 million of 3.65% weighted-average senior notes that matured in September 2024.

Our revolving credit agreement includes a covenant limiting our borrowing capacity based on our leverage ratio. As of September 30, 2024, we were in compliance with all financial covenants applicable to our revolving credit agreement and private placement senior notes. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements in this report, “Long-Term Debt and Credit Agreements” and Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K, “Long-Term Debt and Credit Agreements,” for further details.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows provided by operating activities	$2,169	$2,898
Cash flows used in investing activities	(1,327)	(1,589)
Cash flows used in financing activities	(959)	(1,136)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(117)	$173
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. As stated above, commodity prices have historically been volatile. Fluctuations in cash flow may result in an increase or decrease in our capital expenditures.
Net cash provided by operating activities for the nine months ended September 30, 2024 decreased by $729 million compared to the same period in 2023. This decrease was primarily due to a decrease in natural gas revenue, caused by lower natural gas prices and production, an increase in operating costs, a decrease in cash received on derivative settlements and a net reduction in working capital during 2024. These decreases were partially offset by an increase in oil revenues.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $262 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to $294 million lower cash paid for capital expenditures, partially offset by $32 million lower proceeds from asset sales.
Financing Activities. Cash flows used in financing activities decreased by $177 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was due to the issuance of the $500 million of 5.60% senior notes during the first quarter of 2024 and $269 million of lower dividend payments. These decreases were partially offset by the repayment of $575 million of 3.65% weighted-average senior notes at their maturity in September 2024 and $16 million of increased common stock repurchases. The lower dividend payments were a result of a decrease in our dividend rate from $0.97 per common share (base-plus-variable) for the nine months ended September 30, 2023 to $0.63 per common share (base only) for the nine months ended September 30, 2024, and a decrease in outstanding shares of common stock due to our active share repurchase program during 2023 and the first nine months of 2024.
Capitalization
Information about our capitalization is as follows:

(Dollars in millions)	September 30, 2024	December 31, 2023
Total debt (1)	$2,066	$2,161
Stockholders’ equity	13,034	13,039
Total capitalization	$15,100	$15,200
Debt to total capitalization	14%	14%
Cash and cash equivalents	$843	$956
________________________________________________________
(1) Included $575 million of current portion of long-term debt as of December 31, 2023 that was repaid at maturity in September 2024. There were no borrowings outstanding under our revolving credit agreement as of September 30, 2024 and December 31, 2023.

Share repurchases. During the nine months ended September 30, 2024, we repurchased and retired 15 million shares of our common stock for $404 million. We repurchased and retired 15 million shares of our common stock for $388 million during the nine months ended September 30, 2023.
Dividends. In February 2024, our Board of Directors approved an increase in the base quarterly dividend from $0.20 per share to $0.21 per share.
The following table summarizes our dividends on our common stock:

	Rate Per Share			Total Dividends (In millions)
	Base	Variable	Total
2024
First quarter	$0.21	$—	$0.21	$160
Second quarter	0.21	—	0.21	158
Third quarter	0.21	—	0.21	156
	$0.63	$—	$0.63	$474
2023
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
Third quarter	0.20	—	0.20	153
	$0.60	$0.37	$0.97	$744
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash flow provided by operating activities, and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In millions)	2024	2023
Capital expenditures:
Drilling and facilities	$1,261	$1,537
Pipeline and gathering	73	84
Other	11	26
Capital expenditures for drilling, completion and other fixed asset additions	1,345	1,647
Capital expenditures for leasehold and property acquisitions	6	8
Exploration expenditures(1)	19	14
	$1,370	$1,669
________________________________________________________
(1)Exploration expenditures include $5 million of exploratory dry hole costs for the nine months ended September 30, 2024. There were no exploratory dry hole costs for the nine months ended September 30, 2023.
For the nine months ended September 30, 2024, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 120.9 net wells and turned-in-line 118.3 net wells. We continue to expect that our full-year 2024 capital program will be approximately $1.75 billion to $1.85 billion. Refer to “Outlook” above for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.
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
RESULTS OF OPERATIONS
Third Quarters of 2024 and 2023 Compared
Operating Revenues

	Three Months Ended September 30,		Variance
(In millions)	2024	2023	Amount	Percent
Operating Revenues
Oil	$765	$684	$81	12%
Natural gas	320	481	(161)	(33)%
NGL	186	170	16	9%
Gain on derivative instruments	64	3	61	2,033%
Other	24	18	6	33%
	$1,359	$1,356	$3	—%
Production Revenues
Our production revenues are derived from sales of our oil, natural gas and NGL production. Increases or decreases in our revenues, profitability and future production growth are highly dependent on the commodity prices we receive, which, as discussed above, fluctuate.

Production and Sales Price
The following table presents our total and average daily production volumes for oil, natural gas and NGLs, and our average oil, natural gas and NGL sales prices for the periods indicated.

	Three Months Ended September 30,		Variance
	2024	2023	Amount	Percent
Production Volumes
Oil (MMBbl)	10.3	8.5	1.8	21%
Natural gas (Bcf)	246.7	267.1	(20.4)	(8)%
NGL (MMBbl)	10.1	8.7	1.4	16%

Average Daily Production Volumes
Oil (MBbl)	112.3	91.9	20.4	22%
Natural gas (MMcf)	2,682.0	2,903.2	(221.2)	(8)%
NGL (MBbl)	109.7	94.5	15.2	16%

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$74.04	$80.80	$(6.76)	(8)%
Natural gas ($/Mcf)	$1.30	$1.80	$(0.50)	(28)%
NGL ($/Bbl)	$18.42	$19.52	$(1.10)	(6)%
Including Derivative Settlements
Oil ($/Bbl)	$74.18	$80.74	$(6.56)	(8)%
Natural gas ($/Mcf)	$1.41	$2.01	$(0.60)	(30)%
NGL ($/Bbl)	$18.42	$19.52	$(1.10)	(6)%

Oil Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (MMBbl)	10.3	8.5	1.8	21%	$151
Price ($/Bbl)	$74.04	$80.80	$(6.76)	(8)%	(70)
					$81
Oil revenues increased $81 million due to higher production in the Permian Basin and Anadarko Basin, partially offset by lower oil prices.
Natural Gas Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (Bcf)	246.7	267.1	(20.4)	(8)%	$(37)
Price ($/Mcf)	$1.30	$1.80	$(0.50)	(28)%	(124)
					$(161)
Natural gas revenues decreased $161 million primarily due to significantly lower natural gas prices and lower production. The decrease in production was related to lower production in the Marcellus Shale, where we strategically curtailed production due to weaker natural gas prices. This decrease was partially offset by higher production in the Permian and Anadarko Basins.

NGL Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (MMBbl)	10.1	8.7	1.4	16%	$27
Price ($/Bbl)	$18.42	$19.52	$(1.10)	(6)%	(11)
					$16
NGL revenues increased $16 million primarily due to higher NGL volumes in the Permian Basin, partially offset by lower prices.
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
The following table presents the components of “Gain on derivative instruments” for the periods indicated:

	Three Months Ended September 30,
(In millions)	2024	2023
Cash received on settlement of derivative instruments
Gas contracts	$27	$55
Oil contracts	1	—
Non-cash gain (loss) on derivative instruments
Gas contracts	(12)	(40)
Oil contracts	48	(12)
	$64	$3
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

The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows.

	Three Months Ended September 30,		Variance		Per BOE
(In millions, except per BOE)	2024	2023	Amount	Percent	2024	2023
Operating Expenses
Direct operations	$165	$137	$28	20%	$2.69	$2.22
Gathering, processing and transportation	245	235	10	4%	3.97	3.81
Taxes other than income	66	62	4	6%	1.08	1.00
Exploration	9	5	4	80%	0.15	0.08
Depreciation, depletion and amortization	475	421	54	13%	7.73	6.82
General and administrative	75	79	(4)	(5)%	1.24	1.29
	$1,035	$939	$96	10%
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include well workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended September 30,			Per BOE
(In millions, except per BOE)	2024	2023	Variance	2024	2023
Direct Operations Expense
Lease operating expense	$138	$115	$23	$2.25	$1.86
Workover expense	27	22	5	0.44	0.36
	$165	$137	$28	$2.69	$2.22
Lease operating expense increased primarily due to higher operating costs driven by our production mix related to increased production in fields with higher operating costs and higher equipment and field service costs.
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
Gathering, processing and transportation costs increased $10 million primarily due to higher gathering and transportation costs in the Permian Basin related to higher transportation rates and higher production, partially offset by lower gathering charges in the Marcellus Shale related to lower production.

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
The following table presents taxes other than income for the periods indicated:

	Three Months Ended September 30,
(In millions)	2024	2023	Variance
Taxes Other than Income
Production	$53	$45	$8
Drilling impact fees	4	5	(1)
Ad valorem	9	11	(2)
Other	—	1	(1)
	$66	$62	$4
Production taxes as percentage of revenue (Permian and Anadarko Basins)	5.5%	4.7%
Taxes other than income increased primarily due to an increase in our production taxes primarily due to higher oil and NGL revenues in 2024 compared to 2023.
Exploration
Exploration expense increased primarily due to $5 million of exploratory dry hole costs recognized during the three months ended September 30, 2024.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Three Months Ended September 30,			Per BOE
(In millions, except per BOE)	2024	2023	Variance	2024	2023
DD&A Expense
Depletion	$443	$387	$56	$7.19	$6.27
Depreciation	18	19	(1)	0.32	0.31
Amortization of unproved properties	12	12	—	0.19	0.19
Accretion of ARO	2	3	(1)	0.03	0.05
	$475	$421	$54	$7.73	$6.82
Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and natural gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $56 million primarily due to a higher depletion rate which was driven by lower oil and gas reserve volumes and a shift in our production mix which resulted in increased production from fields with higher depletion rates. The lower oil and gas reserve volumes were driven by negative price revisions as a result of lower prices in 2023.
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
The table below reflects our G&A expense for the periods indicated:

	Three Months Ended September 30,
(In millions)	2024	2023	Variance
G&A Expense
General and administrative expense	$61	$59	$2
Stock-based compensation expense	14	21	(7)
Merger-related expense	—	(1)	1
	$75	$79	$(4)
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense decreased $7 million primarily due to a decrease in the valuation of performance share awards in 2024 compared to 2023.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended September 30,
(In millions)	2024	2023	Variance
Interest Expense
Interest expense	$27	$20	$7
Debt premium and discount amortization, net	(5)	(4)	(1)
Debt issuance cost amortization	1	1	—
Other	1	—	1
	$24	$17	$7
Interest expense increased primarily due to higher debt balances during the third quarter of 2024 compared to 2023.
Interest Income
Interest income increased $6 million due to higher interest earned on our higher cash and short-term investment balances.

Income Tax Expense

	Three Months Ended September 30,
(In millions)	2024	2023	Variance
Income Tax Expense
Current tax expense	$104	$102	$2
Deferred tax benefit	(37)	(8)	(29)
	$67	$94	$(27)
Combined federal and state effective income tax rate	21.0%	22.5%
Income tax expense decreased $27 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to lower pre-tax income and a lower effective tax rate.
First Nine Months of 2024 and 2023 Compared
Operating Revenues

	Nine Months Ended September 30,		Variance
(In millions)	2024	2023	Amount	Percent
Oil	$2,240	$1,925	$315	16%
Natural gas	1,177	1,739	(562)	(32)%
NGL	535	476	59	12%
Gain on derivative instruments	48	129	(81)	63%
Other	63	49	14	29%
	$4,063	$4,318	$(255)	(6)%

Production Revenues
Production and Sales Price
The following table presents our total and average daily production volumes for oil, natural gas and NGLs, and our average oil, natural gas and NGL sales prices for the periods indicated.

	Nine Months Ended September 30,		Variance
	2024	2023	Amount	Percent
Production Volumes
Oil (MMBbl)	29.4	25.5	3.9	15%
Natural gas (Bcf)	769.1	779.5	(10.4)	(1)%
NGL (MMBbl)	27.3	23.9	3.4	14%

Average Daily Production Volumes
Oil (MBbl)	107.4	93.3	14.1	15%
Natural gas (MMcf)	2,806.8	2,855.3	(48.5)	(2)%
NGL (MBbl)	99.6	87.7	11.9	14%

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$76.16	$75.54	$0.62	1%
Natural gas ($/Mcf)	$1.53	$2.23	$(0.70)	(31)%
NGL ($/Bbl)	$19.59	$19.90	$(0.31)	(2)%
Including Derivative Settlements
Oil ($/Bbl)	$76.17	$75.64	$0.53	1%
Natural gas ($/Mcf)	$1.65	$2.53	$(0.88)	(35)%
NGL ($/Bbl)	$19.59	$19.90	$(0.31)	(2)%

Oil Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (MMBbl)	29.4	25.5	3.9	15%	$297
Price ($/Bbl)	$76.16	$75.54	$0.62	1%	18
					$315
Oil revenues increased $315 million primarily due to higher production in the Permian Basin.
Natural Gas Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (Bcf)	769.1	779.5	$(10.4)	(1)%	$(24)
Price ($/Mcf)	$1.53	$2.23	$(0.70)	(31)%	(538)
					$(562)
Natural gas revenues decreased $562 million primarily due to significantly lower natural gas prices and lower production driven by the strategic curtailments of production in the Marcellus Shale during the third quarter due to weaker natural gas prices.

NGL Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (MMBbl)	27.3	23.9	3.4	14%	$67
Price ($/Bbl)	$19.59	$19.90	$(0.31)	(2)%	(8)
					$59
NGL revenues increased $59 million primarily due to higher NGL volumes, particularly in the Permian Basin partially offset by lower NGL prices.
Gain on Derivative Instruments
The following table presents the components of “Gain on derivative instruments” for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash received on settlement of derivative instruments
Gas contracts	$90	$235
Oil contracts	—	3
Non-cash gain (loss) on derivative instruments
Gas contracts	(56)	(93)
Oil contracts	14	(16)
	$48	$129
Operating Costs and Expenses
The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows:

	Nine Months Ended September 30,		Variance		Per BOE
(In millions, except per Boe	2024	2023	Amount	Percent	2024	2023
Operating Expenses
Direct operations	$481	$401	$80	20%	$2.60	$2.24
Gathering, processing and transportation	737	729	8	1%	3.98	4.07
Taxes other than income	194	211	(17)	(8)%	1.05	1.18
Exploration	19	14	5	36%	0.10	0.08
Depreciation, depletion and amortization	1,354	1,185	169	14%	7.32	6.61
General and administrative	218	213	5	2%	1.19	1.19
	$3,003	$2,753	$250	9%
Direct Operations
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Nine Months Ended September 30,			Per Boe
(In millions, except per Boe)	2024	2023	Variance	2024	2023
Direct Operations
Lease operating expense	$402	$323	$79	$2.17	$1.80
Workover expense	79	78	1	0.43	0.44
	$481	$401	$80	$2.60	$2.24

Lease operating expense increased primarily due to higher production levels and higher operating costs driven by our production mix related to increased production in fields with higher operating costs and higher equipment and field service costs.
Gathering, Processing and Transportation
Gathering, processing and transportation costs increased $8 million due to higher production in the Permian and Anadarko Basins, partially offset lower production in the Marcellus Shale and lower transportation rates in the Permian and Anadarko Basins.
Taxes Other Than Income
The following table presents taxes other than income for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2024	2023	Variance
Taxes Other than Income
Production	$159	$148	$11
Drilling impact fees	11	18	(7)
Ad valorem	25	43	(18)
Other	(1)	2	(3)
	$194	$211	$(17)
Production taxes as percentage of revenue (Permian and Anadarko Basins)	5.6%	5.5%
Taxes other than income decreased $17 million primarily due to lower ad valorem taxes, which was primarily driven by a combination of lower expected property valuations in 2024 resulting in a lower tax obligation and a reduction of prior period accruals due to a change in estimated taxes due for the full-year 2023. Additionally, drilling impact fees decreased primarily due to a decrease in activity in the Marcellus Shale and lower natural gas prices. These decreases were partially offset by a slight increase in our production taxes, which increased primarily due to higher oil and NGL production compared to 2023.
Exploration
Exploration expense increased primarily due to $5 million of exploratory dry hole costs recognized in the third quarter of 2024.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Nine Months Ended September 30,			Per BOE
(In millions, except per Boe)	2024	2023	Variance	2024	2023
DD&A Expense
Depletion	$1,256	$1,086	$170	$6.79	$6.06
Depreciation	54	55	(1)	0.30	0.31
Amortization of unproved properties	36	36	—	0.19	0.20
Accretion of ARO	8	8	—	0.04	0.04
	$1,354	$1,185	$169	$7.32	$6.61
Our depletion expense increased $170 million primarily due to an increase in our depletion rate and an increase in production. Our depletion rate increased due to lower oil and gas reserve volumes and a shift in our production mix which resulted in increased production from fields with higher depletion rates. The lower oil and gas reserve volumes were driven by negative price revisions as a result of lower prices in 2023.

General and Administrative (“G&A”)
The table below reflects our G&A expense for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2024	2023	Variance
G&A Expense
General and administrative expense	$175	$159	$16
Stock-based compensation expense	43	44	(1)
Merger-related expense	—	10	(10)
	$218	$213	$5
G&A expense, excluding stock-based compensation and merger-related expenses, increased $16 million primarily due to the recognition of certain long-term commitments for community outreach and charitable contributions in 2024 and higher employee related costs in 2024 compared to 2023.
Stock-based compensation expense decreased $1 million primarily due to the impact of the liquidation of our common stock from our deferred compensation plan that resulted in a $7 million gain that decreased stock-based compensation expense in the first half of 2023, partially offset by awards that vested in 2023 and a decrease in the valuation of performance share awards in 2024 compared to 2023.
Merger-related expense decreased $10 million as the employee-related severance and termination benefits associated with the 2021 merger was accrued over the transition period during 2022 and 2023.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2024	2023	Variance
Interest Expense
Interest expense	$76	$61	$15
Debt premium and discount amortization, net	(16)	(15)	(1)
Debt issuance cost amortization	3	3	—
Other	14	1	13
	$77	$50	$27
Interest expense increased $27 million primarily due to an increase of $15 million related to interest on debt balances, primarily due to the issuance of 5.60% senior notes in early March 2024 and an increase in other interest expense of $13 million related to assessments arising due to the timing of certain regulatory filings.
Interest Income
Interest income increased $19 million due to higher interest earned on our higher cash and short-term investment balances.

Income Tax Expense

	Nine Months Ended September 30,
(In millions)	2024	2023	Variance
Income Tax Expense
Current tax expense	$273	$331	$(58)
Deferred tax (benefit) expense	(60)	19	(79)
	$213	$350	$(137)
Combined federal and state effective income tax rate	20.5%	22.4%
Income tax expense decreased $137 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to lower pre-tax income and a lower effective tax rate.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. Except as otherwise indicated, the following quantitative and qualitative information is provided about financial instruments to which we were party as of September 30, 2024 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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

Derivative Instruments and Risk Management Activities
Our commodity price risk management strategy is designed to reduce the risk of commodity price volatility for our production in the oil and natural gas markets through the use of financial commodity derivatives. A committee that consists of members of senior management oversees these risk management activities. Our financial commodity derivatives generally cover a portion of our production and, while protecting us in the event of price declines, limit the benefit to us in the event of price increases. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our financial commodity derivatives. Please read the discussion below as well as Note 4 in this Form 10-Q and Note 5 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivatives.
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

As of September 30, 2024, we had the following outstanding financial commodity derivatives:

	2024	2025				Fair Value Asset (Liability) (in millions)
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars						$36
Volume (MBbl)	3,680	3,330	3,367	2,024	2,024
Weighted average floor ($/Bbl)	$65.00	$61.89	$61.89	$62.05	$62.05
Weighted average ceiling ($/Bbl)	$86.20	$81.40	$81.40	$81.15	$81.15

WTI Midland oil basis swaps						3
Volume (MBbl)	4,600	3,150	3,185	1,840	1,840
Weighted average differential ($/Bbl)	$1.13	$1.18	$1.18	$1.11	$1.11
						$39

	2024	2025				2026	Fair Value Asset (Liability) (in millions)
Natural Gas	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
NYMEX collars							$11
Volume (MMBtu)	34,990,000	36,000,000	36,400,000	36,800,000	36,800,000	27,000,000
Weighted average floor ($/MMBtu)	$2.75	$2.88	$2.88	$2.88	$2.88	$2.75
Weighted average ceiling ($/MMBtu)	$4.46	$4.70	$4.15	$4.15	$6.00	$7.66
							$11
In October 2024, we entered into the following financial commodity derivatives:

	2024	2025
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	305	810	819	1,288	1,288
Weighted average floor ($/Bbl)	$60.00	$57.78	$57.78	$58.57	$58.57
Weighted average ceiling ($/Bbl)	$92.57	$80.18	$80.18	$80.09	$80.09

WTI Midland oil basis swaps
Volume (MBbl)	—	540	546	1,012	1,012
Weighted average differential ($/Bbl)	$—	$1.00	$1.00	$1.02	$1.02

A significant portion of our expected oil and natural gas production for the remainder of 2024 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the nine months ended September 30, 2024, oil collars with floor prices ranging from $65.00 to $70.00 per Bbl and ceiling prices ranging from $80.55 to $92.40 per Bbl covered 9.6 MMBbls, or 33 percent, of our oil production at a weighted-average price of $66.71 per Bbl. Oil basis swaps covered 10.9 MMBbls, or 37 percent, of our oil production at a weighted-average price of $1.14 per Bbl.
During the nine months ended September 30, 2024, natural gas collars with floor prices ranging from $2.50 to $3.00 per MMBtu and ceiling prices ranging from $2.85 to $5.67 per MMBtu covered 122.5 Mcf, or 16 percent of our natural gas production at a weighted-average price of $2.80 per MMBtu.

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
Interest Rate Risk
As of September 30, 2024, we had total debt of $2,066 million (with a principal amount of $2,000 million). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit agreement provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of September 30, 2024 and, therefore, we have no related exposure to interest rate risk.
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
The carrying amount and estimated fair value of debt are as follows:

	September 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$2,066	$1,989	$2,161	$2,015
Current maturities	—	—	(575)	(565)
Long-term debt, excluding current maturities	$2,066	$1,989	$1,586	$1,450

ITEM 4. Controls and Procedures
As of September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Share repurchase activity during the quarter ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions)
July 2024	2,073	$26.53	2,073	$1,235
August 2024	1,597	$24.11	1,597	$1,196
September 2024	605	$23.15	605	$1,183
Total	4,275		4,275
_______________________________________________________________________________
(1)    All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in February 2023 and which authorized the repurchase of up to $2.0 billion of our common stock. The share repurchase program does not have an expiration date. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.

ITEM 5. Other Information
Trading Plan Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1
First Amendment to Credit Agreement, dated as of September 12, 2024, among Coterra Energy Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on September 12, 2024).

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

COTERRA ENERGY INC.
(Registrant)

November 1, 2024	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

November 1, 2024	By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 1, 2024	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)