Form 10-K
period 2024-12-31
Coterra Energy Inc.
filed 2025-02-25
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Common Stock, par value $0.10 per share (“Common Stock”), held by non-affiliates as of the last business day of registrant’s most recently completed second fiscal quarter (based upon the closing sales price on the New York Stock Exchange on June 30, 2024) was approximately $19.5 billion.
As of February 14, 2025, there were 764,151,477 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 30, 2025 are incorporated by reference into Part III of this report.

FORWARD-LOOKING INFORMATION
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, timing and amount of capital expenditures and other statements that are not historical facts contained in this report. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas and the impacts thereof (including downward adjustments to our estimated proved reserves and potential impairment charges), impacts of inflation, labor shortages and economic disruption, geopolitical disruptions such as the war in Ukraine or the conflict in the Middle East, or further escalation thereof, results of future drilling and marketing activities, future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches, the impact of public health crises, including pandemics and epidemics and any related company or governmental policies or actions, and other factors detailed herein and in our other SEC filings. Additional important risks, uncertainties and other factors are described in “Risk Factors” in Part I. Item 1A of this report. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
EHS. Environmental, health and safety.
ESG. Environmental, social and governance.
Exploratory well. A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. Generally, a well that is not a development well, a service well, or a stratigraphic test well.
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
Primary term. The initial time period of an oil and gas lease during which the lessee has the option, but not the obligation, to drill an oil or gas well.
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
Transco Leidy. Transco-Leidy Line Receipts index price as published by S&P Global Platts in their Inside FERC’s Gas Market Report.
Transco Zone 6 Non-NY. Transco Zone 6 Non-NY index price as published by S&P Global Platts in their Inside FERC’s Gas Market Report.
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
Our headquarters is located in Houston, Texas. We also maintain regional offices in Midland, Texas, Pittsburgh, Pennsylvania, and Tulsa, Oklahoma, as well as field offices near our operations.
STRATEGY
Coterra is a premier U.S.-focused exploration and production company. We embrace innovation, technology and data, as we work to create value for our investors and the communities where we operate. We believe the following strategic priorities will help drive value creation and long-term success.
Generate Sustainable Returns. Our premier assets across multiple basins provide commodity diversification and defensive positioning through the commodity price cycles that, combined with our disciplined capital investment, give us confidence in our ability to provide returns to our stockholders that we believe to be sustainable. Over the past three years, we have increased our annual base dividend $0.24 per share, or 40 percent, on our common stock to $0.84 per share and have returned over $3.5 billion to stockholders through dividends. Demonstrating our continued confidence in our business model, in February 2025, our Board of Directors increased our annual base dividend to $0.88 per share. During 2024, we also repurchased 17 million shares of our common stock for $464 million, at a weighted average share price of $26.35 per share under our current $2.0 billion share repurchase program, and have $1.1 billion available for future repurchases. We remain committed to returning 50 percent or more of our annual free cash flow to our stockholders through dividends and our share repurchase program, while maintaining our top-tier balance sheet.
Disciplined Capital Allocation Across Top-Tier Position. Our asset portfolio offers scale, duration, commodity optionality and resilient investment returns. We anticipate our drilling inventory will be developed over the next 20 to 30 years. With operations in the Permian Basin, Marcellus Shale and Anadarko Basin, our asset portfolio is both commodity and geographically diversified, allowing for capital allocation flexibility that may prove opportunistic in navigating commodity price cycles. During 2024 and 2023, we invested 63 percent and 57 percent, respectively, of our cash flow from operations in our capital programs, and in 2025 we expect to invest approximately 50 percent of our cash flow from operations, based on recent strip prices, including future expenses related to our recently completed acquisitions. We are committed to maintaining a disciplined capital investment strategy to maximize capital efficiency and create value for stockholders.
Maintain Financial Strength. Maintaining a top-tier balance sheet with significant financial flexibility is imperative in a cyclical industry exposed to commodity price volatility. Our asset base, revenue diversity, low-cost structure and strong balance sheet provide us with the flexibility to thrive across various commodity price environments. At year-end 2024, we had a $2.0 billion cash balance, $2.0 billion of unused commitments under our revolving credit agreement and a $1.0 billion undrawn term loan, successfully positioning us to fund the FME and Avant acquisitions that closed in January 2025 while maintaining our balance sheet strength. In January 2025, we borrowed $1.0 billion under the term loan to partially fund the closing of the FME and Avant acquisitions. For additional information refer to “Acquisitions” below, “Liquidity and Capital Resources” in Item 7, and Note 2 and Note 4 of the Notes to the Consolidated Financial Statements “Acquisitions” and “Long-Term Debt and Credit Agreements”.
Focus on Safe, Responsible and Sustainable Operations. The safety of our employees and contractors is the cornerstone of our focus on operational excellence. We empower all employees and contractors to utilize our Stop Work Authority program, which allows them to stop any work at any time if they are uncomfortable, discover a dangerous condition, or suspect any other EHS hazard. We are also focused on making our operations more environmentally sustainable by actively implementing technology across our operations from the design phase to equipment improvements to limit our methane emissions and flaring activity. We focus on practical and sustainable environmental initiatives that promote efficient use of fresh and produced water, eliminate or mitigate releases, and minimize land surface impact. We are committed to being responsible stewards of our resources and implementing sustainable practices. We have published our 2024 Sustainability Report, which includes more information related to our sustainability practices, on our website at www.coterra.com. The information on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we may file with or furnish to the SEC (and is not deemed filed herewith), whether before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language therein.

2025 OUTLOOK
Our 2025 full year capital program is expected to be in the range of approximately $2.1 billion to $2.4 billion, an increase of 28 percent (at the mid-point) from $1.8 billion in 2024. The increase in our budgeted capital program was primarily driven by incremental capital expenditures associated with our January 2025 FME and Avant acquisitions, which increased our anticipated expenditures in the Permian Basin. We expect to fund our 2025 capital expenditures with our operating cash flow. We turned in line 153.0 net wells in 2024 and expect to turn-in-line 175 to 205 total net wells in 2025 across our three operating regions. Approximately 70 percent of our capital expenditures will be invested in the Permian Basin, 11 percent in the Marcellus Shale, 10 percent in the Anadarko Basin and remaining nine percent for gathering systems infrastructure, saltwater disposal and other spend.
In 2025, we expect to average approximately 11 drilling rigs and three completion crews operating in the Permian Basin, one drilling rig and one half of a completion crew operating in the Marcellus Shale, and one and one half drilling rigs and one half of a completion crew operating in the Anadarko Basin.
In the normal course of our business, we will continue to assess the oil and natural gas price macro environments and may adjust our capital allocation accordingly.
ACQUISITIONS
Franklin Mountain Energy (“FME”) Acquisition
In January 2025, we closed on our acquisition of all of the issued and outstanding equity ownership interests of a group of privately owned oil and gas exploration and production companies with assets and operations in the Delaware Basin of New Mexico (the “FME Interests”) for total consideration of $2.5 billion, subject to certain post-closing adjustments, which included $1.7 billion of cash and the issuance of 28,190,682 shares of our common stock.
Avant Acquisition
In January 2025, we closed on the acquisition of certain interests in oil and gas properties located in the Delaware Basin in New Mexico from certain privately owned sellers for total cash consideration of $1.5 billion, subject to certain post-closing adjustments.
Cimarex Merger
On October 1, 2021, we completed a merger transaction (the “Merger”) with Cimarex Energy Co. (now known as Coterra Energy Operating Co, or “Cimarex”). Cimarex is an oil and gas exploration and production company with operations in Texas, New Mexico and Oklahoma. Under the terms of the merger agreement relating to the Merger (the “Merger Agreement”), and subject to certain exceptions specified in the Merger Agreement, each eligible share of Cimarex common stock was converted into the right to receive 4.0146 shares of our common stock at closing. As a result of the completion of the Merger, we issued approximately 408.2 million shares of common stock to Cimarex stockholders (excluding shares that were awarded in replacement of certain previously outstanding Cimarex restricted share awards).
DESCRIPTION OF PROPERTIES
Our operations are primarily concentrated in three core operating areas—the Permian Basin in west Texas and southeast New Mexico, the Marcellus Shale in northeast Pennsylvania and the Anadarko Basin in the Mid-Continent region in Oklahoma.
Permian Basin
Our properties are principally located in the western half of the Permian Basin where we currently hold approximately 297,000 net acres in our core operating area in the Delaware Basin. Our development activities are primarily focused on the Wolfcamp Shale and the Bone Spring formation in Culberson and Reeves Counties in Texas and Lea and Eddy Counties in New Mexico. Our 2024 net production from the Permian Basin was 262 MBoe per day, representing 39 percent of our total equivalent production for the year. Net oil production in 2024 averaged 101 MBbl per day, representing 93 percent of our total company oil production. As of December 31, 2024, we had a total of 1,162.6 producing net wells in the Permian Basin, of which approximately 90 percent are operated by us.
During 2024, we invested $1,057 million of drilling and completion capital and had nine drilling rigs and three completion crews operating in the Permian Basin at year end.

In January 2025, we completed the FME and Avant acquisitions. With the completion of these acquisitions, we added approximately 49,000 net acres in the Delaware Basin in Lea County, New Mexico and 290.7 producing net wells to our portfolio.
Marcellus Shale
Our properties are principally located in Susquehanna County, Pennsylvania, where we currently hold approximately 186,000 net acres in the dry gas window of the Marcellus Shale. Our 2024 net production in the Marcellus Shale was 350 MBoe per day, representing 52 percent of our total equivalent production for the year. Net natural gas production in 2024 averaged 2,099 MMcf per day, representing 75 percent of our total natural gas production. As of December 31, 2024, we had a total of 1,135.1 producing net wells in the Marcellus Shale, of which over 99 percent are operated by us.
During 2024, we invested $304 million of drilling and completion capital and had no drilling rigs or completion crews operating in the Marcellus Shale at year end.
Anadarko Basin
Our properties are located in the Mid-Continent region in Oklahoma where we currently hold approximately 181,000 net acres. Our development activities are primarily focused on both the Woodford Shale and the Meramec formations. Our 2024 net production in the Anadarko Basin was 64 MBoe per day, representing nine percent of our total equivalent production for the year. As of December 31, 2024, we had a total of 527.2 producing net wells in the Anadarko Basin, of which approximately 62 percent are operated by us.
During 2024, we invested $289 million of drilling and completion capital and had one drilling rig and no completion crews operating in the Anadarko Basin at year end.
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
During 2024, we invested $103 million in our gathering systems infrastructure, saltwater disposal, and other items not directly related to drilling and completion activities.
MARKETING
Substantially all of our oil and natural gas production is sold under both long-term and short-term sales contracts at market-sensitive prices. We sell oil, natural gas and NGLs to a broad portfolio of domestic and international customers, including industrial customers, local distribution companies, oil and gas marketers, major energy companies, pipeline companies and power generation facilities.
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

A summary of our firm sales commitments as of December 31, 2024 are set forth in the table below:

Year Ending December 31,	Natural Gas (in Bcf)
2025	577
2026	565
2027	531
2028	545
2029	485
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
PROVED OIL AND GAS RESERVES
The following table presents our estimated proved reserves by commodity as of the dates indicated:

	December 31,
	2024	2023	2022
Oil (MBbl)
Proved developed reserves	189,275	173,392	168,649
Proved undeveloped reserves	80,720	75,821	71,107
	269,995	249,213	239,756
Natural Gas (Bcf)
Proved developed reserves	8,420	8,590	8,543
Proved undeveloped reserves	1,414	1,935	2,630
	9,834	10,525	11,173
NGLs (MBbl)
Proved developed reserves	271,030	234,306	224,706
Proved undeveloped reserves	90,747	83,150	72,059
	361,777	317,456	296,765

Oil equivalent (MBoe)	2,270,721	2,320,757	2,398,666
At December 31, 2024, our interests in the Dimock field, which is primarily located in Susquehanna County, Pennsylvania in the Marcellus Shale account for approximately 55 percent of our total proved reserves, on a volumetric basis. There are no other fields which represent 15 percent or more of our total proved reserves.
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

PRODUCTION, SALES PRICE AND PRODUCTION COSTS
The following table presents historical information about our total and average daily production volumes for oil, natural gas and NGLs; average oil, natural gas and NGL sales prices; and average production costs per oil equivalent:

	Year Ended December 31,
	2024	2023	2022
Production Volumes
Oil (MBbl)	39,808	35,110	31,926
Natural gas (Bcf)	1,025	1,053	1,024
NGL (MBbl)	36,993	32,932	28,697
Equivalents (MBoe)	247,589	243,497	231,342

Average Daily Production Volumes
Oil (MBbl)	109	96	87
Natural gas (MMcf)	2,800	2,884	2,806
NGL (MBbl)	101	90	79
Equivalents (MBoe)	677	667	634

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$74.18	$75.97	$94.47
Natural gas ($/Mcf)	$1.65	$2.18	$5.34
NGL ($/Bbl)	$19.95	$19.56	$33.58
Including Derivative Settlements
Oil ($/Bbl)	$74.22	$76.07	$84.33
Natural gas ($/Mcf)	$1.75	$2.44	$4.91
NGL ($/Bbl)	$19.95	$19.56	$33.58

Average Production Costs ($/Boe)	$2.39	$2.01	$1.84

The following table presents historical information about our total and average daily natural gas production volumes associated with our interests in the Dimock field. There was no oil or NGL production associated with our interests in the Dimock field.

	Year Ended December 31,
	2024	2023	2022
Production Volumes
Natural gas (Bcf)	768	826	805
Equivalents (MBoe)	128,008	137,647	134,097

Average Daily Production Volumes
Natural gas (MMcf)	2,098	2,263	2,204
Equivalents (MBoe)	350	377	367

ACREAGE
Our interest in both developed and undeveloped properties is primarily in the form of leasehold interests held under oil and gas mineral leases. These leases provide us the right to develop oil and natural gas on the properties. Their primary terms generally range in length from approximately three to 10 years, and, once a successful well is drilled, they typically then continue for the economic life of the well holding such lease.
The following table summarizes our gross and net developed and undeveloped leasehold acreage at December 31, 2024:

	Acreage
	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Core Acreage
Permian Basin
New Mexico(1)	141,399	98,212	56,379	39,366	197,778	137,578
Texas	205,158	136,867	31,273	22,127	236,431	158,994
	346,557	235,079	87,652	61,493	434,209	296,572
Marcellus Shale
Pennsylvania	174,123	173,587	12,238	12,160	186,361	185,747

Anadarko Basin
Oklahoma	320,080	146,987	68,079	34,392	388,159	181,379

Noncore Acreage(2)	162,582	69,855	6,126,697	5,916,036	6,289,279	5,985,891
	1,003,342	625,508	6,294,666	6,024,081	7,298,008	6,649,589
(1)Acreage does not include the acreage acquired from the FME and Avant acquisitions that closed in January 2025.
(2)Includes acreage outside of our three core operating areas. This acreage is located in the states of Arizona, California, Nevada, New Mexico, Pennsylvania, West Virginia, and various other states. As of December 31, 2024, there is no value ascribed to this acreage, and there are no plans to develop this acreage in the near term.
Total Net Undeveloped Acreage Expiration
The table below summarizes by year and operating area our undeveloped acreage expirations in the next three years as of December 31, 2024. In most cases, the drilling of a commercial well will hold the acreage beyond the expiration.

	Acreage
	2025		2026		2027
	Gross	Net	Gross	Net	Gross	Net
Core Acreage
Permian Basin	—	—	331	163	85	85
Marcellus Shale	1,849	1,849	545	545	5,599	5,599
Anadarko Basin	1,440	143	40	1	—	—
Noncore Acreage	—	—	—	—	—	—
	3,289	1,992	916	709	5,684	5,684
Expiring acreage in our core operating areas in 2025, 2026 and 2027 represents less than one percent of our total undeveloped acreage. At December 31, 2024, we had no PUD reserves recorded on undeveloped acreage that were scheduled for development beyond the expiration dates of the undeveloped acreage or outside of our core operating area. The summary above does not include the acreage acquired from the FME and Avant acquisitions that closed in January 2025.

WELL SUMMARY
The following table presents our ownership in productive oil and natural gas wells at December 31, 2024. This summary includes oil and natural gas wells in which we have a working interest:

	Gross	Net
Natural Gas	3,515	1,936.9
Oil	2,660	889.6
Total(1)	6,175	2,826.5
_______________________________________________________________________________
(1)Total percentage of gross and net operated wells is 50 percent and 88 percent, respectively.
The well summary above does not include wells acquired from the FME and Avant acquisitions that closed in January 2025.

DRILLING ACTIVITY
The table below presents wells that we drilled and completed or in which we participated in the drilling and completion. This information should not be considered indicative of future performance, nor should a correlation be assumed as a result of the number of productive wells drilled, the quantities of reserves found or the economic value.

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	290	143.8	288	183.3	284	173.9
Dry	—	—	—	—	1	0.7
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	1	0.5	—	—	—	—
Total	291	144.3	288	183.3	285	174.6

Acquired Wells	—	—	—	—	—	—
During the year ended December 31, 2024, we completed 92 gross wells (62.8 net) that were drilled in prior years.
The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2024, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	54	37.2	94	63.9
Exploratory wells	—	—	—	—
Total	54	37.2	94	63.9
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
Competition
The oil and gas industry is highly competitive, and we experience strong competition in the areas in which we operate. We primarily compete with integrated, independent and other energy companies for the sale and transportation of our oil and natural gas production to pipelines, marketing companies and end users. Many of these competitors have greater financial, technical and personnel resources and exploration and development budgets than we have. The effect of these competitive factors cannot be predicted.
Price, contract terms, availability of rigs and completion crews and related equipment and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record affect competition. For example, constrained pipeline capacity and oversupply in certain geographic areas in 2024 resulted in negative spot market pricing at times for natural gas, such as in the Permian Basin at the Waha Hub. We believe that our concentrated acreage positions and our access to both third-party and Company-owned gathering and pipeline infrastructure in our core operating areas, along with our expected activity level and the related services and equipment that we have secured for the upcoming years, enhance our competitive position.
Major Customers
During the year ended December 31, 2024, two customers accounted for approximately 21 percent and 19 percent of our total sales. During the year ended December 31, 2023, two customers accounted for approximately 19 percent and 17 percent of our total sales.
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
Regulation of Natural Gas Marketing, Gathering and Transportation
Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the U.S. Natural Gas Act of 1938 (the “NGA”), the U.S. Natural Gas Policy Act of 1978 (the “NGPA”) and the regulations promulgated under those statutes, the U.S. Federal Energy Regulatory Commission (the “FERC”) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. However, natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production, are not subject to price regulation. In addition, the FERC granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of natural gas for resale without further FERC approvals. As a result of this policy, all of our produced natural gas is sold at market prices, subject to the terms of any private contracts that may be in effect. Under the provisions of the Energy Policy Act of 2005 (“2005 Act”), the NGA was amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the

2005 Act, the FERC established regulations intended to increase natural gas pricing transparency by, among other things, requiring market participants to report their gas sales transactions annually to the FERC. The 2005 Act also significantly increased the penalties for violations of the NGA and NGPA and the FERC’s regulations. The current maximum penalty is approximately $1.6 million per day per violation.
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
Our natural gas sales prices continue to be affected by intrastate and interstate gas transportation regulation because the cost of transporting the natural gas once sold to the consuming market is a factor in the prices we receive. The rates and terms for access to natural gas pipeline transportation services are subject to extensive regulation. The FERC’s regulations require, among other things, that interstate natural gas pipelines provide firm and interruptible transportation service on an unbundled, open access, and non-discriminatory basis, provide internet access to current information about available pipeline capacity and other relevant information, and permit pipeline shippers under certain circumstances to release contracted transportation and storage capacity to other shippers, thereby creating secondary markets for such services. The rates for such transportation and storage services are subject to the FERC’s ratemaking authority, and the FERC exercises its authority by applying cost-of-service principles to limit the maximum and minimum levels of tariff-based recourse rates. However, it also allows for the negotiated rates as an alternative to cost-based rates and may grant market-based rates in certain circumstances, typically with respect to storage services. The FERC regulations also restrict interstate natural gas pipelines from sharing transportation or customer information with marketing affiliates and require that the transmission function personnel of interstate natural gas pipelines operate independently of the marketing function personnel of the pipeline or its affiliates. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. Similarly, we cannot predict what proposals, if any, that affect the oil and natural gas industry might actually be enacted by the U.S. Congress or the various state legislatures and what effect, if any, such proposals might have on us. Further, we cannot predict whether the recent trend toward federal deregulation of the natural gas industry will continue or what effect future policies will have on our sale of gas.
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
The FERC’s regulations provide for an indexing system for ICA-regulated rates by which the carrier makes annual adjustments based on the rate of inflation, subject to maximum ceiling and other conditions and limitations. These adjustments may increase or decrease the cost of transporting crude oil and NGLs by interstate pipeline. In 2020, the FERC established the new adder for calculating the ceiling for crude oil and liquids pipeline rates subject to indexing, establishing an index level of Producer Price Index for Finished Goods plus 0.78 percent for the five-year period commencing July 1, 2021. On rehearing, the FERC subsequently reduced the adder to minus 0.21 percent, but this action was vacated on appeal to the U.S. Court of Appeals for the D.C. Circuit in 2024. In response to the court’s ruling, the FERC reinstated the plus 0.78 percent adder but issued a supplemental notice of proposed rulemaking proposing to re-adopt the minus 0.21 percent adder for the remainder of the five-year period. This proposal is pending before the FERC. Cost-of-service based rates, market-based rates and settlement rates are alternatives to the indexing system and may be used in certain specified circumstances to change rates. Rates and terms and conditions of service are subject to challenge by protest or complaint and also may be investigated by the FERC on its own motion. We are unable to predict with certainty the effect upon us of these periodic reviews by the FERC of the pipeline index or any potential future challenges to pipelines’ rates.
Environmental and Safety Regulations
General. Our operations are subject to extensive and stringent federal, state and local laws and regulations governing the protection of the environment. These laws and regulations can change, restrict or otherwise impact our business in many ways, including the handling or disposal of waste material, planning for future activities to avoid or mitigate harm to threatened or endangered species, and requiring the installation and operation of emissions or pollution control equipment. Existing environmental laws and regulations could be revised or reinterpreted, including by the Trump administration, which introduces further uncertainty as to our compliance obligations. The overturning of the Chevron doctrine on June 28, 2024 by the U.S. Supreme Court, which had provided for deference in certain cases to the relevant federal agency with regard to the interpretation of federal regulations, has introduced additional uncertainty going forward regarding existing and future federal regulations. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Permits are required for the operation of our various facilities. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations through fines, injunctions or both. Regulations can increase the cost of planning, designing, installing and operating, and can affect the timing of installing and operating, oil and natural gas facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities and potential suspension or cessation of operations under certain conditions related to environmental considerations or compliance issues are part of oil and natural gas production operations. We can provide no assurance that we will not incur significant costs and liabilities. Also, it is possible that other developments, such as stricter environmental laws and regulations and claims for damages to property or persons resulting from oil and natural gas production could result in substantial costs and liabilities to us.
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

Oil Pollution Act. The Oil Pollution Act of 1990 (the “OPA”) and implementing regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the U.S. The term “waters of the U.S.” has been broadly defined to include some inland water bodies, including wetlands and intermittent streams. The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages. The OPA also imposes ongoing requirements on operators, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. We believe that we are in substantial compliance with the OPA and related federal regulations to the extent applicable to our operations.
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
We have entered into various voluntary Candidate Conservation Agreements (“CCAs”), whereby we agreed to take certain actions and limit certain activities, such as limiting drilling on certain portions of our acreage during nesting seasons, in an effort to protect certain threatened or endangered species. Participating in CCAs could result in increased costs to us from species protection measures, time delays or limitations on drilling activities, which costs, delays or limitations may be significant.
New listing petitions continue to be filed with the FWS which could impact our operations. Many non-governmental organizations (“NGOs”) work closely with the FWS regarding the listing of many species, including species with broad and even nationwide ranges.
The increase in endangered species listings may limit our ability to explore for or produce oil and gas in certain areas or cause us to incur additional costs.
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
Some of our producing wells and associated facilities are subject to restrictive air emission limitations and permitting requirements, which have added costs and caused delays in operations. For additional information, please read “Risk Factors—Legal, Regulatory and Governmental Risks— Federal, state and local laws and regulations, judicial actions and regulatory initiatives related to oil and gas development and the use of hydraulic fracturing could result in increased costs and operating restrictions or delays and adversely affect our business, financial condition, results of operations and cash flows” in Item 1A.
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
Safe Drinking Water Act. The Safe Drinking Water Act (“SDWA”) and comparable local and state provisions restrict the disposal, treatment or release of water produced or used during oil and natural gas development. Subsurface placement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state’s oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.
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
At the federal level, the EPA conducted a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. This study and other studies that may be undertaken by the EPA or other federal agencies could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and regulatory mechanisms. A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing practices.
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
Greenhouse Gas and Climate Change Laws and Regulations. In response to studies suggesting that emissions of carbon dioxide and certain other greenhouse gas (“GHG”), including methane, may be contributing to global climate change, there is increasing focus by local, state, regional, national and international regulatory bodies as well as by investors and the public on GHG emissions and climate change issues. We closely follow developments in this area, including changes in the regulatory landscape in the U.S. at the federal, state, and local levels. We cannot predict, however, how or when such changes may be implemented or ultimately impact our business. U.S. presidents have the power to issue executive orders that can have the effect of the enactment of new laws. The Trump Administration has issued a series of executive orders that signal a shift in the United States’ energy and climate change policies from the prior administration. Future administrations may, however, pursue executive orders similar to, or more restrictive than, current and prior administrations.
At the federal level, the EPA regulates carbon dioxide, methane and other GHGs under existing provisions of the Clean Air Act. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act that establish Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for GHG emissions from certain large stationary sources that are otherwise subject to PSD and Title V permitting requirements. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among others, certain oil and gas production facilities on an annual basis, which includes certain of our operations. In 2024, the EPA published final rules imposing new, stricter requirements for methane monitoring, reporting, and emissions control at certain oil and natural gas facilities, as well as a final rule implementing a charge on large emitters of waste methane from the oil and gas sector. In January 2025, however, President Trump signed a series of executive orders that call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act, directed federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect pending review by the newly appointed agency head, directed federal agencies to identify and exercise emergency authority to facilitate conventional energy production, transportation, and refining, and mandated a review of existing regulations that may burden domestic energy development. Thus, the future of the new methane and waste emission charge rules, as well as the regulation of GHGs by the federal government, is uncertain at this time.
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
Human Capital Resources
As of December 31, 2024, we had 915 Coterra employees, 303 of whom were located in our headquarters in Houston, Texas and 232 of whom were located in our regional offices in Midland, Texas, Tulsa, Oklahoma and Pittsburgh, Pennsylvania. We had a total of 380 employees in production field locations across our regional offices. Of our total employee population, 589 were salaried and 326 were hourly. Additionally, we have 42 employees that are employed by our wholly-owned subsidiary, GasSearch Drilling Services Corporation (“GDS”), which is a service company engaged in water hauling and site preparation exclusively for our Marcellus Shale operations. Of our GDS employees, 4 were salaried and 38 were hourly. We believe that our relations with our employees are favorable. None of our employees are represented pursuant to a collective bargaining agreement.
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
When we hire from outside the Company, we identify qualified candidates by promoting the position internally for referrals, engaging in recruiting through our website and online platforms, utilizing recruiting services and attending job fairs. We also have a well-established internship program that feeds top talent into our technical functions. In our recruiting efforts, we foster a culture of mutual respect and compliance with all applicable federal, state and local laws governing nondiscrimination in employment. We seek to increase the diversity of our workforce in our external hiring practices. We ask our recruiting partners to provide diverse slates of candidates, and we treat all applicants with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. This philosophy extends to all employees throughout the lifecycle of employment, including recruiting, hiring, placement, promotion, evaluation, leaves of absence, compensation and training.
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
Health and Safety. The health and safety of our employees is one of our core values for sustainable operations. This value is reflected in our strong safety culture that emphasizes personal responsibility and safety leadership, both for our employees and our contractors that are on our worksites. Our safety programs are built on a foundation that emphasizes personal safety and includes a Stop Work Authority program that empowers employees and contractors to stop work if they discover, or even suspect, a dangerous condition or other serious EHS hazard. Our comprehensive EHS management system establishes a corporate governance framework for EHS compliance and performance and covers all elements of our operating lifecycle.
Website Access to Company Reports
We make available free of charge through our website, www.coterra.com, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information filed by us. Information on our website, including our 2024 Sustainability Report, is not a part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we may file with or furnish to the SEC (and is not deemed filed herewith), whether before or after the date of this Annual

Report on Form 10-K and irrespective of any general incorporation language therein. Furthermore, references to our website URLs are intended to be inactive textual references only.
Corporate Governance Matters
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Governance and Social Responsibility Committee Charter and Environment, Health & Safety Committee Charter are available on our website at www.coterra.com. Requests for copies of these documents can also be made in writing to our Corporate Secretary at our corporate headquarters at Three Memorial City Plaza, 840 Gessner Road, Suite 1400, Houston, Texas 77024.

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
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prices we receive for the oil, natural gas and NGLs that we sell. Lower commodity prices may reduce the amount of oil, natural gas and NGLs that we can produce economically, while higher commodity prices could cause us to experience periods of higher costs. Historically, commodity prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Wide fluctuations in commodity prices may result from relatively minor changes in the supply of and demand for oil, natural gas and NGLs, market uncertainty and a variety of additional factors that are beyond our control, including global events or conditions that affect supply and demand (such as pandemics, the war in Ukraine, conflict in the Middle East and other geopolitical risks and sanctions), the actions of OPEC+ members and climate change and potential legislative and regulatory actions related thereto. In addition, the price for natural gas and NGLs that we sell may be impacted by the demand for liquid natural gas (“LNG”) exports and the impact of such demand on domestic natural gas prices, including if future U.S. regulatory action limits the construction of new LNG facilities or limits the approvals of applications for LNG export authorization. Any substantial or extended decline in future commodity prices would have a material adverse effect on our future business, financial condition, results of operations, cash flows, liquidity or ability to finance planned capital expenditures and commitments. If commodity prices decline significantly for a sustained period of time, the lower prices may cause us to reduce our planned drilling program or adversely affect our ability to make planned expenditures, raise additional capital or meet our financial obligations. Furthermore, substantial, extended decreases in commodity prices may render certain projects uneconomic, which may result in significant downward adjustments to our estimated proved reserves and could negatively impact our ability to borrow, our cost of capital and our ability to access capital markets, increase our costs under our revolving credit agreement and limit our ability to execute aspects of our business plans.
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
Our growth is materially dependent upon the success of our drilling program. Drilling for oil and natural gas involves numerous risks, including the risk that no commercially productive reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control, including the risk of electric grid outages and the potential impacts thereof on our electric fracturing systems. Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition.

Our operations present hazards and risks that require significant oversight and are subject to numerous possible disruptions from unexpected events.
The scope and nature of our operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, product spills, and cybersecurity incidents, such as unauthorized access to data or systems, among other risks. Our operations are also subject to broader global events and conditions, including public health crises, pandemics, epidemics, war or civil unrest, acts of terror, weather events and natural disasters, including those that are related to or exacerbated by climate change. Such hazards and risks could impact our business in the areas in which we operate, and our business and operations may be disrupted if we fail to respond in an appropriate manner to such hazards and risks or if we are unable to efficiently restore or replace affected operational components and capacity. Furthermore, our insurance may not cover such liabilities, or be adequate to compensate us for all resulting losses. The cost of insurance may increase, and the availability of insurance may decrease, as a result of climate change or other factors. The occurrence of any event not covered or fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
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
You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on the 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10 percent discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the applicable accounting standards may not be the most appropriate discount factor based on interest rates in effect from time-to-time and risks associated with us or the oil and gas industry in general.
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
As of December 31, 2024, approximately 18 percent of our estimated proved reserves (by volume) were undeveloped. Developing PUD reserves requires significant capital expenditures, the estimated future development costs associated with our PUD reserves may not equal our actual costs, development may not occur as scheduled and results of our development activities may not be as estimated. If we choose not to develop our PUD reserves, or if we are not otherwise able to develop them successfully, we will be required to remove them from our reported proved reserves. In addition, under the SEC’s reserves reporting rules, because PUD reserves generally may be recorded only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUD reserves that are no longer planned to be developed within this five-year time frame. Delays in the development of our PUD reserves, decreases in commodity prices and increases in costs to drill and develop such reserves may also result in some projects becoming uneconomic.
Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.
Our future growth prospects depend on our ability to identify optimal strategies for our business. In developing our business plans, we considered allocating capital and other resources to various aspects of our business including well-development (primarily drilling and completion), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also consider our likely sources of capital. Notwithstanding the determinations made in the development of our 2025 plan, business opportunities not previously identified periodically may come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2025 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
Moreover, these availability and capacity issues are likely to occur in remote areas with less established infrastructure, such as our Permian Basin properties where we have significant oil and natural gas production. Such availability and capacity issues may result in increased basis differentials, which became more divergent in 2024 in part due to constrained pipeline capacity and oversupply in certain geographic areas. At times, such basis differentials have been significant enough to result in negative spot market pricing in certain areas, such as the Waha Hub in the Permian Basin during 2024. Any of these availability or capacity issues could negatively affect our operations, revenues and expenses. This could result in wells being shut in or awaiting a pipeline connection or capacity, which would adversely affect our results of operations and cash flows.
Acquired properties may not be worth what we pay to acquire them, due to uncertainties in evaluating recoverable reserves and other expected benefits, as well as potential liabilities.
Successful property acquisitions require an assessment of a number of factors beyond our control. These factors include estimates of recoverable reserves, exploration and development potential, future commodity prices, operating costs, production taxes and potential environmental and other liabilities. These assessments are complex and inherently imprecise. Our review of the properties we acquire may not reveal all existing or potential problems. In addition, our review may not allow us to assess fully the potential deficiencies of the properties. We do not inspect every well, and even when we inspect a well, we may not discover structural, subsurface or environmental problems that may exist or arise.
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
Other companies operate some of the properties in which we have an interest. As of December 31, 2024, non-operated wells represented approximately 50 percent of our total owned gross wells, or 12 percent of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties and of properties we operate in joint ventures in which we may share control with third parties, including compliance with environmental, safety and other regulations or the amount of capital expenditures that we are required to fund with respect to them. An operator of our wells or a joint venture participant may not adequately perform operations, may breach applicable agreements or may fail to act in ways that are in our best interest, which could reduce our production and revenues and expose us to liabilities. Our dependence on the operator or a joint venture participant could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
Many of our properties are in areas that may have been partially depleted or drained by offset (i.e., neighboring) wells and certain of our wells may be adversely affected by actions other operators may take when drilling, completing or operating wells that they own.
Many of our properties are in areas that may have been partially depleted or drained by earlier drilled offset wells. We have no control over offsetting operators who could take actions such as drilling and completing nearby wells, that could adversely affect our operations. When a new offset well is completed and produced, the pressure differential in the vicinity of the wellbore causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores), which could cause a depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. The possibility for these impacts may increase with respect to wells that are shut in as a response to lower commodity prices or the lack of pipeline and storage capacity. In addition, completion operations and other activities conducted on other nearby wells could cause us, in order to protect our existing wells, to shut in production for indefinite periods of time. Shutting in our wells and damage to our wells from offset completions could result in increased costs and could adversely affect the reserves and re-commenced production from such shut-in wells.
We may lose leases if production is not established within the time periods specified in the leases or if we do not maintain production in paying quantities.
We could lose leases under certain circumstances if we do not maintain production in paying quantities or meet other lease requirements, and the amounts we spent for those leases could be lost. If we shut in wells in response to lower commodity prices or a lack of pipeline and storage capacity, we may face claims that we are not complying with lease provisions. In addition, the government also may impose new restrictions and regulations affecting our ability to drill, conduct hydraulic fracturing operations, and obtain necessary rights-of-way on federal lands, which could, in turn, result in the loss of federal leases. As of December 31, 2024, less than one percent of our net undeveloped acreage in our core operating areas will expire over the next three years. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
Oil and natural gas production operations, especially those using hydraulic fracturing, are substantially dependent upon the availability of water and the ability to dispose of produced water gathered from drilling and production activities. Restrictions on the Company’s ability to obtain water or dispose of produced water may have a material effect on its financial condition, results of operations and cash flows.
Water is an essential component of oil and natural gas production during the drilling and hydraulic fracturing processes. In particular, we use a significant amount of water in the hydraulic fracturing process. Limitations or restrictions on the Company’s ability to secure sufficient amounts of water (including limitations resulting from natural causes such as drought) could have a material impact on our operations. Severe drought conditions can result in local water districts taking steps to restrict the use of water in their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If the Company is unable to obtain water to use in its operations from local sources, it may need to be obtained from new sources and transported to drilling sites, resulting in increased costs, which could adversely affect our financial condition, results of operations and cash flows. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration, development and production activities, could adversely impact our operations. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations. Such delays, interruptions or termination of our operations could have an adverse effect on our operations and financial condition.
In addition, the Company must dispose of the fluids produced from oil and gas production operations, including produced water, which it does directly or through the use of third-party vendors. The legal requirements related to the disposal of produced water into a non-producing geologic formation by means of underground injection wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. More stringent regulations or legal directives, as well as potential litigation or other developments, related to such disposal activities could materially impact our ability to dispose of produced water, which could adversely affect the Company’s business, financial condition and results of operations.
For additional information, please read “Business and Properties—Other Business Matters—Environmental and Safety Regulations—Clean Water Act” in Items 1 and 2.
Cyber-attacks targeting our systems, the oil and gas industry systems and infrastructure or the systems of our third-party service providers could adversely affect our business.
Our business, like the oil and gas industry in general, has become increasingly dependent on data, information systems, and digitally connected infrastructure, including technologies managed by third-party providers on whom we rely on to help us collect, host or process information. We depend on this technology to, for example, record and store information like financial data, estimate quantities of oil and natural gas reserves, analyze and share operating data, and communicate internally and externally. Information and operational technology systems control nearly all of the oil and gas distribution systems in the U.S., which are necessary to transport our products to market. These systems also enable communications and provide a host of other support services for our business. In recent years we have increased the use of remote networking and online conferencing services and technologies that enable employees to work outside of our corporate infrastructure, which exposes us to additional cybersecurity risks, including unauthorized access to proprietary, confidential, or other sensitive information.
We have experienced cyber incidents in the past and, although none have been material, we may experience cybersecurity incidents and security breaches in the future. Cyber-attacks are becoming more sophisticated and can include, but are not limited to, the use of malicious software, phishing scams, ransomware, attempts to gain unauthorized access to systems or data, or other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, such as personal information of our employees, and corruption of data. In addition, cybersecurity risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, more sophisticated and more frequent attacks. Unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data integrity issues, communication interruption or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our business and operations. If our information or operational technology systems cease to function properly or are breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A successful cyber-attack involving our information or operational technology systems and related infrastructure, or that of our business associates or partners, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, equipment damage, fires, explosions or environmental releases, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
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
We make and expect to make substantial capital expenditures in connection with our development and production projects, as well as to finance our acquisitions. We rely on access to both our revolving credit agreement and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations or other sources. Adverse economic and market conditions could adversely affect our ability to access such sources of liquidity. Future challenges in the global financial system may adversely affect the terms on which we are able to obtain financing, which could impact our business, financial condition and access to capital. Our ability to access the capital markets may be restricted at a time when we want or need to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. Additionally, such adverse economic and market conditions could impact our counterparties, including our receivables and our hedging counterparties who may, as a result of such conditions, be unable to perform their obligations.
Risks associated with our debt and the provisions of our debt agreements could adversely affect our business, financial position and results of operations.
Our indebtedness could have adverse effects on our business, financial condition, results of operations and cash flows, including by requiring us to use a substantial portion of our cash flow to make debt service payments, which would reduce the funds that would otherwise be available for operations, returning capital to stockholders and future business opportunities. As a result, our ability to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be adversely impacted. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. If we fail to make required payments or otherwise default on our debt, the lenders who hold such debt also could accelerate amounts due, which could potentially trigger a default or acceleration of other debt.
Our debt agreements also require compliance with covenants to maintain specified financial ratios. If commodity prices deteriorate from current levels, it could lead to reduced revenues, cash flow and earnings, which in turn could lead to a default under such agreements due to lack of covenant compliance. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period. A prolonged period of lower commodity prices could further increase the risk of our inability to comply with covenants to maintain specified financial ratios. In order to provide a margin of comfort with regard to these financial covenants, we may seek to modify our capital program, sell non-strategic assets or opportunistically modify or increase our derivative instruments. In addition, we may seek to refinance or restructure all or a portion of our indebtedness. We cannot provide assurance that we will be able to successfully execute any of these strategies, and such strategies may be unavailable on favorable terms or at all. For more information about our debt agreements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Capital Resources” in Item 7.
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
Policy and Legal Risks. Policy risks include actions that seek to lessen activities that contribute to adverse effects of climate change or to promote adaptation to climate change. Examples of policy actions that would increase the costs of our operations or lower demand for our oil and gas include implementing carbon-pricing mechanisms, shifting energy use toward lower emission sources, adopting energy-efficiency solutions, encouraging greater water efficiency measures, and promoting more sustainable land-use practices. Policy actions also may include restrictions or bans on oil and gas activities, which could lead to write-downs or impairments of our assets or may incentivize the use of alternative or renewable sources of energy that could reduce the demand for our products. For example, the IRA contains tax inducements and other provisions that incentivize investment, development and deployment of alternative energy sources and technologies, and at COP28 in December 2023, more than 190 governments reached a non-binding agreement to transition away from fossil fuels and encourage the growth and expansion of renewable energy. Legal risks include potential lawsuits or regulations regarding the impacts of climate change, failure to adapt to climate change, and the insufficiency of disclosure around material financial risks. For example, in September of 2023, California passed climate-related disclosure mandates.
Furthermore, we could also face an increased risk of climate‐related litigation or “greenwashing” suits with respect to our operations, disclosures, or products. Claims have been made against certain energy companies alleging that GHG emissions from oil, gas and NGL operations constitute a public nuisance under federal and state law. Private individuals or public entities also could attempt to enforce environmental laws and regulations against us and could seek personal injury and property damages or other remedies. Additionally, governments and private parties are also increasingly filing suits, or initiating regulatory action, based on allegations that certain public statements regarding ESG-related matters by companies are false and misleading “greenwashing” campaigns that violate deceptive trade practices and consumer protection statutes or that climate-related disclosures made by companies are inadequate. Similar issues can also arise when aspirational statements such as net-zero or carbon neutrality targets are made without clear plans. Although we are not a party to any such climate-related or “greenwashing” litigation currently, unfavorable rulings against us in any such case brought against us in the future could significantly impact our operations and could have an adverse impact on our financial condition. Alternatively, we may be accused of “greenhushing” for the failure to communicate certain climate-related initiatives, commitments and goals, whether in our filings with the SEC or in other disclosures.
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
Market Risks. Markets could be affected by climate change through shifts in supply and demand for certain commodities, especially carbon-intensive commodities such as oil and gas and other products dependent on oil and gas. Lower demand for our oil and gas production could result in lower prices and lower revenues. Market risk also may take the form of limited access to capital as investors shift investments to less carbon-intensive industries and alternative energy industries. In addition, investment advisers, banks, and certain sovereign wealth, pension and endowment funds recently have been promoting divestment of investments in fossil fuel companies and pressuring lenders to limit funding to companies engaged in the extraction, production and sale of oil and gas. For additional information, please read “—Risks Related to our Indebtedness, Hedging Activities and Financial Position—We have substantial capital requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.” in this Item 1A.
Reputation Risk. Climate change is a potential source of reputational risk, which is tied to changing customer or community perceptions of an organization’s contribution to, or detraction from, the transition to a lower-carbon economy. For additional information, please read “—ESG concerns and negative public perception regarding us and our industry could adversely affect our business operations and the price of our common stock, debt securities and preferred stock” in this Item 1A.
Physical Risks. Potential physical risks resulting from climate change may be event driven (including increased severity of extreme weather events, such as hurricanes, droughts, floods, tornadoes, wildfires or freezes) or may be driven by longer-term shifts in climate patterns that may cause sea level rise or chronic heat waves. Potential physical risks may cause direct damage to assets and indirect impacts, such as supply chain disruption, changes in water availability, sourcing and quality, which could impact drilling and completion operations. These physical risks could cause increased costs, production disruptions, lower revenues and substantially increase the cost or limit the availability of insurance.
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
The personal liability of our directors and officers for monetary damages for breach of their fiduciary duty of care is limited by the Delaware General Corporation Law and by our charter.
The Delaware General Corporation Law allows corporations to limit available relief for the breach of directors’ or officers’ duty of care to equitable remedies such as injunction or rescission. Our charter limits the liability of our directors and officers to the fullest extent permitted by Delaware law. Specifically, our directors and officers will not be personally liable for monetary damages for any breach of their fiduciary duty, except for liability:
•for any breach of their duty of loyalty to the Company or our stockholders;
•for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•for any transaction from which the director or officer derived an improper personal benefit;
•solely with respect to directors, under provisions relating to unlawful payments of dividends or unlawful stock repurchases or redemptions; and

•solely with respect to officers, for any action by or in the right of the Company.

This limitation may have the effect of reducing the likelihood of derivative litigation against directors or officers and may discourage or deter stockholders (or, with respect to directors, management) from bringing a lawsuit against directors or officers, as applicable, for breach of their duty of care, even though such an action, if successful, might otherwise have benefited our stockholders.
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
Competition in our industry is intense, and many of our competitors have substantially greater financial, technical and personnel resources than we do, which could adversely affect our competitive position.
Competition in the oil and natural gas industry is intense. We primarily compete with integrated, independent and other energy companies for the sale and transportation of our oil and natural gas production to pipelines, marketing companies and end users. Major and independent oil and natural gas companies actively bid for desirable oil and gas properties, as well as for the capital, equipment, labor and infrastructure required to operate and develop these properties. Our competitive position is affected by price, contract terms, availability of rigs and completion crews and related equipment and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record. Many of our competitors have financial, technical and personnel resources and exploration and development budgets that are substantially greater than ours. These companies may be able to pay more for exploratory projects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe will be increasingly important to attaining success in the industry. These companies may also have a greater ability to continue drilling activities during periods of low oil and natural gas prices and to absorb the burden of current and future governmental regulations and taxation.
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
Because our activity is concentrated in areas of heavy industry competition, there is heightened demand for equipment, power, services, facilities and resources, resulting in higher costs than in other areas. Such intense competition also could result in delays in securing, or the inability to secure, the equipment, power, services, water or other resources or facilities necessary for our development activities, which could negatively impact our production volumes. In remote areas, vendors also can charge higher rates due to the inability to attract employees to those areas and the vendors’ ability to deploy their resources in easier-to-access areas. The effect of these competitive factors cannot be predicted.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Governance
Our Board of Directors, with assistance from our Audit Committee and Cybersecurity Steering Committee, oversees our risk management program, which includes technology and cybersecurity risks. Our management team, including our Vice President - Information Technology (“VP - IT”), provides periodic updates on risk management to the Audit Committee and to the Board of Directors. Such periodic updates include presentations regarding cybersecurity matters, including any new cybersecurity threats, events, incidents, risks, risk management solutions, trainings or education, strategy pivots, or governance changes. The Audit Committee regularly reports its actions, findings and recommendations to the Board of Directors. The Audit Committee relies in large part on such periodic updates and presentations from our management team in developing its reports to the Board of Directors.
Risk Management and Strategy
We maintain a cybersecurity Incident Response Plan (“IRP”) designed to identify, assess, manage, mitigate, and respond to cybersecurity risks, threats and incidents. The IRP was developed in consultation with common cybersecurity frameworks, including the Center for Internet Security (CIS) Critical Security Controls Framework, to provide efficiency, familiarity and consistency in design. As part of our IRP, we have established a Cybersecurity Incident Management Team (“CIMT”), comprised of senior level executives and management, that defines overall policy and strategy when faced with a cybersecurity incident. The CIMT provides cross-functional and geographical visibility, as well as executive leadership oversight, to address and mitigate associated risks. Among our CIMT, our VP - IT holds the highest level of executive responsibility for assessing and managing cybersecurity threats, incidents, and risks, as well as developing and implementing all cybersecurity risk management, strategy, and governance recommendations. Our VP - IT leads all components of our information technology functions and reports to our Executive Vice President and Chief Financial Officer.
The CIMT is supported by a dedicated Cybersecurity Incident Response Team (“CIRT”), comprised generally of security and networking team members with responsibilities to monitor and assess events, cybersecurity incidents, and technical activities throughout our organization. Our CIRT members possess critical skill sets, experience, and competencies related to the management of cybersecurity risks and matters. In particular, our VP - IT has over 29 years of experience in the field of information systems and cybersecurity and leads an experienced security and networking team with 71 years of additional combined experience in developing and executing cybersecurity strategies. Our CIRT members also hold over 31 certifications in risk and information security from organizations such as International Information System Security Certification Consortium (ISC2), The SANS Institute, Global Information Assurance Certification (GIAC), CompTIA and Cisco, including Certified Information Systems Security Professional (CISSP), GIAC, Certified Incident Handler Certification (GCIH), GIAC Critical Controls Certification (GCCC), GIAC Continuous Monitoring Certification (GMON), SANS Security Awareness Professional (SSAP), Certified Information Security Manager (CISM), Certified in Risk and Information Systems Control (CRISC), and Certified Information Systems Auditor (CISA).
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
In June 2023, we received a Notice of Violation and Opportunity to Confer (“NOVOC”) from the U.S. Environmental Protection Agency (“EPA”) alleging violations of the Clean Air Act, the Texas State Implementation Plan, the New Mexico State Implementation Plan (“NMSIP”) and certain other state and federal regulations pertaining to facilities in Texas and New Mexico. Separately, in July 2023, we received a letter from the U.S. Department of Justice that the EPA has referred this NOVOC for civil enforcement proceedings. In August 2023, we received a second NOVOC from the EPA alleging violations of the Clean Air Act, the NMSIP, and certain other state and federal regulations pertaining to Company facilities in New Mexico. We have exchanged information with the EPA and continue to engage in discussions aimed at resolving the allegations. At this time, we are unable to predict with certainty the financial impact of these NOVOCs or the timing of any resolution. However, any enforcement action related to these NOVOCs will likely result in fines or penalties, or both, and corrective actions, which may increase our development costs or operating costs. We believe that any fines, penalties, or corrective actions that may result from these matters will not have a material effect on our financial position, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows certain information as of February 25, 2025 about our executive officers, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934. All officers are elected annually by our Board of Directors.

Name	Age	Position
Thomas E. Jorden	67	Chairman, Chief Executive Officer and President
Shannon E. Young III	54	Executive Vice President and Chief Financial Officer
Stephen P. Bell	70	Executive Vice President, Business Development
Andrea M. Alexander	43	Senior Vice President and Chief Human Resources Officer
Michael D. DeShazer	39	Senior Vice President, Business Units
Blake A. Sirgo	42	Senior Vice President, Operations
Kevin W. Smith	39	Senior Vice President and Chief Technology Officer
Adam M. Vela	51	Senior Vice President, General Counsel
Todd M. Roemer	54	Vice President and Chief Accounting Officer
Mr. Jorden was appointed Chief Executive Officer and President of Coterra following the Merger in October 2021 and Chairman of the Board of Coterra in November 2022. Mr. Jorden previously served as the Chief Executive Officer and President of Cimarex beginning September 2011 and as Chairman of the Board of Directors of Cimarex beginning August 2012. At Cimarex, he began serving as Executive Vice President of Exploration when the company formed in 2002. Prior to the formation of Cimarex, Mr. Jorden held multiple leadership roles at Key Production Company, Inc. (“Key”), which was acquired by Cimarex in 2002. He joined Key in 1993 as Chief Geophysicist and subsequently became Executive Vice President of Exploration. Before joining Key, Mr. Jorden served at Union Pacific Resources and Superior Oil Company.
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
Mr. Bell was appointed Executive Vice President of Business Development following the Merger in October 2021. At Cimarex, Mr. Bell was appointed Senior Vice President of Business Development and Land in September 2002 and was named Executive Vice President of Business Development in September 2012. Mr. Bell served at Key prior to its acquisition by Cimarex. He joined Key in 1994 as Vice President of Land and was appointed Senior Vice President of Business Development and Land in 1999.
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
Mr. DeShazer was appointed Senior Vice President of Business Units in May 2024. Mr. DeShazer previously served as Vice President of Business Units following the Merger in October 2021. Mr. DeShazer joined Cimarex in 2007, serving in various engineering and reservoir manager positions, as well as multiple leadership roles, including Technology Group Manager from 2016 to 2018, Asset Evaluation Team Manager from 2018 to 2019 and Vice President of the Permian Business Unit in 2019.
Mr. Sirgo was appointed Senior Vice President of Operations in October 2022. Mr. Sirgo previously served as Vice President of Operations at Coterra from October 1, 2021 to October 1, 2022. Prior to the Merger in October 2021, Mr. Sirgo served in a number of technical and leadership roles since joining Cimarex in 2008, including Vice President of Operations from February 2020 to October 2021, Vice President of Operation Resources from November 2018 to February 2020, Permian Division Production Manager from June 2016 to November 2018, and in various engineering and production manager positions. Before joining Cimarex, Mr. Sirgo worked at Occidental Petroleum.

Mr. Smith was appointed Senior Vice President and Chief Technology Officer in May 2024. Mr. Smith previously served as Vice President and Chief Technology Officer following the Merger in October 2021. Mr. Smith began his career with Cimarex in 2007, serving in a number of technical and leadership roles, including Director of Technology and Anadarko Exploration Region Manager. In September 2020, Mr. Smith assumed the role of Chief Engineer for Cimarex.
Mr. Vela was appointed Senior Vice President and General Counsel in August 2023. Mr. Vela previously served in various capacities at Coterra and Cimarex beginning in 2005, including Vice President, Assistant General Counsel, Chief Litigation Counsel and Corporate Counsel. Mr. Vela is a member of the Texas, Colorado, American and Houston Hispanic Bar associations, as well as the Foundation for Natural Resources and Energy Law.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our $0.10 par value common stock is listed and principally traded on the NYSE under the ticker symbol “CTRA.” Cash dividends were paid to our common stockholders in each quarter of 2024. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other factors considered relevant by our Board of Directors.
As of February 14, 2025, there were 884 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
In February 2023, our Board of Directors approved a new share repurchase program that authorizes us to purchase up to $2.0 billion of our common stock in the open market or in negotiated transactions. During the quarter ended December 31, 2024, we purchased 2 million shares of common stock for $58 million, bringing our total repurchases in 2024 to 17 million shares of common stock at a total cost of $464 million. As of December 31, 2024, we were authorized to repurchase up to approximately an additional $1.1 billion of our outstanding common stock.
The following table sets forth information regarding repurchases of our common stock during the quarter ended December 31, 2024.

Period (1)	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 2024 (2)	352	$24.15	352	$1,175
November 2024	443	$24.80	443	$1,164
December 2024	1,617	$24.12	1,617	$1,125
Total	2,412		2,412
_______________________________________________________________________________
(1)All purchases during the covered periods were made under the share repurchase program, which was approved by our Board of Directors in February 2023 and which authorized the repurchase of up to $2.0 billion of our common stock. The share repurchase program does not have an expiration date. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
(2)In October 2024, we purchased 351,791 shares of common stock delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards.
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

OVERVIEW
Financial and Operating Overview
Financial and operating results for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflect the following:
•Net income decreased $504 million from $1.6 billion, or $2.14 per share, in 2023 to $1.1 billion, or $1.51 per share, in 2024.
•Net cash provided by operating activities decreased $863 million, from $3.7 billion, in 2023 to $2.8 billion in 2024.
•Equivalent production increased 4.1 MMBoe from 243.5 MMBoe, or 667.1 MBoe per day, in 2023 to 247.6 MMBoe, or 676.5 MBoe per day, in 2024.
◦Oil production increased 4.7 MMBbl from 35.1 MMBbl, or 96 MBbl per day, in 2023 to 39.8 MMBbl, or 109 MBbl per day, in 2024.
◦Natural gas production decreased 28.0 Bcf from 1,052.7 Bcf, or 2,884 MMcf per day, in 2023 to 1,024.7 Bcf, or 2,800 MMcf per day, in 2024.
◦NGL volumes increased 4.1 MMBbl from 32.9 MMBbl, or 90 MBbl per day, in 2023 to 37.0 MMBbl, or 101 MBbl per day, in 2024.
•Average realized prices (including impact of derivatives):
◦Oil was $74.22 per Bbl in 2024, 2 percent lower than the $76.07 per Bbl price realized in 2023.
◦Natural gas was $1.75 per Mcf in 2024, 28 percent lower than the $2.44 per Mcf price realized in 2023.
◦NGL price for 2024 was $19.95 per Bbl, 2 percent higher than the $19.56 per Bbl price realized in 2023.
•Total capital expenditures for drilling, completion and other fixed assets were $1.8 billion in 2024 compared to $2.1 billion in 2023.
Other financial highlights for the year ended December 31, 2024 and subsequent periods include the following:
•Issued $500 million aggregate principal amount of 5.60% senior notes due March 15, 2034. We used the net proceeds, and cash on hand, to repay the $575 million of 3.65% weighted-average private placement senior notes that matured in September 2024.
•Amended our revolving credit agreement to increase our aggregate commitments from $1.5 billion to $2.0 billion and extend the maturity date from March 2028 to September 2029.
•Entered into a $1.0 billion delayed draw term loan agreement consisting of two tranches of $500 million each, which was fully drawn in January 2025 to partially fund the FME and Avant acquisitions that both closed in January 2025.
•Issued $750 million aggregate principal amount of 5.40% senior notes due February 15, 2035 and $750 million aggregate principal amount of 5.90% senior notes due February 15, 2055. The net proceeds were used to partially fund the FME and Avant acquisitions which both closed in January 2025.
•Completed our previously announced acquisitions of FME and Avant in January 2025 for an aggregate consideration of approximately $4.0 billion, subject to certain post-closing adjustments.
•Increased our quarterly base dividend from $0.20 per share to $0.21 per share in February 2024, and in February 2025 our Board of Directors approved an additional increase of our quarterly base dividend from $0.21 per share to $0.22 per share.
•Repurchased 17 million shares of our common stock during 2024 for $464 million.
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
Oil prices were relatively steady in 2024 compared to 2023 as demand has continued for oil supply. Following global conflict and supply chain disruptions that drove high oil prices in 2022, OPEC+ reacted with supply reductions which helped to stabilize oil price levels in 2023. U.S. oil production was relatively flat from 2023 to 2024, which, when combined with OPEC+’s reductions, contributed to relatively steadier oil prices in 2023 and 2024. Additionally, while OPEC+ previously announced gradually increasing oil production over the course of 2025, several key members of OPEC+ have indicated their intent to delay such increases until the second half of 2025 and into 2026.
Natural gas prices trended down in 2024 compared to 2023 as strong production and relatively weak demand drove inventory levels above the five-year average. While natural gas prices have recovered from their lows in early 2024, natural gas prices in 2024 still trended lower overall compared to 2023. In response to the weakness of natural gas prices, we reduced our capital expenditures in the Marcellus Shale and also strategically curtailed our natural gas production in the basin from August 2024 through November 2024, resulting in an estimated curtailment of 232 MMcf per day of net production during that period. Natural gas prices increased slightly during the last quarter of 2024 and so far have continued to increase into early 2025 due to, among other factors, colder temperatures resulting in increased seasonal demand. Meanwhile, basis differentials became more divergent in 2024, in part due to constrained pipeline capacity and oversupply in certain geographic areas, and at times have resulted in negative spot market pricing for natural gas during 2024, such as the Waha Hub in the Permian Basin. While such issues have abated so far in 2025 in part due to the opening of the Matterhorn Express Pipeline in the fourth quarter of 2024, basis differentials may increase in magnitude again in 2025 due to a variety of factors we cannot predict. Looking to 2025, forward pricing indicates the recent increase in natural gas prices overall is expected to continue through the remainder of 2025, partially as a result of, among other factors, an expected increase in demand driven by LNG exports. However, LNG exports may be impacted by retaliatory tariffs (including China’s recently announced LNG tariffs), which could reduce the expected demand for LNG in 2025. Nevertheless, we expect natural gas prices overall to be stronger in 2025 compared to 2024.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur and continue for an extended period of time, our operations could be adversely impacted, commodity prices could decline, and our costs may increase. We expect commodity price volatility to continue, including as a result of conflicts in the Middle East, actions of OPEC+ (including the ability of OPEC+ to successfully coordinate production quotas), and potentially swift near- and medium-term fluctuations in supply and demand. While we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs significantly increase from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
In addition, the issue of, and increasing political and social attention on, climate change has resulted in both existing and pending national, regional and local legislation and regulatory measures, such as mandates for renewable energy and emissions reductions. Changes in these laws or regulations may result in delays or restrictions in permitting and the development of projects, may result in increased costs and may impair our ability to move forward with our construction, completions, drilling, water management, waste handling, storage, transport and remediation activities, or may result in renewable energy alternatives that become more competitive with traditional oil and natural gas-derived products (including government subsidies and incentives for electric vehicles), any of which could have an adverse effect on our financial results.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
FINANCIAL CONDITION
Liquidity and Capital Resources
We strive to maintain an adequate liquidity level to address commodity price volatility and risk. Our liquidity requirements consist primarily of funding our planned acquisitions and capital expenditures, payment of contractual obligations (including debt maturities and interest payments), working capital requirements, dividend payments and share repurchases. Although we have no obligation to do so, we may also from time-to-time refinance or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise.
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand. However, from time-to-time, our investments may be funded by bank borrowings (including draws under our revolving credit agreement), sales of assets, and private or public financing based on our monitoring of capital markets and our balance sheet. While there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our debt rating fall below a certain level, a change in our debt rating could adversely impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit agreement. As of the date hereof, our debt is currently rated as investment grade by the three leading rating agencies. For more on the impact of credit ratings on our interest rates and fees for unused commitments under our revolving credit agreement, see Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements.” We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement and term loan, we have the ability to finance our spending plans over the next twelve months and, based on current expectations, for the longer term.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. At December 31, 2024 and 2023, we had a working capital surplus of $2.2 billion and $355 million, respectively. The increase in our working capital surplus is primarily due to an increase in cash and cash equivalents related to our issuance of $1.5 billion of senior notes in December 2024 to partially fund our FME and Avant acquisitions which both closed in January 2025. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements over the next 12 months.
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
In December 2024, we issued $750 million of 5.40% senior notes which will mature in February 2035 and $750 million of 5.90% senior notes which will mature in February 2055. We used the net proceeds to partially fund the FME and Avant acquisitions which both closed in January 2025.
In December 2024, we entered into a $1.0 billion delayed draw term loan agreement which consists of two tranches, a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. The Tranche A Term Loan matures two years after funding, and the Tranche B Term Loan matures three years after funding. In January 2025, we borrowed the full $1.0 billion available under the term loan and used the proceeds to partially fund the FME and Avant acquisitions which both closed in January 2025.
As of December 31, 2024, we had unrestricted cash on hand of $2.0 billion, unused commitments of $2.0 billion under our revolving credit agreement, and a $1.0 billion undrawn term loan. Subsequently, the term loan was fully drawn in January 2025, as discussed herein.
Our revolving credit agreement and term loan include a covenant potentially limiting our borrowing capacity as determined by our leverage ratio. As of December 31, 2024, we were in compliance with all financial covenants applicable to our revolving credit agreement, term loan and private placement senior notes.
Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements,” for further details (including our restrictive covenants and required financial ratio).
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash flows provided by operating activities	$2,795	$3,658	$5,456
Cash flows used in investing activities	(1,762)	(2,059)	(1,674)
Cash flows provided by (used in) financing activities	279	(1,317)	(4,145)

2024 and 2023 Compared
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. As discussed above, commodity prices have historically been volatile. Fluctuations in cash flow may result in an increase or decrease in our planned capital expenditures.
Net cash provided by operating activities decreased by $863 million in 2024 compared to 2023. This decrease was primarily due to a decrease in natural gas revenue, caused by lower natural gas prices and production, an increase in operating costs, a decrease in cash received on derivative settlements and a net reduction in working capital during 2024. These decreases were partially offset by higher oil and NGL revenues primarily driven by higher production.
Refer to “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities decreased by $297 million in 2024 compared to 2023. This decrease was primarily due to $335 million of lower cash paid for capital expenditures, partially offset by $31 million lower proceeds from asset sales.
Financing Activities. Cash flows provided by financing activities increased by $1.6 billion in 2024 compared to 2023. The increase was due to the issuance of the $500 million of 5.60% senior notes in March 2024, $750 million of 5.40% senior notes and $750 million of 5.90% senior notes in December 2024, and $265 million of lower dividend payments. These increases were partially offset by the repayment of $575 million of 3.65% weighted-average senior notes at their maturity in September 2024 and $50 million of higher common stock repurchases during 2024. The lower dividend payments were a result of a decrease in our dividend from $1.17 per common share for 2023 to $0.84 per common share for 2024 due to a special variable-rate dividend of $0.37 that was paid in 2023, and a decrease in outstanding shares of stock due to our active share repurchase program during 2023 and 2024.
2023 and 2022 Compared. For information on the comparison of operating, investing, and financing cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Financial Condition (Cash Flows) included in the Coterra Energy Inc. Annual Report on Form 10-K for the year ended December 31, 2023, which information in incorporated by reference herein.
Revolving Credit Agreement
In September 2024, we entered into Amendment No. 1 (the “Amendment”) relating to our revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and certain lenders and issuing banks party thereto (as amended by the Amendment, and further amended, supplemented or otherwise modified from time-to-time, the “Credit Agreement”). The Amendment increased the aggregate revolving commitments under the Credit Agreement from $1.5 billion to $2.0 billion, extended the Credit Agreement maturity date from March 10, 2028 to September 12, 2029, made certain amendments to the representations and warranties, affirmative and negative covenants and events of default, and made certain other modifications.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our option, (i) either a term secured overnight financing rate (“SOFR”) plus a 0.10 percent credit spread adjustment for all tenors or (ii) a base rate, plus, in each case, an interest rate margin which ranges from 0 to 75 basis points for base rate loans and 100 to 175 basis points for term SOFR loans, based on our credit rating. The maturity date of the Credit Agreement can be extended for additional one-year periods on up to two occasions upon the agreement of lenders holding at least 50 percent of the commitments under the Credit Agreement and us.
The Credit Agreement includes certain customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter. At such time as we have no other debt in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a substantially similar leverage ratio, in lieu of such maximum leverage ratio covenant, the Credit Agreement will instead require us to maintain a ratio of total net debt to total capitalization of no more than 65 percent (with all calculations based on definitions contained in the Credit Agreement).
At December 31, 2024, we were in compliance with all financial covenants and had $2.0 billion of borrowing capacity under our Credit Agreement.

Term Loan
In December 2024, we entered into a $1.0 billion delayed draw term loan credit agreement with Toronto Dominion (Texas) LLC, as administrative agent, and certain other lenders and issuing banks (the “Term Loan”), which consists of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. The Tranche A Term Loan matures two years after funding, and the Tranche B Term Loan matures three years after funding. Borrowings under the Term Loan can be prepaid without penalty. As of December 31, 2024, we had no borrowings outstanding under the Term Loan and $1.0 billion of available commitments.
In January 2025, we borrowed $500 million under the Tranche A Term Loan to partially fund the closing of the FME acquisition and $500 million under the Tranche B Term Loan to partially fund the closing of the Avant acquisition.
Borrowings under the Term Loan bear interest at a rate per annum equal to, at our option, either (i) a term SOFR plus a 0.10 percent credit spread adjustment for all tenors or (ii) a base rate, plus an interest rate margin which ranges from 0 to 75 basis points for base rate loans, 100 to 175 basis points for Tranche A SOFR Term Loans and 112.5 to 187.5 basis points for Tranche B SOFR Term Loans based on our credit rating. The ticking fee on the average daily amount of the Tranche A commitments and Tranche B commitments is calculated at annual rates ranging from 10 basis points to 25 basis points based on our credit rating.
The Term Loan includes certain customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter until such time as we have no other debt (other than our Credit Agreement) in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a leverage ratio, at which time the Term Loan requires maintenance of a ratio of total net debt to capitalization of no more than 65 percent (with all calculations based on definitions contained in the Term Loan).
Certain Restrictive Covenants
Our ability to incur debt, incur liens, enter into mergers, sell assets, enter into transactions with affiliates, and engage in certain other activities are subject to certain restrictive covenants in our various debt instruments. In addition, the senior note agreement governing various series of senior notes that were issued in a private placement (the “private placement senior notes”) requires us to maintain a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of not less than 2.8 to 1.0 and requires us to maintain, as of the last day of any fiscal quarter, a maximum ratio of total debt to consolidated EBITDAX for the trailing four quarters of not more than 3.0 to 1.0. At December 31, 2024, we were in compliance with all financial covenants in our private placement senior notes.
Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements,” for further details regarding the interest rate on future borrowings under our Credit Agreement and Term Loan, as well as information regarding our restrictive covenants, including our leverage ratio.
Capitalization
Information about our capitalization is as follows:

	December 31,
(Dollars in millions)	2024	2023
Total debt (1)	$3,535	$2,161
Stockholders' equity	13,122	13,039
Total capitalization	$16,657	$15,200
Debt to total capitalization	21%	14%
Cash and cash equivalents	$2,038	$956
_______________________________________________________________________________
(1)Included $575 million of current portion of long-term debt as of December 31, 2023 that was repaid at maturity in September 2024. There were no borrowings outstanding under our Credit Agreement or Term Loan as of December 31, 2024 or December 31, 2023.
Share repurchases. In February 2023, our Board of Directors approved a new share repurchase program which authorizes the purchase of up to $2.0 billion of our common stock in the open market or in negotiated transactions.

During the year ended December 31, 2024, we repurchased and retired 17 million shares of our common stock for $464 million. We repurchased and retired 17 million shares of common stock for $418 million during the year ended December 31, 2023.
During the years ended December 31, 2024 and 2023, 351,791 and 332,634 shares of common stock, respectively, were recorded as treasury stock and retired related to common shares that were retained from vested restricted stock awards for withholding of taxes.
Dividends. In February 2023 and 2024, our Board of Directors approved an increase in the base quarterly dividend from $0.15 per share to $0.20 per share beginning in the first quarter of 2023 and from $0.20 per share to $0.21 per share beginning in the first quarter of 2024, respectively.
In February 2025, our Board of Directors approved an additional increase in our base quarterly dividend from $0.21 per share to $0.22 per share beginning in the first quarter of 2025.

The following table presents our dividends paid on our common stock for the year ended December 31, 2024 and 2023.

	Rate per share
	Base	Variable	Total	Total Dividends Paid (In millions)
2024	$0.84	$—	$0.84	$630
2023	$0.80	$0.37	$1.17	$895
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Year Ended December 31,
(In millions)	2024	2023	2022
Capital expenditures
Drilling and completion	$1,645	$1,979	$1,617
Pipeline and gathering	103	91	56
Other	14	34	54
Capital expenditures for drilling, completion and other fixed asset additions	1,762	2,104	1,727
Capital expenditures for leasehold and property acquisitions	19	10	10
Exploration expenditures(1)	25	20	29
Total	$1,806	$2,134	$1,766
_______________________________________________________________________________
(1)Exploration expenditures include $5 million of exploratory dry hole costs in 2024. There were no exploratory dry hole costs in 2023 and 2022.
In 2024, our capital program focused on the Permian Basin, Anadarko Basin, and Marcellus Shale, where we drilled 313 gross wells (159.4 net) and completed 290 gross wells (143.8 net), of which 92 gross wells (62.8 net) were drilled but uncompleted in prior years.
Our 2025 full year capital program is expected to be in the range of approximately $2.1 billion to $2.4 billion. We expect to turn-in-line 175 to 205 total net wells in 2025 across our three operating regions. Approximately 70 percent of capital expenditures will be invested in the Permian Basin, 11 percent in the Marcellus Shale, 10 percent in the Anadarko Basin and remaining percent for gathering systems infrastructure, saltwater disposal and other spend. The increase in our year-over-year budgeted capital program was primarily driven by incremental capital expenditures associated with our recently completed FME and Avant acquisitions in January 2025, which increased our anticipated expenditures in the Permian Basin. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.

Contractual Obligations
We have various contractual obligations in the normal course of our operations. As of December 31, 2024, our material contractual obligations include debt and related interest expense, gathering, processing and transportation agreements, lease obligations, operational agreements, drilling and completion obligations, derivative obligations and asset retirement obligations. Other joint owners in the properties operated by us could incur a portion of these costs. We expect that our sources of capital will be adequate to fund these obligations. Refer to the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further details.
We enter into arrangements that can give rise to material off-balance sheet obligations. As of December 31, 2024, the material off-balance sheet arrangements we had entered into included certain firm gathering, processing and transportation commitments and operating lease agreements with terms at commencement of less than 12 months for equipment used in our exploration and development activities. We have no other off-balance sheet debt or other similar unrecorded obligations.
RESULTS OF OPERATIONS
2024 and 2023 Compared
Operating Revenues

	Year Ended December 31,		Variance
(In millions)	2024	2023	Amount	Percent
Oil	$2,953	$2,667	$286	11%
Natural gas	1,693	2,292	(599)	(26)%
NGL	738	644	94	15%
Gain (loss) on derivative instruments	(3)	230	(233)	(101)%
Other	77	81	(4)	(5)%
	$5,458	$5,914	$(456)	(8)%
Production Revenues
Our production revenues are derived from sales of our oil, natural gas and NGL production. Increases or decreases in our revenues, profitability and future production growth are highly dependent on the commodity prices we receive, which, as discussed above, fluctuate due to a variety of factors (including supply and demand, the availability of transportation, seasonality and geopolitical, economic and other factors).
Oil Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (MMBbl)	39.8	35.1	4.7	13%	$357
Price ($/Bbl)	$74.18	$75.97	$(1.79)	(2)%	(71)
Total					$286
Oil revenues increased $286 million primarily due to higher production in the Permian Basin partially offset by lower oil prices.
Natural Gas Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (Bcf)	1,024.7	1,052.7	(28.0)	(3)%	$(61)
Price ($/Mcf)	$1.65	$2.18	$(0.53)	(24)%	(538)
Total					$(599)
Natural gas revenues decreased $599 million primarily due to significantly lower natural gas prices and lower production. The decrease in production was primarily due to lower production in the Marcellus Shale, where we strategically curtailed production from August 2024 through November 2024 due to weaker natural gas prices. This decrease was partially offset by higher production in the Permian and Anadarko Basins.

NGL Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2024	2023	Amount	Percent
Volume (MMBbl)	37.0	32.9	4.1	12%	$80
Price ($/Bbl)	$19.95	$19.56	$0.39	2%	14
Total					$94
NGL revenues increased $94 million primarily due to higher NGL volumes in the Permian Basin and Anadarko Basin and slightly higher NGL prices.
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
The following table presents the components of “Gain (loss) on derivative instruments” for the years indicated:

	Year Ended December 31,
(In millions)	2024	2023
Cash received on settlement of derivative instruments
Gas contracts	$96	$280
Oil contracts	2	4
Non-cash gain (loss) on derivative instruments
Gas contracts	(80)	(72)
Oil contracts	(21)	18
	$(3)	$230
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with volume and commodity mix, some are a function of the number of wells we own and operate, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our costs for services began to stabilize at the end of 2023 despite on-going demand and the latent effects of inflation and supply chain disruptions and continued to remain stable throughout 2024.
The following table reflects our operating costs and expenses for the years indicated and a discussion of the operating costs and expenses follows.

	Year Ended December 31,		Variance		Per Boe
(In millions, except per Boe)	2024	2023	Amount	Percent	2024	2023
Operating Expenses
Direct operations	$658	$562	$96	17%	$2.66	$2.31
Gathering, processing and transportation	976	975	1	—%	3.94	4.00
Taxes other than income	271	283	(12)	(4)%	1.09	1.16
Exploration	25	20	5	25%	0.10	0.08
Depreciation, depletion and amortization	1,840	1,641	199	12%	7.43	6.74
General and administrative	302	291	11	4%	1.22	1.20
	$4,072	$3,772	$300	8%

Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include workover activity necessary to maintain production from existing wells.
Direct operations consisted of lease operating expense and workover expense as follows:

	Year Ended December 31,			Per Boe
(In millions, except per Boe)	2024	2023	Variance	2024	2023
Direct Operations
Lease operating expense	$554	$472	$82	$2.24	$1.94
Workover expense	104	90	14	0.42	0.37
	$658	$562	$96	$2.66	$2.31
Lease operating expense increased primarily due to higher production levels and higher operating costs driven by our production mix related to higher production in fields with higher operating costs, primarily in the Permian Basin, and higher equipment and field service costs.
Workover expense increased primarily due to an increase in workover activity in the Permian Basin.
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
Gathering, processing and transportation increased $1 million primarily due to higher gathering and transportation costs in the Permian Basin related to higher production and higher transportation rates, partially offset by lower gathering charges in the Marcellus Shale related to lower production.
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
The following table presents taxes other than income for the years indicated:

	Year Ended December 31,
(In millions)	2024	2023	Variance
Taxes Other than Income
Production	$217	$205	$12
Drilling impact fees	17	23	(6)
Ad valorem	35	53	(18)
Other	2	2	—
	$271	$283	$(12)
Production taxes as a percentage of revenue (Permian and Anadarko Basins)	5.6%	5.6%
Taxes other than income decreased $12 million primarily due to lower ad valorem taxes, which was primarily driven by a combination of lower-than-expected property valuations in 2024 resulting in a lower tax obligation and a reduction of prior period accruals in 2024 due to a change in estimated taxes due for the full-year 2023. Additionally, drilling impact fees decreased primarily due to a decrease in drilling activity in the Marcellus Shale and a decrease in assessed rates as a result of lower natural gas prices. These decreases were partially offset by an increase in our production taxes, which increased primarily due to higher oil and NGL production compared to 2023.

Depreciation, Depletion and Amortization
DD&A expense consisted of the following for the periods indicated:

	Year Ended December 31,			Per Boe
(In millions, except per Boe)	2024	2023	Variance	2024	2023
DD&A Expense
Depletion	$1,707	$1,509	$198	$6.89	$6.20
Depreciation	73	74	(1)	0.30	0.30
Amortization of unproved properties	49	48	1	0.20	0.20
Accretion of ARO	11	10	1	0.04	0.04
	$1,840	$1,641	$199	$7.43	$6.74
Depletion of our producing properties is computed on a field basis using the unit-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depends upon the assumed realized sales price for future production. Therefore, fluctuations in oil and natural gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $198 million primarily due to a higher depletion rate and an increase in production. Our depletion rate increased due to lower oil and gas reserve volumes and a shift in our production mix to fields with higher depletion rates. The lower oil and gas reserve volumes were driven by negative price revisions as a result of lower prices in 2023.
Fixed assets consist primarily of gas gathering facilities, water infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Also included in our depreciation expense is the depreciation of the right-of-use asset associated with our finance lease gathering system. Depreciation expense remained steady in 2024 compared to 2023.
Unproved properties are amortized based on our drilling experience and our expectation of converting our unproved leaseholds to proved properties. The rate of amortization depends on the timing and success of our exploration and development program. If development of unproved properties is deemed unsuccessful and the properties are abandoned or surrendered, the capitalized costs are expensed in the period the determination is made. Amortization of unproved properties remained steady in 2024 compared to 2023.
General and Administrative
G&A expense consists primarily of salaries and related benefits, stock-based compensation, office rent, legal and consulting fees, systems costs and other administrative costs incurred.
The table below reflects our G&A expense for the periods identified:

	Year Ended December 31,
(In millions)	2024	2023	Variance
G&A Expense
General and administrative expense	$240	$220	$20
Stock-based compensation expense	62	59	3
Merger-related expense	—	12	(12)
	$302	$291	$11
G&A expense, excluding stock-based compensation, increased $20 million primarily due to higher employee-related costs in 2024 compared to 2023 and the recognition of certain long-term commitments for community outreach and charitable contributions in 2024. These increases were partially offset by lower legal expenses in 2024 compared to 2023.

Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards. Stock-based compensation expense increased $3 million primarily due to the impact of the liquidation of our common stock from our deferred compensation plan that resulted in a $7 million gain that decreased stock-based compensation expense in the first half of 2023. This increase was partially offset by a decrease in the valuation of performance share awards in 2024 compared to 2023 due to a weaker common stock price and lower non-recurring stock-based compensation expenses related to replacement awards that were granted in the Cimarex merger that vested in late 2023 and the second half of 2024.
Merger related expense decreased $12 million as the accrual for employee-related severance and termination benefits associated with the Cimarex merger transition employees was completed in 2023.
Gain (Loss) on Sale of Assets
The decrease in gain (loss) on sale of assets is due to the sale of certain non-core oil and gas properties and other equipment in 2023.
Interest Expense
The table below reflects our interest expense, net for the periods indicated:

	Year Ended December 31,
(In millions)	2024	2023	Variance
Interest Expense
Interest expense	$101	$82	$19
Debt premium and discount amortization, net	(21)	(21)	—
Debt issuance cost amortization	9	3	6
Other	17	9	8
	$106	$73	$33
Interest expense increased $19 million due to higher debt balances primarily related to the issuance of $500 million of 5.60% senior notes in March 2024 partially offset by the repayment of $575 million related to the 3.65% weighted-average private placement senior notes in September 2024.
Debt issuance cost amortization increased $6 million primarily due to fees associated with a bridge commitment to provide the term loan commitments related to the FME and Avant acquisitions. These costs were expensed upon termination of the bridge commitment in December 2024.
Other interest expense increased $8 million related to assessments arising due to the timing of certain regulatory filings.
Interest Income
Interest income increased $15 million primarily due to higher interest earned on our higher cash and short-term investment balances during 2024 compared to 2023.
Income Tax Expense

	Year Ended December 31,
(In millions)	2024	2023	Variance
Income Tax Expense
Current tax expense	$369	$429	$(60)
Deferred tax (benefit) expense	(145)	74	(219)
	$224	$503	$(279)
Combined federal and state effective income tax rate	16.7%	23.6%
Income tax expense decreased $279 million primarily due to lower pre-tax income and a lower effective tax rate. The effective tax rate decreased due to differences in the non-recurring discrete items recorded during 2024 compared to 2023.

2023 and 2022 Compared
For information on the comparison of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Coterra Energy Inc. Annual Report on Form 10-K for the year ended December 31, 2023, which information is incorporated by reference herein.
Critical Accounting Policies and Estimates
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
The reserves estimates of our oil and gas properties have been prepared by our reservoir engineering staff and certain of our reserves are subject to an evaluation performed by an independent third-party petroleum consulting firm. In 2024, greater than 90 percent of the total future net revenue discounted at 10 percent attributable to our proved reserves were subject to this evaluation. For more information regarding reserves estimation, including historical reserves revisions, refer to the Supplemental Oil and Gas Information included in Item 8.
Our rate of recording DD&A expense is dependent upon our estimate of proved reserves, which are utilized in our unit-of-production calculation. If the estimates of proved and proved developed reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it uneconomic to drill and produce higher cost fields. A five percent positive or negative revision to proved reserves would result in a decrease of $0.33 per Boe and an increase of $0.37 per Boe, respectively, on our DD&A rate. This estimated impact is based on current data, and actual events could require different adjustments to our DD&A rate.
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
Oil and Gas Properties
We evaluate our proved oil and gas properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable.. We compare expected undiscounted future cash flows to the net book value of the asset. If the future undiscounted expected cash flows, based on our estimate of future commodity prices, operating costs and anticipated production from proved reserves and risk-adjusted probable and possible reserves, are lower than the net book value of the asset, then the capitalized cost is reduced to fair value. Commodity pricing is estimated by using a combination of assumptions management uses in its budgeting and forecasting process, historical and current prices adjusted for geographical location and quality differentials, as well as other factors that we believe will impact realizable prices. Given the significant volatility in oil, natural gas and NGLs prices, estimates of such future prices are inherently imprecise. In the event that commodity prices significantly decline, we would assess whether the decline constitutes a triggering event that would require us to test the recoverability of the carrying value of our oil and gas properties and, if necessary, record an impairment charge. Fair value is calculated by discounting the future cash flows. The discount factor used is based on rates utilized by market participants that are commensurate with the risks inherent in the development and production of the underlying oil and natural gas.
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
Our derivative contracts are measured based on quotes from our counterparties. Such quotes have been derived using an income approach that considers various inputs including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term, as applicable. These estimates are derived from or verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties or third-party valuation services, or a combination of the foregoing, for reasonableness. The determination of fair value also incorporates a credit adjustment for non-performance risk. We measure the non-performance risk of our counterparties by reviewing credit default swap spreads for the various financial institutions with which we have derivative transactions, while our non-performance risk is evaluated by using credit default swap spreads for various similarly rated companies in our sector.
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
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for a discussion of newly issued and adopted accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. Except as otherwise indicated, the following quantitative and qualitative information is provided for financial instruments to which we were party to as of December 31, 2024 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
As of December 31, 2024, we had the following outstanding financial commodity derivatives:

	2025				2026				Fair Value Asset (Liability) (In millions)
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars									$7
Volume (MBbl)	5,040	5,096	4,232	4,232	900	910	920	920
Weighted average floor ($/Bbl)	$61.79	$61.79	$61.63	$61.63	$—	$—	$—	$—
Weighted average ceiling ($/Bbl)	$79.36	$79.36	$78.64	$78.64	$—	$—	$—	$—

WTI oil swaps									$(4)
Volume (MBbl)	1,710	1,729	1,748	1,748	900	910	920	920
Weighted average price ($/Bbl)	$69.18	$69.18	$69.18	$69.18	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps									$2
Volume (MBbl)	6,300	6,370	5,520	5,520	1,800	1,820	1,840	1,840
Weighted average differential ($/Bbl)	$1.07	$1.07	$1.02	$1.02	$0.95	$0.95	$0.95	$0.95
									$5

	2025				2026	Fair Value Asset (Liability) (In millions)
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
NYMEX gas collars						$(13)
Volume (MMBtu)	45,000,000	45,500,000	46,000,000	46,000,000	27,000,000
Weighted average floor ($/MMBtu)	$2.85	$2.85	$2.85	$2.85	$2.75
Weighted average ceiling ($/MMBtu)	$4.51	$4.07	$4.07	$5.55	$7.66

Transco Leidy gas basis swaps						$—
Volume (MMBtu)	18,000,000	18,200,000	18,400,000	18,400,000	—
Weighted average differential ($/MMBtu)	$(0.70)	$(0.70)	$(0.70)	$(0.70)	$—

Transco Zone 6 Non-NY gas basis swaps						$(1)
Volume (MMBtu)	9,000,000	9,100,000	9,200,000	9,200,000	$—
Weighted average differential ($/MMBtu)	$(0.29)	$(0.29)	$(0.29)	$(0.29)	$—
						$(14)
In January 2025, the Company entered into the following financial commodity derivatives:

	2025				2026
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	5,900,000	9,100,000	9,200,000	9,200,000	22,500,000	22,750,000	23,000,000	23,000,000
Weighted average floor ($/MMBtu)	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00
Weighted average ceiling ($/MMBtu)	$4.46	$4.46	$4.46	$4.46	$5.79	$5.79	$5.79	$5.79

A significant portion of our production for 2025 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During 2024, oil collars with floor prices ranging from $60.00 to $70.00 per Bbl and ceiling prices ranging from $80.55 to $93.65 per Bbl covered 13.5 MMBbls, or 34 percent, of oil production at a weighted-average price of $76.30 per Bbl. Oil basis swaps covered 15.5 MMBbls, or 39 percent, of oil production at a weighted-average differential of $1.14 per Bbl.
During 2024, natural gas collars with floor prices ranging from $2.50 to $3.00 per MMBtu and ceiling prices ranging from $2.85 to $5.67 per MMBtu covered 156.5 Bcf, or 15 percent of natural gas production at a weighted-average price of $2.84 per MMBtu. Gas basis swaps covered 1.5 Bcf, or less than one percent of natural gas production at a weighted-average differential of $(0.46) per MMBtu.
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
Interest Rate Risk
At December 31, 2024, we had total debt of $3.5 billion (with a principal amount of $3.5 billion). All of our outstanding debt is based on fixed interest rates and, as a result, we do not have significant exposure to movements in market interest rates with respect to such debt. Our revolving credit and term loan agreements provide for variable interest rate borrowings; however, we did not have any borrowings outstanding as of December 31, 2024 and, therefore, no related exposure to interest rate risk.
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
The carrying amount and estimated fair value of debt is as follows:

	December 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$3,535	$3,395	$2,161	$2,015
Current maturities	—	—	(575)	(565)
Long-term debt, excluding current maturities	$3,535	$3,395	$1,586	$1,450

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coterra Energy Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Coterra Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Developed Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net

As described in Notes 1 and 3 to the consolidated financial statements, a significant portion of the Company’s properties and equipment, net balance of $17,890 million as of December 31, 2024 and depreciation, depletion and amortization (DD&A) expense of $1,840 million for the year ended December 31, 2024 relate to proved oil and gas properties. The Company uses the successful efforts method of accounting for its oil and gas producing activities. As disclosed by management, the Company’s rate of recording DD&A expense is dependent upon the estimate of proved reserves and proved developed reserves, which are utilized in the unit-of-production calculation. In estimating proved oil and natural gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data, as well as the use of certain economic assumptions such as commodity prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of proved oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved developed oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
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
February 25, 2025

We have served as the Company’s auditor since 1989.

COTERRA ENERGY INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In millions, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$2,038	$956
Restricted cash	239	9
Accounts receivable, net	951	843
Income taxes receivable	20	51
Inventories	46	59
Other current assets	27	97
Total current assets	3,321	2,015
Properties and equipment, net (Successful efforts method)	17,890	17,933
Other assets	414	467
	$21,625	$20,415
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$833	$803
Current portion of long-term debt	—	575
Accrued liabilities	276	261
Interest payable	27	21
Total current liabilities	1,136	1,660
Long-term debt	3,535	1,586
Deferred income taxes	3,274	3,413
Asset retirement obligations	291	280
Other liabilities	259	429
Total liabilities	8,495	7,368

Commitments and contingencies (Note 8)

Redeemable preferred stock	8	8

Stockholders' equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2024 and 2023
Issued — 735 shares and 751 shares in 2024 and 2023, respectively	74	75
Additional paid-in capital	7,179	7,587
Retained earnings	5,857	5,366
Accumulated other comprehensive income	12	11
Total stockholders' equity	13,122	13,039
	$21,625	$20,415
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
OPERATING REVENUES
Oil	$2,953	$2,667	$3,016
Natural gas	1,693	2,292	5,469
NGL	738	644	964
Gain (loss) on derivative instruments	(3)	230	(463)
Other	77	81	65
	5,458	5,914	9,051
OPERATING EXPENSES
Direct operations	658	562	460
Gathering, processing and transportation	976	975	955
Taxes other than income	271	283	366
Exploration	25	20	29
Depreciation, depletion and amortization	1,840	1,641	1,635
General and administrative	302	291	396
	4,072	3,772	3,841
Gain (loss) on sale of assets	3	12	(1)
INCOME FROM OPERATIONS	1,389	2,154	5,209
Interest expense	106	73	80
Interest income	(62)	(47)	(10)
Gain on debt extinguishment	—	—	(28)
Other income	—	—	(2)
Income before income taxes	1,345	2,128	5,169
Income tax expense	224	503	1,104
NET INCOME	$1,121	$1,625	$4,065

Earnings per share
Basic	$1.51	$2.14	$5.09
Diluted	$1.50	$2.13	$5.08

Weighted-average common shares outstanding
Basic	742	756	796
Diluted	745	760	799
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2024	2023	2022
Net income	$1,121	$1,625	$4,065
Postretirement benefits:
Amortization of net actuarial gain(1)	(1)	(2)	—
Net actuarial gain(2)	2	—	12
Amortization of prior service credit(3)	—	—	(1)
Plan amendment (4)	—	—	1
Total other comprehensive income (loss)	1	(2)	12
Comprehensive income	$1,122	$1,623	$4,077
_______________________________________________________________________________
(1)Net of income taxes of less than $1 million for the years ended December 31, 2024 and 2023, respectively.
(2)Net of income taxes of less than $1 million and $3 million for the years ended December 31, 2024 and 2022, respectively.
(3)Net of income taxes of less than $1 million for the year ended December 31, 2022.
(4)Net of income taxes of less than $1 million for the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In millions)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,121	$1,625	$4,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,840	1,641	1,635
Deferred income tax (benefit) expense	(145)	74	235
(Gain) loss on sale of assets	(3)	(12)	1
Exploratory dry hole cost	5	—	—
(Gain) loss on derivative instruments	3	(230)	463
Net cash received (paid) in settlement of derivative instruments	98	284	(762)
Amortization of debt premium, debt discount and debt issuance costs	(12)	(18)	(40)
Gain on debt extinguishment	—	—	(28)
Stock-based compensation and other	61	57	73
Changes in assets and liabilities:
Accounts receivable, net	(108)	378	(184)
Income taxes	31	38	(118)
Inventories	13	4	(24)
Other current assets	(3)	(3)	(4)
Accounts payable and accrued liabilities	15	(180)	96
Interest payable	6	—	(5)
Other assets and liabilities	(127)	—	53
Net cash provided by operating activities	2,795	3,658	5,456
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(1,754)	(2,089)	(1,700)
Capital expenditures for leasehold and property acquisitions	(17)	(10)	(10)
Proceeds from sale of assets	9	40	36
Purchase of short-term investments	(250)	—	—
Proceeds from sale of short-term investments	250	—	—
Net cash used in investing activities	(1,762)	(2,059)	(1,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,990	—	—
Repayments of debt	(575)	—	(874)
Common stock repurchases	(455)	(405)	(1,250)
Dividends paid	(625)	(890)	(1,992)
Capitalized debt issuance costs	(33)	(7)	—
Other	(23)	(15)	(29)
Net cash provided by (used in) financing activities	279	(1,317)	(4,145)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,312	282	(363)
Cash, cash equivalents and restricted cash, beginning of period	965	683	1,046
Cash, cash equivalents and restricted cash, end of period	$2,277	$965	$683
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2021	893	$89	79	$(1,826)	$10,911	$1	$2,563	$11,738
Net income	—	—	—	—	—	—	4,065	4,065
Exercise of stock options	1	—	—	—	12	—	—	12
Stock amortization and vesting	1	1	1	(9)	54	—	—	46
Common stock repurchases	—	—	48	(1,250)	—	—	—	(1,250)
Common stock retirements	(128)	(13)	(128)	3,085	(3,072)	—	—	—
Conversion of redeemable preferred stock	1	—	—	—	28	—	—	28
Cash dividends:
Common stock at $2.49 per share	—	—	—	—	—	—	(1,991)	(1,991)
Preferred stock at $20.31 per share	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	12	—	12
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	1,625	1,625
Exercise of stock options	—	—	—	—	2	—	—	2
Stock amortization and vesting	—	—	—	(9)	65	—	—	56
Common stock repurchases	—	—	17	(409)	—	—	—	(409)
Common stock retirements	(17)	(2)	(17)	418	(416)	—	—	—
Conversion of redeemable preferred stock	—	—	—	—	3	—	—	3
Cash dividends on common stock at $1.17 per share	—	—	—	—	—	—	(895)	(895)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
Net income	—	—	—	—	—	—	1,121	1,121
Exercise of stock options	—	—	—	—	2	—	—	2
Stock amortization and vesting	1	1	—	(8)	52	—	—	45
Common stock repurchases	—	—	17	(456)	—	—	—	(456)
Common stock retirements	(17)	(2)	(17)	464	(462)	—	—	—
Cash dividends on common stock at $0.84 per share	—	—	—	—	—	—	(630)	(630)
Other comprehensive income	—	—	—	—	—	1	—	1
Balance at December 31, 2024	735	$74	—	$—	$7,179	$12	$5,857	$13,122
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This standard includes additional clarification and implementation guidance related to significant expense principle, single reportable segment entities, and disclosing multiple measures of a segment’s profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and retrospective application. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. The adoption of ASU No. 2023-07 had no effect on the Company's financial position, results of operations or cash flows as it modified disclosure requirements only. Refer to “Significant Accounting Policies — Segment Reporting” below.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosure. This ASU requires additions to income tax disclosures, including among other things, a further breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, and the disaggregation of the rate reconciliation into eight specific categories with both dollar amounts and percentages. The ASU will be effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The adoption of ASU No. 2023-09 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only. The Company plans to adopt ASU No. 2023-09 during the year ending December 31, 2025.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. The ASU will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, to be applied prospectively, with early adoption and retrospective application permitted. The adoption of ASU No. 2024-03 is not expected to have any effect on the Company’s financial position, results of operations or cash flows as it modifies disclosure requirements only. The Company plans to adopt ASU No. 2024-03 during the year ending December 31, 2027.
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds and other investments that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in six financial institutions at December 31, 2024. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.
Restricted Cash
Restricted cash includes cash that is legally or contractually restricted as to withdrawal or usage. As of December 31, 2024 and 2023, the restricted cash balance of $239 million and $9 million, respectively, includes cash deposited in escrow accounts that are restricted for use.

Allowance for Credit Losses
The Company records an allowance for credit losses based on the Company’s estimate of future expected credit losses on outstanding receivables.
Inventories
Inventories are primarily comprised of tubular goods and well equipment and commodity inventory, including pipeline imbalances.
Tubular goods and well equipment are carried at average cost and are assessed periodically for obsolescence. Commodity inventories are recorded at actual purchase prices and are adjusted monthly to market prices. Commodity inventories generally turn monthly.
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
Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the unit-of-production method using both proved developed and proved reserves.
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
All derivatives, except for derivatives that qualify for the NPNS exception, are recognized on the Consolidated Balance Sheet and are measured at fair value. At the end of each quarterly period, these derivatives are marked to market. As a result, changes in the fair value of derivatives are recognized in operating revenues in gain (loss) on derivative instruments. The resulting cash flows are reported as cash flows from operating activities.
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
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the Chief Operating Decision Maker (“CODM”) for the purpose of making key operating decisions, allocating resources, and assessing operating performance. The Company operates in one reportable operating segment, oil and natural gas development, exploration and production. The Company’s oil and gas properties are managed as a whole rather than through discrete operating segments. Financial and operational information is tracked by geographic area; however, financial performance is assessed as a single enterprise and not on a geographic basis. Allocation of resources is made on a project basis across the Company’s entire portfolio without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s Chief Executive Officer is its CODM.
The Company’s profitability measure is consolidated net income which is used to assess budgeted versus actual results and drives the Company’s operating cash flow. The CODM reviews significant consolidated forecasts and results of operations, including return on capital, operating expenses, and cash flow when making decisions such as the allocation of capital. The financial position, results of operations and cash flows of the Company’s reportable operating segment are consistent with the Company’s consolidated financial statements included herein.

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
During the year ended December 31, 2024, two customers accounted for approximately 21 percent and 19 percent of the Company’s total sales. During the year ended December 31, 2023, two customers accounted for approximately 19 percent and 17 percent of the Company’s total sales. During the year ended December 31, 2022, two customers accounted for approximately 13 percent and 11 percent of the Company’s total sales.
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
Use of Estimates
In preparing its financial statements, the Company follows GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and gas reserves and related cash flow estimates which are used to compute DD&A and impairments of proved oil and gas properties. Other estimates include oil, natural gas and NGL revenues and expenses, fair value of derivative instruments, estimates of expenses related to legal, environmental and other contingencies, asset retirement obligations, postretirement obligations, stock-based compensation and deferred income taxes. Actual results could differ from those estimates.
2. Acquisitions
Franklin Mountain Energy (“FME”) Acquisition
Subsequent Event. In January 2025, the Company closed on its acquisition of all of the issued and outstanding equity ownership interests of a group of privately owned oil and gas exploration and production companies with assets and operations in the Delaware Basin of New Mexico (the “FME Interests”) for total consideration of $2.5 billion, subject to certain post-closing adjustments, which included $1.7 billion in cash and the issuance of 28,190,682 shares of the Company’s common stock valued at $785 million based on the closing price of the Company’s common stock on the closing date.
The disclosure of certain financial information required by Accounting Standards Codification (“ASC”) 805, Business Combinations, has been omitted as it is impracticable to provide such information due to the timing of the closing of the acquisition and issuance of these consolidated financial statements.
In connection with and upon execution of the FME purchase agreement in November 2024, the Company deposited $125 million with an escrow agent which is included in restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2024.

Avant Acquisition
Subsequent Event. In January 2025, the Company closed on the acquisition of certain interests in oil and gas properties located in the Delaware Basin in New Mexico from certain privately owned sellers for total cash consideration of $1.5 billion, subject to certain post-closing adjustments.
The disclosure of certain financial information required by ASC 805, Business Combinations, has been omitted as it is impracticable to provide such information due to the timing of the closing of the acquisition and issuance of these consolidated financial statements.
In connection with and upon execution of the Avant purchase and sale agreement in November 2024, the Company deposited $109 million with an escrow agent which is included in restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2024.
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

	December 31,
(In millions)	2024	2023
Proved oil and gas properties	$21,765	$19,582
Unproved oil and gas properties	4,105	4,617
Gathering and pipeline systems	620	527
Land, buildings and other equipment	213	216
Finance lease right-of-use asset	26	25
	26,729	24,967
Accumulated DD&A	(8,839)	(7,034)
	$17,890	$17,933
Capitalized Exploratory Well Costs
As of and for the years ended December 31, 2024, 2023 and 2022, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

4. Long-Term Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt.

	December 31,
(In millions)	2024	2023
Private placement senior notes:
3.65% weighted-average private placement senior notes(1)	$250	$825
Senior notes:
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	—
5.40% senior notes due February 15, 2035	750	—
5.90% senior notes due February 15, 2055	750	—
Total debt	3,500	2,075
Unamortized debt premium	69	90
Unamortized debt discount	(10)	—
Unamortized debt issuance costs	(24)	(4)
Total debt, net	3,535	2,161
Less: current portion of long-term debt	—	575
Long-term debt	$3,535	$1,586
_______________________________________________________________________________
(1)The 3.65% weighted-average senior notes have bullet maturities, of which $575 million was repaid in September 2024 and $250 million will mature in September 2026. The remaining $250 million of the 3.65% weighted-average private placement senior notes bear interest at 3.77% per annum.
Long-Term Debt Maturity
As of December 31, 2024, maturities of long-term debt over the next five years were as follows:

(In millions)
Year Ending December 31,
2025	$—
2026	250
2027	750
2028	—
2029	500
Thereafter	2,000
Total long-term debt	$3,500
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
The note purchase agreement provides that the Company must maintain a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of not less than 2.8 to 1.0 and requires the Company to maintain, as of the last day of any fiscal quarter, a maximum ratio of total debt to consolidated EBITDAX for the trailing four quarters of not more than 3.0 to 1.0. There are also various other covenants and events of default customarily found in such debt instrument. As of December 31, 2024, the Company was in compliance with its financial covenants under the private placement senior notes.

Senior Notes
The senior notes (the “Senior Notes”) are general, unsecured obligations of the Company. Interest on each series of Senior Notes is payable semi-annually. Under the terms of the indenture documents governing the Senior Notes, the Company may redeem all or any portion of the Senior Notes of each series on any date at a price equal to the principal amount thereof plus applicable redemption prices described in the governing indentures. The Company is also subject to various covenants and events of default customarily found in such debt instruments.
In March 2024, the Company issued $500 million aggregate principal amount of 5.60% senior notes due 2034 (the “2034 Senior Notes”). The 2034 Senior Notes will mature on March 15, 2034 and were issued at a discount of $1 million. The Company incurred approximately $5 million of debt issuance costs that were capitalized and will be amortized over the term of such notes.
In December 2024, the Company issued $750 million aggregate principal amount of 5.40% senior notes due 2035 (the “2035 Senior Notes”) and $750 million aggregate principal amount of 5.90% senior notes due 2055 (the “2055 Senior Notes”). The 2035 Senior Notes and the 2055 Senior Notes will mature on February 15, 2035 and February 15, 2055, respectively, and were issued at a discount of $3 million and $5 million, respectively. The Company incurred approximately $7 million and $8 million of debt issuance costs for the 2035 Senior Notes and 2055 Senior Notes, respectively, that were capitalized and will be amortized over the term of such notes.
Term Loan
In December 2024, the Company entered into a delayed draw term loan credit agreement with Toronto Dominion (Texas), LLC, as administrative agent, and certain other lenders and issuing banks (the “Term Loan”), which consists of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. The Tranche A Term Loan matures two years after funding, and the Tranche B Term Loan matures three years after funding. Borrowings under the Term Loan can be prepaid without penalty. As of December 31, 2024, the Company had no borrowings outstanding under the Term Loan and $1.0 billion of available commitments.
Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s option, either a term secured overnight financing rate (“SOFR”) plus a 0.10 percent credit spread adjustment for all tenors or a base rate, plus an interest rate margin which ranges from 0 to 75 basis points for base rate loans, 100 to 175 basis points for Tranche A SOFR Term Loans and 112.5 to 187.5 basis points for Tranche B SOFR Term Loans based on the Company’s credit rating. The Company incurred $2 million of debt issuance costs which were capitalized and will be amortized over the terms of the Tranche A and Tranche B Term Loans.
The Term Loan contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter until such time as the Company has no other debt (other than the Company’s Credit Agreement as defined below) in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a leverage ratio, at which time the Term Loan requires maintenance of a ratio of total net debt to total capitalization of no more than 65 percent (with all calculations based on definitions contained in the Term Loan).
Subsequent Event. In January 2025, the Company borrowed $500 million under the Tranche A Term Loan to partially fund the FME acquisition and borrowed $500 million under the Tranche B Term Loan to partially fund the Avant acquisition.
Revolving Credit Agreement
On September 12, 2024, the Company entered into an Amendment No. 1 (the “Amendment”) relating to its revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and certain lenders and issuing banks party thereto (as amended by the Amendment, and further amended, supplemented or otherwise modified from time-to-time, the “Credit Agreement”). The Amendment has increased the aggregate revolving commitments under the Credit Agreement from $1.5 billion to $2.0 billion, extended the Credit Agreement maturity date from March 10, 2028 to September 12, 2029, made certain amendments to the representations and warranties, affirmative and negative covenants and events of default, and made certain other modifications. The Company incurred $4 million of debt issuance costs related to the Amendment which were capitalized and will be amortized over the term of the amended Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Company’s option, either a term SOFR plus a 0.10 percent credit spread adjustment for all tenors or a base rate, plus, in each case, an interest rate margin which ranges from 0 to 75 basis points for base rate loans and 100 to 175 basis points for term SOFR loans, based on the Company’s credit rating. The commitment fee on the unused available credit is calculated at annual rates ranging from 10 basis points to 25 basis points, based on the Company’s credit rating. The maturity date of the Credit Agreement can be extended for additional one-year periods on up to two occasions upon the agreement of the Company and lenders holding at least 50 percent of the commitments under the Credit Agreement.
The Credit Agreement contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter. At such time as the Company has no other debt in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a substantially similar leverage ratio, in lieu of such maximum leverage ratio covenant, the Credit Agreement will instead require the Company to maintain a ratio of total net debt to capitalization of no more than 65 percent (with all calculations based on definitions contained in the Credit Agreement).
As of December 31, 2024, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $2.0 billion.
5. Derivative Instruments
As of December 31, 2024, the Company had the following outstanding financial commodity derivatives:

	2025				2026
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	5,040	5,096	4,232	4,232	900	910	920	920
Weighted average floor ($/Bbl)	$61.79	$61.79	$61.63	$61.63	$62.50	$62.50	$62.50	$62.50
Weighted average ceiling ($/Bbl)	$79.36	$79.36	$78.64	$78.64	$69.40	$69.40	$69.40	$69.40

WTI oil swaps
Volume (MBbl)	1,710	1,729	1,748	1,748	900	910	920	920
Weighted average price ($/Bbl)	$69.18	$69.18	$69.18	$69.18	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps
Volume (MBbl)	6,300	6,370	5,520	5,520	1,800	1,820	1,840	1,840
Weighted average differential ($/Bbl)	$1.07	$1.07	$1.02	$1.02	$0.95	$0.95	$0.95	$0.95

	2025				2026
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
NYMEX gas collars
Volume (MMBtu)	45,000,000	45,500,000	46,000,000	46,000,000	27,000,000
Weighted average floor ($/MMBtu)	$2.85	$2.85	$2.85	$2.85	$2.75
Weighted average ceiling ($/MMBtu)	$4.51	$4.07	$4.07	$5.55	$7.66

Transco Leidy gas basis swaps
Volume (MMBtu)	18,000,000	18,200,000	18,400,000	18,400,000	—
Weighted average differential ($/MMBtu)	$(0.70)	$(0.70)	$(0.70)	$(0.70)	$—

Transco Zone 6 Non-NY gas basis swaps
Volume (MMBtu)	9,000,000	9,100,000	9,200,000	9,200,000	—
Weighted average differential ($/MMBtu)	$(0.29)	$(0.29)	$(0.29)	$(0.29)	$—

In January 2025, the Company entered into the following financial commodity derivatives:

	2025				2026
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	5,900,000	9,100,000	9,200,000	9,200,000	22,500,000	22,750,000	23,000,000	23,000,000
Weighted average floor ($/MMBtu)	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00
Weighted average ceiling ($/MMBtu)	$4.46	$4.46	$4.46	$4.46	$5.79	$5.79	$5.79	$5.79
Effect of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
(In millions)	Balance Sheet Location	2024	2023	2024	2023
Commodity contracts	Other current assets	$12	$85	$—	$—
Commodity contracts	Accrued liabilities	—	—	17	—
Commodity contracts	Other assets	—	7	—	—
Commodity contracts	Other liabilities	—	—	4	—
		$12	$92	$21	$—
Offsetting of Derivative Assets and Liabilities in the Consolidated Balance Sheet

	December 31,
(In millions)	2024	2023
Derivative assets
Gross amounts of recognized assets	$26	$93
Gross amounts offset in the consolidated balance sheet	(14)	(1)
Net amounts of assets presented in the consolidated balance sheet	12	92
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	1
Net amount	$12	$93

Derivative liabilities
Gross amounts of recognized liabilities	$35	$1
Gross amounts offset in the consolidated balance sheet	(14)	(1)
Net amounts of liabilities presented in the consolidated balance sheet	21	—
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	—
Net amount	$21	$—

Effect of Derivative Instruments on the Consolidated Statement of Operations

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash received (paid) on settlement of derivative instruments
Gas contracts	$96	$280	$(438)
Oil contracts	2	4	(324)
Non-cash gain (loss) on derivative instruments
Gas contracts	(80)	(72)	149
Oil contracts	(21)	18	150
	$(3)	$230	$(463)
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
Certain counterparties to the Company’s derivative instruments are also lenders under its revolving credit agreement and term loan. The Company’s revolving credit agreement, term loan and derivative instruments contain certain cross default and acceleration provisions that may require immediate payment of the Company’s liabilities thereunder if the Company defaults on other material indebtedness. The Company also has netting arrangements with each of its counterparties that allow it to offset assets and liabilities from separate derivative contracts with that counterparty.
6. Fair Value Measurements
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	26	26
Total assets	$17	$—	$26	$43
Liabilities
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	35	35
Total liabilities	$17	$—	$35	$52

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
Assets
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	93	93
Total assets	$33	$—	$93	$126
Liabilities
Deferred compensation plan	$33	$—	$—	$33
Derivative instruments	—	—	1	1
Total liabilities	$33	$—	$1	$34
The Company’s investments associated with its deferred compensation plan consist of mutual funds that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s counterparties. Such quotes have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties or third-party valuation services, or a combination of the foregoing. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using credit default swap spreads for various similarly rated companies in the same sector as the Company. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
The most significant unobservable inputs relative to the Company’s Level 3 derivative contracts are basis differentials, discount rates and volatility factors. An increase (decrease) in these unobservable inputs would result in an increase (decrease) in fair value, respectively. The Company does not have access to the specific assumptions used in its counterparties’ valuation models or the models provided by third-party valuation service providers. Consequently, additional disclosures regarding significant Level 3 unobservable inputs were not provided.
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
(In millions)	2024	2023	2022
Balance at beginning of period	$92	$146	$(152)
Total gain (loss) included in earnings	(3)	230	(446)
Settlement (gain) loss	(98)	(284)	744
Balance at end of period	$(9)	$92	$146

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(16)	$92	$179
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of December 31, 2024, 2023 and 2022, additional disclosures were not required.
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
The carrying amount and estimated fair value of debt is as follows:

	December 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$3,535	$3,395	$2,161	$2,015
Current maturities	—	—	(575)	(565)
Long-term debt, excluding current maturities	$3,535	$3,395	$1,586	$1,450
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Balance at beginning of period	$289	$277	$263
Liabilities incurred	9	6	10
Liabilities settled	(7)	(1)	(3)
Liabilities divested	—	(4)	(2)
Accretion expense	11	11	9
Balance at end of period	$302	$289	$277
Less: current asset retirement obligation	(11)	(9)	(6)
Noncurrent asset retirement obligation	$291	$280	$271

8. Commitments and Contingencies
Gathering, Processing and Transportation Agreements
As of December 31, 2024, the Company future minimum obligations under gathering, processing and transportation agreements are as follows:

(In millions)	Gathering and Transportation	Gas Processing	Volume Delivery	Water Delivery
Year Ending December 31,
2025	$148	$96	$24	$7
2026	203	84	22	7
2027	208	80	17	7
2028	168	72	13	6
2029	159	26	—	6
Thereafter	943	59	—	5
Total	$1,829	$417	$76	$38
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
Gas Processing Commitments
The Company has entered into certain gas processing agreements. Under certain of these agreements, the Company is obligated to process minimum daily quantities, or pay for any deficiencies at a specified rate. The Company’s forecasted production to be processed under most of these agreements is expected to exceed minimum daily quantities provided in the agreements.
Volume Delivery Commitments
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
As of December 31, 2024, the Company had an accrued liability of $19 million associated with this commitment, representing the present value of estimated amounts payable due to insufficient forecasted delivery volumes.
Lease Commitments
The Company has operating leases for office space, surface use agreements, compressor services, electric hydraulic fracturing services, a finance lease for an oil gathering system agreement, and other leases. The leases have remaining terms ranging from one month to 21 years, including options to extend leases that the Company is reasonably certain to exercise. During the year ended December 31, 2024, the Company recognized operating lease cost and variable lease cost of $131 million and $245 million, respectively. During the year ended December 31, 2023, the Company recognized operating lease cost and variable lease cost of $127 million and $139 million, respectively.

Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days to one year. Lease cost of $387 million and $777 million was recognized on short-term leases during the year ended December 31, 2024 and 2023, respectively. Certain lease costs are capitalized and included in properties and equipment, net in the Consolidated Balance Sheet because they relate to drilling and completion activities, while other costs are expensed because they relate to production and administrative activities.
As of December 31, 2024, the Company’s future undiscounted minimum cash payment obligations for its operating lease liabilities are as follows:

(In millions)	Amount
Year Ending December 31,
2025	$124
2026	63
2027	28
2028	20
2029	15
Thereafter	36
Total undiscounted future lease payments	286
Present value adjustment	(26)
Net operating lease liabilities	$260
As of December 31, 2024, the Company’s future undiscounted minimum cash payment obligation for its financing lease liability is $7 million for the year ending December 31, 2025.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$137	$132
Financing cash flows from financing leases	$5	$6

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating and financing leases is summarized below:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	4.1	4.5
Financing leases	0.7	1.7
Weighted-average discount rate
Operating leases	4.2%	3.9%
Financing leases	3.2%	2.1%
Legal Matters
Securities Litigation
In October 2020, a class action lawsuit styled Delaware County Emp. Ret. Sys. v. Cabot Oil and Gas Corp., et. al. (U.S. District Court, Middle District of Pennsylvania), was filed against the Company, Dan O. Dinges, its then-Chief Executive Officer, and Scott C. Schroeder, its then-Chief Financial Officer, alleging that the Company made misleading statements in its periodic filings with the SEC in violation of Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The lawsuit was subsequently transferred to the United States District Court for the Southern District of Texas, and the plaintiffs amended the complaint to add claims against Phillip L. Stalnaker, the Company’s then-Senior Vice President of Operations. The claims against Mr. Stalnaker, however, were later dismissed. The current amended complaint was filed on January 9, 2024 and alleges that the Company and the individual defendants made material misstatements and omissions regarding the Company’s 2019 production growth guidance and the status of certain environmental matters in Pennsylvania, including alleged violations of the Pennsylvania Clean Streams Law and the remediation status of certain gas wells. The plaintiffs allege claims under Section 10(b) and Section 20 of the Exchange Act and seek monetary damages, interest, and attorney’s fees. The court has certified a class consisting of persons and entities who purchased the Company’s common stock between February 22, 2016 and June 12, 2020, inclusive. On April 29, 2024, the Company and plaintiffs reached a settlement in principle, with most of the settlement amount paid by the Company’s insurance carriers. The formal settlement agreement was filed with the court on June 3, 2024. On October 29, 2024, the court entered a final order accepting the settlement and dismissed the case with prejudice.
Also in October 2020, a stockholder derivative action styled Ezell v. Dinges, et. al. (U.S. District Court, Middle District of Pennsylvania) was filed against Messrs. Dinges and Schroeder and the Board of Directors of the Company serving at that time. Several additional derivative complaints were also filed and have been consolidated with the Ezell lawsuit, which was later transferred to the U.S. District Court for the Southern District of Texas. The most recent consolidated amended derivative complaint asserted claims for alleged securities violations under Section 10(b) and Section 21D of the Exchange Act arising from the same alleged misleading statements that form the basis of the class action lawsuit described above, as well as claims based on alleged breaches of fiduciary duty and statutory contribution theories. On January 2, 2024, the court issued an order and final judgment granting the Company’s and defendants’ motion to dismiss and dismissing the consolidated derivative case in its entirety with prejudice. The derivative plaintiffs filed a notice of appeal regarding the final judgment on February 1, 2024, with oral arguments heard by the Fifth Court of Appeals on February 3, 2025. The Company intends to vigorously defend any further proceedings in the derivative lawsuit.
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
Contingency Reserves
When deemed necessary, the Company establishes reserves for certain legal proceedings. All known liabilities for legal matters are accrued when management determines they are probable and the potential loss is estimable. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur additional losses with respect to those matters for which reserves have been established. The Company believes that any such amount above the amounts accrued would not be material to the Consolidated Financial Statements. Future changes in facts and circumstances not currently known or foreseeable could result in the actual liability exceeding the estimated ranges of loss and amounts accrued.

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Year Ended December 31,
(In millions)	2024	2023	2022
OPERATING REVENUES
Oil	$2,953	$2,667	$3,016
Natural gas	1,693	2,292	5,469
NGL	738	644	964
Other	77	81	65
	$5,461	$5,684	$9,514
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
As of December 31, 2024, the Company has $6.1 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 4 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $820 million and $723 million as of December 31, 2024 and 2023, respectively, and are reported in accounts receivable, net in the Consolidated Balance Sheet. As of December 31, 2024 and 2023, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.

10. Income Taxes
Income tax expense is summarized as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Current
Federal	$343	$387	$791
State	26	42	78
	369	429	869
Deferred
Federal	(72)	52	217
State	(73)	22	18
	(145)	74	235
Income tax expense	$224	$503	$1,104
Income tax expense was different than the amounts computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024		2023		2022
(In millions, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” federal income tax	$283	21.00%	$447	21.00%	$1,085	21.00%
State income tax, net of federal income tax benefit	10	0.71%	29	1.35%	93	1.80%
Deferred tax adjustment related to change in overall state tax rate	(26)	(1.96)%	16	0.73%	(23)	(0.45)%
Valuation allowance	(42)	(3.09)%	3	0.13%	(66)	(1.28)%
Excess executive compensation	9	0.66%	11	0.50%	10	0.20%
Reserve on uncertain tax positions	(4)	(0.29)%	6	0.31%	6	0.12%
Tax credits generated	(15)	(1.14)%	(14)	(0.65)%	(34)	(0.66)%
Other, net	9	0.77%	5	0.27%	33	0.62%
Income tax expense	$224	16.66%	$503	23.64%	$1,104	21.35%
In 2024, the Company's overall effective tax rate decreased compared to 2023, primarily due to tax benefits recorded in 2024 compared to tax expenses recorded in 2023 from the release of valuation allowances associated with state net operating loss carryforwards and expiring capital loss carryforwards and deferred tax adjustments related to changes in the overall state tax rate. The overall effective tax rate increased in 2023 compared to 2022, primarily due to tax expenses recorded in 2023 compared to tax benefits recorded in 2022 from the release of valuation allowances associated with state net operating loss carryforwards and deferred tax adjustments related to changes in the overall state tax rate.

The composition of net deferred tax liabilities is as follows:

	December 31,
(In millions)	2024	2023
Deferred Tax Assets
Net operating losses	$166	$173
Incentive compensation	44	47
Deferred compensation	1	5
Capital loss carryforward	—	16
Leases	19	96
Derivative instruments	2	—
Other	45	42
Less: valuation allowance	(72)	(114)
Total	205	265
Deferred Tax Liabilities
Properties and equipment	3,456	3,558
Leases	22	98
Derivative instruments	—	21
Other	1	1
Total	3,479	3,678
Net deferred tax liabilities	$3,274	$3,413
At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $357 million, of which $293 million is subject to expiration in years 2035 through 2037, and of which $65 million does not expire. The Company had a valuation allowance on $38 million of the federal net operating loss carryforwards, but believes the remaining $319 million will be fully utilized prior to expiration. The Company had gross state net operating loss carryforwards of $2.6 billion at December 31, 2024, primarily expiring between 2025 and 2043, with all but $936 million covered by a valuation allowance. The Company also had other credit carryforwards of $11 million at December 31, 2024 that are offset by $4 million of valuation allowances.
As of December 31, 2024, the Company had $8 million of valuation allowances on the deferred tax benefits related to federal net operating loss carryforwards, $60 million of valuation allowances on the deferred tax benefits related to state net operating loss carryforwards, and $4 million of valuation allowances on the deferred tax benefits related to other credit carryforwards. The Company believes it is more likely than not that the remainder of its deferred tax benefits will be utilized prior to their expiration.
Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Balance at beginning of period	$20	$13	$7
Additions for tax positions of current period	3	4	1
Additions for tax positions of prior periods	—	3	5
Reductions for tax positions of prior periods	(7)	—	—
Balance at end of period	$16	$20	$13
During 2024, the Company recorded a $3 million reserve for unrecognized tax benefits related to estimated current year research and development tax credits. In 2024, the Company settled a tax appeal with the state of Pennsylvania related to its method of apportioning income to the state on its 2017 to 2019 returns. As a result of this settlement, the Company recorded a $7 million reduction to its reserve for unrecognized tax benefits related to prior years. As of December 31, 2024, the Company’s overall net reserve for unrecognized tax benefits was $16 million, with a $4 million liability for accrued interest on the uncertain tax positions. If recognized, the net tax benefit of $16 million would not have a material effect on the Company’s effective tax rate.
The Company files income tax returns in the U.S. federal, various states and other jurisdictions. The Company is no longer subject to examinations by state authorities before 2012 or by federal authorities before 2018. The Company believes that appropriate provisions have been made for all jurisdictions and all open years, and that any assessment on these filings will not have a material impact on the Company’s financial position, results of operations or cash flows.
Recent U.S. Tax Legislation
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law pursuant to the budget reconciliation process. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022, on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1 billion over a three-year testing period. The IRA also introduced an excise tax of one percent on the fair market value of certain public company stock repurchases made after December 31, 2022. The Company became an “applicable corporation” beginning in 2023, but did not owe any additional tax under the CAMT for 2024 and 2023, respectively.
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
At the end of 2024 and 2023, the Company provided postretirement benefits to 267 and 290 retirees and their dependents, respectively.
During 2022, the Company amended its postretirement plans to phase out all postretirement benefits and freeze future participation in the plan. Certain employees were grandfathered under the plan amendment and remain eligible for future participation in the pre-65 plan upon their retirement based on certain age and years of service criteria, while the post-65 benefit for all plan participants that reach the age of 65 after December 31, 2022, including current retirees participating in the pre-65 plan, was eliminated. Existing retirees participating in both the pre-65 and post-65 plans prior to December 31, 2022 will continue to receive benefits under the plan until the age of 65 in the case of the pre-65 participants, or voluntary termination of benefits or by death in the case of post-65 participants.
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
In connection with the merger with Cimarex Energy Co. (now known as Coterra Energy Operating Co, or “Cimarex”), the Company assumed the Cimarex Energy Co. 401(k) Plan (the “401(k) Plan”) with respect to Cimarex employees. The Company maintained this plan throughout the integration process and terminated this plan effective December 31, 2022, with all legacy Cimarex employees becoming eligible for the Company’s RSP effective January 1, 2023.
During the years ended December 31, 2024, 2023 and 2022, the Company made aggregate contributions to the RSP and 401(k) Plan of $19 million, $19 million and $12 million, respectively, which are included in G&A expense in the Consolidated Statement of Operations. The Company’s common stock was an investment option within the RSP and the 401(k) Plan through December 31, 2022, at which time the Company eliminated this option.

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
The market value of the trust assets was $17 million and $33 million at December 31, 2024 and 2023, respectively, and is included in other assets in the Consolidated Balance Sheet. Related liabilities totaled $17 million and $33 million at December 31, 2024 and 2023, respectively, and are included in other liabilities in the Consolidated Balance Sheet. There is no impact on earnings or earnings per share from the changes in market value of the other deferred compensation plan assets because the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants.
The Company made contributions to the deferred compensation plans of $3 million, $3 million and $1 million in 2024, 2023 and 2022, respectively, which are included in G&A expense in the Consolidated Statement of Operations.
12. Capital Stock
Issuance of Common Stock
Subsequent Event. Upon the closing of the FME acquisition in January 2025, the Company issued 28,190,682 shares of its common stock to the sellers of the FME Interests. The shares were valued at $785 million based on the closing price of the stock on the date of issuance. The shares are unregistered and subject to a registration rights agreement that requires the Company to file a registration statement with the SEC no later than 120 days after closing of the transaction.

Dividends
Common Stock
The following table summarizes the dividends the Company has paid on its common stock during 2024, 2023 and 2022:

	Rate per share
	Base(1)	Variable	Total	Total Dividends Paid (In millions)
2024:
First quarter	$0.21	$—	$0.21	$160
Second quarter	0.21	—	0.21	158
Third quarter	0.21	—	0.21	156
Fourth quarter	0.21	—	0.21	156
Total year-to-date	$0.84	$—	$0.84	$630
2023:
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
Third quarter	0.20	—	0.20	153
Fourth quarter	0.20	—	0.20	151
Total year-to-date	$0.80	$0.37	$1.17	$895
2022:
First quarter	$0.15	$0.41	$0.56	$455
Second quarter	0.15	0.45	0.60	484
Third quarter	0.15	0.50	0.65	519
Fourth quarter	0.15	0.53	0.68	533
Total year-to-date	$0.60	$1.89	$2.49	$1,991
(1) Increases to the Company’s base dividends were previously approved by the Company’s Board of Directors in the February meeting of the respective year presented.
Subsequent Event. In February 2025, the Company’s Board of Directors approved an additional increase in its base quarterly dividend from $0.21 per share to $0.22 per share beginning in the first quarter of 2025.
Treasury Stock
In February 2023, the Company’s Board of Directors terminated the previously authorized share repurchase program and approved a new share repurchase program which authorizes the purchase of up to $2.0 billion of the Company’s common stock. During 2024, the Company repurchased and retired 17 million shares of common stock for $464 million under its repurchase program. During 2023, the Company repurchased and retired 17 million shares of common stock for $418 million under its repurchase program. As of December 31, 2024, the Company’s had $1.1 billion remaining under its current share repurchase program.
In February 2022, the Company’s Board of Directors authorized a share repurchase program up to $1.25 billion of the Company’s common stock in the open market or in negotiated transactions, which was fully executed at December 31, 2022.
During 2024, 2023 and 2022, the Company withheld and retired 351,791, 332,634 and 320,236 shares of common stock, respectively, valued at $8 million, $9 million and $9 million, respectively, related to shares withheld for taxes upon the vesting of certain restricted stock awards.
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
Redeemable Preferred Stock
In October 2021, in connection with the merger with Cimarex, the Company assumed the obligations associated with Cimarex’s preferred stock, par value $0.01 per share, designated as 8 1/8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock was originally issued by Cimarex and remains on the Cimarex balance sheet after the merger. The Company accounts for the Preferred Stock as a non-controlling interest, which is immaterial for reporting purposes.
During the years ended December 31, 2023 and 2022, holders of a portion of the Preferred Stock elected to convert their Preferred Stock into Coterra common stock and cash as follows:

	2023	2022
Preferred stock converted into Coterra common stock	2,000	21,900
Coterra common stock issued	79,285	809,846
Cash paid for conversion (in millions)	$1	$10
Book value of preferred shares at conversion (in millions)	$3	$39

There were no Preferred Stock conversions during the year ended December 31, 2024.
Upon conversion of the Preferred Stock, the excess of carrying value over cash paid was credited to additional paid-in capital in the Consolidated Balance Sheet. There was no gain or loss recognized on the transactions as the shares were converted in accordance with the original terms of the Certificate of Designations for the Preferred Stock. At December 31, 2024, there were 4,265 shares of Preferred Stock outstanding with a carrying value of $8 million.
13. Stock-Based Compensation
Incentive Plan
On May 4, 2023, the Company’s stockholders approved the Coterra Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”) which replaced the then-existing Cabot Oil & Gas Corporation 2014 Incentive Plan (the “2014 Plan”) and Cimarex Energy Co. Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”). Under the 2023 Plan, permitted awards include, but are not limited to, options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash and stock-based awards. A total of 22.95 million shares of common stock may be issued under the 2023 Plan. The 2023 Plan expires on February 21, 2033. No additional awards may be granted under the 2014 Plan or the 2019 Plan on or after May 4, 2023. Awards outstanding under any of the Company’s prior plans will remain outstanding and vest in accordance with their original terms and conditions. At December 31, 2024, approximately 18.4 million shares are available for issuance under the 2023 Plan.

Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022

Restricted stock units - employees and non-employee directors	$47	$37	$38
Restricted stock awards	6	14	24
Performance share awards (1)	9	15	22
Deferred performance shares (2)	—	(7)	2
Total stock-based compensation expense	$62	$59	$86
Income tax benefit	$12	$7	$20
_______________________________________________________________________________
(1)    In the third quarter of 2022, the Company recognized approximately $7 million of stock-based compensation expense associated with the acceleration of vesting of certain employee performance awards.
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
The following table is a summary of restricted stock unit award activity:

	Year Ended December 31, 2024
	Shares	Weighted- Average Grant Date Fair Value per Unit
Outstanding at beginning of period	5,024,915	$24.73
Granted	2,196,947	25.87
Vested	(874,411)	20.46
Forfeited	(181,477)	25.83
Outstanding at end of period	6,165,974	$25.71
The weighted-average grant date fair value per unit granted during 2024, 2023 and 2022 was $25.87, $26.12 and $24.81 respectively.

Restricted Stock Units - Non-Employee Directors
Restricted stock units are granted to non-employee directors of the Company. The fair value of the restricted stock units is based on the closing stock price on the grant date. Awards that were granted prior to 2022 vested on the grant date, compensation expense was recorded immediately, and the shares of the Company’s common stock will be issued when the director ceases to be a director of the Company. The 2022 grants vested in 2023 and compensation expense was recognized ratably over the service period and Company stock was issued on the vesting date. Grants awarded after 2022 vest one year from the grant date or upon the director’s separation from the Company, as applicable, and accordingly the Company recognizes compensation expense immediately.
The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for these restricted stock units, based on the Company’s actual forfeiture history and expectations for this type of award.
The following table is a summary of restricted stock unit award activity:

	Year Ended December 31, 2024
	Shares	Weighted- Average Grant Date Fair Value per Unit
Outstanding at beginning of period	319,491	$21.34
Granted	64,107	28.08
Vested	(57,239)	24.46
Outstanding at end of period	326,359	$22.12

The weighted-average grant date fair value per unit granted during 2024, 2023 and 2022 was $28.08, $24.46 and $35.19, respectively.
Restricted Stock Awards
On October 1, 2021, the Company granted 3,364,354 shares of restricted stock, with a grant date value of $22.25 per share. These awards were replacement awards granted to Cimarex employees in connection with the merger with Cimarex. The fair value of these awards was measured based on the closing stock price on the closing date of the merger (grant date). As of December 31, 2024, there are no restricted stock awards outstanding.
The following table is a summary of restricted stock award activity:

	Year Ended December 31, 2024
	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at beginning of period	1,096,596	$22.25
Vested	(1,076,523)	22.25
Forfeited	(20,073)	22.25
Outstanding at end of period	—	$—
Performance Share Awards
The Company grants performance share awards that are based on performance conditions measured against the Company’s internal performance metrics (“Employee Performance Share Awards”) or based on the Company’s performance relative to a predetermined peer group and industry-related indices (“TSR Performance Share Awards”). The performance period for these awards generally commences on February 1 of the respective year in which the award was granted and extends over a three-year performance period. For most performance share awards, vesting is dependent upon the employees’ continued service with the Company, with the exception of employment termination due to death, disability or, if applicable, retirement. For all outstanding performance share awards, the Company used an annual forfeiture rate of zero for purposes of recognizing stock-based compensation expense. The annual forfeiture rate assumption was based on the Company’s actual forfeiture history and expectations for this type of award.

The Company assumed a zero percent annual forfeiture rate for purposes of recognizing stock-based compensation for these awards based on the Company’s actual forfeiture history and expectations for this type of award.
Performance Share Awards Based on Internal Performance Metrics
The fair value of performance share award grants based on internal performance metrics is based on the closing stock price on the grant date. Each performance share award represents the right to receive up to 100 percent of the award in shares of common stock.
Employee Performance Share Awards.   The Employee Performance Share Awards vest at the end of the three-year performance period and the performance metric are set by the Company’s Compensation Committee. An employee will earn 100 percent of the award on the third anniversary, provided that the Company averages $100 million or more of annual operating cash flow during the three-year performance period. During the year ended December 31, 2024, 73,314 awards with a grant date fair value of $20.46 per share vested and were issued. As of December 31, 2024 there were no Employee Performance Share Awards outstanding.
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
The following table is a summary of activity for the TSR Performance Share Awards:

	Year Ended December 31, 2024
	Shares	Weighted- Average Grant Date Fair Value per Unit (1)
Outstanding at beginning of period	1,698,595	$17.79
Granted	541,865	19.38
Forfeited	(37,966)	17.56
Outstanding at end of period	2,202,494	$18.19
_______________________________________________________________________________
(1)The grant date fair value figures in this table represent the fair value of the equity component of the performance share awards.
The following table reflects certain balance sheet information of outstanding TSR Awards:

	December 31,
(In millions)	2024	2023
Other current liabilities	$1	$—
Other liabilities	4	7
The following table reflects certain cash payments related to the vesting of TSR Awards:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash payments for TSR awards	$—	$—	$—

The following assumptions were used to determine the grant date fair value of the equity component of the TSR Performance Share Awards for the respective periods:

	Year Ended December 31,
	2024	2023	2022
Fair value per performance share award granted during the period	$19.38	$17.18 - $20.20	$9.01
Assumptions
Stock price volatility	38.0%	40.6% - 44.8%	42.6%
Risk free rate of return	4.4%	4.4% - 4.8%	4.4%

The following assumptions were used to determine the fair value of the liability component of the TSR Performance Share Awards for the respective periods:

	December 31,
	2024	2023	2022
Fair value per performance share award at the end of the period	$0.89 - $7.48	$7.57 - $10.67	$14.92
Assumptions
Stock price volatility	23.5% - 28.2%	29.1% - 38.8%	42.6%
Risk free rate of return	4.1% - 4.4%	4.2% - 4.7%	4.4%
The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date.
Subsequent Event. On January 31, 2025, the performance period ended for the TSR Performance Share Awards that were granted in 2022, and 1,103,157 shares with a grant date fair value of $20 million vested based on the Company’s ranking relative to a predetermined peer group. Cash payments associated with these awards of approximately $1 million were also made in February 2025. The calculation of the award payout was certified by the Compensation Committee on February 10, 2025.
Other Information
The following table reflects the aggregate fair value of awards and units that vested during the respective period:

	December 31,
(In millions)	2024	2023	2022
Restricted stock units - employees and non-employee directors	$25	$9	$9
Restricted stock awards	26	22	22
Performance share awards	2	—	45
	$53	$31	$76

The following table reflects the unrecognized stock-based compensation and the related weighted-average recognition period associated with the unvested awards and units as of December 31, 2024:

	Unrecognized Stock-Based Compensation (In Millions)	Weighted-Average Period For Recognition (Years)
Restricted stock units - employees and non-employee directors	$78	1.5
Performance share awards	10	1.5
	$88

Stock Option Awards
On October 1, 2021, the Company granted stock option awards to purchase 1,577,554 shares of the Company’s common stock with exercise prices ranging from $8.47 to $28.72 per share. These awards were replacement awards granted to Cimarex employees in connection with the merger with Cimarex and were fully vested on the grant date.
The following table is a summary of activity for the Stock Option Awards:

	Year Ended December 31, 2024
	Shares	Weighted- Average Strike Price
Outstanding at beginning of period	304,883	$15.66
Exercised	(83,603)	20.31
Forfeited or Expired	(27,700)	23.00
Outstanding at end of period(1)	193,580	12.59
Exercisable at end of period(1)	193,580	$12.59
_______________________________________________________________________________
(1)The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2024 was $3 million and $3 million, respectively. The weighted-average remaining contractual term is 1.8 years.
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
The following is a calculation of basic and diluted net earnings per common share under the two-class method:

	Year Ended December 31,
(In millions except per share amounts)	2024	2023	2022
Income (Numerator)
Net income	$1,121	$1,625	$4,065
Less: dividends attributable to participating securities	(1)	(5)	(7)
Less: redeemable preferred stock dividends	—	—	(1)
Net income available to common stockholders	$1,120	$1,620	$4,057

Shares (Denominator)
Weighted average shares - Basic	742	756	796
Dilution effect of stock awards at end of period	3	4	3
Weighted average shares - Diluted	745	760	799

Earnings per share:
Basic	$1.51	$2.14	$5.09
Diluted	$1.50	$2.13	$5.08

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Year Ended December 31,
(In millions)	2024	2023	2022
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	1	1
15. Restructuring Costs
Restructuring costs were primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Cimarex.
The following table summarizes the Company’s restructuring liabilities:

	Year Ended December 31,
(In millions)	2024	2023	2022
Balance at beginning of period	$47	$77	$43
Additions related to merger integration	—	12	52
Reductions related to severance payments	(34)	(42)	(18)
Balance at end of period	$13	$47	$77
16. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
(In millions)	2024	2023
Accounts receivable, net
Trade accounts	$820	$723
Joint interest accounts	133	118
Other accounts	—	4
	953	845
Allowance for credit losses	(2)	(2)
	$951	$843

	December 31,
(In millions)	2024	2023
Inventories
Tubular goods and well equipment	$33	$53
Commodity inventory	13	6
	$46	$59
Other current assets
Prepaid balances and other	$14	$11
Derivative instruments	12	85
Other	1	1
	$27	$97
Other assets
Deferred compensation plan	$17	$33
Debt issuance costs	10	8
Derivative instruments	—	7
Operating lease right-of-use assets	251	337
Other accounts	136	82
	$414	$467
Accounts payable
Trade accounts	$59	$60
Royalty and other owners	402	386
Accrued gathering, processing and transportation	85	80
Accrued capital costs	177	165
Accrued lease operating costs	48	39
Taxes other than income	37	33
Other accounts	25	40
	$833	$803
Accrued liabilities
Employee benefits	$76	$70
Taxes other than income	46	14
Restructuring liability	13	35
Derivative instruments	17	—
Operating lease liabilities	115	116
Financing lease liabilities	7	6
Other accounts	2	20
	$276	$261
Other liabilities
Deferred compensation plan	$17	$33
Postretirement benefits	16	17
Derivative instruments	4	—
Operating lease liabilities	145	237
Financing lease liabilities	—	6
Restructuring liability	—	12
Other accounts	77	124
	$259	$429

17. Interest Expense
Interest expense is comprised of the following:

	Year Ended December 31,
(In millions)	2024	2023	2022
Interest Expense
Interest expense	$101	$82	$110
Debt (premium) discount amortization, net	(21)	(21)	(37)
Debt issuance cost amortization	9	3	4
Other	17	9	3
	$106	$73	$80

18. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for interest and income taxes
Interest	$99	$84	$119
Income taxes	341	388	983

Non-cash activity
Retirement of treasury shares	$464	$418	$3,085

COTERRA ENERGY INC.
SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
Oil and Gas Reserves
Proved reserves are based on estimates prepared by the Company in accordance with guidelines established by the SEC. Reserves definitions comply with definitions of Rule 4-10(a) of Regulation S-X promulgated by the SEC under the Securities Act.
Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed” and “proved undeveloped” oil, natural gas and NGL reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserves estimates may occur from time-to-time. Although every reasonable effort is made to ensure that reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.
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
The Corporate Reservoir Engineering group is responsible for estimates of proved reserves. Corporate engineers interact with the exploration and production departments to ensure all appropriate available engineering and geologic data is taken into account prior to establishing or revising an estimate. The recommended revisions of the corporate engineers are reviewed with the Vice President - Corporate Reservoir Engineering and, after approval, entered into the reserves database by an engineering analyst. During the course of the year, the Corporate Reservoir Engineering group reviews their recommendations and updates with the Senior Vice President and Chief Technology Officer for additional oversight and approval. From time-to-time, the Senior Vice President and Chief Technology Officer also will confer with senior management, including the Chief Executive Officer, regarding reserves-related issues. Upon completion of the process, the estimated reserves are presented to senior management and the Board of Directors.
The Company’s Senior Vice President and Chief Technology Officer is the technical person primarily responsible for overseeing the Company’s internal reserves estimation process and the Company’s Corporate Reservoir Engineering group. This individual graduated from the University of Tulsa with a Bachelor of Science degree in Petroleum Engineering. He has held numerous engineering and management roles and has over 17 years of experience in oil and gas reservoir evaluation and is a member of the Society of Petroleum Engineers.
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
During 2024, 2023 and 2022, estimates of net proved reserves representing greater than 90 percent of the total future net revenue discounted at 10 percent attributable to the Company’s proved reserves were subject to an independent evaluation performed by DeGolyer and MacNaughton.
In each of the respective periods, DeGolyer and MacNaughton indicated that, based on its investigations and subject to the limitations described in its reserves letters, they believe the Company’s estimates were, in the aggregate, reasonable. A copy of DeGolyer and MacNaughton’s letter regarding the 2024, 2023, and 2022 reserves estimates has been filed as an exhibit to this Annual Report on Form 10-K.

Qualifications of Third-Party Engineers
DeGolyer and MacNaughton’s Executive Vice President is the technical person primarily responsible for the evaluation of the Company’s proved reserves. He is a Registered Professional Engineer in the State of Texas with over 14 years of experience in oil and gas reservoir studies and reserves evaluations and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists and petro-physicists; they do not own an interest in the Company’s properties and are not retained on a contingent fee basis.
Estimated Quantities of Proved Oil and Gas Reserves
Estimates of total proved reserves at December 31, 2024, 2023 and 2022 were computed using the trailing 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year.
No major discovery or other favorable or unfavorable event after December 31, 2024, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables illustrate the Company’s net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated, as estimated by the Company’s engineering staff. All reserves are located within the continental U.S.

	Oil (MBbl)	Natural Gas (Bcf)	NGLs (MBbl)	Total (MBoe)
December 31, 2021	189,429	14,895	220,615	2,892,582
Revision of prior estimates	14,594	(4,299)	35,162	(666,716)
Extensions, discoveries and other additions	69,118	1,602	69,862	405,972
Production	(31,926)	(1,024)	(28,697)	(231,342)
Sales of reserves in place	(1,460)	(1)	(177)	(1,830)
December 31, 2022	239,755	11,173	296,765	2,398,666
Revision of prior estimates	1,084	(414)	8,067	(59,970)
Extensions, discoveries and other additions	44,386	823	46,148	227,660
Production	(35,110)	(1,053)	(32,932)	(243,497)
Sales of reserves in place	(902)	(4)	(592)	(2,102)
December 31, 2023	249,213	10,525	317,456	2,320,757
Revision of prior estimates	11,636	(181)	27,686	9,039
Extensions, discoveries and other additions	48,956	516	53,628	188,516
Production	(39,808)	(1,025)	(36,993)	(247,589)
Sales of reserves in place	(2)	(1)	—	(2)
December 31, 2024	269,995	9,834	361,777	2,270,721
Proved Developed Reserves
December 31, 2021	153,010	10,691	193,598	2,128,439
December 31, 2022	168,649	8,543	224,706	1,817,140
December 31, 2023	173,392	8,590	234,306	1,839,219
December 31, 2024	189,275	8,420	271,030	1,863,583
Proved Undeveloped Reserves
December 31, 2021	36,419	4,204	27,017	764,143
December 31, 2022	71,107	2,630	72,059	581,526
December 31, 2023	75,821	1,935	83,150	481,538
December 31, 2024	80,720	1,414	90,747	407,138
Year-end 2024 proved reserves decreased approximately two percent from year-end 2023 proved reserves to 2,271 MMBoe. Proved natural gas reserves were 9.8 Tcf, proved oil reserves were 270 MMBbls, and proved NGL reserves were 362 MMBbls. The Company’s reserves in the Marcellus Shale accounted for 55 percent of total proved reserves, the Permian Basin accounted for 35 percent, and the remaining 10 percent were in the Anadarko Basin.
During 2024, the Company added 189 MMBoe of proved reserves through extensions, discoveries, and other additions, which included 115 MMBoe in the Permian Basin, 28 MMBoe in the Marcellus Shale and 45 MMBoe in the Anadarko Basin. The Company had net positive revisions of prior estimates of 9 MMBoe, which included a 59 MMBoe negative revision due to price, offset by a 4 MMBoe positive revision in operating expenses and a positive 64 MMBoe performance revision.
During 2023, the Company added 228 MMBoe of proved reserves through extensions, discoveries, and other additions, which included 102 MMBoe in the Permian Basin, 87 MMBoe in the Marcellus Shale and 39 MMBoe in the Anadarko Basin. The Company had net negative revisions of prior estimates of 60 MMBoe, which included 83 MMBoe negative revision due to price, a 10 MMBoe negative revision due to increases in operating expenses, partially offset by a positive 33 MMBoe performance revision.
During 2022, the Company added 406 MMBoe of proved reserves through extensions, discoveries, and other additions, which included 193 MMBoe in the Permian Basin, 191 MMBoe in the Marcellus Shale and 22 MMBoe in the Anadarko Basin. The Company had net negative revisions of prior estimates of 667 MMBoe, which included 571 MMBoe in downward performance revisions related to updated forecast parameters in the Marcellus Shale to account for a different decline behavior observed in bounded wells compared to unbounded wells. The net negative revisions also included 168MMBoe associated with the removal of PUD reserves in the Marcellus Shale whose development is expected to be delayed beyond five years of initial booking. These negative revisions in the Marcellus Shale were partially offset by 32 MMBoe in positive performance revisions in the Permian Basin, 39 MMBoe in positive revisions related to upward price revisions, and 1 MMBoe in positive revisions related to decreases in operating expenses.
Proved Undeveloped Reserves
At December 31, 2024, the Company had PUD reserves of 407 MMBoe, down 75 MMBoe, or 15 percent, from 482 MMBoe of PUD reserves at December 31, 2023. Future development plans are reflective of the current commodity price environment and have been established based on expected available cash flows from operations. By the end of 2025, the Company expects to complete substantially all the work necessary to convert its PUD reserves associated with wells that were drilled but uncompleted at December 31, 2024 to proved developed reserves. As of December 31, 2024 all PUD reserves are expected to be drilled and completed within five years of initial disclosure of these reserves. The following table is a reconciliation of the change in the Company’s PUD reserves (MMBoe):

Year Ended December 31, 2024
Balance at beginning of period	482
Transfers to proved developed	(202)
Additions	155
Revision of prior estimates	(28)
Balance at end of period	407

During 2024, the Company invested $1.3 billion to develop and convert 42 percent of its 2024 PUD reserves to proved developed reserves. During 2023, the Company invested $1.3 billion to develop and convert 33 percent of its 2022 PUD reserves to proved developed reserves. During 2022, the Company invested $945 million to develop and convert 37 percent of its 2021 PUD reserves to proved developed reserves.

During 2024, the Company’s 155 MMBoe of PUD reserves additions consisted of 90 MMBoe added in the Permian Basin, 37 MMBoe added in the Anadarko Basin and 28 MMBoe added in the Marcellus Shale. At December 31, 2024, 52 percent were in the Permian Basin, 35 percent were in the Marcellus Shale, and the remaining 13 percent were in the Anadarko Basin.

During 2024, the Company had a net negative PUD reserves revision of 28 MMBoe, of which, 33 MMBoe is due to the removal of PUD reserves in the Marcellus Shale whose development is expected to be delayed beyond five years from the initial date of booking due to the Company’s updated development plans, which resulted in changes to the timing of capital investments. This negative revision was partially offset by a 5 MMBoe positive revision to PUD forecasts in the Marcellus Shale and Permian Basin due to better than expected well performance compared to previous proved reserves estimates.

Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	December 31,
(In millions)	2024	2023	2022
Aggregate capitalized costs relating to oil and gas producing activities	$25,870	$24,199	$22,235
Aggregate accumulated DD&A	(8,590)	(6,836)	(5,285)
Net capitalized costs	$17,280	$17,363	$16,950

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in property acquisition, exploration and development activities were as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Property acquisition costs, proved	$—	$—	$—
Property acquisition costs, unproved	19	10	10
Exploration costs	25	20	29
Development costs	1,645	1,979	1,617
Total costs	$1,689	$2,009	$1,656
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
The average prices related to proved reserves are as follows:

	Year Ended December 31,
	2024	2023	2022
Oil ($/Bbl)	$72.84	$75.05	$94.21
Natural gas ($/Mcf)	$1.23	$2.04	$5.25
NGLs ($/Bbl)	$18.16	$18.39	$31.45
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

Standardized Measure is as follows:

	December 31,
(In millions)	2024	2023	2022
Future cash inflows	$39,268	$45,749	$90,509
Future production costs	(17,468)	(18,414)	(20,105)
Future development costs(1)	(3,098)	(3,239)	(3,859)
Future income tax expenses	(3,894)	(4,551)	(14,570)
Future net cash flows	14,808	19,545	51,975
10% annual discount for estimated timing of cash flows	(6,355)	(8,879)	(25,903)
Standardized measure of discounted future net cash flows	$8,453	$10,666	$26,072
______________________________________________________________________________
(1)Includes $613 million, $562 million and $544 million in plugging and abandonment costs as of December 31, 2024, 2023 and 2022, respectively.
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In millions)	2024	2023	2022
Beginning of year	$10,666	$26,072	$13,284
Discoveries and extensions, net of related future costs	1,152	1,578	5,944
Net changes in prices and production costs	(3,021)	(22,713)	17,462
Accretion of discount	1,333	3,348	1,919
Revisions of previous quantity estimates	243	(890)	(3,825)
Timing and other	61	979	55
Changes in estimated future development costs	191	220	65
Development costs incurred	897	1,232	604
Sales and transfers, net of production costs	(3,454)	(3,871)	(7,912)
Sales of reserves in place	—	(40)	(18)
Purchases of reserves in place	—	—	—
Net change in income taxes	385	4,751	(1,506)
End of year	$8,453	$10,666	$26,072

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to have a material effect on, the Company’s internal control over financial reporting.
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
Coterra Energy Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective at a reasonable assurance level based on those criteria.
The effectiveness of Coterra Energy Inc.’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of Coterra adopted or terminated a “Rule 10b5-1 trading arrangement” or “no-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in Part 1 under the caption “Information about our Executive Officers” regarding our executive officers and the information set forth under the caption “Business—Other Business Matters—Corporate Governance Matters” in Item 1 regarding our Code of Business Conduct and Ethics is incorporated by reference in response to this item. The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2025 annual stockholders’ meeting.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2025 annual stockholders’ meeting.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2025 annual stockholders’ meeting.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2025 annual stockholders’ meeting.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2025 annual stockholders’ meeting.

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

3.1
Amended and Restated Certificate of Incorporation of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2024).

3.2	Amended and Restated Bylaws of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.2 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023).
**4.1	Description of Securities Registered Pursuant to Section 12 of Securities Exchange Act of 1934.
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

4.11
Second Supplemental Indenture, dated as of March 13, 2024, by and between Coterra Energy Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

4.12
Form of 5.60% Senior Notes due 2034 (incorporated herein by reference to Exhibit A to the Second Supplemental Indenture filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2024).

4.13
Third Supplemental Indenture, dated as of December 17, 2024, by and between Coterra Energy Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2024).

4.14
Form of 5.40% Senior Notes due 2035 (incorporated herein by reference to Exhibit A-1 to the Third Supplemental Indenture filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2024).

4.15
Form of 5.90% Senior Notes due 2055 (incorporated herein by reference to Exhibit A-2 to the Third Supplemental Indenture filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2024).

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

(a) Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2(a) of Coterra’s Current Report on Form 10-Q filed with the SEC on May 5, 2023);

(b) Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2(b) of Coterra’s Current Report on Form 10-Q filed with the SEC on May 5, 2023);
(c) Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2(c) of Coterra’s Current Report on Form 10-Q filed with the SEC on May 5, 2023);
(d) Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.11(d) of Coterra’s Annual Report on Form 10-K filed with the SEC on February 23, 2024).
(e) Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.11(e) of Coterra’s Annual Report on Form 10-K filed with the SEC on February 23, 2024).
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

10.16
Credit Agreement dated as of March 10, 2023, among Coterra Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on March 16, 2023).

10.17
First Amendment to Credit Agreement, dated as of September 12, 2024, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2024).

10.18
Credit Agreement, dated as of December 10, 2024, Toronto Dominion (Texas) LLC, as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024).

10.19
Membership Interest Purchase Agreement, dated as of November 12, 2024, by and among Franklin Mountain Energy Holdings, LP, Franklin Mountain Energy Holdings 2, LP, and Franklin Mountain GP2, LLC, as sellers, solely in its capacity as Seller Representative, Franklin Mountain Energy Holdings, LP, Cimarex Energy Co., as purchaser, and Coterra Energy Inc., as purchaser parent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2024).

10.20
First Amendment to Membership Interest Purchase Agreement, dated as of December 28, 2024, but effective for all purposes as of November 12, 2024, by and among Franklin Mountain Energy Holdings, LP, Franklin Mountain Energy Holdings 2, LP, and Franklin Mountain GP2, LLC, as sellers, solely in its capacity as Seller Representative, Franklin Mountain Energy Holdings, LP, Cimarex Energy Co., as purchaser, and Coterra Energy Inc., as purchaser parent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024).

**10.21
Closing Agreement and Second Amendment to Membership Interest Purchase Agreement, dated as of January 27, 2025, but effective for all purposes as of November 12, 2024, by and among Franklin Mountain Energy Holdings, LP, Franklin Mountain Energy Holdings 2, LP, and Franklin Mountain GP2, LLC, as sellers, solely in its capacity as Seller Representative, Franklin Mountain Energy Holdings, LP, Cimarex Energy Co., as purchaser, and Coterra Energy Inc., as purchaser parent.

**10.22	Registration Rights Agreement, dated as of January 27, 2025, among Coterra Energy Inc., and the Stockholders party thereto.
10.23
Purchase and Sale Agreement, dated as of November 12, 2024, by and among Avant Natural Resources, LLC, Avant Operating, LLC, Guard Income Fund, LP, Double Cabin Minerals, LLC, Legion Water Services, LLC, and Legion Production Partners, LLC, as sellers, and Cimarex Energy Co., as buyer (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2024).

**19	Coterra Energy Inc. Insider Trading Policy and Procedures approved October 30, 2024.
**21.1	Subsidiaries of Coterra Energy Inc.
**23.1	Consent of PricewaterhouseCoopers LLP.
**23.2	Consent of DeGolyer and MacNaughton.
**31.1	302 Certification—Chairman, Chief Executive Officer and President.
**31.2	302 Certification—Executive Vice President and Chief Financial Officer.
**32.1	906 Certification - Chief Executive Officer and Chief Financial Officer
**97	Policy for the Recovery of Erroneously Awarded Compensation.
**99.1	DeGolyer and MacNaughton Report for 2024.
99.2	DeGolyer and MacNaughton Report for 2023 (incorporated herein by reference to Exhibit 99.1 of Coterra’s Annual Report on Form 10-K filed with the SEC on February 23, 2024).
99.3	DeGolyer and MacNaughton Report for 2022 (incorporated herein by reference to Exhibit 99.1 of Coterra’s Annual Report on Form 10-K filed with the SEC on February 27, 2023).
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________

*	Compensatory plan, contract or arrangement.
**	Filed herewith.

ITEM 16.    FORM 10-K SUMMARY
Coterra has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 25, 2025.

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

Signature	Title	Date

/s/ THOMAS E. JORDEN	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2025
Thomas E. Jorden

/s/ SHANNON E. YOUNG III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Shannon E. Young III

/s/ TODD M. ROEMER	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Todd M. Roemer

/s/ DOROTHY M. ABLES	Director	February 25, 2025
Dorothy M. Ables

/s/ ROBERT S. BOSWELL	Lead Director	February 25, 2025
Robert S. Boswell

/s/ AMANDA M. BROCK	Director	February 25, 2025
Amanda M. Brock

/s/ DAN O. DINGES	Director	February 25, 2025
Dan O. Dinges

/s/ PAUL N. ECKLEY	Director	February 25, 2025
Paul N. Eckley

/s/ HANS HELMERICH	Director	February 25, 2025
Hans Helmerich

/s/ LISA A. STEWART	Director	February 25, 2025
Lisa A. Stewart

/s/ FRANCES M. VALLEJO	Director	February 25, 2025
Frances M. Vallejo

/s/ MARCUS A. WATTS	Director	February 25, 2025
Marcus A. Watts