Form 10-Q
period 2025-03-31
Coterra Energy Inc.
filed 2025-05-06
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 763,260,740 shares of common stock, par value $0.10 per share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$186	$2,038
Restricted cash	35	239
Accounts receivable, net	1,139	951
Income taxes receivable	4	20
Inventories	57	46
Other current assets	25	27
Total current assets	1,446	3,321
Properties and equipment, net (Successful efforts method)	22,081	17,890
Other assets	424	414
	$23,951	$21,625

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,180	$833
Accrued liabilities	296	276
Income taxes payable	91	—
Interest payable	41	27
Total current liabilities	1,608	1,136
Long-term debt	4,280	3,535
Deferred income taxes	3,285	3,274
Asset retirement obligations	314	291
Other liabilities	232	259
Total liabilities	9,719	8,495

Commitments and contingencies (Note 8)

Redeemable preferred stock	8	8

Stockholders’ equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2025 and 2024
Issued — 764 shares and 735 shares in 2025 and 2024, respectively	76	74
Additional paid-in capital	7,929	7,179
Retained earnings	6,203	5,857
Accumulated other comprehensive income	16	12
Total stockholders' equity	14,224	13,122
	$23,951	$21,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
OPERATING REVENUES
Oil	$886	$701
Natural gas	898	538
NGL	206	173
Loss on derivative instruments	(112)	—
Other	26	21
	1,904	1,433
OPERATING EXPENSES
Direct operations	216	156
Gathering, processing and transportation	282	250
Taxes other than income	96	74
Exploration	10	5
Depreciation, depletion and amortization	506	432
General and administrative	92	75
	1,202	992
Loss on sale of assets	—	(1)
INCOME FROM OPERATIONS	702	440
Interest expense	53	19
Interest income	(8)	(16)
Income before income taxes	657	437
Income tax expense	141	85
NET INCOME	$516	$352

Earnings per share
Basic	$0.68	$0.47
Diluted	$0.68	$0.47

Weighted-average common shares outstanding
Basic	756	750
Diluted	761	755
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$516	$352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	506	432
Deferred income tax expense (benefit)	11	(22)
Loss on sale of assets	—	1
Loss on derivative instruments	112	—
Net cash (paid) received on settlement of derivative instruments	(22)	26
Amortization of debt premium, discount and debt issuance costs	(3)	(4)
Stock-based compensation and other	15	12
Changes in assets and liabilities:
Accounts receivable, net	(4)	(35)
Income taxes	107	100
Inventories	(8)	7
Other current assets	10	2
Accounts payable and accrued liabilities	(73)	(4)
Interest payable	14	(4)
Other assets and liabilities	(37)	(7)
Net cash provided by operating activities	1,144	856

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(472)	(457)
Capital expenditures for leasehold and property acquisitions	(37)	(1)
Cash consideration paid for business combinations	(3,219)	—
Purchases of short-term investments	—	(250)
Net cash used in investing activities	(3,728)	(708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,000	499
Repayments of debt	(250)	—
Common stock repurchases	(24)	(150)
Dividends paid	(178)	(158)
Tax withholding on vesting of stock awards	(21)	—
Other	1	(6)
Net cash provided by financing activities	528	185

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,056)	333
Cash, cash equivalents and restricted cash, beginning of period	2,277	965
Cash, cash equivalents and restricted cash, end of period	$221	$1,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2024	735	$74	—	$—	$7,179	$12	$5,857	$13,122
Net income	—	—	—	—	—	—	516	516
Issuance of common stock for acquisition	28	2	—	—	783	—	—	785
Stock amortization and vesting	2	—	—	—	(9)	—	—	(9)
Common stock repurchases	—	—	1	(24)	—	—	—	(24)
Common stock retirements	(1)	—	(1)	24	(24)	—	—	—
Cash dividends on common stock at $0.22 per share	—	—	—	—	—	—	(170)	(170)
Other comprehensive income	—	—	—	—	—	4	—	4
Balance at March 31, 2025	764	$76	—	$—	$7,929	$16	$6,203	$14,224

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
Net income	—	—	—	—	—	—	352	352
Stock amortization and vesting	—	—	—	—	15	—	—	15
Common stock repurchases	—	—	6	(157)	—	—	—	(157)
Common stock retirements	(6)	—	(6)	157	(157)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(160)	(160)
Balance at March 31, 2024	745	$75	—	$—	$7,445	$11	$5,558	$13,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Coterra Energy Inc. (the “Company”) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) filed with the SEC. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the Notes to the Consolidated Financial Statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the results that may be expected for the entire year.
From time-to-time, management makes certain reclassifications to prior year statements to conform with the current year presentation. These reclassifications have no impact on previously reported stockholders’ equity, net income or cash flows.
Significant Accounting Policies
Segment Reporting
The Company operates in one reportable operating segment, oil and natural gas development, exploration and production. Refer to Note 1 of the Notes to the Consolidated Financial Statements in the Form 10-K for further information.
2. Acquisitions
Franklin Mountain Energy (“FME”) Acquisition

On January 27, 2025, the Company closed on its acquisition of all of the issued and outstanding equity ownership interests of a group of privately owned oil and gas exploration and production companies with assets and operations in the Delaware Basin of New Mexico (the “FME Interests”) for total consideration of $2.5 billion, subject to certain post-closing adjustments, which included $1.7 billion in cash and the issuance of 28,190,682 shares of the Company’s common stock valued at $785 million based on the closing price of the Company’s common stock on the closing date.
Preliminary Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of the FME Interests were recorded at their respective fair values as of the effective closing date of the acquisition. The purchase price allocation is substantially complete; however, management continues to refine the preliminary valuation of certain assets acquired and liabilities assumed, and may adjust the allocation in subsequent periods. Determining the fair value of the assets and liabilities of the FME Interests requires judgment and certain assumptions to be made. The most significant fair value estimates relate to the valuation of the oil and gas properties and gathering and pipeline systems. Oil and gas properties and gathering and pipeline systems were valued using an income and market approach utilizing Level 3 inputs including internally generated production and development data and estimated price and cost estimates.

The following table represents the preliminary allocation of the total purchase price of the FME Interests to the identifiable assets acquired and liabilities assumed based on the fair values as of the closing date of the acquisition:

(In millions, except shares and share price)	Preliminary Purchase Price Allocation
Consideration:
Coterra common stock issued in exchange for FME equity interests	28,190,682
Coterra common stock closing price on January 27, 2025	$27.83
Total value of Coterra common stock issued	$785
Cash consideration (1) (2)	1,735
Total consideration	$2,520

Assets acquired:
Current assets	$160
Proved oil and gas properties	1,842
Unproved oil and gas properties	583
Gathering and pipeline systems	172
Other assets	6
Total assets acquired	$2,763
Liabilities assumed:
Current liabilities	$221
Asset retirement obligation	13
Other liabilities	9
Total liabilities assumed	$243

Net assets acquired	$2,520
________________________________________________________
(1)Cash consideration included the release of escrow funds in the amount of $107 million. These funds were included in restricted cash in the Condensed Consolidated Balance Sheet as of December 31, 2024.
(2)As of March 31, 2025, cash consideration of $18 million remains unpaid and is included in restricted cash and accounts payable on the Company’s Condensed Consolidated Balance Sheet.
FME Post-Acquisition Operating Results
The FME Interests contributed the following to the Company’s consolidated operating results:

(In millions)	January 28, 2025 through March 31, 2025
Revenue	$165
Net income	$67
Avant Acquisition

On January 17, 2025, the Company closed on the acquisition of certain interests in oil and gas properties located in the Delaware Basin in New Mexico from certain privately owned sellers for total cash consideration of $1.5 billion, subject to certain post-closing adjustments (the “Avant assets”).
Preliminary Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities acquired in the Avant assets acquisition were recorded at their respective fair values as of the closing date of the acquisition. The purchase price allocation is substantially complete; however, management continues to refine the preliminary valuation of certain assets acquired and liabilities assumed, and may adjust the allocation in subsequent periods. Determining the fair value of the assets and liabilities of the Avant assets requires judgment and certain assumptions to be made. The most significant fair value estimates relate to the valuation of the oil and gas properties and gathering and pipeline systems. Oil and gas properties and gathering and pipeline systems were valued using an income and market approach utilizing Level 3 inputs including internally generated production and development data and estimated price and cost estimates.
The following table represents the preliminary allocation of the total purchase price of the Avant assets to the identifiable assets acquired and liabilities assumed based on the fair values as of the closing date of the acquisition:

(In millions)	Preliminary Purchase Price Allocation
Consideration:
Cash consideration (1) (2)	$1,513
Total consideration	$1,513

Assets acquired:
Current assets	$44
Proved oil and gas properties	668
Unproved oil and gas properties	670
Gathering and pipeline systems	161
Other assets	1
Total assets acquired	$1,544
Liabilities assumed:
Current liabilities	$20
Asset retirement obligation	6
Other liabilities	5
Total liabilities assumed	$31

Net assets acquired	$1,513
________________________________________________________
(1)Cash consideration included the release of escrow funds in the amount of $98 million. These funds were included in restricted cash in the Condensed Consolidated Balance Sheet as of December 31, 2024.
(2)As of March 31, 2025, cash consideration of $11 million remains unpaid and is included in restricted cash and accounts payable on the Company’s Condensed Consolidated Balance Sheet.
Avant Post-Acquisition Operating Results
The Avant assets contributed the following to the Company’s consolidated operating results:

(In millions)	January 18, 2025 through March 31, 2025
Revenue	$59
Net income	$22
Combined Unaudited Pro Forma Financial Information
The results of operations of the FME Interests and Avant assets have been included in the Company’s condensed consolidated financial statements since the closing date of the acquisitions. The following supplemental pro forma financial information for the three months ended March 31, 2025 and 2024 have been prepared to give effect to the acquisitions of the FME Interests and the Avant assets as if they had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisitions or any estimated costs that have been or will be incurred by the Company to integrate the FME Interests and Avant assets.
The pro forma financial information is not necessarily indicative of the results that might have occurred had the transactions actually taken place on January 1, 2024 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors.
The following table represents the pro forma effect on the Company of the FME and Avant acquisitions as if they had occurred on January 1, 2024:

	Three Months Ended March 31,
(In millions, except per share information)	2025	2024
Pro forma revenue	$1,996	$1,713
Pro forma net income	$547	$431
Other Information
In connection with the FME and Avant acquisitions, the Company recognized $13 million of transaction costs for the three months ended March 31, 2025. These costs are primarily related to integration costs, advisory and legal fees and are included in G&A expense in the condensed consolidated financial statements.
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	March 31, 2025	December 31, 2024
Proved oil and gas properties	$24,931	$21,765
Unproved oil and gas properties	5,255	4,105
Gathering and pipeline systems	981	620
Land, buildings and other equipment	230	213
Finance lease right-of-use asset	29	26
	31,426	26,729
Accumulated DD&A	(9,345)	(8,839)
	$22,081	$17,890
Capitalized Exploratory Well Costs
As of and for the three months ended March 31, 2025, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

4. Long-Term Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt:

(In millions)	March 31, 2025	December 31, 2024
Private placement senior notes:
3.77% senior notes due September 18, 2026	$250	$250
Senior notes:
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	500
5.40% senior notes due February 15, 2035	750	750
5.90% senior notes due February 15, 2055	750	750
Term loan:
Tranche A term loan due January 27, 2027	250	—
Tranche B term loan due January 17, 2028	500	—
	4,250	3,500
Unamortized debt premium	64	69
Unamortized debt discount	(10)	(10)
Unamortized debt issuance costs	(24)	(24)
Long-term debt	$4,280	$3,535

As of March 31, 2025, the Company was in compliance with all financial covenants for its term loan, revolving credit agreement, and 3.77% private placement senior notes.
As of March 31, 2025, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $2.0 billion.
Term Loan
In December 2024, the Company entered into a delayed draw term loan credit agreement with Toronto Dominion (Texas), LLC, as administrative agent, and certain other lenders and issuing banks (the “Term Loan”), which consists of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. In January 2025, the Company borrowed $500 million under the Tranche A Term Loan to partially fund the FME Interests acquisition and $500 million under the Tranche B Term Loan to partially fund the Avant assets acquisition. During the first quarter of 2025, the Company repaid $250 million of the Tranche A Term Loan.
During the three months ended March 31, 2025, the weighted-average effective interest rate on the Company’s Term Loan was approximately 6 percent. As of March 31, 2025, the effective interest rate on the Company’s Term Loan was approximately 6 percent.

5. Derivative Instruments
As of March 31, 2025, the Company had the following outstanding financial commodity derivatives:

	2025			2026
Oil	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	5,096	4,232	4,232	900	910	920	920
Weighted average floor ($/Bbl)	$61.79	$61.63	$61.63	$62.50	$62.50	$62.50	$62.50
Weighted average ceiling ($/Bbl)	$79.36	$78.64	$78.64	$69.40	$69.40	$69.40	$69.40

WTI-NYMEX oil swaps
Volume (MBbl)	1,729	1,748	1,748	900	910	920	920
Weighted average price ($/Bbl)	$69.18	$69.18	$69.18	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps
Volume (MBbl)	6,370	5,520	5,520	1,800	1,820	1,840	1,840
Weighted average differential ($/Bbl)	$1.07	$1.02	$1.02	$0.95	$0.95	$0.95	$0.95

	2025			2026
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	72,800,000	73,600,000	73,600,000	67,500,000	40,950,000	41,400,000	41,400,000
Weighted average floor ($/MMBtu)	$3.01	$3.01	$3.01	$2.97	$3.11	$3.11	$3.11
Weighted average ceiling ($/MMBtu)	$4.82	$4.82	$5.75	$6.62	$5.93	$5.93	$5.93

Transco Leidy gas basis swaps
Volume (MMBtu)	18,200,000	18,400,000	18,400,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.70)	$(0.70)	$(0.70)	—	—	—	—

Transco Zone 6 Non-NY gas basis swaps
Volume (MMBtu)	18,200,000	18,400,000	18,400,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.49)	$(0.49)	$(0.49)	—	—	—	—

In April 2025, the Company entered into the following financial commodity derivatives:

	2025			2026
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	9,150,000	13,800,000	13,800,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average floor ($/MMBtu)	$3.50	$3.50	$3.50	$3.50	$3.50	$3.50	$3.50
Weighted average ceiling ($/MMBtu)	$5.21	$5.21	$5.21	$5.24	$5.24	$5.24	$5.24

Waha gas basis swaps
Volume (MMBtu)	9,150,000	13,800,000	13,800,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average differential ($/MMBtu)	$(2.05)	$(2.05)	$(2.05)	$(1.86)	$(1.86)	$(1.86)	$(1.86)
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Commodity contracts	Other current assets	$4	$12	$—	$—
Commodity contracts	Accrued liabilities	—	—	96	17
Commodity contracts	Other assets	3	—	—	—
Commodity contracts	Other liabilities	—	—	10	4
		$7	$12	$106	$21
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	March 31, 2025	December 31, 2024
Derivative assets
Gross amounts of recognized assets	$49	$26
Gross amounts offset in the condensed consolidated balance sheet	(42)	(14)
Net amounts of assets presented in the condensed consolidated balance sheet	7	12
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	1	—
Net amount	$8	$12

Derivative liabilities
Gross amounts of recognized liabilities	$148	$35
Gross amounts offset in the condensed consolidated balance sheet	(42)	(14)
Net amounts of liabilities presented in the condensed consolidated balance sheet	106	21
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$106	$21

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In millions)	2025	2024
Cash (paid) received on settlement of derivative instruments
Oil contracts	$(5)	$(1)
Gas contracts	(17)	27
Non-cash gain (loss) on derivative instruments
Oil contracts	5	(33)
Gas contracts	(95)	7
	$(112)	$—
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2025
Assets
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	5	44	49
	$17	$5	$44	$66
Liabilities
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	2	146	148
	$17	$2	$146	$165

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	26	26
	$17	$—	$26	$43
Liabilities
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	35	35
	$17	$—	$35	$52
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In millions)	2025	2024
Balance at beginning of period	$(9)	$92
Total loss included in earnings	(112)	—
Settlement (gain) loss	19	(26)
Balance at end of period	$(102)	$66

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$(93)	$(1)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. In January 2025, the Company completed the FME and Avant acquisitions and recorded the assets acquired and liabilities assumed at fair value. The most significant fair value determinations for non-financial assets and liabilities are related to oil and gas properties and gathering and pipeline systems acquired. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2025, additional disclosures were not required.
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
The fair value of the Company’s senior notes is based on quoted market prices, which is classified as Level 1 in the fair value hierarchy. The fair value of the Company’s private placement senior notes is based on third-party quotes which are derived from credit spreads for the difference between the issue rate and the period end market rate and other unobservable inputs. The Company’s private placement senior notes are valued using a market approach and are classified as Level 3 in the fair value hierarchy. The fair value of the Company’s Term Loan approximates the carrying value as the interest rates are variable and reflective of market rates. The Company’s Term Loan is classified as Level 1 in the fair value hierarchy.

The carrying amount and estimated fair value of debt are as follows:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,280	$4,159	$3,535	$3,395
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

(In millions)	Three Months Ended March 31, 2025
Balance at beginning of period	$302
Liabilities incurred	3
Liabilities assumed in acquisitions	19
Accretion expense	3
Balance at end of period	327
Less: current asset retirement obligations	(13)
Noncurrent asset retirement obligations	$314
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
Legal Matters
Securities Litigation
In October 2020, a stockholder derivative action styled Ezell v. Dinges, et. al. (U.S. District Court, Middle District of Pennsylvania) was filed against Messrs. Dinges and Schroeder and the Board of Directors of the Company serving at that time. Several additional derivative complaints were also filed and have been consolidated with the Ezell lawsuit, which was later transferred to the U.S. District Court for the Southern District of Texas. The most recent consolidated amended derivative complaint asserted claims for alleged securities violations under Section 10(b) and Section 21D of the Securities Exchange Act of 1934, as amended, as well as claims based on alleged breaches of fiduciary duty and statutory contribution theories. In January 2024, the court issued an order and final judgment granting the Company’s and defendants’ motion to dismiss and dismissing the consolidated derivative case in its entirety with prejudice. The derivative plaintiffs filed a notice of appeal regarding the final judgment in February 2024, with oral arguments heard by the Fifth Court of Appeals on February 3, 2025. The Company intends to vigorously defend any further proceedings in the derivative lawsuit.
In March 2024, one of the plaintiffs in the above consolidated derivative action served a demand letter on the Company’s current Board of Directors. The letter demanded that the Board of Directors pursue legal claims against various current and former officers and directors of the Company based on similar factual allegations as contained in the corresponding securities class action (that was settled in late 2024) and consolidated stockholder derivative action described above. In June 2024, the individual who made the demand filed a stockholder derivative lawsuit styled Fischer v. Dinges et. al. (U.S. District Court, Southern District of Texas). The Board of Directors formed a committee to advise it in addressing each of the demands and the lawsuit. In April 2025, the committee advised counsel for the stockholders, who served the demand letters, that it had concluded its investigation, that it had determined that pursuing the claims asserted in the demands would not serve the Company’s interests, and that the committee was therefore rejecting the demands. The Company intends to move for dismissal of the Fischer action based on the committee’s determination.
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
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended March 31,
(In millions)	2025	2024
Oil	$886	$701
Natural gas	898	538
NGL	206	173
Other	26	21
	$2,016	$1,433
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the U.S.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2025, the Company had $5.9 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 14 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $940 million and $820 million as of March 31, 2025 and December 31, 2024, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of March 31, 2025, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Capital Stock
Issuance of Common Stock
Upon the closing of the acquisition of the FME Interests in January 2025, the Company issued 28,190,682 shares of its common stock to the sellers of the FME Interests. The shares were valued at $785 million based on the closing price of the stock on the date of issuance. The shares are unregistered and subject to a registration rights agreement that requires the Company to file a registration statement with the SEC no later than 120 days after closing of the transaction.
Dividends
Common Stock
In February 2025, the Company’s Board of Directors approved an increase in its base quarterly dividend from $0.21 per share to $0.22 per share beginning in the first quarter of 2025.

The following table summarizes the dividends the Company has paid on its common stock during the three months ended March 31, 2025 and 2024:

	Base Rate Per Share (1)	Total Dividends Paid (In millions)
2025
First quarter	$0.22	$170
	$0.22	$170
2024
First quarter	$0.21	$160
	$0.21	$160

________________________________________________________
(1)    Increases to the Company’s base dividends were previously approved by the Company’s Board of Directors in the February meeting of the respective year presented.

Treasury Stock
During the three months ended March 31, 2025 and 2024, the Company repurchased and retired 1 million shares for $24 million and 6 million shares for $157 million, respectively. As of March 31, 2025, the Company had $1.1 billion remaining under its current share repurchase program.
11. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Restricted stock units - employees and non-employee directors	$11	$9
Restricted stock awards	—	1
Performance share awards	5	3
Total stock-based compensation expense	$16	$13
Income tax benefit	$14	$—
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units - Employees
During the three months ended March 31, 2025, the Company granted 631,361 restricted stock units to employees of the Company with a weighted average grant date value of $28.67 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three-year service period. The Company assumed a zero to five percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for awards granted in 2025 based on the Company’s actual forfeiture history and expectations for this type of award.
During the three months ended March 31, 2025, 892,142 restricted stock units granted in 2022 vested. The weighted average grant date value was $23.33 per unit.
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the three months ended March 31, 2025, the Company granted 579,476 TSR Performance Share Awards, which are earned or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2025 and ends on January 31, 2028.

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
The following assumptions were used to determine the grant date fair value of the equity component and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date
	February 19, 2025	March 31, 2025
Fair value per performance share award	$21.49	$9.81 - $12.22
Assumptions:
Stock price volatility	33.8%	24.4% - 31.0%
Risk-free rate of return	4.25%	3.85% - 4.05%
During the three months ended March 31, 2025, the stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk-free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date.
In January 2025, the performance period ended for the TSR Performance Share Awards that were granted in 2022, and 1,103,157 shares with a grant date fair value of $20 million vested based on the Company’s ranking relative to a predetermined peer group. Cash payments associated with these awards of approximately $1 million were also made in February 2025. The calculation of the award payout was certified by the Compensation Committee of the Board of Directors on February 10, 2025.
12. Earnings per Share
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
The following is a calculation of basic and diluted net earnings per share under the two-class method:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Income (Numerator)
Net income	$516	$352
Less: dividends attributable to participating securities	—	—
Net income available to common stockholders	$516	$352

Shares (Denominator)
Weighted average shares - Basic	756	750
Dilution effect of stock awards at end of period	5	5
Weighted average shares - Diluted	761	755

Earnings per share
Basic	$0.68	$0.47
Diluted	$0.68	$0.47

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In millions)	2025	2024
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—
13. Restructuring Costs
Restructuring costs are primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Coterra Energy Operating Co (formerly known as Cimarex Energy Co.) that closed on October 1, 2021. The following table summarizes the Company’s restructuring liabilities:

	Three Months Ended March 31,
(In millions)	2025	2024
Balance at beginning of period	$13	$47
Reductions related to severance payments	(6)	(11)
Balance at end of period	$7	$36
14. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	March 31, 2025	December 31, 2024
Accounts receivable, net
Trade accounts	$940	$820
Joint interest accounts	196	133
Other accounts	5	—
	1,141	953
Allowance for credit losses	(2)	(2)
	$1,139	$951
Inventories
Tubular goods and well equipment	$41	$33
Commodity inventory	16	13
	$57	$46
Other current assets
Prepaid balances	$21	$14
Derivative instruments	4	12
Other accounts	—	1
	$25	$27
Other assets
Deferred compensation plan	$17	$17
Debt issuance costs	10	10
Operating lease right-of-use assets	224	251
Derivative instruments	3	—
Other accounts	170	136
	$424	$414

(In millions)	March 31, 2025	December 31, 2024
Accounts payable
Trade accounts	$144	$59
Royalty and other owners	473	402
Accrued gathering, processing and transportation	92	85
Accrued capital costs	260	177
Taxes other than income	71	37
Accrued lease operating costs	75	48
Other accounts	65	25
	$1,180	$833
Accrued liabilities
Employee benefits	$43	$76
Taxes other than income	14	46
Restructuring liabilities	7	13
Derivative instruments	96	17
Operating lease liabilities	115	115
Financing lease liabilities	9	7
Other accounts	12	2
	$296	$276
Other liabilities
Deferred compensation plan	$17	$17
Postretirement benefits	10	16
Derivative instruments	10	4
Operating lease liabilities	118	145
Other accounts	77	77
	$232	$259
15. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended March 31,
(In millions)	2025	2024
Interest Expense
Interest expense	$55	$22
Debt (premium) discount amortization, net	(5)	(5)
Debt issuance cost amortization	2	1
Other	1	1
	$53	$19
16. Supplemental Cash Flow Information

(In millions)	March 31, 2025	December 31, 2024
Non-cash activity
Issuance of common stock for FME Interests	$785	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” the “Company,” “our,” “we” and “us”) for the three month periods ended March 31, 2025 and 2024 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 25, 2025 (our “Form 10-K”).
For the abbreviations and definitions of certain terms commonly used in the oil and gas industry, please see the “Glossary of Certain Oil and Gas Terms” included within our Form 10-K.
OVERVIEW
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 reflect the following:
•Net income increased $164 million from $352 million, or $0.47 per share, in 2024 to $516 million, or $0.68 per share, in 2025.
•Net cash provided by operating activities increased $288 million, from $856 million in 2024 to $1.1 billion in 2025.
•Equivalent production increased 4.8 MMBoe from 62.4 MMBoe, or 686.1 MBoe per day, in 2024 to 67.2 MMBoe, or 746.8 MBoe per day, in 2025.
◦Oil production increased 3.4 MMBbl from 9.3 MMBbl, or 102.5 MBbl per day, in 2024 to 12.7 MMBbl, or 141.2 MBbl per day, in 2025.
◦Natural gas production increased 4.5 Bcf from 269.4 Bcf, or 2,960.1 MMcf per day, in 2024 to 273.9 Bcf, or 3,043.8 MMcf per day, in 2025.
◦NGL volumes increased 0.6 MMBbl from 8.2 MMBbl, or 90.2 MBbl per day, in 2024 to 8.8 MMBbl, or 98.3 MBbl per day, in 2025.
•Average realized prices (including impact of derivatives):
◦Oil was $69.30 per Bbl in 2025, eight percent lower than the $75.00 per Bbl realized in 2024.
◦Natural gas was $3.21 per Mcf in 2025, 53 percent higher than the $2.10 per Mcf realized in 2024.
◦NGL price was $23.23 per Bbl in 2025, ten percent higher than the $21.09 per Bbl realized in 2024.
•Total capital expenditures for drilling, completion and other fixed assets were $552 million in 2025 compared to $450 million in the corresponding period of the prior year.
Other financial highlights for the three months ended March 31, 2025 include the following:
•Closed two acquisitions in January 2025 in the Delaware Basin in New Mexico for total consideration of $3.2 billion in cash and the issuance of 28,190,682 shares of our common stock valued at $785 million based on the closing price of our common stock on the closing date.
•Increased our quarterly base dividend from $0.21 per share to $0.22 per share in February 2025.
•Repurchased 1 million shares for $24 million.
Market Conditions and Commodity Prices
Our financial results depend on many factors, particularly commodity prices and our ability to find and develop oil and gas reserves and market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which can be impacted by pipeline capacity constraints, inventory storage levels, basis differentials, weather conditions, and geopolitical, economic and other factors.

While oil prices were relatively steady in 2024, prices have begun to decline in 2025, with the largest decline occurring in April 2025 in both spot and forward pricing. Global oil demand has been projected by some, including the International Energy Agency, to be adversely impacted by escalating trade tensions as a result of U.S. economic policy, including tariffs and retaliatory tariffs. However, these forecasts are subject to volatile market conditions, including as a result of changing U.S. and international trade policy. OPEC+ also recently announced both production cuts and increased production quotas. The impacts of these changes remain to be seen.
Natural gas prices increased in early 2025 but have subsequently begun to trend down, due in part to warmer temperatures and record high domestic production. Additionally, shifting U.S. and international trade policy and uncertainty related thereto, including potential retaliatory tariffs on U.S. exports of LNG, have created further uncertainty in natural gas pricing looking forward. Meanwhile, basis differentials have persisted in the U.S., with prices at the Waha Hub in the Permian Basin particularly depressed due to oversupply and turning negative in March 2025 before increasing again in April 2025. Despite these headwinds, we expect natural gas prices overall to be stronger in 2025 compared to 2024.
In recent months, the potential for increasing tariffs has emerged as a contributing factor to increased volatility in commodity markets and uncertainty in the general economic outlook. Higher tariffs could result in increased costs of materials used in our operations, less ready access to capital markets or less favorable general economic conditions. The uncertainty surrounding tariff policies has led to fluctuations in commodity prices which could impact our ability to forecast future results. We are continuing to monitor developments related to tariff policies.
Although the current outlook on oil and natural gas prices is generally favorable and our operations have not been significantly impacted in the short-term, in the event further disruptions occur or the current market volatility and U.S. and international economic policy uncertainty continues for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may increase. We expect commodity price volatility to continue, including as a result of U.S. and international economic policy (such as tariffs or retaliatory tariffs), actions of OPEC+ (including the ability of OPEC+ to successfully coordinate production quotas) and potentially swift near- and medium-term fluctuations in supply and demand, including potential changes to drilling and capital programs in the short term by U.S. producers. While we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs significantly increase from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
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
Outlook
Our 2025 full year capital program is expected to be in the range of approximately $2.0 billion to $2.3 billion. We expect to fund these capital expenditures with our operating cash flow. We expect to turn-in-line 175 to 205 total net wells in 2025 across our three operating regions. We expect to invest approximately 67 percent of our capital expenditures in the Permian Basin, 14 percent in the Marcellus Shale, 11 percent in the Anadarko Basin and the remaining eight percent for gathering systems infrastructure, saltwater disposal and other capital expenditures.
In 2024, we drilled 313 gross wells (159.4 net) and turned-in-line 294 gross wells (153.0 net). For the three months ended March 31, 2025, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 50.7 net wells and turned in line 37.3 net wells. Our capital program for the remainder of 2025 will focus on execution of our 2025 plan presented in our annual guidance. In the normal course of our business, we will continue to assess the oil and natural gas price macro environments and may adjust our capital allocation accordingly.

FINANCIAL CONDITION
Liquidity and Capital Resources
We strive to maintain an adequate liquidity level to address commodity price volatility and risk. Our liquidity requirements consist primarily of our planned capital expenditures (including acquisitions), payment of contractual obligations (including debt maturities and interest payments), working capital requirements, dividend payments and share repurchases. Although we have no obligation to do so, we may also from time-to-time refinance or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise.
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand. However, from time-to-time, our investments may be funded by bank borrowings (including draws on our revolving credit agreement), sales of assets, and private or public financing based on our monitoring of capital markets and our balance sheet. While there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our debt rating falls below a certain level, a change in our debt rating could adversely impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit agreement. As of the date hereof, our debt is currently rated as investment grade by the three leading ratings agencies. For more on the impact of credit ratings on our interest rates and fees for unused commitments under our revolving credit agreement, see Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K. We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement, we have the ability to finance our spending plans over the next 12 months and, based on current expectations, for the longer term.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. As of March 31, 2025, we had a working capital deficit of $162 million, primarily due to a lower cash position compared to prior periods as a result of funding the purchase price of the FME and Avant acquisitions that closed in January 2025. As of December 31, 2024, we had a working capital surplus of $2.2 billion. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements over the next 12 months.
As of March 31, 2025, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $2.0 billion, and we had unrestricted cash on hand of $186 million.
Our revolving credit agreement and term loan include a covenant potentially limiting our borrowing capacity as determined by our leverage ratio. As of March 31, 2025, we were in compliance with all financial covenants applicable to our revolving credit agreement, term loan and private placement senior notes. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements in this report and Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K for further details.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,		Variance
(In millions)	2025	2024	Amount	Percent
Cash flows provided by operating activities	$1,144	$856	$288	34%
Cash flows used in investing activities	(3,728)	(708)	(3,020)	427%
Cash flows provided by financing activities	528	185	343	185%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,056)	$333	$(2,389)	(717)%
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. As discussed above, commodity prices have historically been volatile. Fluctuations in cash flow may result in an increase or decrease in our planned capital expenditures.
Net cash provided by operating activities for the three months ended March 31, 2025 increased by $288 million compared to the same period in 2024. This increase was primarily due to higher oil, natural gas and NGL revenues driven by higher production from our FME and Avant acquisitions that closed in January 2025, partially offset by an increase in operating costs, a decrease in cash received on derivative settlements and negative impacts from working capital changes during the first three months of 2025.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $3.0 billion for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to $3.2 billion of cash consideration paid for business combinations and $51 million higher cash paid for capital expenditures, partially offset by a decrease of $250 million of short-term investments in 2025 compared to 2024.
Financing Activities. Cash flows provided by financing activities increased by $343 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to $501 million higher proceeds from the funding of our term loan in 2025 and $126 million lower common stock repurchases. These increases were partially offset by $250 million higher repayments of debt due to repayments of our term loan and $20 million of higher dividend payments.
Capitalization
Information about our capitalization is as follows:

(Dollars in millions)	March 31, 2025	December 31, 2024
Long-term debt (1)	$4,280	$3,535
Stockholders’ equity	14,224	13,122
Total capitalization	$18,504	$16,657
Debt to total capitalization	23%	21%
Cash and cash equivalents	$186	$2,038
________________________________________________________
(1) There were no borrowings outstanding under our revolving credit agreement as of March 31, 2025 and December 31, 2024.
Share repurchases. During the three months ended March 31, 2025, we repurchased and retired 1 million shares of our common stock for $24 million. We repurchased and retired 6 million shares of our common stock for $157 million during the three months ended March 31, 2024.
Dividends. In February 2025, our Board of Directors approved an increase in the base quarterly dividend from $0.21 per share to $0.22 per share.
The following table summarizes our dividends on our common stock for the three months ended March 31, 2025 and 2024:

	Base Rate Per Share	Total Dividends (In millions)
2025
First quarter	$0.22	$170
2024
First quarter	$0.21	$160
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash flow provided by operating activities, and, if required, borrowings under our revolving credit agreement and the issuance of our common stock. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In millions)	2025	2024
Acquisitions
Proved oil and gas properties	$2,510	$—
Unproved oil and gas properties	1,253	—
Gathering and pipeline systems	333	—
	$4,096	$—

Capital expenditures:
Drilling and facilities	$512	$420
Pipeline and gathering	29	27
Other	11	3
Capital expenditures for drilling, completion and other fixed asset additions	552	450
Capital expenditures for leasehold and property acquisitions	37	1
Exploration expenditures (1)	10	5
	$599	$456
________________________________________________________
(1)There were no exploratory dry hole costs for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 50.7 net wells and turned-in-line 37.3 net wells. We continue to expect that our full-year 2025 capital program will be approximately $2.0 billion to $2.3 billion. Refer to “Outlook” above for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.
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
Purchase Accounting
From time-to-time, we may acquire assets and assume liabilities in transactions accounted for as business combinations, such as the FME and Avant acquisitions. In connection with the FME and Avant acquisitions, we allocated the purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates of the respective acquisition.
We made a number of assumptions in estimating the fair value of assets acquired and liabilities assumed in the FME and Avant acquisitions. The most significant assumptions related to the fair value estimates of proved and unproved oil and gas properties, which were recorded at a total fair value of $3.8 billion. Since sufficient market data was not available regarding the fair values of the acquired proved and unproved oil and gas properties, we prepared our estimates using discounted cash flows and engaged third-party valuation experts. Significant judgments and assumptions are inherent in these estimates and include, among other things, estimates of reserve quantities and production volumes, future commodity prices and price differentials, expected development costs, lease operating costs, reserve risk adjustment factors and an estimate of an applicable market participant discount rate that reflects the risk of the underlying cash flow estimates.
Estimated fair values assigned to assets acquired can have a significant impact on future results of operations, as presented in our financial statements. Fair values are based on estimates of future commodity prices and price differentials, reserve quantities and production volumes, development costs and lease operating costs. In the event that future commodity prices or reserve quantities or production volumes are significantly lower than those used in the determination of fair value as of the closing dates of the acquisitions, the likelihood increases that certain costs may be determined to be unrecoverable.
In addition to the fair value of proved and unproved oil and gas properties, other significant fair value assessments for the assets acquired and liabilities assumed in the FME and Avant acquisitions relate to gathering and pipeline systems. We prepared estimates and engaged third-party valuation experts to assist in the valuation of certain other assets, which required significant judgments and assumptions inherent in the estimates and included projected cash flows and comparable companies’ cash flow multiples.
RESULTS OF OPERATIONS
First Three Months of 2025 and 2024 Compared
Operating Revenues

	Three Months Ended March 31,		Variance
(In millions)	2025	2024	Amount	Percent
Oil	$886	$701	$185	26%
Natural gas	898	538	360	67%
NGL	206	173	33	19%
Loss on derivative instruments	(112)	—	(112)	100%
Other	26	21	5	24%
	$1,904	$1,433	$471	33%
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

	Three Months Ended March 31,		Variance
	2025	2024	Amount	Percent
Production Volumes
Oil (MMBbl)	12.7	9.3	3.4	37%
Natural gas (Bcf)	273.9	269.4	4.5	2%
NGL (MMBbl)	8.8	8.2	0.6	7%
Equivalents (MBoe)	67.2	62.4	4.8	8%

Average Daily Production Volumes
Oil (MBbl)	141.2	102.5	38.7	38%
Natural gas (MMcf)	3,043.8	2,960.1	83.7	3%
NGL (MBbl)	98.3	90.2	8.1	9%
Equivalents (MBoe)	746.8	686.1	60.7	9%

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$69.73	$75.16	$(5.43)	(7)%
Natural gas ($/Mcf)	$3.28	$2.00	$1.28	64%
NGL ($/Bbl)	$23.23	$21.09	$2.14	10%
Including Derivative Settlements
Oil ($/Bbl)	$69.30	$75.00	$(5.70)	(8)%
Natural gas ($/Mcf)	$3.21	$2.10	$1.11	53%
NGL ($/Bbl)	$23.23	$21.09	$2.14	10%

Oil Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	12.7	9.3	3.4	37%	$254
Price ($/Bbl)	$69.73	$75.16	$(5.43)	(7)%	(69)
					$185
Oil revenues increased $185 million primarily due to higher production in the Permian and Anadarko Basins, partially offset by lower oil prices. Production increased due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 as well as higher production from legacy properties.
Natural Gas Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (Bcf)	273.9	269.4	4.5	2%	$9
Price ($/Mcf)	$3.28	$2.00	$1.28	64%	351
					$360
Natural gas revenues increased $360 million primarily due to significantly higher natural gas prices and higher production in the Permian and Anadarko Basins, partially offset by lower production in the Marcellus Shale. Production increased due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 as well as higher production from legacy properties in the Permian and Anadarko Basins. The decrease in production in the Marcellus Shale was due to a decrease in drilling and completion activity in 2024 which resulted in a decline in production.
NGL Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	8.8	8.2	0.6	7%	$14
Price ($/Bbl)	$23.23	$21.09	$2.14	10%	19
					$33
NGL revenues increased $33 million primarily due to higher NGL prices and higher volumes in the Permian and Anadarko Basins.
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
The following table presents the components of “Loss on derivative instruments” for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2024
Cash (paid) received on settlement of derivative instruments
Oil contracts	$(5)	$(1)
Gas contracts	(17)	27
Non-cash gain (loss) on derivative instruments
Oil contracts	5	(33)
Gas contracts	(95)	7
	$(112)	$—
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with volume and commodity mix, some are a function of the number of wells we own and operate, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our costs for services, labor and supplies stabilized in 2024 despite on-going demand and the latent effects of inflation and supply chain disruptions. In January 2025 with the completion of the FME and Avant acquisitions, we expanded our operations in the Permian Basin.

The following table reflects our operating costs and expenses for the periods indicated and a discussion of the operating costs and expenses follows:

	Three Months Ended March 31,		Variance		Per Boe
(In millions, except per Boe)	2025	2024	Amount	Percent	2025	2024
Operating Expenses
Direct operations	$216	$156	$60	38%	$3.21	$2.50
Gathering, processing and transportation	282	250	32	13%	4.20	4.00
Taxes other than income	96	74	22	30%	1.43	1.19
Exploration	10	5	5	100%	0.15	0.07
Depreciation, depletion and amortization	506	432	74	17%	7.53	6.92
General and administrative	92	75	17	23%	1.37	1.21
	$1,202	$992	$210	21%	$17.89	$15.89
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended March 31,			Per Boe
(In millions, except per Boe)	2025	2024	Variance	2025	2024
Direct Operations
Lease operating expense	$189	$130	$59	$2.81	$2.08
Workover expense	27	26	1	0.40	0.42
	$216	$156	$60	$3.21	$2.50
Lease operating expense increased primarily due to higher production levels and higher costs in the Permian Basin driven in part by the acquisition of FME and Avant assets which have higher lifting costs than our legacy wells.
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
Gathering, processing and transportation costs increased $32 million, primarily due to higher production and transportation rates in the Permian and Anadarko Basins. Higher Permian Basin production was driven in part by the FME and Avant acquisitions.
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

The following table presents taxes other than income for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Taxes Other than Income
Production	$79	$54	$25
Drilling impact fees	5	5	—
Ad valorem	12	17	(5)
Other	—	(2)	2
	$96	$74	$22
Production taxes as percentage of revenue (Permian and Anadarko Basins)	6.3%	5.7%
Taxes other than income increased $22 million primarily due to an increase in our production taxes, which increased primarily due to higher production in the Permian and Anadarko Basins. Higher production in the Permian Basin was driven in part by the FME and Avant acquisitions.
Ad valorem taxes decreased $5 million primarily due to a reduction in property valuations beginning in second quarter of 2024.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Three Months Ended March 31,			Per BOE
(In millions, except per Boe)	2025	2024	Variance	2025	2024
DD&A Expense
Depletion	$467	$399	$68	$6.95	$6.39
Depreciation	23	18	5	0.35	0.29
Amortization of unproved properties	13	12	1	0.19	0.19
Accretion of ARO	3	3	—	0.04	0.05
	$506	$432	$74	$7.53	$6.92
Depletion of our producing properties is computed on a field basis using the unit-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depends upon the assumed realized sales price for future production. Therefore, fluctuations in oil and natural gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $68 million primarily due to a higher depletion rate and an increase in production. Our depletion rate increased primarily due to the increase in value of our oil and gas properties related to assets acquired from FME and Avant, which were recorded at fair value. The depletion rate also increased due to a shift in our production mix to fields with higher depletion rates and changes in our year-end reserves estimates.
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
The table below reflects our G&A expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
G&A Expense
General and administrative expense	$76	$62	$14
Stock-based compensation expense	16	13	3
	$92	$75	$17
G&A expense, excluding stock-based compensation expense, increased $14 million primarily due to acquisition and transition costs associated with the FME and Avant acquisitions completed in January 2025 and increased employee-related costs, partially offset by the recognition of certain long-term commitments for community outreach and charitable contributions that were accrued in 2024.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Interest Expense
Interest expense	$55	$22	$33
Debt premium and discount amortization, net	(5)	(5)	—
Debt issuance cost amortization	2	1	1
Other	1	1	—
	$53	$19	$34
Interest expense increased $34 million primarily due to an increase of $33 million related to interest on debt balances. This increase was primarily due to the issuance of $500 million of 5.60% senior notes in early March 2024, $750 million of 5.40% senior notes in December 2024, $750 million of 5.90% senior notes in December 2024 and $1.0 billion of term loans issued in January 2025 to fund the FME and Avant acquisitions. These increases were partially offset by the repayment of $575 million related to the 3.65% weighted-average private placement senior notes in September 2024.
Interest Income
Interest income decreased $8 million due to lower cash balances during the first quarter ended March 31, 2025 compared to 2024 and a decrease in interest earned on maturity of our higher interest rate short-term investment balances in September 2024.

Income Tax Expense

	Three Months Ended March 31,
(In millions)	2025	2024	Variance
Income Tax Expense
Current tax expense	$130	$107	$23
Deferred tax expense (benefit)	11	(22)	33
	$141	$85	$56
Combined federal and state effective income tax rate	21.4%	19.5%
Income tax expense increased $56 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to higher pre-tax income and a higher effective tax rate. The effective tax rate increased due to differences in permanent book-to-tax adjustments and non-recurring discrete items recorded during the three months ended March 31, 2025 and 2024.
Forward-Looking Information
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited, statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, the impact of tariffs, timing and amount of capital expenditures and other statements that are not historical facts contained in this report. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, changes in U.S. and international economic policy (including tariffs and retaliatory tariffs and the impacts thereof), actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas, impacts of inflation, labor shortages and economic disruption, geopolitical disruptions such as the war in Ukraine or the conflict in the Middle East or further escalation thereof, results of future drilling and marketing activities (including seismicity and similar data), future production and costs, legislative and regulatory initiatives, electronic, cyber or physical security breaches, the impact of public health crises, including pandemics and epidemics and any related company or governmental policies or actions, and other factors detailed herein and in our other SEC filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. Except as otherwise indicated, the following quantitative and qualitative information is provided about financial instruments to which we were party as of March 31, 2025 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
Derivative Instruments and Risk Management Activities
Our commodity price risk management strategy is designed to reduce the risk of commodity price volatility for our production in the oil and natural gas markets through the use of financial commodity derivatives. A committee that consists of members of senior management oversees these risk management activities. Our financial commodity derivatives generally cover a portion of our production and, while protecting us in the event of price declines, limit the benefit to us in the event of price increases. Further, if any of our counterparties defaulted, this protection might be limited as we might not receive the full benefit of our financial commodity derivatives. Please read the discussion below as well as Note 5 in this Form 10-Q and Note 5 of the Notes to the Consolidated Financial Statements in our Form 10-K for a more detailed discussion of our derivatives.
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
As of March 31, 2025, we had the following outstanding financial commodity derivatives:

	2025			2026				Fair Value Asset (Liability) (in millions)
Oil	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars								$9
Volume (MBbl)	5,096	4,232	4,232	900	910	920	920
Weighted average floor ($/Bbl)	$61.79	$61.63	$61.63	$62.50	$62.50	$62.50	$62.50
Weighted average ceiling ($/Bbl)	$79.36	$78.64	$78.64	$69.40	$69.40	$69.40	$69.40

WTI-NYMEX oil swaps								3
Volume (MBbl)	1,729	1,748	1,748	900	910	920	920
Weighted average price ($/Bbl)	$69.18	$69.18	$69.18	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps								(2)
Volume (MBbl)	6,370	5,520	5,520	1,800	1,820	1,840	1,840
Weighted average differential ($/Bbl)	$1.07	$1.02	$1.02	$0.95	$0.95	$0.95	$0.95
								$10

	2025			2026				Fair Value Asset (Liability) (in millions)
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars								$(141)
Volume (MMBtu)	72,800,000	73,600,000	73,600,000	67,500,000	40,950,000	41,400,000	41,400,000
Weighted average floor ($/MMBtu)	$3.01	$3.01	$3.01	$2.97	$3.11	$3.11	$3.11
Weighted average ceiling ($/MMBtu)	$4.82	$4.82	$5.75	$6.62	$5.93	$5.93	$5.93

Transco Leidy gas basis swaps								16
Volume (MMBtu)	18,200,000	18,400,000	18,400,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.70)	$(0.70)	$(0.70)	—	—	—	—

Transco Zone 6 Non-NY gas basis swaps								16
Volume (MMBtu)	18,200,000	18,400,000	18,400,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.49)	$(0.49)	$(0.49)	—	—	—	—
								$(109)
In April 2025, we entered into the following financial commodity derivatives:

	2025			2026
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	9,150,000	13,800,000	13,800,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average floor ($/MMBtu)	$3.50	$3.50	$3.50	$3.50	$3.50	$3.50	$3.50
Weighted average ceiling ($/MMBtu)	$5.21	$5.21	$5.21	$5.24	$5.24	$5.24	$5.24

Waha gas basis swaps
Volume (MMBtu)	9,150,000	13,800,000	13,800,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average differential ($/MMBtu)	$(2.05)	$(2.05)	$(2.05)	$(1.86)	$(1.86)	$(1.86)	$(1.86)
A significant portion of our expected oil and natural gas production for the remainder of 2025 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the three months ended March 31, 2025, oil collars with floor prices ranging from $55.00 to $65.00 per Bbl and ceiling prices ranging from $69.55 to $86.02 per Bbl covered 5.0 MMBbls, or 40 percent, of our oil production at a weighted-average price of $69.12 per Bbl. Oil swaps covered 1.7 MMBbls, or 13 percent, of our oil production at a weighted-average price of $69.18 per Bbl. Oil basis swaps covered 6.3 MMBbls, or 50 percent, of our oil production at a weighted-average differential of $1.07 per Bbl.
During the three months ended March 31, 2025, natural gas collars with floor prices ranging from $2.75 to $3.40 per MMBtu and ceiling prices ranging from $3.40 to $7.00 per MMBtu covered 55.5 Mcf, or 20 percent of our natural gas production at a weighted-average price of $3.68 per MMBtu. Gas basis swaps covered 29.2 Bcf, or 11 percent of natural gas production at a weighted-average differential of $(0.58) per MMBtu.

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
Interest Rate Risk
As of March 31, 2025, we had total debt of $4.3 billion. Our portfolio of long-term debt includes floating rate debt and fixed-rate instruments.
As of March 31, 2025, we had $3.5 billion outstanding borrowings under fixed-rate debt instruments, which do not carry significant exposure to movements in market interest rates. Our revolving credit agreement provides for variable interest rate borrowings; however, we did not have any borrowings outstanding as of March 31, 2025 and, therefore, we have no related exposure to interest rate risk for such debt.
Our term loan borrowings are variable rate debt instruments, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates. As of March 31, 2025, we had $750 million outstanding borrowings under our term loan. Assuming no change in the amount of variable rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under our term loan would have increased our interest expense by approximately $2 million for the three months ended March 31, 2025. Actual results may vary due to changes in the amount of variable rate debt outstanding.
Fair Value of Other Financial Instruments
The estimated fair value of other financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the Condensed Consolidated Balance Sheet for cash, cash equivalents and restricted cash approximate fair value due to the short-term maturities of these instruments.
The fair value of our senior notes is based on quoted market prices. The fair value of our private placement senior notes is based on third-party quotes which are derived from credit spreads for the difference between the issue rate and the period end market rate and other unobservable inputs. The fair value of the borrowing under our term loan approximates the carrying value as the interest rates are variable and reflective of market rates.
The carrying amount and estimated fair value of debt are as follows:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,280	$4,159	$3,535	$3,395

ITEM 4. Controls and Procedures
As of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
During the quarter ended March 31, 2025, the Company completed its acquisition of the FME Interests and Avant assets. As part of the ongoing integration of the acquired businesses, the Company is in the process of incorporating the controls and related procedures of FME and Avant. Other than incorporating these controls and related procedures, there were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On January 27, 2025, we acquired the FME Interests. A portion of the consideration paid for this acquisition consisted of 28,190,682 shares of our common stock valued at approximately $785 million as of the closing date of the acquisition.
The foregoing transaction did not involve any underwriters or underwriting discounts or commissions. The shares of our common stock were issued to the sellers of the FME Interests in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information regarding this transaction.

Issuer Purchases of Equity Securities
Share repurchase activity during the quarter ended March 31, 2025 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions)
January 2025	286	$26.42	286	$1,117
February 2025	202	$27.35	202	$1,111
March 2025	395	$28.46	395	$1,101
	883		883
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
ITEM 5. Other Information
Trading Plan Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Closing Agreement and Second Amendment to Membership Interest Purchase Agreement, dated as of January 27, 2025, but effective for all purposes as of November 12, 2024, by and among Franklin Mountain Energy Holdings, LP, Franklin Mountain Energy Holdings 2, LP, and Franklin Mountain GP2, LLC, as sellers, solely in its capacity as Seller Representative, Franklin Mountain Energy Holdings, LP, Cimarex Energy Co., as purchaser, and Coterra Energy Inc., as purchaser parent (incorporated herein by reference to Exhibit 10.21 of Coterra’s Annual Report on Form 10-K filed with the SEC on February 25, 2025).

10.2
Registration Rights Agreement, dated as of January 27, 2025, among Coterra Energy Inc., and the Stockholders party thereto (incorporated herein by reference to Exhibit 10.22 of Coterra’s Annual Report on Form 10-K filed with the SEC on February 25, 2025).

10.3
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

*10.4	Coterra Energy Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on May 5, 2023).
(a) Form of Restricted Stock Unit Award Agreement. **
(b) Form of Performance Stock Unit Award Agreement. **

**31.1	302 Certification — Chairman, President and Chief Executive Officer.

**31.2	302 Certification — Executive Vice President and Chief Financial Officer.

**32.1	906 Certification.

Exhibit Number	Description
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Compensatory plan, contract or arrangement.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTERRA ENERGY INC.
(Registrant)

May 6, 2025	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 6, 2025	By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2025	By:	/s/ TODD M. ROEMER
Todd M. Roemer
Vice President and Chief Accounting Officer
(Principal Accounting Officer)