Form 10-Q
period 2025-09-30
Coterra Energy Inc.
filed 2025-11-04
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, there were 761,377,552 shares of common stock, par value $0.10 per share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$98	$2,038
Restricted cash	5	239
Accounts receivable, net	1,012	951
Income taxes receivable	210	20
Inventories	61	46
Other current assets	140	27
Total current assets	1,526	3,321
Properties and equipment, net (Successful efforts method)	22,167	17,890
Other assets	314	414
	$24,007	$21,625

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,027	$833
Current portion of long-term debt	250	—
Accrued liabilities	187	276
Interest payable	25	27
Total current liabilities	1,489	1,136
Long-term debt	3,672	3,535
Deferred income taxes	3,555	3,274
Asset retirement obligations	326	291
Other liabilities	239	259
Total liabilities	9,281	8,495

Commitments and contingencies (Note 8)

Redeemable preferred stock	8	8

Stockholders’ equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2025 and 2024
Issued — 764 shares and 735 shares in 2025 and 2024, respectively	76	74
Additional paid-in capital	7,931	7,179
Retained earnings	6,696	5,857
Accumulated other comprehensive income	15	12
Total stockholders' equity	14,718	13,122
	$24,007	$21,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
OPERATING REVENUES
Oil	$984	$765	$2,758	$2,240
Natural gas	519	320	2,018	1,177
NGL	213	186	638	535
Gain (loss) on derivative instruments, net	62	64	182	48
Other	39	24	90	63
	1,817	1,359	5,686	4,063
OPERATING EXPENSES
Direct operations	275	165	727	481
Gathering, processing and transportation	270	245	823	737
Taxes other than income	93	66	276	194
Exploration	7	9	21	19
Depreciation, depletion and amortization	619	475	1,704	1,354
General and administrative	83	75	259	218
	1,347	1,035	3,810	3,003
Gain on sale of assets	1	3	5	3
INCOME FROM OPERATIONS	471	327	1,881	1,063
Interest expense	50	24	156	77
Interest income	(2)	(16)	(12)	(51)
Other income	—	—	(1)	—
Income before income taxes	423	319	1,738	1,037
Income tax expense	101	67	389	213
NET INCOME	$322	$252	$1,349	$824

Earnings per share
Basic	$0.42	$0.34	$1.77	$1.11
Diluted	$0.42	$0.34	$1.76	$1.10

Weighted-average common shares outstanding
Basic	763	738	761	743
Diluted	767	744	764	749
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,349	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,704	1,354
Deferred income tax expense (benefit)	285	(60)
Gain on sale of assets	(5)	(3)
Exploratory dry hole cost	—	5
(Gain) loss on derivative instruments, net	(182)	(48)
Net cash received on settlement of derivative instruments	49	90
Amortization of debt premium, discount and debt issuance costs, net	(12)	(13)
Stock-based compensation and other	43	43
Changes in assets and liabilities:
Accounts receivable, net	130	79
Income taxes	(189)	44
Inventories	(12)	13
Other current assets	11	(17)
Accounts payable and accrued liabilities	(163)	(29)
Interest payable	(2)	(5)
Other assets and liabilities	45	(108)
Net cash provided by operating activities	3,051	2,169

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(1,707)	(1,329)
Capital expenditures for leasehold and property acquisitions	(86)	(6)
Cash consideration paid for business combinations, net of cash received	(3,238)	—
Purchases of short-term investments	—	(250)
Proceeds from sale of short-term investments	—	250
Other	(2)	8
Net cash used in investing activities	(5,033)	(1,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,446	499
Repayments of debt	(1,046)	(575)
Common stock repurchases	(51)	(401)
Dividends paid	(514)	(470)
Tax withholding on vesting of stock awards	(29)	—
Other	2	(12)
Net cash used in financing activities	(192)	(959)

Net decrease in cash, cash equivalents and restricted cash	(2,174)	(117)
Cash, cash equivalents and restricted cash, beginning of period	2,277	965
Cash, cash equivalents and restricted cash, end of period	$103	$848
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2024	735	$74	—	$—	$7,179	$12	$5,857	$13,122
Net income	—	—	—	—	—	—	516	516
Issuance of common stock for acquisition	28	2	—	—	783	—	—	785
Stock amortization and vesting	2	—	—	—	(9)	—	—	(9)
Common stock repurchases	—	—	1	(24)	—	—	—	(24)
Common stock retirements	(1)	—	(1)	24	(24)	—	—	—
Cash dividends on common stock at $0.22 per share	—	—	—	—	—	—	(170)	(170)
Other comprehensive income	—	—	—	—	—	4	—	4
Balance at March 31, 2025	764	$76	—	$—	$7,929	$16	$6,203	$14,224
Net income	—	—	—	—	—	—	511	511
Stock amortization and vesting	—	—	—	—	14	—	—	14
Common stock repurchases	—	—	1	(23)	—	—	—	(23)
Common stock retirements	(1)	—	(1)	23	(23)	—	—	—
Cash dividends on common stock at $0.22 per share	—	—	—	—	—	—	(170)	(170)
Balance at June 30, 2025	763	$76	—	$—	$7,920	$16	$6,544	$14,556
Net income	—	—	—	—	—	—	322	322
Stock amortization and vesting	1	—	—	—	11	—	—	11
Cash dividends on common stock at $0.22 per share	—	—	—	—	—	—	(170)	(170)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balance at September 30, 2025	764	$76	—	$—	$7,931	$15	$6,696	$14,718

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
Net income	—	—	—	—	—	—	352	352
Stock amortization and vesting	—	—	—	—	15	—	—	15
Common stock repurchases	—	—	6	(157)	—	—	—	(157)
Common stock retirements	(6)	—	(6)	157	(157)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(160)	(160)
Balance at March 31, 2024	745	$75	—	$—	$7,445	$11	$5,558	$13,089
Net income	—	—	—	—	—	—	220	220
Exercise of stock options	—	—	—	—	1	—	—	1
Stock amortization and vesting	—	—	—	—	16	—	—	16
Common stock repurchases	—	—	5	(139)	—	—	—	(139)
Common stock retirements	(5)	(1)	(5)	139	(138)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(158)	(158)
Balance at June 30, 2024	740	$74	—	$—	$7,324	$11	$5,620	$13,029
Net income	—	—	—	—	—	—	252	252
Stock amortization and vesting	—	—	—	—	17	—	—	17
Common stock repurchases	—	—	4	(108)	—	—	—	(108)
Common stock retirements	(4)	—	(4)	108	(108)	—	—	—
Cash dividends on common stock at $0.21 per share	—	—	—	—	—	—	(156)	(156)
Balance at September 30, 2024	736	$74	—	$—	$7,233	$11	$5,716	$13,034

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
Preliminary Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of the FME Interests were recorded at their respective fair values as of the effective closing date of the acquisition. The Company does not anticipate any significant changes to the preliminary purchase price allocation. Management continues to refine the preliminary valuation of certain assets acquired and liabilities assumed and expects to finalize the purchase price allocation in first quarter of 2026.
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

The following table represents the preliminary allocation of the total purchase price of the FME Interests to the identifiable assets acquired and liabilities assumed based on the fair values as of the closing date of the acquisition:

(In millions, except shares and share price)	Preliminary Purchase Price Allocation
Consideration:
Coterra common stock issued in exchange for FME equity interests	28,190,682
Coterra common stock closing price on January 27, 2025	$27.83
Total value of Coterra common stock issued	$785
Cash consideration (1)	1,733
Total consideration	$2,518

Assets acquired:
Current assets	$178
Proved oil and gas properties	1,833
Unproved oil and gas properties	590
Gathering and pipeline systems	172
Other assets	6
Total assets acquired	$2,779
Liabilities assumed:
Current liabilities	$239
Asset retirement obligations	13
Other liabilities	9
Total liabilities assumed	$261

Net assets acquired	$2,518
________________________________________________________
(1)Cash consideration included the releases of escrow funds totaling $123 million. These funds were included in restricted cash in the Condensed Consolidated Balance Sheet as of December 31, 2024.
FME Post-Acquisition Operating Results
The FME Interests contributed the following to the Company’s consolidated operating results:

(In millions)	Three Months Ended September 30, 2025	January 28, 2025 through September 30, 2025
Revenue	$204	$588
Net income	$118	$263
Avant Acquisition

On January 17, 2025, the Company closed on the acquisition of certain interests in oil and gas properties located in the Delaware Basin in New Mexico from certain privately owned sellers for total cash consideration of $1.5 billion (the “Avant assets”).
Preliminary Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities acquired in the Avant assets acquisition were recorded at their respective fair values as of the closing date of the acquisition. The Company does not anticipate any significant changes to the preliminary purchase price allocation. Management continues to refine the preliminary valuation of certain assets acquired and liabilities assumed and expects to finalize the purchase price allocation in first quarter of 2026.
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
________________________________________________________
(1)Cash consideration included the releases of escrow funds totaling $109 million. These funds were included in restricted cash in the Condensed Consolidated Balance Sheet as of December 31, 2024.
Avant Post-Acquisition Operating Results
The Avant assets contributed the following to the Company’s consolidated operating results:

(In millions)	Three Months Ended September 30, 2025	January 18, 2025 through September 30, 2025
Revenue	$77	$195
Net income	$26	$56
Combined Unaudited Pro Forma Financial Information
The results of operations of the FME Interests and Avant assets have been included in the Company’s condensed consolidated financial statements since the closing date of the acquisitions. The following supplemental pro forma financial information for the nine months ended September 30, 2025 and 2024 and the three months ended September 30, 2024 have been prepared to give effect to the acquisitions of the FME Interests and the Avant assets as if they had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisitions or any estimated costs that have been or will be incurred by the Company to integrate the FME Interests and Avant assets.
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
The following table represents the pro forma effect on the Company of the FME and Avant acquisitions as if they had occurred on January 1, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2024	2025	2024
Pro forma revenue	$1,713	$5,781	$5,021
Pro forma net income	$355	$1,641	$1,093
Other Information
In connection with the FME and Avant acquisitions, the Company recognized $15 million of transaction costs for the nine months ended September 30, 2025. These costs are primarily related to integration costs, advisory and legal fees and are included in G&A expense in the condensed consolidated financial statements.
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	September 30, 2025	December 31, 2024
Proved oil and gas properties	$26,401	$21,765
Unproved oil and gas properties	4,976	4,105
Gathering and pipeline systems	1,036	620
Land, buildings and other equipment	260	213
Finance lease right-of-use asset	—	26
	32,673	26,729
Accumulated DD&A	(10,506)	(8,839)
	$22,167	$17,890
Capitalized Exploratory Well Costs
As of and for the nine months ended September 30, 2025, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

4. Long-Term Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt:

(In millions)	September 30, 2025	December 31, 2024
Private placement senior notes:
3.77% senior notes due September 18, 2026	$250	$250
Senior notes:
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	500
5.40% senior notes due February 15, 2035	750	750
5.90% senior notes due February 15, 2055	750	750
Term loan:
Tranche A term loan due January 27, 2027	—	—
Tranche B term loan due January 17, 2028	400	—
	3,900	3,500
Unamortized debt premium	53	69
Unamortized debt discount	(10)	(10)
Unamortized debt issuance costs	(21)	(24)
Total debt, net	3,922	3,535
Less: current portion of long-term debt	250	—
Long-term debt	$3,672	$3,535

As of September 30, 2025, the Company was in compliance with all financial covenants for its term loan, revolving credit agreement and 3.77% private placement senior notes.
Revolving Credit Agreement
During 2025, the Company borrowed and repaid $446 million under its revolving credit agreement. The Company’s weighted-average interest rate for borrowings under the revolving credit agreement for the three and nine months ended September 30, 2025 was 7.7 percent. There were no borrowings under the revolving credit agreement during 2024.
As of September 30, 2025, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $2.0 billion.
Term Loan
In December 2024, the Company entered into a delayed draw term loan credit agreement with Toronto Dominion (Texas), LLC, as administrative agent, and certain other lenders and issuing banks (the “Term Loan”), which consisted of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. In January 2025, the Company borrowed $500 million under the Tranche A Term Loan to partially fund the FME Interests acquisition and $500 million under the Tranche B Term Loan to partially fund the acquisition of the Avant assets. During 2025, the Company repaid the full $500 million Tranche A Term Loan and $100 million of the Tranche B Term Loan.
During the three and nine months ended September 30, 2025, the weighted-average effective interest rate on the Company’s Term Loan was approximately 5.8 percent. As of September 30, 2025, the effective interest rate on the Company’s Term Loan was approximately 5.6 percent.

5. Derivative Instruments
As of September 30, 2025, the Company had the following outstanding financial commodity derivatives:

	2025	2026
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	5,152	3,600	3,640	3,680	3,680
Weighted average floor ($/Bbl)	$61.34	$56.25	$56.25	$56.25	$56.25
Weighted average ceiling ($/Bbl)	$79.00	$70.81	$70.81	$70.81	$70.81

WTI-NYMEX oil swaps
Volume (MBbl)	1,748	900	910	920	920
Weighted average price ($/Bbl)	$69.18	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps
Volume (MBbl)	5,520	4,500	4,550	4,600	4,600
Weighted average differential ($/Bbl)	$1.02	$0.97	$0.97	$0.97	$0.97

	2025	2026
Natural Gas	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	87,400,000	81,000,000	54,600,000	55,200,000	55,200,000
Weighted average floor ($/MMBtu)	$3.08	$3.06	$3.21	$3.21	$3.21
Weighted average ceiling ($/MMBtu)	$5.66	$6.39	$5.76	$5.76	$5.76

Transco Leidy gas basis swaps
Volume (MMBtu)	18,400,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.70)	—	—	—	—

Transco Zone 6 Non-NY gas basis swaps
Volume (MMBtu)	18,400,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average differential ($/MMBtu)	$(0.49)	$(0.26)	$(0.26)	$(0.26)	$(0.26)

Waha gas basis swaps
Volume (MMBtu)	13,800,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average differential ($/MMBtu)	$(2.05)	$(1.86)	$(1.86)	$(1.86)	$(1.86)
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Commodity contracts	Other current assets	$124	$12	$—	$—
Commodity contracts	Accrued liabilities	—	—	3	17
Commodity contracts	Other assets	12	—	—	—
Commodity contracts	Other liabilities	—	—	9	4
		$136	$12	$12	$21

Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	September 30, 2025	December 31, 2024
Derivative assets
Gross amounts of recognized assets	$153	$26
Gross amounts offset in the condensed consolidated balance sheet	(17)	(14)
Net amounts of assets presented in the condensed consolidated balance sheet	136	12
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	4	—
Net amount	$140	$12

Derivative liabilities
Gross amounts of recognized liabilities	$29	$35
Gross amounts offset in the condensed consolidated balance sheet	(17)	(14)
Net amounts of liabilities presented in the condensed consolidated balance sheet	12	21
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	—
Net amount	$12	$21
Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Cash received on settlement of derivative instruments
Oil contracts	$10	$1	$22	$—
Gas contracts	26	27	27	90
Non-cash gain (loss) on derivative instruments
Oil contracts	(25)	48	63	14
Gas contracts	51	(12)	70	(56)
	$62	$64	$182	$48
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2025
Assets
Deferred compensation plan	$20	$—	$—	$20
Derivative instruments	—	30	123	153
	$20	$30	$123	$173
Liabilities
Deferred compensation plan	$20	$—	$—	$20
Derivative instruments	—	—	29	29
	$20	$—	$29	$49

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	26	26
	$17	$—	$26	$43
Liabilities
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	35	35
	$17	$—	$35	$52
The Company’s investments associated with its deferred compensation plans consist of mutual funds that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s third-party valuation service provider. Such quotes have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. The Company measured the non-performance risk of its counterparties by reviewing credit default swap spreads for the various financial institutions with which it has derivative contracts while non-performance risk of the Company is evaluated using credit default swap spreads for various similarly rated companies in the same sector as the Company. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
(In millions)	2025	2024
Balance at beginning of period	$(9)	$92
Total gain included in earnings	140	48
Settlement gain	(37)	(90)
Balance at end of period	$94	$50

Change in unrealized gains relating to assets and liabilities still held at the end of the period	$95	$30
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. In January 2025, the Company completed the FME and Avant acquisitions and recorded the assets acquired and liabilities assumed at fair value. The most significant fair value determinations for non-financial assets and liabilities are related to acquired oil and gas properties and gathering and pipeline systems. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of September 30, 2025, additional disclosures were not required.
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
The carrying amount and estimated fair value of debt are as follows:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$3,922	$3,869	$3,535	$3,395
Current maturities	(250)	(248)	—	—
Long-term debt, excluding current maturities	$3,672	$3,621	$3,535	$3,395
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Balance at beginning of period	$302	$289
Liabilities incurred	8	6
Liabilities settled	(2)	(2)
Liabilities assumed in acquisitions	19	—
Accretion expense	11	8
Balance at end of period	338	301
Less: current asset retirement obligations	(12)	(13)
Noncurrent asset retirement obligations	$326	$288
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
9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Oil	$984	$765	$2,758	$2,240
Natural gas	519	320	2,018	1,177
NGL	213	186	638	535
Other	39	24	90	63
	$1,755	$1,295	$5,504	$4,015
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the U.S.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2025, the Company had $5.7 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 13 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $737 million and $820 million as of September 30, 2025 and December 31, 2024, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of September 30, 2025, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Income Tax
On July 4, 2025, the U.S. enacted significant tax legislation under H.R. 1, the One Big Beautiful Bill Act (“OBBBA”). The OBBBA, among other tax provisions, (i) restores 100 percent bonus depreciation for qualified property acquired and placed in service after January 19, 2025, unless the property was subject to a legally binding written contract entered into before that date, (ii) restores immediate expensing of domestic research and development expenditures for tax years after December 31, 2024, (iii) restores a more favorable EBITDA-based calculation for the business interest expense deduction limitation for tax years after December 31, 2024, and (iv) allows for the deduction of intangible drilling costs in computing adjusted financial statement income under the Corporate Alternative Minimum Tax for tax years after December 31, 2025.
The effects of the provisions of the OBBBA have been reflected in the Company’s financial statements for the quarter ended September 30, 2025. While the enactment of the OBBBA did not result in a material change to the Company’s total income tax expense, it had a material impact on the allocation between current and deferred taxes. Specifically, the reinstatement of 100 percent bonus depreciation and immediate expensing of domestic research and development costs resulted in a significant reduction to current tax expense, with a corresponding increase in deferred tax expense.
11. Capital Stock
Issuance of Common Stock
Upon the closing of the acquisition of the FME Interests in January 2025, the Company issued 28,190,682 shares of its common stock to the sellers of the FME Interests. The shares were valued at $785 million based on the closing price of the stock on the date of issuance.
Dividends
Common Stock
In February 2025, the Company’s Board of Directors approved an increase in its quarterly dividend from $0.21 per share to $0.22 per share beginning in the first quarter of 2025.
The following table summarizes the dividends the Company has paid on its common stock during the nine months ended September 30, 2025 and 2024:

	Rate Per Share (1)	Total Dividends Paid (In millions)
2025
First quarter	$0.22	$170
Second quarter	0.22	170
Third quarter	0.22	170
	$0.66	$510
2024
First quarter	$0.21	$160
Second quarter	0.21	158
Third quarter	0.21	156
	$0.63	$474

________________________________________________________
(1)    Increases to the Company’s dividends were previously approved by the Company’s Board of Directors in the February meeting of the respective year presented.

Treasury Stock
During the nine months ended September 30, 2025 and 2024, the Company repurchased and retired 2 million shares for $47 million and 15 million shares for $404 million, respectively. As of September 30, 2025, the Company had $1.1 billion remaining under its current share repurchase program.

12. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Restricted stock units - employees and non-employee directors	$12	$11	$36	$32
Restricted stock awards	—	3	—	6
Performance share awards	1	—	7	5
Total stock-based compensation expense	$13	$14	$43	$43
Income tax benefit	$4	$—	$21	$—
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units - Employees
During the nine months ended September 30, 2025, the Company granted 2,427,872 restricted stock units to employees of the Company with a weighted average grant date value of $25.52 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three-year service period or five-year service period. The Company assumed a zero to five percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for awards granted in 2025 based on the Company’s actual forfeiture history and expectations for this type of award.
During the nine months ended September 30, 2025, 1,806,642 restricted stock units granted in 2022 vested. The weighted average grant date value was $24.96 per unit.
Restricted Stock Units - Non-Employee Directors
During the nine months ended September 30, 2025, the Company granted 83,637 restricted stock units, with a weighted-average grant date value of $22.60 per unit, to the Company’s non-employee directors. The fair value of these units is measured based on the closing stock price on grant date. These units will vest on the earlier of April 2026 or upon the director’s separation from the Company. Accordingly, the Company recognized this compensation expense immediately.
During the nine months ended September 30, 2025, 49,861 restricted stock units granted in 2024 were issued to the Company’s non-employee directors and 76,478 restricted stock units granted and vested in periods from 2016 through 2021 were issued upon the retirement of certain non-employee directors following the Company’s 2025 annual meeting of stockholders. The weighted average grant date value was $23.50 per unit for all awards issued in 2025.
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the nine months ended September 30, 2025, the Company granted 579,476 TSR Performance Share Awards, which are earned or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2025 and ends on January 31, 2028.
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

The following assumptions were used to determine the grant date fair value of the equity component and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date
	February 19, 2025	September 30, 2025
Fair value per performance share award	$21.49	$2.24 - $3.54
Assumptions:
Stock price volatility	33.8%	23.8% - 28.7%
Risk-free rate of return	4.25%	3.57% - 3.94%
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
The following is a calculation of basic and diluted net earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Income (Numerator)
Net income	$322	$252	$1,349	$824
Less: dividends attributable to participating securities	(1)	(1)	(1)	(2)
Net income available to common stockholders	$321	$251	$1,348	$822

Shares (Denominator)
Weighted average shares - Basic	763	738	761	743
Dilution effect of stock awards at end of period	4	6	3	6
Weighted average shares - Diluted	767	744	764	749

Earnings per share
Basic	$0.42	$0.34	$1.77	$1.11
Diluted	$0.42	$0.34	$1.76	$1.10
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	—	1	—

14. Restructuring Costs
Restructuring costs are primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Coterra Energy Operating Co (formerly known as Cimarex Energy Co.) that closed on October 1, 2021. The following table summarizes the Company’s restructuring liabilities:

	Nine Months Ended September 30,
(In millions)	2025	2024
Balance at beginning of period	$13	$47
Reductions related to severance payments	(11)	(27)
Balance at end of period	$2	$20
15. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	September 30, 2025	December 31, 2024
Accounts receivable, net
Trade accounts	$737	$820
Joint interest accounts	271	133
Other accounts	6	—
	1,014	953
Allowance for credit losses	(2)	(2)
	$1,012	$951
Inventories
Tubular goods and well equipment	$45	$33
Commodity inventory	16	13
	$61	$46
Other current assets
Prepaid balances	$13	$14
Derivative instruments	124	12
Other accounts	3	1
	$140	$27
Other assets
Deferred compensation plan	$20	$17
Debt issuance costs	9	10
Operating lease right-of-use assets	186	251
Derivative instruments	12	—
Other accounts	87	136
	$314	$414
Accounts payable
Trade accounts	$81	$59
Royalty and other owners	472	402
Accrued gathering, processing and transportation	60	85
Accrued capital costs	251	177
Taxes other than income	62	37
Accrued lease operating costs	79	48
Other accounts	22	25
	$1,027	$833

(In millions)	September 30, 2025	December 31, 2024
Accrued liabilities
Employee benefits	$69	$76
Taxes other than income	33	46
Restructuring liabilities	2	13
Derivative instruments	3	17
Operating lease liabilities	79	115
Financing lease liabilities	—	7
Other accounts	1	2
	$187	$276
Other liabilities
Deferred compensation plan	$20	$17
Postretirement benefits	10	16
Derivative instruments	9	4
Operating lease liabilities	116	145
Other accounts	84	77
	$239	$259
16. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Interest Expense
Interest expense	$53	$27	$162	$76
Debt (premium) discount amortization, net	(5)	(5)	(16)	(16)
Debt issuance cost amortization	3	1	6	3
Other	(1)	1	4	14
	$50	$24	$156	$77
17. Supplemental Cash Flow Information

	Nine Months Ended September 30,
(In millions)	2025	2024
Non-cash activity
Issuance of common stock for FME Interests	$785	$—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” the “Company,” “our,” “we” and “us”) for the three and nine month periods ended September 30, 2025 and 2024 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 25, 2025 (our “Form 10-K”).
For the abbreviations and definitions of certain terms commonly used in the oil and gas industry, please see the “Glossary of Certain Oil and Gas Terms” included within our Form 10-K.
OVERVIEW
Financial and Operating Overview
Financial and operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 reflect the following:
•Net income increased $525 million from $824 million, or $1.11 per share, in 2024 to $1.3 billion, or $1.77 per share, in 2025.
•Net cash provided by operating activities increased $882 million, from $2.2 billion in 2024 to $3.1 billion in 2025.
•Equivalent production increased 25.9 MMBoe from 184.9 MMBoe, or 674.8 MBoe per day, in 2024 to 210.8 MMBoe, or 772.0 MBoe per day, in 2025.
◦Oil production increased 12.8 MMBbl from 29.4 MMBbl, or 107.4 MBbl per day, in 2024 to 42.2 MMBbl, or 154.6 MBbl per day, in 2025.
◦Natural gas production increased 44.0 Bcf from 769.1 Bcf, or 2,806.8 MMcf per day, in 2024 to 813.1 Bcf, or 2,978.5 MMcf per day, in 2025.
◦NGL volumes increased 5.8 MMBbl from 27.3 MMBbl, or 99.6 MBbl per day, in 2024 to 33.1 MMBbl, or 121.1 MBbl per day, in 2025.
•Average realized prices (including impact of derivatives):
◦Oil was $65.89 per Bbl in 2025, 13 percent lower than the $76.17 per Bbl realized in 2024.
◦Natural gas was $2.52 per Mcf in 2025, 53 percent higher than the $1.65 per Mcf realized in 2024.
◦NGL price was $19.29 per Bbl in 2025, two percent lower than the $19.59 per Bbl realized in 2024.
•Total capital expenditures for drilling, completion and other fixed assets were $1.8 billion in 2025 compared to $1.3 billion in the corresponding period of the prior year.
Other financial highlights for the nine months ended September 30, 2025 include the following:
•Closed two acquisitions in January 2025 in the Delaware Basin in New Mexico for total consideration of $3.3 billion in cash and the issuance of 28,190,682 shares of our common stock valued at $785 million based on the closing price of our common stock on the closing date of the transactions.
•Increased our quarterly dividend from $0.21 per share to $0.22 per share in February 2025.
•Repaid the full $500 million of the Tranche A Term Loan and paid down $100 million of the Tranche B Term Loan.
•Repurchased 2 million shares of our common stock for $47 million.
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

While oil prices were relatively steady throughout 2024, prices have declined in 2025, with the largest decline occurring in April 2025 in both spot and forward pricing. Throughout 2025, forward pricing for oil prices has continued to decline due to growing global inventories and increased production quotas that have been announced by OPEC+ in the second and third quarters of 2025. Global oil demand continues to be projected by some, including the International Energy Agency, to be adversely impacted by escalating trade tensions as a result of U.S. economic policy, including tariffs and retaliatory tariffs. However, these forecasts are subject to volatile market conditions, including ongoing shifts in U.S. and international trade policy, as well as geopolitical risk and uncertainty, including political and military disputes. The impacts of these changes remain to be seen.
Natural gas prices, which rose in early 2025, have continued to trend downward through the third quarter, driven in part by lower natural gas power burns in the first and second quarter and record high domestic production. Heading into 2026, forward pricing for natural gas prices has increased, in part as a result of anticipated colder temperatures, shifting weather models, and expected growing LNG demand. However, shifting U.S. and international trade policy and related uncertainty, including potential retaliatory tariffs on U.S. exports of LNG, continue to contribute to ongoing volatility in natural gas pricing. Additionally, basis differentials have persisted in the U.S., with prices at the Waha Hub in the Permian Basin particularly depressed due to pipeline maintenance and production oversupply, reaching negative spot pricing at various times in September 2025. Despite these headwinds, we continue to expect natural gas prices overall to be stronger in 2025 and heading into 2026 compared to 2024.
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
Recent U.S. Tax Legislation
On July 4, 2025, the U.S. enacted significant tax legislation under H.R. 1, the One Big Beautiful Bill Act (“OBBBA”). The effects of the provisions of the OBBBA have been reflected in our financial statements for the quarter ended September 30, 2025. While the enactment of the OBBBA did not result in a material change to our total income tax expense, it had a material impact on the allocation between current and deferred taxes. Specifically, the reinstatement of 100 percent bonus depreciation and immediate expensing of domestic research and development costs resulted in a significant reduction to current tax expense, with a corresponding increase in deferred tax expense.
Outlook
Our 2025 full-year capital program is expected to be approximately $2.3 billion. We expect to fund these capital expenditures with our operating cash flow. We expect to turn-in-line 194 to 198 total net wells in 2025 across our three operating regions. We currently expect to invest approximately 67 percent of our capital expenditures in the Permian Basin, 14 percent in the Marcellus Shale, 10 percent in the Anadarko Basin and the remaining nine percent for gathering systems infrastructure, saltwater disposal and other capital expenditures.
In 2024, we drilled 313 gross wells (159.4 net) and turned-in-line 294 gross wells (153.0 net). For the nine months ended September 30, 2025, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 154.6 net wells and turned in line 146.4 net wells. Our capital program for the remainder of 2025 will focus on execution of our 2025 plan presented in our annual guidance. In the normal course of our business, we will continue to assess the oil and natural gas price macro environments and may adjust our capital allocation accordingly.
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. As of September 30, 2025, our working capital surplus of $37 million was lower than prior year, primarily due to a lower cash position as a result of funding the purchase price of the Franklin Mountain Energy (“FME”) and Avant acquisitions that closed in January 2025, the full repayment of the Tranche A Term Loan of $500 million in 2025 and the partial repayment of the Tranche B Term Loan of $100 million in 2025. Additionally, we reclassified our 3.77% private placement senior notes due in September 2026 to current debt during the third quarter of 2025. As of December 31, 2024, we had a working capital surplus of $2.2 billion. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements and debt repayments over the next 12 months.
As of September 30, 2025, we had no borrowings outstanding under our revolving credit agreement, our unused commitments were $2.0 billion, and we had unrestricted cash on hand of $98 million.
Our revolving credit agreement and term loan include a covenant potentially limiting our borrowing capacity as determined by our leverage ratio. As of September 30, 2025, we were in compliance with all financial covenants applicable to our revolving credit agreement, term loan and private placement senior notes. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements in this report and Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K for further details.

Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Nine Months Ended September 30,		Variance
(In millions)	2025	2024	Amount	Percent
Cash flows provided by operating activities	$3,051	$2,169	$882	41%
Cash flows used in investing activities	(5,033)	(1,327)	(3,706)	279%
Cash flows used in financing activities	(192)	(959)	767	80%
Net decrease in cash, cash equivalents and restricted cash	$(2,174)	$(117)	$(2,057)	1,758%
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. As discussed above, commodity prices have historically been volatile. Fluctuations in cash flow may result in an increase or decrease in our planned capital expenditures.
Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $882 million compared to the same period in 2024. This increase was primarily due to higher oil, natural gas and NGL revenues driven by significantly higher natural gas prices and higher production from our FME and Avant acquisitions that closed in January 2025 and our legacy properties in the Permian and Anadarko Basins. These increases were partially offset by an increase in operating costs largely due to our FME and Avant acquisitions and a decrease in cash received on derivative settlements during the first nine months of 2025 compared to 2024.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $3.7 billion for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to $3.2 billion of net cash consideration paid for business combinations and $458 million higher cash paid for capital expenditures in 2025 compared to 2024.
Financing Activities. Cash flows used in financing activities decreased by $767 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to $947 million higher proceeds from issuance of debt due to the funding of our term loan in 2025 and borrowings under our revolver and $350 million lower common stock repurchases. These decreases were partially offset by the repayment of the $500 million Tranche A Term Loan in 2025, the partial repayment of $100 million of the Tranche B Term Loan in 2025 and the $446 million repayment of borrowings under our revolver during 2025, compared to the repayment of the $575 million 3.65% weighted-average senior notes at their maturity in September 2024. Further, the decrease was partially offset by $44 million of higher dividend payments and $29 million of higher tax withholding on vesting of stock awards in 2025 compared to 2024.
Capitalization
Information about our capitalization is as follows:

(Dollars in millions)	September 30, 2025	December 31, 2024
Total debt (1)	$3,922	$3,535
Stockholders’ equity	14,718	13,122
Total capitalization	$18,640	$16,657
Debt to total capitalization	21%	21%
Cash and cash equivalents	$98	$2,038
________________________________________________________
(1) There were no borrowings outstanding under our revolving credit agreement as of September 30, 2025 and December 31, 2024.
Share repurchases. During the nine months ended September 30, 2025, we repurchased and retired 2 million shares of our common stock for $47 million. We repurchased and retired 15 million shares of our common stock for $404 million during the nine months ended September 30, 2024.

As of September 30, 2025, we had $1.1 billion remaining under our current share repurchase program.
Dividends. In February 2025, our Board of Directors approved an increase in the quarterly dividend from $0.21 per share to $0.22 per share.
The following table summarizes our dividends on our common stock for the nine months ended September 30, 2025 and 2024:

	Rate Per Share	Total Dividends (In millions)
2025
First quarter	$0.22	$170
Second quarter	0.22	170
Third quarter	0.22	170
	$0.66	$510
2024
First quarter	$0.21	$160
Second quarter	0.21	158
Third quarter	0.21	156
	$0.63	$474
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash flow provided by operating activities, and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.
The following table presents major components of our capital and exploration expenditures:

	Nine Months Ended September 30,
(In millions)	2025	2024
Acquisitions
Proved oil and gas properties	$2,473	$—
Unproved oil and gas properties	1,286	—
Gathering and pipeline systems	333	—
	$4,092	$—

Capital expenditures:
Drilling and facilities	$1,652	$1,261
Pipeline and gathering	94	73
Other	33	11
Capital expenditures for drilling, completion and other fixed asset additions	1,779	1,345
Capital expenditures for leasehold and property acquisitions	86	6
Exploration expenditures (1)	21	19
	$1,886	$1,370
________________________________________________________
(1)Exploration expenditures include no exploratory dry hole costs for the nine months ended September 30, 2025 and $5 million of exploratory dry hole costs for the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 154.6 net wells and turned-in-line 146.4 net wells. We expect that our full-year 2025 capital program will be approximately $2.3 billion. Refer to “Outlook” above for additional information regarding the current year drilling program. We will continue to assess the commodity price environment and may adjust our capital expenditures accordingly.

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
RESULTS OF OPERATIONS
Third Quarters of 2025 and 2024 Compared
Operating Revenues

	Three Months Ended September 30,		Variance
(In millions)	2025	2024	Amount	Percent
Operating Revenues
Oil	$984	$765	$219	29%
Natural gas	519	320	199	62%
NGL	213	186	27	15%
Gain (loss) on derivative instruments, net	62	64	(2)	(3)%
Other	39	24	15	63%
	$1,817	$1,359	$458	34%

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

	Three Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Production Volumes
Oil (MMBbl)	15.3	10.3	5.0	49%
Natural gas (Bcf)	266.3	246.7	19.6	8%
NGL (MMBbl)	12.5	10.1	2.4	24%
Equivalents (MMBoe)	72.2	61.6	10.6	17%

Average Daily Production Volumes
Oil (MBbl)	166.8	112.3	54.5	49%
Natural gas (MMcf)	2,894.6	2,682.0	212.6	8%
NGL (MBbl)	135.8	109.7	26.1	24%
Equivalents (MBoe)	785.0	669.1	115.9	17%

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$64.10	$74.04	$(9.94)	(13)%
Natural gas ($/Mcf)	$1.95	$1.30	$0.65	50%
NGL ($/Bbl)	$17.02	$18.42	$(1.40)	(8)%
Including Derivative Settlements
Oil ($/Bbl)	$64.79	$74.18	$(9.39)	(13)%
Natural gas ($/Mcf)	$2.05	$1.41	$0.64	45%
NGL ($/Bbl)	$17.02	$18.42	$(1.40)	(8)%

Oil Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	15.3	10.3	5.0	49%	$371
Price ($/Bbl)	$64.10	$74.04	$(9.94)	(13)%	(152)
					$219
Oil revenues increased $219 million due to higher production in the Permian Basin, partially offset by lower oil prices. Production increased due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties.

Natural Gas Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (Bcf)	266.3	246.7	19.6	8%	$25
Price ($/Mcf)	$1.95	$1.30	$0.65	50%	174
					$199
Natural gas revenues increased $199 million primarily due to significantly higher natural gas prices and higher production in all areas of our operations. Production increased in the Permian Basin due to the FME and Avant acquisitions that closed in January 2025 and in all areas due to higher production from our legacy properties.

NGL Revenues

	Three Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	12.5	10.1	2.4	24%	$44
Price ($/Bbl)	$17.02	$18.42	$(1.40)	(8)%	(17)
					$27
NGL revenues increased $27 million primarily due to higher NGL volumes in the Permian and Anadarko Basins, partially offset by lower prices.
Gain (Loss) on Derivative Instruments, Net
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
The following table presents the components of “Gain (loss) on derivative instruments, net” for the periods indicated:

	Three Months Ended September 30,
(In millions)	2025	2024
Cash received on settlement of derivative instruments
Oil contracts	$10	$1
Gas contracts	26	27
Non-cash gain (loss) on derivative instruments
Oil contracts	(25)	48
Gas contracts	51	(12)
	$62	$64
Operating Costs and Expenses
Costs associated with producing oil and natural gas are substantial. Among other factors, some of these costs vary with commodity prices, some trend with the volume and commodity mix, some are a function of the number of wells we own and operate, some depend on the prices charged by service companies, and some fluctuate based on a combination of the foregoing. Our costs for services, labor and supplies have modestly declined driven by lower industry activity levels and current oil prices. These savings are being partially offset by tariff impacts that many vendors have faced. In January 2025 with the completion of the FME and Avant acquisitions, we expanded our operations in the Permian Basin.

The table below reflects our operating costs and expenses for the periods indicated, and a discussion of the operating costs and expenses follows.

	Three Months Ended September 30,		Variance		Per BOE
(In millions, except per BOE)	2025	2024	Amount	Percent	2025	2024
Operating Expenses
Direct operations	$275	$165	$110	67%	$3.80	$2.69
Gathering, processing and transportation	270	245	25	10%	3.75	3.97
Taxes other than income	93	66	27	41%	1.29	1.08
Exploration	7	9	(2)	(22)%	0.09	0.15
Depreciation, depletion and amortization	619	475	144	30%	8.58	7.73
General and administrative	83	75	8	11%	1.15	1.24
	$1,347	$1,035	$312	30%	$18.66	$16.86
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include well workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended September 30,			Per BOE
(In millions, except per BOE)	2025	2024	Variance	2025	2024
Direct Operations Expense
Lease operating expense	$214	$138	$76	$2.96	$2.25
Workover expense	61	27	34	0.84	0.44
	$275	$165	$110	$3.80	$2.69
Lease operating expense increased primarily due to higher production levels and higher costs in the Permian Basin driven in part by the FME and Avant acquisitions, which have higher lifting costs than our legacy wells.
Workover expense increased $34 million primarily due to increased expenses related to the FME and Avant acquisitions and higher workover activity in the Permian Basin.
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
Gathering, processing and transportation costs increased $25 million primarily due to higher production due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins.

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
The following table presents taxes other than income for the periods indicated:

	Three Months Ended September 30,
(In millions)	2025	2024	Variance
Taxes Other than Income
Production	$79	$53	$26
Drilling impact fees	6	4	2
Ad valorem	8	9	(1)
	$93	$66	$27
Production taxes as percentage of revenue (Permian and Anadarko Basins)	6.1%	5.5%
Taxes other than income increased primarily due to an increase in our production taxes related to higher production as a result of the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins. The production tax rate increased as a result of higher production mix from properties in areas with higher production tax rates.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Three Months Ended September 30,			Per BOE
(In millions, except per BOE)	2025	2024	Variance	2025	2024
DD&A Expense
Depletion	$576	$443	$133	$7.98	$7.19
Depreciation	22	18	4	0.28	0.32
Amortization of unproved properties	17	12	5	0.25	0.19
Accretion of ARO	4	2	2	0.07	0.03
	$619	$475	$144	$8.58	$7.73
Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and natural gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will impact depletion expense. Our depletion expense increased $133 million primarily due to a higher depletion rate and an increase in production. Our depletion rate increased primarily due to the increase in value of our oil and gas properties related to assets acquired from FME and Avant, which were recorded at fair value. The depletion rate also increased due to a shift in our production mix to fields with higher depletion rates and changes in our year-end reserves estimates.
Fixed assets consist primarily of gas gathering facilities, water infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Also included in our depreciation expense is the depreciation of the right-of-use asset associated with our finance lease gathering system, which ended in the third quarter of 2025.

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
The table below reflects our G&A expense for the periods indicated:

	Three Months Ended September 30,
(In millions)	2025	2024	Variance
G&A Expense
General and administrative expense	$70	$61	$9
Stock-based compensation expense	13	14	(1)
	$83	$75	$8
G&A expense, excluding stock-based compensation expense, increased $9 million primarily due to higher employee-related costs and legal and professional fees.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended September 30,
(In millions)	2025	2024	Variance
Interest Expense
Interest expense	$53	$27	$26
Debt premium and discount amortization, net	(5)	(5)	—
Debt issuance cost amortization	3	1	2
Other	(1)	1	(2)
	$50	$24	$26
Interest expense increased primarily due to an increase of $26 million related to interest on debt balances. This increase was primarily due to the issuance of $750 million of 5.40% senior notes in December 2024, $750 million of 5.90% senior notes in December 2024 and $1.0 billion of term loans issued in January 2025 to partially fund the FME and Avant acquisitions. These increases were partially offset by decreases related to repayments of $575 million related to the 3.65% weighted-average private placement senior notes in September 2024 and $600 million of our term loans in 2025.
Interest Income
Interest income decreased $14 million due to lower cash balances during 2025 compared to 2024 and a decrease in interest earned on our higher interest rate short-term investment balances that matured in September 2024.

Income Tax Expense

	Three Months Ended September 30,
(In millions)	2025	2024	Variance
Income Tax Expense
Current tax (benefit) expense	$(123)	$104	$(227)
Deferred tax expense (benefit)	224	(37)	261
	$101	$67	$34
Combined federal and state effective income tax rate	24.1%	21.0%
Income tax expense increased $34 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to higher pre-tax income and a higher effective tax rate. The effective tax rate increased due to differences in permanent book-to-tax adjustments and non-recurring discrete items recorded during the three months ended September 30, 2025 and 2024.
First Nine Months of 2025 and 2024 Compared
Operating Revenues

	Nine Months Ended September 30,		Variance
(In millions)	2025	2024	Amount	Percent
Oil	$2,758	$2,240	$518	23%
Natural gas	2,018	1,177	841	71%
NGL	638	535	103	19%
Gain (loss) on derivative instruments, net	182	48	134	279%
Other	90	63	27	43%
	$5,686	$4,063	$1,623	40%

Production Revenues
Production and Sales Price
The following table presents our total and average daily production volumes for oil, natural gas and NGLs, and our average oil, natural gas and NGL sales prices for the periods indicated.

	Nine Months Ended September 30,		Variance
	2025	2024	Amount	Percent
Production Volumes
Oil (MMBbl)	42.2	29.4	12.8	44%
Natural gas (Bcf)	813.1	769.1	44.0	6%
NGL (MMBbl)	33.1	27.3	5.8	21%
Equivalents (MMBoe)	210.8	184.9	25.9	14%

Average Daily Production Volumes
Oil (MBbl)	154.6	107.4	47.2	44%
Natural gas (MMcf)	2,978.5	2,806.8	171.7	6%
NGL (MBbl)	121.1	99.6	21.5	22%
Equivalents (MBoe)	772.0	674.8	97.2	14%

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$65.36	$76.16	$(10.80)	(14)%
Natural gas ($/Mcf)	$2.48	$1.53	$0.95	62%
NGL ($/Bbl)	$19.29	$19.59	$(0.30)	(2)%
Including Derivative Settlements
Oil ($/Bbl)	$65.89	$76.17	$(10.28)	(13)%
Natural gas ($/Mcf)	$2.52	$1.65	$0.87	53%
NGL ($/Bbl)	$19.29	$19.59	$(0.30)	(2)%

Oil Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	42.2	29.4	12.8	44%	$973
Price ($/Bbl)	$65.36	$76.16	$(10.80)	(14)%	(455)
					$518
Oil revenues increased $518 million primarily due to higher production in the Permian Basin, partially offset by lower oil prices. Production increased due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties.

Natural Gas Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (Bcf)	813.1	769.1	44.0	6%	$67
Price ($/Mcf)	$2.48	$1.53	$0.95	62%	774
					$841
Natural gas revenues increased $841 million primarily due to significantly higher natural gas prices and higher production in the Permian and Anadarko Basins, partially offset by slightly lower production in the Marcellus Shale. Production increased due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins.
NGL Revenues

	Nine Months Ended September 30,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	33.1	27.3	5.8	21%	$113
Price ($/Bbl)	$19.29	$19.59	$(0.30)	(2)%	(10)
					$103
NGL revenues increased $103 million primarily due to higher volumes in the Permian and Anadarko Basins and slightly lower NGL prices.
Gain (Loss) on Derivative Instruments, Net
The following table presents the components of “Gain (loss) on derivative instruments, net” for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash received on settlement of derivative instruments
Oil contracts	$22	$—
Gas contracts	27	90
Non-cash gain (loss) on derivative instruments
Oil contracts	63	14
Gas contracts	70	(56)
	$182	$48

Operating Costs and Expenses
The table below reflects our operating costs and expenses for the periods indicated, and a discussion of the operating costs and expenses follows:

	Nine Months Ended September 30,		Variance		Per Boe
(In millions, except per Boe)	2025	2024	Amount	Percent	2025	2024
Operating Expenses
Direct operations	$727	$481	$246	51%	$3.45	$2.60
Gathering, processing and transportation	823	737	86	12%	3.91	3.98
Taxes other than income	276	194	82	42%	1.31	1.05
Exploration	21	19	2	11%	0.10	0.10
Depreciation, depletion and amortization	1,704	1,354	350	26%	8.09	7.32
General and administrative	259	218	41	19%	1.23	1.19
	$3,810	$3,003	$807	27%	$18.09	$16.24
Direct Operations
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Nine Months Ended September 30,			Per Boe
(In millions, except per Boe)	2025	2024	Variance	2025	2024
Direct Operations
Lease operating expense	$597	$402	$195	$2.83	$2.17
Workover expense	130	79	51	0.62	0.43
	$727	$481	$246	$3.45	$2.60
Lease operating expense increased primarily due to higher production levels and higher costs in the Permian Basin driven in part by the FME and Avant acquisitions, which have higher lifting costs than our legacy wells.
Workover expense increased by $51 million primarily due to higher expense related to the FME and Avant acquisitions and higher workover activity in the Permian Basin, partially offset by lower activity in the Marcellus Shale due to reduced activity in the basin.
Gathering, Processing and Transportation
Gathering, processing and transportation costs increased $86 million, primarily due to higher production due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins.
Taxes Other Than Income
The following table presents taxes other than income for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024	Variance
Taxes Other than Income
Production	$226	$159	$67
Drilling impact fees	17	11	6
Ad valorem	32	25	7
Other	1	(1)	2
	$276	$194	$82
Production taxes as percentage of revenue (Permian and Anadarko Basins)	6.0%	5.6%

Taxes other than income increased $82 million primarily due to an increase in our production, drilling impact fees and ad valorem taxes. Production taxes increased primarily due to higher production due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins. Drilling impact fees increased due to increased drilling activity in the Marcellus Shale during 2025 compared to 2024. Ad valorem taxes increased due to a reduction in 2024 ad valorem tax expense related to an adjustment for estimated tax accruals related to the full-year 2023.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Nine Months Ended September 30,			Per BOE
(In millions, except per BOE)	2025	2024	Variance	2025	2024
DD&A Expense
Depletion	$1,579	$1,256	$323	$7.49	$6.79
Depreciation	69	54	15	0.34	0.30
Amortization of unproved properties	45	36	9	0.21	0.19
Accretion of ARO	11	8	3	0.05	0.04
	$1,704	$1,354	$350	$8.09	$7.32
Our depletion expense increased $323 million primarily due to a higher depletion rate and an increase in production. Our depletion rate increased primarily due to the increase in value of our oil and gas properties related to assets acquired from FME and Avant, which were recorded at fair value. The depletion rate also increased due to a shift in our production mix to fields with higher depletion rates and changes in our year-end reserves estimates.
Our depreciation expense increased primarily due to fixed assets acquired from FME and Avant.
Our amortization of unproved properties increased primarily due to unproved properties acquired from FME and Avant.
General and Administrative (“G&A”)
The table below reflects our G&A expense for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024	Variance
G&A Expense
General and administrative expense	$216	$175	$41
Stock-based compensation expense	43	43	—
	$259	$218	$41
G&A expense, excluding stock-based compensation expense, increased $41 million primarily due to acquisition and transition costs associated with the FME and Avant acquisitions completed in January 2025, increased employee-related costs and higher legal and professional fees, partially offset by the recognition of certain long-term commitments for community outreach and charitable contributions that were accrued in 2024.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards.

Interest Expense
The table below reflects our interest expense for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024	Variance
Interest Expense
Interest expense	$162	$76	$86
Debt premium and discount amortization, net	(16)	(16)	—
Debt issuance cost amortization	6	3	3
Other	4	14	(10)
	$156	$77	$79
Interest expense increased $79 million primarily due to an increase of $86 million related to interest on debt balances. This increase was primarily due to the issuance of $500 million of 5.60% senior notes in early March 2024, $750 million of 5.40% senior notes in December 2024, $750 million of 5.90% senior notes in December 2024 and $1.0 billion of term loans issued in January 2025 to fund the FME and Avant acquisitions. These increases were partially offset by repayments of $575 million related to the 3.65% weighted-average private placement senior notes in September 2024 and $600 million of term loans. Other interest expense decreased $10 million primarily due to assessments arising from the timing of certain regulatory filings in 2024.
Interest Income
Interest income decreased $39 million due to lower cash balances during 2025 compared to 2024 and a decrease in interest earned on short-term investment balances that matured in September 2024.
Income Tax Expense

	Nine Months Ended September 30,
(In millions)	2025	2024	Variance
Income Tax Expense
Current tax expense	$104	$273	$(169)
Deferred tax expense (benefit)	285	(60)	345
	$389	$213	$176
Combined federal and state effective income tax rate	22.4%	20.5%
Income tax expense increased $176 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to higher pre-tax income and a higher effective tax rate. The effective tax rate increased due to differences in permanent book-to-tax adjustments and non-recurring discrete items recorded during the nine months ended September 30, 2025 and 2024.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. Except as otherwise indicated, the following quantitative and qualitative information is provided about financial instruments to which we were party as of September 30, 2025 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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

As of September 30, 2025, we had the following outstanding financial commodity derivatives:

	2025	2026				Fair Value Asset (Liability) (In millions)
Oil	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars						$37
Volume (MBbl)	5,152	3,600	3,640	3,680	3,680
Weighted average floor ($/Bbl)	$61.34	$56.25	$56.25	$56.25	$56.25
Weighted average ceiling ($/Bbl)	$79.00	$70.81	$70.81	$70.81	$70.81

WTI-NYMEX oil swaps						30
Volume (MBbl)	1,748	900	910	920	920
Weighted average price ($/Bbl)	$69.18	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps						1
Volume (MBbl)	5,520	4,500	4,550	4,600	4,600
Weighted average differential ($/Bbl)	$1.02	$0.97	$0.97	$0.97	$0.97

	2025	2026				Fair Value Asset (Liability) (In millions)
Natural Gas	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars						$27
Volume (MMBtu)	87,400,000	81,000,000	54,600,000	55,200,000	55,200,000
Weighted average floor ($/MMBtu)	$3.08	$3.06	$3.21	$3.21	$3.21
Weighted average ceiling ($/MMBtu)	$5.66	$6.39	$5.76	$5.76	$5.76

Transco Leidy gas basis swaps						3
Volume (MMBtu)	18,400,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.70)	—	—	—	—

Transco Zone 6 Non-NY gas basis swaps						(10)
Volume (MMBtu)	18,400,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average differential ($/MMBtu)	$(0.49)	$(0.26)	$(0.26)	$(0.26)	$(0.26)

Waha gas basis swaps
Volume (MMBtu)	13,800,000	13,500,000	13,650,000	13,800,000	13,800,000	36
Weighted average differential ($/MMBtu)	$(2.05)	$(1.86)	$(1.86)	$(1.86)	$(1.86)
A significant portion of our expected oil and natural gas production for the remainder of 2025 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the nine months ended September 30, 2025, oil collars with floor prices ranging from $55.00 to $65.00 per Bbl and ceiling prices ranging from $69.55 to $86.02 per Bbl covered 15.3 MMBbls, or 36 percent, of our oil production at a weighted-average price of $66.40 per Bbl. Oil swaps covered 5.2 MMBbls, or 12 percent, of our oil production at a weighted-average price of $69.18 per Bbl. Oil basis swaps covered 18.2 MMBbls, or 43 percent, of our oil production at a weighted-average differential of $1.05 per Bbl.
During the nine months ended September 30, 2025, natural gas collars with floor prices ranging from $2.75 to $3.50 per MMBtu and ceiling prices ranging from $3.40 to $7.00 per MMBtu covered 192.3 Bcf, or 24 percent of our natural gas production at a weighted-average price of $3.45 per MMBtu. Gas basis swaps covered 122.6 Bcf, or 15 percent of natural gas production at a weighted-average differential of $(0.86) per MMBtu.

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
Interest Rate Risk
As of September 30, 2025, we had total debt of $3.9 billion. Our debt portfolio includes floating rate debt and fixed-rate instruments. Our revolving credit agreement and term loan borrowings are floating rate debt instruments, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates.
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
As of September 30, 2025, we had no outstanding balance under our revolving credit agreement and $400 million outstanding borrowings under our term loan. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under our term loan borrowings would have increased our annual interest expense by approximately $5 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
As of September 30, 2025, we had $3.5 billion outstanding borrowings under fixed-rate debt instruments, which do not carry significant exposure to movements in market interest rates.
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
The carrying amount and estimated fair value of debt are as follows:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$3,922	$3,869	$3,535	$3,395
Current maturities	(250)	(248)	—	—
Long-term debt, excluding current maturities	$3,672	$3,621	$3,535	$3,395

ITEM 4. Controls and Procedures
As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 5. Other Information
Trading Plan Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits
Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.1 of Coterra’s Current Report on Form 8-K filed with the SEC on May 2, 2024).

3.2	Amended and Restated Bylaws of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.2 of Coterra's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).

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

*10.1
Amendment to Amended and Restated Letter Agreement dated as of July 31, 2025 between Coterra Energy Inc. and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.1 of Coterra's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).

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

COTERRA ENERGY INC.
(Registrant)

November 4, 2025	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2025	By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2025	By:	/s/ GREGORY F. CONAWAY
Gregory F. Conaway
Vice President and Chief Accounting Officer
(Principal Accounting Officer)