Form 10-K
period 2025-12-31
Coterra Energy Inc.
filed 2026-02-27
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Common Stock, par value $0.10 per share (“Common Stock”), held by non-affiliates as of the last business day of registrant’s most recently completed second fiscal quarter (based upon the closing sales price on the New York Stock Exchange on June 30, 2025) was approximately $19.2 billion.
As of February 13, 2026, there were 759,272,715 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement or an amendment to this Annual Report on Form 10-K will be filed no later than 120 days after December 31, 2025.

FORWARD-LOOKING INFORMATION
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, timing and amount of capital expenditures, the anticipated benefits of the Merger (as defined below) involving us and Devon Energy Corporation (“Devon”), the anticipated impact of the Merger on the combined business and future financial and operating results, the expected amount and timing of synergies from the Merger, the anticipated timing of the closing of the Merger transaction and other statements that are not historical facts contained in this report. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas and the impacts thereof (including downward adjustments to our estimated proved reserves and potential impairment charges), impacts of inflation and tariff policies, labor shortages and economic disruption, geopolitical disruptions such as the war in Ukraine or the conflict in the Middle East or Venezuela, or further escalation thereof, results of future drilling and marketing activities, future production and costs, the ability to obtain the requisite Coterra and Devon stockholder approvals, the risk that an event, change or other circumstances could give rise to the termination of the Merger Agreement (as defined below), the risk that a condition to closing of the Merger (including obtaining required regulatory approvals) may not be satisfied on a timely basis or at all, the length of time necessary to close the Merger, the risk that the businesses will not be integrated as described in the Merger Agreement, the risk that cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected, the risk that disruptions from the Merger will harm our business, including current plans and operations that management’s time and attention will be diverted on Merger-related issues, potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the Merger, potential litigation relating to the Merger that could be instituted against us or our directors or officers, legislative and regulatory initiatives, electronic, cyber or physical security breaches, the impact of public health crises, including pandemics and epidemics and any related company or governmental policies or actions, and other factors detailed herein and in our other SEC filings. Additional important risks, uncertainties and other factors are described in “Risk Factors” in Part I. Item 1A of this report. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
Our headquarters are located in Houston, Texas. We also maintain regional offices in Midland, Texas, Pittsburgh, Pennsylvania, and Tulsa, Oklahoma, as well as field offices near our operations.
On January 17, 2025, we completed the acquisition of certain interests in oil and gas properties located in the Delaware Basin in New Mexico from certain privately owned sellers for total cash consideration of $1.5 billion (the “Avant assets”).
On January 27, 2025, we completed the acquisition of all of the issued and outstanding equity ownership interests of a group of privately owned oil and gas exploration and production companies with assets and operations in the Delaware Basin of New Mexico (the “FME Interests”) for total consideration of $2.5 billion, which included $1.7 billion in cash and the issuance of 28,190,682 shares of our common stock valued at $785 million based on the closing price of our common stock on the closing date.
As a result of the acquisitions, we added substantial assets and operations in the Permian Basin in New Mexico.
STRATEGY
Coterra is a premier U.S.-focused exploration and production company. We embrace innovation, technology and data, as we work to create value for our investors and the communities where we operate. We believe the following strategic priorities will help drive value creation and long-term success.
Generate Sustainable Returns. Our premier assets across multiple basins provide commodity diversification and defensive positioning through the commodity price cycles that, combined with our disciplined capital investment, give us confidence in our ability to provide returns to our stockholders that we believe to be sustainable. Over the past three years, we have increased our annual dividend $0.08 per share, or 10 percent, on our common stock to $0.88 per share and have returned over $2.2 billion to stockholders through dividends. During 2025, we also repurchased 6 million shares of our common stock for $140 million, at a weighted average share price of $24.92 per share.
Disciplined Capital Allocation Across Top-Tier Position. Our asset portfolio offers scale, duration, commodity optionality and resilient investment returns. With operations in the Permian Basin, Marcellus Shale and Anadarko Basin, our asset portfolio is both commodity and geographically diversified, allowing for capital allocation flexibility that may prove opportunistic in navigating commodity price cycles. During 2025 and 2024, we invested 59 percent and 63 percent, respectively, of our cash flow from operations in our capital programs, and in 2026 we expect to invest approximately 50 percent of our cash flow from operations, based on recent strip prices. We are committed to maintaining a disciplined capital investment strategy to maximize capital efficiency and create value for stockholders.
Maintain Financial Strength. Maintaining a top-tier balance sheet with significant financial flexibility is imperative in a cyclical industry exposed to commodity price volatility. Our asset base, revenue diversity, low-cost structure and strong balance sheet provide us with the flexibility to thrive across various commodity price environments. At year-end 2025, we had a $114 million cash balance and $2.0 billion of unused commitments under our revolving credit agreement, well positioned to maintain our balance sheet strength. In January 2025, we borrowed $1.0 billion under our term loan to partially fund the closing of the FME and Avant acquisitions, which consisted of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. During 2025, we repaid the full $500 million Tranche A Term Loan and $200 million of the Tranche B Term Loan. In February 2026, we repaid the remaining $300 million of the Tranche B Term Loan. For additional information, refer to “Mergers and Acquisitions” below, “Liquidity and Capital Resources” in Item 7, and Note 2 and Note 4 of the Notes to the Consolidated Financial Statements “Mergers and Acquisitions” and “Long-Term Debt and Credit Agreements”.
Focus on Safe, Responsible and Sustainable Operations. The safety of our employees and contractors is the cornerstone of our focus on operational excellence. We empower all employees and contractors to utilize our Stop Work Authority program, which allows them to stop any work at any time if they are uncomfortable, discover a dangerous condition, or suspect any other EHS hazard. We are also focused on making our operations more environmentally sustainable by actively implementing technology across our operations from the design phase to equipment improvements to limit our methane emissions and flaring activity. We focus on practical and sustainable environmental initiatives that promote efficient use of fresh and produced water, eliminate or mitigate releases, and minimize land surface impact. We are committed to being responsible stewards of our resources and implementing sustainable practices. We have published our 2025 Sustainability Report, which includes more information related to our sustainability practices, on our website at www.coterra.com. The information on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we may file with or furnish to the SEC (and is not deemed filed herewith), whether before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language therein.
2026 OUTLOOK
Our 2026 full year capital program is expected to be in the range of approximately $2.175 billion to $2.325 billion, a decrease of 3 percent (at the mid-point) from $2.318 billion in 2025. Our lower budgeted capital program reflects a return to normalized Permian investment levels after elevated first-half 2025 spending, tied to acquisition-related rig activity, was fully phased out in the back half of the year. We expect to fund our 2026 capital expenditures with our operating cash flow. We turned in line 199.7 net wells in 2025 and expect to turn-in-line 174 to 208 total net wells in 2026 across our three operating regions. Approximately 68 percent of our capital expenditures will be invested in the Permian Basin, 16 percent in the Marcellus Shale, eight percent in the Anadarko Basin and remaining eight percent for gathering systems infrastructure, saltwater disposal and other spend.
In the normal course of our business, we will continue to assess the oil and natural gas price macroeconomic environments and may adjust our capital allocation accordingly.
MERGERS AND ACQUISITIONS
Announced Merger Involving Devon
On February 1, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon to combine via an all-stock merger transaction (“Merger”). Devon is a leading oil and gas producer in the U.S. with a diversified multi-basin portfolio headlined by a world-class acreage position in the Delaware Basin. Under terms of the Merger Agreement, at closing Coterra stockholders will receive a fixed exchange ratio of 0.70 shares of Devon common stock for each share of Coterra common stock. Upon completion, Devon stockholders will own approximately 54 percent of the combined company and Coterra stockholders will own approximately 46 percent on a fully diluted basis. The respective Boards of Directors of Coterra and Devon unanimously approved the Merger, which is still subject to the approval of the stockholders of each of Coterra and Devon and the receipt of regulatory approvals, among other conditions. The Merger Agreement contains customary pre-closing covenants, including the obligations of each of Coterra and Devon to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking certain specified actions without the consent of the other party. Until the approval by stockholders and subsequent closing, we must continue to operate as a stand-alone company.
The Merger is expected to close in the second quarter of 2026, subject to stockholder approvals and other customary closing conditions.
Franklin Mountain Energy (“FME”) Acquisition
In January 2025, we closed on our acquisition of all of the issued and outstanding equity ownership interests of a group of privately owned oil and gas exploration and production companies with assets and operations in the Delaware Basin of New Mexico (the “FME Interests”) for total consideration of $2.5 billion, which included $1.7 billion of cash and the issuance of 28,190,682 shares of our common stock.
Avant Acquisition
In January 2025, we closed on the acquisition of certain interests in oil and gas properties located in the Delaware Basin in New Mexico from certain privately owned sellers for total cash consideration of $1.5 billion.
DESCRIPTION OF PROPERTIES
Our operations are primarily concentrated in three core operating areas—the Permian Basin in west Texas and southeast New Mexico, the Marcellus Shale in northeast Pennsylvania and the Anadarko Basin in the Mid-Continent region in Oklahoma.
Permian Basin
Our properties are principally located in the western half of the Permian Basin where we currently hold approximately 345,000 net acres in our core operating area in the Delaware Basin. Our development activities are primarily focused on the Wolfcamp Shale and the Bone Spring formation in Culberson and Reeves Counties in Texas and Lea and Eddy Counties in

New Mexico. Our 2025 net production from the Permian Basin was 357 MBoe per day, representing 46 percent of our total oil equivalent production for the year. Net oil production in 2025 averaged 152 MBbl per day, representing 95 percent of our total company oil production. As of December 31, 2025, we had a total of 1,615.3 producing net wells in the Permian Basin, of which approximately 91 percent are operated by us.
During 2025, we invested $1.6 billion of capital and had nine drilling rigs and three completion crews operating in the Permian Basin at year end.
In January 2025, we completed the FME and Avant acquisitions. With the completion of these acquisitions, we added approximately 49,000 net acres in the Delaware Basin in Lea County, New Mexico and 290.7 producing net wells to our portfolio.
Marcellus Shale
Our properties are principally located in Susquehanna County, Pennsylvania, where we currently hold approximately 186,000 net acres in the dry gas window of the Marcellus Shale. Our 2025 net production in the Marcellus Shale was 342 MBoe per day, representing 44 percent of our total oil equivalent production for the year. Net natural gas production in 2025 averaged 2,053 MMcf per day, representing 69 percent of our total natural gas production. As of December 31, 2025, we had a total of 1,122.6 producing net wells in the Marcellus Shale, of which over 99 percent are operated by us.
During 2025, we invested $313 million of capital and had one drilling rig and one completion crew operating in the Marcellus Shale at year end.
Anadarko Basin
Our properties are located in the Mid-Continent region in Oklahoma where we currently hold approximately 208,000 net acres. Our development activities are primarily focused on both the Woodford Shale and the Meramec formations. Our 2025 net production in the Anadarko Basin was 82 MBoe per day, representing 10 percent of our total oil equivalent production for the year. As of December 31, 2025, we had a total of 527.0 producing net wells in the Anadarko Basin, of which approximately 63 percent are operated by us.
During 2025, we invested $243 million of capital and had one drilling rig and no completion crews operating in the Anadarko Basin at year end.
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
During 2025, we invested $137 million in our gathering systems infrastructure, saltwater disposal and other items not directly related to drilling and completion activities.
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
A summary of our firm sales commitments as of December 31, 2025 are set forth in the table below:

Year Ending December 31,	Natural Gas (in Bcf)
2026	644
2027	605
2028	599
2029	525
2030	457
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
PROVED OIL AND GAS RESERVES
The following table presents our estimated proved reserves by commodity as of the dates indicated:

	December 31,
	2025	2024	2023
Oil (MBbl)
Proved developed reserves	283,671	189,275	173,392
Proved undeveloped reserves	101,812	80,720	75,821
	385,483	269,995	249,213
Natural Gas (Bcf)
Proved developed reserves	9,051	8,420	8,590
Proved undeveloped reserves	1,460	1,414	1,935
	10,511	9,834	10,525
NGL (MBbl)
Proved developed reserves	335,012	271,030	234,306
Proved undeveloped reserves	93,016	90,747	83,150
	428,028	361,777	317,456

Oil equivalent (MBoe)	2,565,282	2,270,721	2,320,757
At December 31, 2025, our interests in the Dimock field, which is primarily located in Susquehanna County, Pennsylvania in the Marcellus Shale account for approximately 49 percent of our total proved reserves, on a volumetric basis. There are no other fields which represent 15 percent or more of our total proved reserves.
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
PRODUCTION, SALES PRICE AND PRODUCTION COSTS
The following table presents historical information about our total and average daily production volumes for oil, natural gas and NGLs; average oil, natural gas and NGL sales prices; and average production costs per oil equivalent:

	Year Ended December 31,
	2025	2024	2023
Production Volumes
Oil (MBbl)	58,370	39,808	35,110
Natural gas (Bcf)	1,086	1,025	1,053
NGL (MBbl)	46,247	36,993	32,932
Oil equivalent (MBoe)	285,576	247,589	243,497

Average Daily Production Volumes
Oil (MBbl)	160	109	96
Natural gas (MMcf)	2,975	2,800	2,884
NGL (MBbl)	127	101	90
Oil equivalent (MBoe)	782	677	667

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$63.36	$74.18	$75.97
Natural gas ($/Mcf)	$2.43	$1.65	$2.18
NGL ($/Bbl)	$18.24	$19.95	$19.56
Including Derivative Settlements
Oil ($/Bbl)	$64.35	$74.22	$76.07
Natural gas ($/Mcf)	$2.47	$1.75	$2.44
NGL ($/Bbl)	$18.24	$19.95	$19.56

Average Production Costs ($/Boe)	$3.28	$2.39	$2.01

The following table presents historical information about our total and average daily natural gas production volumes associated with our interests in the Dimock field. There was no oil or NGL production associated with our interests in the Dimock field.

	Year Ended December 31,
	2025	2024	2023
Production Volumes
Natural gas (Bcf)	749	768	826
Oil equivalent (MBoe)	124,914	128,008	137,647

Average Daily Production Volumes
Natural gas (MMcf)	2,053	2,098	2,263
Oil equivalent (MBoe)	342	350	377

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
The following table summarizes our gross and net developed and undeveloped leasehold acreage at December 31, 2025:

	Acreage
	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net
Core Acreage
Permian Basin
New Mexico	196,553	129,647	75,359	56,053	271,912	185,700
Texas	204,970	136,719	30,469	22,599	235,439	159,318
	401,523	266,366	105,828	78,652	507,351	345,018
Marcellus Shale
Pennsylvania	176,288	175,765	10,850	10,707	187,138	186,472

Anadarko Basin
Oklahoma	319,920	146,664	124,150	61,302	444,070	207,966

Noncore Acreage(1)	159,824	69,621	6,123,920	5,914,876	6,283,744	5,984,497
	1,057,555	658,416	6,364,748	6,065,537	7,422,303	6,723,953
(1)Includes acreage outside of our three core operating areas. This acreage is located in the states of Arizona, California, Nevada, New Mexico, Pennsylvania, West Virginia, and various other states. As of December 31, 2025, there is no value ascribed to this acreage, and there are no plans to develop this acreage in the near term.

Total Net Undeveloped Acreage Expiration
The table below summarizes by year and operating area our undeveloped acreage expirations in the next three years as of December 31, 2025. In most cases, the drilling of a commercial well will hold the acreage beyond the expiration.

	Acreage
	2026		2027		2028
	Gross	Net	Gross	Net	Gross	Net
Core Acreage
Permian Basin	2,451	1,888	4,125	2,215	1,316	1,237
Marcellus Shale	530	530	4,815	4,815	1,905	1,834
Anadarko Basin	120	41	19,147	6,202	27,665	18,351
Noncore Acreage	—	—	—	—	—	—
	3,101	2,459	28,087	13,232	30,886	21,422
Expiring acreage in our core operating areas in 2026, 2027 and 2028 represents less than one percent of our total undeveloped acreage. At December 31, 2025, we had no PUD reserves recorded on undeveloped acreage that were scheduled for development beyond the expiration dates of the undeveloped acreage or outside of our core operating area.
WELL SUMMARY
The following table presents our ownership in productive oil and natural gas wells at December 31, 2025. This summary includes oil and natural gas wells in which we have a working interest:

	Gross	Net
Natural Gas	3,502	1,892.9
Oil	3,649	1,373.6
Total(1)	7,151	3,266.5
_______________________________________________________________________________
(1)Total percentage of gross and net operated wells is 51 percent and 89 percent, respectively.

DRILLING ACTIVITY
The table below presents wells that we drilled and completed or in which we participated in the drilling and completion. This information should not be considered indicative of future performance, nor should a correlation be assumed as a result of the number of productive wells drilled, the quantities of reserves found or the economic value.

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	399	198.3	290	143.8	288	183.3
Dry	—	—	—	—	—	—
Exploratory Wells
Productive	—	—	—	—	—	—
Dry	—	—	1	0.5	—	—
Total	399	198.3	291	144.3	288	183.3

Acquired Wells	612	294.4	—	—	—	—
During the year ended December 31, 2025, we completed 90 gross wells (57.6 net) that were drilled in prior years.

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2025, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	45	31.0	107	85.3
Exploratory wells	—	—	1	1.0
Total	45	31.0	108	86.3
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
Price, contract terms, availability of rigs and completion crews and related equipment and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record affect competition. For example, constrained pipeline capacity and oversupply in certain geographic areas in 2024, 2025, and early 2026 resulted in negative spot market pricing at times for natural gas, such as in the Permian Basin at the Waha Hub. We believe that our concentrated acreage positions and our access to both third-party and Company-owned gathering and pipeline infrastructure in our core operating areas, along with our expected activity level and the related services and equipment that we have secured for the upcoming years, enhance our competitive position.
Major Customers
During the year ended December 31, 2025, two customers accounted for approximately 22 percent and 14 percent of our total sales. During the year ended December 31, 2024, two customers accounted for approximately 21 percent and 19 percent of our total sales.
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
Federal Regulation of Swap Transactions
We use derivative financial instruments such as collar, swap and basis swap agreements to attempt to manage price risk due to the impact of changes in commodity prices on our operating results and cash flows. The Commodity Exchange Act provides the U.S. Commodity Futures Trading Commission (the “CFTC”) with jurisdiction to regulate the over-the-counter (“OTC”) derivatives market (which includes the sorts of financial instruments we use) and participants in that market. We endeavor to ensure that our OTC derivatives transactions comply with applicable CFTC regulations. We believe that our use of swaps to hedge against changes in commodity prices qualifies us as a commercial end‑user, which would exempt us from a future requirements to centrally clear our commodity swaps. Any future changes in CFTC regulations could increase the cost of entering into derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of swaps, our results of operations may become more volatile and our cash flows may be less predictable.
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
Environmental and Safety Regulations
General. Our operations are subject to extensive and stringent federal, state and local laws and regulations governing the protection of the environment. These laws and regulations can change, restrict or otherwise impact our business in many ways, including the handling or disposal of waste material, planning for future activities to avoid or mitigate harm to threatened or endangered species, and requiring the installation and operation of emissions or pollution control equipment. Existing environmental laws and regulations could be revised or reinterpreted, which introduces further uncertainty as to our compliance obligations. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Permits are required for the operation of our various facilities. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations through fines, injunctions or both. Regulations can increase the cost of planning, designing, installing and operating, and can affect the timing of installing and operating, oil and natural gas facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities and potential suspension or cessation of operations under certain conditions related to environmental considerations or compliance issues are part of oil and natural gas production operations. We can provide no assurance that we will not incur significant costs and liabilities. Also, it is possible that other developments, such as stricter environmental laws and regulations and claims for damages to property or persons resulting from oil and natural gas production could result in substantial costs and liabilities to us.
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
Oil Pollution Act. The Oil Pollution Act of 1990 (the “OPA”) and implementing regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the U.S., the definition of which has expanded and contracted over time with changes in the federal administration and a series of U.S. Supreme Court decisions. The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages. The OPA also imposes ongoing requirements on operators, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. We believe that we are in substantial compliance with the OPA and related federal regulations to the extent applicable to our operations.
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
At the federal level, the EPA has regulated carbon dioxide, methane and other GHGs under existing provisions of the Clean Air Act. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes (“Endangerment Finding”). However, in February 2026, the EPA announced the repeal of the Endangerment Finding, which calls into question EPA’s authority to regulate GHGs, as well as EPA’s prior scientific assessment of climate change risks. Litigation regarding the repeal of the Endangerment Finding is anticipated and it is unclear how the repeal will impact EPA’s regulation of GHG emissions on the oil and gas sector going forward.
The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among others, certain oil and gas production facilities on an annual basis, which includes certain of our operations. In 2024, the EPA published final rules imposing new, stricter requirements for methane monitoring, reporting, and emissions control at certain oil and natural gas facilities, as well as a final rule implementing a charge on large emitters of waste methane from the oil and gas sector. However, in March 2025, the waste emissions charge rules were repealed and in July 2025, the imposition of the charge was postponed to 2034. In September 2025, the EPA announced a proposal to end the GHG reporting program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal) and deferring reporting for petroleum and natural gas systems until 2034. In December 2025, the EPA issued a final rule extending several compliance deadlines and timeframes associated with its 2024 methane rules.
If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. Any future laws or regulations that limit emissions of GHGs from our equipment and operations could require us to both develop and implement new practices aimed at reducing GHG emissions, such as emissions control technologies, which could increase our operating costs and could adversely affect demand for the oil and gas that we produce. Future implementation or adoption of legislation or regulations adopted at the local, state, and federal levels to address climate change could also make our products more or less desirable than competing sources of energy. At this time, it is not possible to quantify the impact of any such future developments on our business.
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
Human Capital Resources
As of December 31, 2025, we had 1,075 Coterra employees, 327 of whom were located in our headquarters in Houston, Texas and 268 of whom were located in our regional offices in Midland, Texas, Tulsa, Oklahoma and Pittsburgh, Pennsylvania. We had a total of 466 employees in production field locations across our regional offices. Of our total employee population, 660 were salaried and 415 were hourly. We believe that our relations with our employees are favorable. None of our employees are represented pursuant to a collective bargaining agreement.
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

Website Access to Company Reports
We make available free of charge through our website, www.coterra.com, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information filed by us. Information on our website, including our 2025 Sustainability Report, is not a part of, and is not incorporated into, this Annual Report on Form 10-K or any other report we may file with or furnish to the SEC (and is not deemed filed herewith), whether before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language therein. Furthermore, references to our website URLs are intended to be inactive textual references only.
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
Risks Related to the Proposed Merger
The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
On February 1, 2026, we entered into the Merger Agreement with Devon to combine via an all-stock merger transaction. The Merger is subject to a number of conditions to the closing, as specified in the Merger Agreement. These closing conditions include, among others, (1) the receipt of the required approvals from Coterra stockholders and Devon stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) the absence of any governmental order or law that makes consummation of the Merger illegal or otherwise prohibited. We can provide no assurance that the required stockholder approvals will be obtained or that the required conditions to the closing will be satisfied. These conditions to the completion of the Merger, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed at all. Any delay in completing the Merger could cause the combined business not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.
The termination of the Merger Agreement could negatively impact our business.
If the Merger is not completed for any reason, including as a result of a failure to obtain the required approvals from our stockholders or Devon’s stockholders, our ongoing business may be adversely affected and, without realizing any of the expected benefits or having completed the Merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom we do business, as well as our employees;
•we will be required, in certain terminations, to pay Devon a termination fee of $865 million and up to $40 million as reimbursement for Devon’s reasonable and documented fees and expenses in connection with the Merger; and
•we will required to pay our costs relating to the Merger, including financial advisory, legal and accounting fees and expenses, regardless of whether the Merger is completed.
The business relationships of Coterra and Devon may be subject to disruption and uncertainty associated with the Merger, which could have a material adverse effect on the business, financial condition, cash flows and results of operations of Coterra or Devon pending and following the Merger.
Regardless of whether the Merger is completed, the announcement and pendency of the Merger could cause disruptions to our business and financial results, including as follows:
•our and Devon’s current and prospective employees may experience uncertainty about their future roles with the combined business or the operations of the combined business following the Merger, which might adversely affect the two companies’ abilities to retain key management and other personnel;
•uncertainty regarding the completion of the Merger may cause parties with which we or Devon do business, including customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties, to delay or defer certain business decisions or to decide to seek to terminate, change or renegotiate their relationships with us or Devon; and
•the Merger Agreement restricts us from pursuing attractive business opportunities or strategic transactions that may arise prior to completion of the Merger.
These disruptions could have a material and adverse effect on the business, financial condition, cash flows and results of operations, Coterra or Devon, regardless of whether the Merger is completed, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

In addition, we have and will continue to divert significant management resources in an effort to complete the Merger. If the Merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.
Because the market price of Devon common stock has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive in the Merger, if completed.
If the Merger is completed, each eligible share of the Coterra common stock outstanding immediately prior to the Merger will automatically be converted into the right to receive 0.70 shares of Devon common stock. The value of the Devon common stock will depend on the market price at the time the Merger is completed. Prior to completion of the Merger, the market price of Devon common stock is also expected to impact the market price of Coterra common stock. The value of Devon common stock has fluctuated since the date of the announcement of the Merger agreement and will continue to fluctuate. Accordingly, our stockholders will not know or be able to determine the market value of the merger consideration that they would receive upon completion of the Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Devon’s and our respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed and the timing of the Merger and regulatory considerations. Many of these factors and beyond Devon’s and our control.
The Merger Agreement subjects us to restrictions on our business activities prior to the effective time of the Merger, limits our ability to pursue alternatives to the Merger and may discourage other companies from making a favorable alternative transaction proposal.
The Merger Agreement restricts Coterra and Devon from entering into certain corporate transactions and taking other specified actions without the consent of the other party, and generally requires each party to continue its operations in the ordinary course, until completion of the Merger. These restrictions could be in place for an extended period of time if completion of the Merger is delayed and could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The Merger Agreement also contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Merger, or may result in a potential acquirer of Devon, or a potential competing acquirer of Coterra, proposing to pay a lower per share price to acquire Devon than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board of Directors, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction. Further, even if our Board of Directors withholds, withdraws, qualifies or modifies its recommendation with respect to the Merger-related proposals to be voted on by our stockholders, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit such proposals to a vote of our stockholders.
The Merger may be completed even though material adverse changes subsequent to the announcement of the Merger, such as industry-wide changes or other events, may occur.
In general, either party to the Merger can refuse to complete the transaction if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of a party’s financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the other party the right to refuse to complete the transaction. In addition, the parties have the ability, but are under no obligation, to waive any material adverse change that results in the failure of a closing condition and instead proceed with completing the transaction, the share price, business and financial results of the combined company may suffer.
The failure to integrate the businesses and operations of Devon and Coterra successfully in the expected time frame may adversely affect the combined business’ future results.
The Merger involves the combination of two companies which currently operate, and until the completion of the Merger will continue to operate, as independent public companies. We can provide no assurances that our business and Devon’s business can be integrated successfully. It is possible that the integration process could result in the loss of key Coterra employees or key Devon employees, the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses or delays associated with and following completion of the Merger or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

Furthermore, the Board of Directors and executive leadership of the combined company immediately following the Merger will consist of directors and executive officers from each of Devon and Coterra. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The combined business may fail to realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with Devon’s business and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, may not be realized or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of the anticipated benefits related to the combination of assets in certain basins and the expected size, scale, inventory, cash flow generation and financial strength of the combined business, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined business.
The declaration, payment and amounts of dividends, if any, distributed to our stockholders following competition of the Merger will be uncertain.
Although each of Devon and Coterra has paid cash dividends on its respective shares of common stock in the past, our Board of Directors and the Board of Directors of the combined company may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Decisions on whether, when and in which amounts to declare and pay any future dividends will remain in the discretion of the full Board of Directors of the combined company. Any dividend payment amounts will be determined by the Board of Directors on a quarterly basis, and it is possible that the Board of Directors may increase or decrease the amount of dividends paid in the future, or determine not to declare dividends in the future, at any time and for any reason. We expect that any such decisions will depend on the combined business’s financial condition, results of operations, cash balances, cash requirements, future prospects, the outlook for commodity prices and other considerations that the Board of Directors deems relevant, including, but not limited to:
•whether the combined company has enough cash to pay such dividends due to its cash requirements, capital spending plans, cash flows or financial position;
•its desire to maintain or improve the credit ratings on its debt; and
•applicable restrictions under Delaware law.
Stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.
Potential litigation against us or Devon could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims an result in substantial costs.
Stockholders may file lawsuits against Devon, us and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to us or Devon, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.
We will incur significant transaction and Merger-related costs in connection with the Merger.
We expect to incur a number of non-recurring costs associated with the Merger. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of financial advisors and other advisors and representatives and certain employment-related costs relating to our employees. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed.

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
As of December 31, 2025, approximately 17 percent of our estimated proved reserves (by volume) were undeveloped. Developing PUD reserves requires significant capital expenditures, the estimated future development costs associated with our PUD reserves may not equal our actual costs, development may not occur as scheduled and results of our development activities may not be as estimated. If we choose not to develop our PUD reserves, or if we are not otherwise able to develop them successfully, we will be required to remove them from our reported proved reserves. In addition, under the SEC’s reserves reporting rules, because PUD reserves generally may be recorded only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUD reserves that are no longer planned to be developed within this five-year time frame. Delays in the development of our PUD reserves, decreases in commodity prices and increases in costs to drill and develop such reserves may also result in some projects becoming uneconomic.

Strategic determinations, including the allocation of capital and other resources to strategic opportunities, are challenging, and our failure to appropriately allocate capital and resources among our strategic opportunities may adversely affect our financial condition and reduce our growth rate.
Our future growth prospects depend on our ability to identify optimal strategies for our business. In developing our business plans, we considered allocating capital and other resources to various aspects of our business including well-development (primarily drilling and completion), reserve acquisitions, exploratory activity, corporate items and other alternatives. We also consider our likely sources of capital. Notwithstanding the determinations made in the development of our 2026 plan, business opportunities not previously identified periodically may come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies or fail to optimize our capital investment and capital raising opportunities and the use of our other resources in furtherance of our business strategies, our financial condition and growth rate may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2026 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.
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
Moreover, these availability and capacity issues are likely to occur in remote areas with less established infrastructure, such as our Permian Basin properties where we have significant oil and natural gas production. Such availability and capacity issues may result in increased basis differentials, which became more divergent beginning in 2024 in part due to constrained pipeline capacity and oversupply in certain geographic areas. At times, such basis differentials have been significant enough to result in negative spot market pricing in certain areas, such as the Waha Hub in the Permian Basin during 2024, 2025, and early 2026. Any of these availability or capacity issues could negatively affect our operations, revenues and expenses. This could result in wells being shut in or awaiting a pipeline connection or capacity, which would adversely affect our results of operations and cash flows.
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
Other companies operate some of the properties in which we have an interest. As of December 31, 2025, non-operated wells represented approximately 49 percent of our total owned gross wells, or 11 percent of our owned net wells. We have limited ability to influence or control the operation or future development of these non-operated properties and of properties we operate in joint ventures in which we may share control with third parties, including compliance with environmental, safety and other regulations or the amount of capital expenditures that we are required to fund with respect to them. An operator of our wells or a joint venture participant may not adequately perform operations, may breach applicable agreements or may fail to act in ways that are in our best interest, which could reduce our production and revenues and expose us to liabilities. Our dependence on the operator or a joint venture participant could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
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
We could lose leases under certain circumstances if we do not maintain production in paying quantities or meet other lease requirements, and the amounts we spent for those leases could be lost. If we shut in wells in response to lower commodity prices or a lack of pipeline and storage capacity, we may face claims that we are not complying with lease provisions. In addition, the government also may impose new restrictions and regulations affecting our ability to drill, conduct hydraulic fracturing operations, and obtain necessary rights-of-way on federal lands, which could, in turn, result in the loss of federal leases. As of December 31, 2025, less than one percent of our net undeveloped acreage in our core operating areas will expire over the next three years. Our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
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
Risks Related to our Indebtedness, Hedging Activities and Financial Position
We have substantial capital expenditure requirements, and we may not be able to obtain needed financing on satisfactory terms, if at all.
We make and expect to make substantial capital expenditures in connection with our development and production projects. We intend to fund our capital expenditures through cash flows from our operations and, to the extent that is not sufficient, borrowings under our revolving credit agreement. Our ability to generate operating cash flow is subject to a number of risk and variables, including the production of volumes and prices of natural gas, oil and NGLs. We may need to rely on access to both our revolving credit agreement and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by cash flow from operations or other sources. Our ability to access such sources of liquidity may be restricted at a time when we want or need to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions and may cause us to curtail our exploration and development activity. Additionally, such adverse economic and market conditions could impact our counterparties, including our receivables and our hedging counterparties who may, as a result of such conditions, be unable to perform their obligations.
Risks associated with our debt and the provisions of our debt agreements could adversely affect our business, financial position and results of operations.
Our indebtedness could have adverse effects on our business, financial condition, results of operations and cash flows, including by requiring us to use a substantial portion of our cash flow to make debt service payments, which would reduce the funds that would otherwise be available for operations, returning capital to stockholders and future business opportunities. As a result, our ability to buy and sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be adversely impacted. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. If we fail to make required payments or otherwise default on our debt, the lenders who hold such debt also could accelerate amounts due, which could potentially trigger a default or acceleration of other debt.
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
In addition, the CFTC has promulgated regulations to implement statutory requirements for derivatives transactions, including swaps. Reduced liquidity in the oil and gas derivative market could increase the cost of derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of swaps, our results of operations may become more volatile, and our cash flows may be less predictable.
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
Businesses across all industries are facing increasing scrutiny from investors, governmental authorities, regulatory agencies and the public related to their ESG practices, including practices and disclosures related to climate change, among others. Failure, or a perceived failure, to adequately respond to or meet evolving investor, stockholder or public expectations, concerns and standards may cause a business entity to suffer reputational damage and materially and adversely affect the entity’s business, financial condition, or stock and debt prices.
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
The following is a summary of potential climate-related risks that could adversely affect us:
Market Transition Risks. Increased transition to renewable or other alternative energy sources could adversely affect our business, results of operations and cash flows. Our long-term success will be impacted in part by the ability of the global energy markets to transition to renewable or other alternative energy sources, since increased transition to such alternative sources could adversely impact the long-term demand for oil, natural gas and NGLs. An increase in the demand for alternative energy sources, including as a result of new and more efficient technologies or increased government subsidies and intervention, could further increase the market share of alternative energy sources as compared to oil and natural gas and thereby adversely affect our business, results of operations and cash flows.
Policy and Legal Risks. Policy risks include actions that seek to lessen activities that contribute to adverse effects of climate change or to promote adaptation to climate change. Examples of policy actions that would increase the costs of our operations or lower demand for our oil and gas include shifting energy use toward lower emission sources or subsidizing or encouraging through regulatory shifts energy-efficiency solutions. Policy actions also may include restrictions or bans on oil and gas activities, which could lead to write-downs or impairments of our assets. Legal risks include potential lawsuits or regulations regarding the impacts of climate change, failure to adapt to climate change, and the insufficiency of disclosure around material financial risks.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Governance
Our Board of Directors, with assistance from our Audit Committee and Cybersecurity Steering Committee, oversees our risk management program, which includes technology and cybersecurity risks. Our management team, including our Director - IT Security who reports to our Executive Vice President and Chief Financial Officer, provides periodic updates on risk management, including technology and cybersecurity risk management, to the Audit Committee and to the Board of Directors. Such periodic updates include presentations regarding cybersecurity matters, including any new cybersecurity threats, events, incidents, risks, risk management solutions, trainings or education, strategy pivots, or governance changes. The Audit Committee regularly reports its actions, findings and recommendations to the Board of Directors. The Audit Committee relies in large part on such periodic updates and presentations from our management team in developing its reports to the Board of Directors.

Risk Management and Strategy
We maintain a cybersecurity Incident Response Plan (“IRP”) designed to identify, assess, manage, mitigate, and respond to cybersecurity risks, threats and incidents. The IRP was developed in consultation with common cybersecurity frameworks, including the Center for Internet Security (CIS) Critical Security Controls Framework, to provide efficiency, familiarity and consistency in design. As part of our IRP, we have established a Cybersecurity Incident Management Team (“CIMT”), comprised of senior-level executives and management, that defines overall policy and strategy when faced with a cybersecurity incident. The CIMT provides cross-functional and geographical visibility, as well as executive leadership oversight, to address and mitigate associated risks. Among our CIMT, our Executive Vice President and Chief Financial Officer holds the highest level of executive responsibility for assessing and managing cybersecurity threats, incidents, and risks. Our Director - IT Security is responsible for developing and implementing all cybersecurity risk management, strategy, and governance recommendations, and reports to our Executive Vice President and Chief Financial Officer.
The CIMT is supported by a dedicated Cybersecurity Incident Response Team (“CIRT”), comprised generally of security and networking team members with responsibilities to monitor and assess events, cybersecurity incidents, and technical activities throughout our organization. Our CIRT members possess critical skill sets, experience, and competencies related to the management of cybersecurity risks and matters. In particular, our Director - IT Security has over 29 years of experience in the field of information systems and cybersecurity and leads an experienced security and networking team with 71 years of additional combined experience in developing and executing cybersecurity strategies. Our CIRT members also hold over 31 certifications in risk and information security from organizations such as International Information System Security Certification Consortium (ISC2), The SANS Institute, Global Information Assurance Certification (GIAC), CompTIA and Cisco, including Certified Information Systems Security Professional (CISSP), GIAC, Certified Incident Handler Certification (GCIH), GIAC Critical Controls Certification (GCCC), GIAC Continuous Monitoring Certification (GMON), SANS Security Awareness Professional (SSAP), Certified Information Security Manager (CISM), Certified in Risk and Information Systems Control (CRISC), and Certified Information Systems Auditor (CISA).
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
Governmental Proceedings
From time-to-time, we receive notices of violation from governmental and regulatory authorities, including notices relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty whether these notices of violation will result in fines, penalties or both, if fines or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of a specified threshold. We have elected to use a $1 million threshold for disclosing governmental proceedings of this nature. We believe proceedings under this threshold are not material to our business and financial condition.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows certain information as of February 13, 2026 about our executive officers, as such term is defined in Rule 3b-7 of the Securities Exchange Act of 1934. All officers are elected annually by our Board of Directors.

Name	Age	Position
Thomas E. Jorden	68	Chairman, Chief Executive Officer and President
Shannon E. Young III	54	Executive Vice President and Chief Financial Officer
Michael D. DeShazer	40	Executive Vice President — Operations
Blake A. Sirgo	43	Executive Vice President — Business Units
Andrea M. Alexander	43	Senior Vice President and Chief Human Resources Officer
Kevin W. Smith	40	Senior Vice President and Chief Technology Officer
Adam M. Vela	52	Senior Vice President and General Counsel
Gregory F. Conaway	50	Vice President and Chief Accounting Officer
Mr. Jorden was appointed Chief Executive Officer and President of Coterra following the merger with Cimarex Energy Co. (now known as Coterra Energy Operating Co, or “Cimarex”) in October 2021 and Chairman of the Board of Coterra in November 2022. Mr. Jorden previously served as the Chief Executive Officer and President of Cimarex beginning September 2011 and as Chairman of the Board of Directors of Cimarex beginning August 2012. At Cimarex, he began serving as Executive Vice President of Exploration when the company formed in 2002. Prior to the formation of Cimarex, Mr. Jorden held multiple leadership roles at Key Production Company, Inc. (“Key”), which was acquired by Cimarex in 2002. He joined Key in

1993 as Chief Geophysicist and subsequently became Executive Vice President of Exploration. Before joining Key, Mr. Jorden served at Union Pacific Resources and Superior Oil Company.
Mr. Young was appointed Executive Vice President and Chief Financial Officer in July 2023. From 2019 to 2023, Mr. Young served as Executive Vice President and Chief Financial Officer of Talos Energy Inc. Prior to joining Talos Energy Inc., Mr. Young served in similar positions for Sheridan Production Company, LLC, Cobalt International Energy, Inc. and Talos Energy LLC. Mr. Young served as a Managing Director for the Global Energy Group at Goldman, Sachs & Co. from 2010 to 2014 and was an investment banker at Morgan Stanley from 1998 to 2010.
Mr. DeShazer was appointed Executive Vice President — Operations in August 2025, having previously served as Executive Vice President — Business Units since April 2025. Mr. DeShazer also served as Senior Vice President of Business Units from May 2024 to April 2025 and Vice President of Business Units from October 2021 to May 2024. Mr. DeShazer joined Cimarex in 2007, serving in various engineering and reservoir manager positions, as well as multiple leadership roles, including Technology Group Manager from 2016 to 2018, Asset Evaluation Team Manager from 2018 to 2019 and Vice President of the Permian Business Unit in 2019.
Mr. Sirgo was appointed Executive Vice President — Business Units in August 2025, having previously served as Executive Vice President — Operations since April 2025. Mr. Sirgo also served as Senior Vice President of Operations from October 2022 to April 2025 and as Vice President of Operations from October 2021 to October 2022. Mr. Sirgo joined Cimarex in 2008, serving in a number of technical and leadership roles, including Vice President of Operations from February 2020 to October 2021, Vice President of Operation Resources from November 2018 to February 2020, Permian Division Production Manager from June 2016 to November 2018, and in various engineering and production manager positions. Before joining Cimarex, Mr. Sirgo worked at Occidental Petroleum.
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
Mr. Smith was appointed Senior Vice President and Chief Technology Officer in May 2024. Mr. Smith previously served as Vice President and Chief Technology Officer following the merger with Cimarex in October 2021. Mr. Smith began his career with Cimarex in 2007, serving in a number of technical and leadership roles, including Director of Technology and Anadarko Exploration Region Manager. In September 2020, Mr. Smith assumed the role of Chief Engineer for Cimarex.
Mr. Vela was appointed Senior Vice President and General Counsel in August 2023. Mr. Vela previously served as Vice President and General Counsel since October 2022. Mr. Vela previously served in various capacities at Coterra and Cimarex beginning in 2005, including Vice President, Assistant General Counsel, Chief Litigation Counsel and Corporate Counsel. Mr. Vela is a member of the Texas, Colorado, American and Houston Hispanic Bar associations, as well as the Foundation for Natural Resources and Energy Law.
Mr. Conaway was appointed Vice President and Chief Accounting Officer in September 2025 after joining Coterra in August 2025 as Vice President - Accounting. Prior to joining Coterra in 2025, Mr. Conaway was the Chief Accounting Officer of Acuren Corporation, a global inspection, certification and compliance engineering services firm, from November 2024 to April 2025, and as Vice President and Chief Accounting officer of Callon Petroleum Operating Co., an independent oil and natural gas company from January 2020 to March 2024. Mr. Conaway is a Certified Public Accountant in the state of Texas.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our $0.10 par value common stock is listed and principally traded on the NYSE under the ticker symbol “CTRA.” Cash dividends were paid to our common stockholders in each quarter of 2025. Future dividend payments will depend on the Company’s level of earnings, financial requirements and other factors considered relevant by our Board of Directors.
As of February 13, 2026, there were 834 registered holders of our common stock.
ISSUER PURCHASES OF EQUITY SECURITIES
In February 2023, our Board of Directors approved a new share repurchase program that authorizes us to purchase up to $2.0 billion of our common stock in the open market or in negotiated transactions. During the quarter ended December 31, 2025, we purchased 4 million shares of common stock for $93 million, bringing our total repurchases in 2025 to 6 million shares of common stock at a total cost of $140 million. As of December 31, 2025, we were authorized to repurchase up to approximately an additional $1.0 billion of our outstanding common stock.
The following table sets forth information regarding repurchases of our common stock during the quarter ended December 31, 2025.

Period (1)	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 2025	2,316	$23.39	2,316	$1,024
November 2025	—	—	—	$1,024
December 2025 (2)	1,506	$25.88	1,506	$985
Total	3,822		3,822
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
(2)Includes 114,256 shares that were repurchased prior to December 31, 2025 and settled in January 2026.
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

OVERVIEW
Financial and Operating Overview
Financial and operating results for the year ended December 31, 2025 compared to the year ended December 31, 2024 reflect the following:
•Net income increased $596 million from $1.1 billion, or $1.51 per share, in 2024 to $1.7 billion, or $2.25 per share, in 2025.
•Net cash provided by operating activities increased $1.2 billion, from $2.8 billion, in 2024 to $4.0 billion in 2025.
•Oil equivalent production increased 38.0 MMBoe from 247.6 MMBoe, or 676.5 MBoe per day, in 2024 to 285.6 MMBoe, or 782.4 MBoe per day, in 2025.
◦Oil production increased 18.6 MMBbl from 39.8 MMBbl, or 109 MBbl per day, in 2024 to 58.4 MMBbl, or 160 MBbl per day, in 2025.
◦Natural gas production increased 61.1 Bcf from 1,024.7 Bcf, or 2,800 MMcf per day, in 2024 to 1,085.8 Bcf, or 2,975 MMcf per day, in 2025.
◦NGL volumes increased 9.2 MMBbl from 37.0 MMBbl, or 101 MBbl per day, in 2024 to 46.2 MMBbl, or 127 MBbl per day, in 2025.
•Average realized prices (including impact of derivatives):
◦Oil was $64.35 per Bbl in 2025, 13 percent lower than the $74.22 per Bbl price realized in 2024.
◦Natural gas was $2.47 per Mcf in 2025, 41 percent higher than the $1.75 per Mcf price realized in 2024.
◦NGL price for 2025 was $18.24 per Bbl, 9 percent lower than the $19.95 per Bbl price realized in 2024.
•Total capital expenditures for drilling, completion and other fixed assets were $2.3 billion in 2025 compared to $1.8 billion in 2024.
Other financial highlights for the year ended December 31, 2025 include the following:
•Closed two acquisitions in January 2025 in the Delaware Basin for total consideration of $3.3 billion in cash and the issuance of 28,190,682 shares of our common stock valued at $785 million based on the closing price of our common stock on the closing date of the transactions.
•Increased our quarterly dividend from $0.21 per share to $0.22 per share in February 2025.

•Repaid the full $500 million of the Tranche A Term Loan and repaid $200 million of the Tranche B Term Loan. In February 2026, we repaid the remaining $300 million of the Tranche B Term Loan.
•Repurchased 6 million shares of our common stock during 2025 for $140 million.
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
While oil prices were relatively steady throughout 2024, prices declined in 2025 overall compared to 2024. Various commentators and agencies (including the International Energy Agency) forecast larger global supply inventories compared to 2025 and growing global production, particularly from non-OPEC producers. Forecasts for growing global oil demand are subject to volatile market conditions, including ongoing shifts in U.S. and international trade policy, as well as geopolitical risk and uncertainty related to the ongoing Russia-Ukraine war, conflict in the Middle East and U.S. intervention in Venezuela. The impacts of these changes remain to be seen.
Natural gas prices rose in early 2025, trended downward through early fourth quarter, and recovered somewhat heading into 2026, driven in part by lower natural gas power burns in the first and second quarter and record high domestic production.

Heading into 2026, forward pricing for natural gas prices has increased, in part as a result of anticipated colder temperatures, shifting weather models, and expected growing LNG demand. Additionally, increasing power generation opportunities for natural gas, both from demands from electric grids fueled by natural gas-power generation and off-grid demand related to datacenter growth, is anticipated to buoy natural gas prices. While basis differentials have persisted in the U.S., with prices at the Waha Hub in the Permian Basin reaching negative spot pricing at various times throughout 2025 and early 2026 due to oversupply and maintenance, we expect that additional pipeline capacity coming online beginning in late 2026 will alleviate the spread on basis differentials for natural gas. We continue to expect natural gas prices overall to be stronger in 2026 compared to 2025.
Although the current outlook on oil and natural gas prices is generally favorable, and our operations have not been significantly impacted in the short-term, in the event further disruptions occur or the current market volatility and U.S. and international economic policy uncertainty continues for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may increase. We expect commodity price volatility to continue, including as a result of U.S. and international economic policy (such as tariffs or retaliatory tariffs), actions of OPEC+ (including the ability of OPEC+ to successfully coordinate production quotas) and potentially swift near- and medium-term fluctuations in supply and demand, such as potential changes to drilling and capital programs in the short-term by U.S. producers. While we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs significantly increase from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
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
Our primary sources of liquidity are cash on hand, net cash provided by operating activities and available borrowing capacity under our revolving credit agreement. Our liquidity requirements are generally funded with cash flows provided by operating activities, together with cash on hand and draws under our revolving credit agreement. However, from time-to-time, our investments may be funded by sales of assets and private or public financing based on our monitoring of capital markets and our balance sheet. While there are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities should our debt rating fall below a certain level, a change in our debt rating could adversely impact our interest rate on any borrowings under our revolving credit agreement and our ability to economically access debt markets and could trigger the requirement to post credit support under various agreements, which could reduce the borrowing capacity under our revolving credit agreement. As of the date hereof, our debt is currently rated as investment grade by the three leading rating agencies. For more on the impact of credit ratings on our interest rates and fees for unused commitments under our revolving credit agreement, see Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements.” We believe that, with operating cash flow, cash on hand and availability under our revolving credit agreement, we have the ability to finance our spending plans over the next twelve months and, based on current expectations, for the longer term.
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. As of December 31, 2025, our working capital surplus of $292 million was lower than prior year, primarily due to a lower cash position as a result of funding the purchase price of the FME and Avant acquisitions that closed in January 2025, the full repayment of the Tranche A Term Loan of $500 million in 2025 and the partial repayment of the Tranche B Term Loan of $200 million in 2025. Additionally, we reclassified our 3.77% private placement senior notes due in September 2026 to current debt during the third quarter of 2025. As of December 31, 2024, we had a working capital surplus of $2.2 billion. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements and debt repayments over the next 12 months.

As of December 31, 2025, we had unrestricted cash on hand of $114 million and unused commitments of $2.0 billion under our revolving credit agreement.
Our revolving credit agreement and term loan include a covenant potentially limiting our borrowing capacity as determined by our leverage ratio. As of December 31, 2025, we were in compliance with all financial covenants applicable to our revolving credit agreement, term loan and private placement senior notes. Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements,” for further details (including our restrictive covenants and required financial ratio).
Cash Flows
Our cash flows from operating activities, investing activities and financing activities are as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash flows provided by operating activities	$4,021	$2,795	$3,658
Cash flows used in investing activities	(5,628)	(1,762)	(2,059)
Cash flows (used in) provided by financing activities	(551)	279	(1,317)
2025 and 2024 Compared
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. As discussed above, commodity prices have historically been volatile. Fluctuations in cash flow may result in an increase or decrease in our planned capital expenditures.
Net cash provided by operating activities increased by $1.2 billion in 2025 compared to 2024. This increase was primarily due to higher oil, natural gas and NGL revenues driven by significantly higher natural gas prices and higher production from our legacy properties in the Permian and Anadarko Basins and our FME and Avant acquisitions that closed in January 2025. These increases were partially offset by an increase in operating costs largely due to our FME and Avant acquisitions in 2025.
Refer to “Results of Operations” for additional information relative to commodity price, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.
Investing Activities. Cash flows used in investing activities increased by $3.9 billion in 2025 compared to 2024. This increase was primarily due to $3.2 billion of net cash consideration paid for business combinations and $616 million of higher cash paid for capital expenditures in 2025 compared to 2024.
Financing Activities. Cash flows used in financing activities increased by $830 million in 2025 compared to 2024. The increase was primarily due to the repayment of the $500 million Tranche A Term Loan in 2025, the partial repayment of $200 million of the Tranche B Term Loan in 2025 and the repayment of $746 million of borrowings under our revolver during 2025, compared to the repayment of $575 million of 3.65% weighted-average senior notes at their maturity in September 2024. Additionally, we had lower proceeds from the issuance of debt due to the funding of our term loan and borrowings under our revolver during 2025, compared to the issuance of $500 million of 5.60% senior notes in March 2024 and $750 million of 5.40% senior notes and $750 million of 5.90% senior notes in December 2024. These increases were partially offset by $314 million lower stock repurchases in 2025 compared to 2024.
Subsequent Event. In February 2026, we repaid the remaining $300 million of the Tranche B Term Loan.
2024 and 2023 Compared. For information on the comparison of operating, investing, and financing cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Financial Condition (Cash Flows) included in the Coterra Energy Inc. Annual Report on Form 10-K for the year ended December 31, 2024, which information in incorporated by reference herein.
Term Loan
In December 2024, we entered into a delayed draw term loan credit agreement with Toronto Dominion (Texas), LLC, as administrative agent, and certain other lenders and issuing banks (the “Term Loan”), which consists of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. The Tranche A Term Loan matures two years after funding, and the Tranche B Term Loan matures three years after funding. Borrowings under the Term Loan can be prepaid without penalty. In January 2025, we borrowed $500 million under the Tranche A Term Loan to partially fund the acquisition of the FME Interests and $500 million of the Tranche B Term Loan to partially fund the acquisition of the Avant assets. During 2025, we repaid the full $500 million of the Tranche A Term Loan and $200 million of the Tranche B Term Loan.
Borrowings under the Term Loan bear interest at a rate per annum equal to, at our option, either a term secured overnight financing rate (“SOFR”) plus a 0.10 percent credit spread adjustment for all tenors or a base rate, plus an interest rate margin which ranges from 0 to 75 basis points for base rate loans, 100 to 175 basis points for Tranche A SOFR Term Loans and 112.5 to 187.5 basis points for Tranche B SOFR Term Loans based on our credit rating.
The Term Loan contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter until such time as we have no other debt (other than our Credit Agreement as defined below) in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a leverage ratio, at which time the Term Loan requires maintenance of a ratio of total net debt to total capitalization of no more than 65 percent (with all calculations based on definitions contained in the Term Loan).
At December 31, 2025, we were in compliance with all financial covenants and had $300 million of outstanding borrowings under our Term Loan.
Revolving Credit Agreement
In September 2024, we entered into Amendment No. 1 (the “Amendment”) relating to our revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders and issuing banks party thereto (as amended by the Amendment, and further amended, supplemented or otherwise modified from time-to-time, the “Credit Agreement”). The Amendment increased the aggregate revolving commitments under the Credit Agreement from $1.5 billion to $2.0 billion, extended the Credit Agreement maturity date from March 10, 2028 to September 12, 2029, made certain amendments to the representations and warranties, affirmative and negative covenants and events of default, and made certain other modifications.
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
At December 31, 2025, we were in compliance with all financial covenants and had $2.0 billion of borrowing capacity under our Credit Agreement.
Certain Restrictive Covenants
Our ability to incur debt, incur liens, enter into mergers, sell assets, enter into transactions with affiliates, and engage in certain other activities are subject to certain restrictive covenants in our various debt instruments. In addition, the senior note agreement governing various series of senior notes that were issued in a private placement (the “private placement senior notes”) requires us to maintain a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of not less than 2.8 to 1.0 and requires us to maintain, as of the last day of any fiscal quarter, a maximum ratio of total debt to consolidated EBITDAX for the trailing four quarters of not more than 3.0 to 1.0. At December 31, 2025, we were in compliance with all financial covenants in our private placement senior notes.
Refer to Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements,” for further details regarding the interest rate on future borrowings under our Credit Agreement and Term Loan, as well as information regarding our restrictive covenants, including our leverage ratio.

Capitalization
Information about our capitalization is as follows:

	December 31,
(Dollars in millions)	2025	2024
Total debt(1)	$3,818	$3,535
Stockholders' equity	14,838	13,122
Total capitalization	$18,656	$16,657
Debt to total capitalization	20%	21%
Cash and cash equivalents	$114	$2,038
_______________________________________________________________________________
(1)Includes $250 million of current portion of long-term debt as of December 31, 2025. There were no borrowings outstanding under our Credit Agreement as of December 31, 2025 or December 31, 2024.
Share repurchases. In February 2023, our Board of Directors approved a share repurchase program which authorizes the purchase of up to $2.0 billion of our common stock in the open market or in negotiated transactions.
During the year ended December 31, 2025, we repurchased and retired 6 million shares of our common stock for $140 million. We repurchased and retired 17 million shares of common stock for $464 million during the year ended December 31, 2024.
During the year ended December 31, 2024, 351,791 shares of common stock were recorded as treasury stock and retired related to common shares that were retained from vested restricted stock awards for withholding of taxes.
Dividends. In February 2024 and 2025, our Board of Directors approved an increase in the quarterly dividend from $0.20 per share to $0.21 per share beginning in the first quarter of 2024 and from $0.21 per share to $0.22 per share beginning in the first quarter of 2025, respectively.
The following table presents our dividends paid on our common stock for the year ended December 31, 2025 and 2024.

	Rate per share	Total Dividends (In millions)
2025	$0.88	$680
2024	$0.84	$630
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Year Ended December 31,
(In millions)	2025	2024	2023
Acquisitions (business combinations)
Proved oil and gas properties	$2,473	$—	$—
Unproved oil and gas properties	1,286	—	—
Gathering and pipeline systems	333	—	—
Total	$4,092	$—	$—

Capital expenditures
Drilling and facilities	$2,151	$1,645	$1,979
Pipeline and gathering	124	103	91
Other	43	14	34
Capital expenditures for drilling, completion and other fixed asset additions	2,318	1,762	2,104
Capital expenditures for leasehold and property acquisitions	99	19	10
Exploration expenditures(1)	27	25	20
Total	$2,444	$1,806	$2,134
_______________________________________________________________________________
(1)Exploration expenditures include $5 million of exploratory dry hole costs in 2024. There were no exploratory dry hole costs in 2025 and 2023.
In 2025, our capital program focused on the Permian Basin, Marcellus Shale, and Anadarko Basin, where we drilled 384 gross wells (203.3 net) and completed 399 gross wells (198.3 net), of which 90 gross wells (57.6 net) were drilled but uncompleted in prior years.
Our 2026 full year capital program is expected to be in the range of approximately $2.175 billion to $2.325 billion. We expect to turn-in-line 174 to 208 total net wells in 2026 across our three operating regions. Approximately 68 percent of capital expenditures will be invested in the Permian Basin, 16 percent in the Marcellus Shale, eight percent in the Anadarko Basin and remaining eight percent for gathering systems infrastructure, saltwater disposal and other spend. We will continue to assess the commodity price environment and may increase or decrease our capital expenditures accordingly.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. As of December 31, 2025, our material contractual obligations include debt and related interest expense, gathering, processing and transportation agreements, lease obligations, operational agreements, drilling and completion obligations, derivative obligations and asset retirement obligations. Other joint owners in the properties operated by us could incur a portion of these costs. We expect that our sources of capital will be adequate to fund these obligations. Refer to the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report for further details.
We enter into arrangements that can give rise to material off-balance sheet obligations. As of December 31, 2025, the material off-balance sheet arrangements we had entered into included certain firm gathering, processing and transportation commitments and operating lease agreements with terms at commencement of less than 12 months for equipment used in our exploration and development activities. We have no other off-balance sheet debt or other similar unrecorded obligations.

RESULTS OF OPERATIONS
2025 and 2024 Compared
Operating Revenues

	Year Ended December 31,		Variance
(In millions)	2025	2024	Amount	Percent
Oil	$3,699	$2,953	$746	25%
Natural gas	2,633	1,693	940	56%
NGL	844	738	106	14%
Gain (loss) on derivative instruments	351	(3)	354	11,800%
Other	118	77	41	53%
	$7,645	$5,458	$2,187	40%
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
Oil Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	58.4	39.8	18.6	47%	$1,377
Price ($/Bbl)	$63.36	$74.18	$(10.82)	(15)%	(631)
Total					$746
Oil revenues increased $746 million primarily due to increased production in the Permian Basin, partially offset by lower oil prices. Production increased due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties.
Natural Gas Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (Bcf)	1,085.8	1,024.7	61.1	6%	$101
Price ($/Mcf)	$2.43	$1.65	$0.78	47%	839
Total					$940
Natural gas revenues increased $940 million primarily due to significantly higher natural gas prices and higher production. Production increased due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins. This increase was partially offset by lower production in the Marcellus Shale.
NGL Revenues

	Year Ended December 31,		Variance		Increase (Decrease) (In millions)
	2025	2024	Amount	Percent
Volume (MMBbl)	46.2	37.0	9.2	25%	$185
Price ($/Bbl)	$18.24	$19.95	$(1.71)	(9)%	(79)
Total					$106
NGL revenues increased $106 million primarily due to higher NGL volumes in the Permian Basin and Anadarko Basin, partially offset by lower NGL prices.

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
The following table presents the components of “Gain (loss) on derivative instruments, net” for the years indicated:

	Year Ended December 31,
(In millions)	2025	2024
Cash received on settlement of derivative instruments
Oil contracts	$57	$2
Gas contracts	49	96
Non-cash gain (loss) on derivative instruments
Oil contracts	82	(21)
Gas contracts	163	(80)
	$351	$(3)
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
The following table reflects our operating costs and expenses for the years indicated and a discussion of the operating costs and expenses follows.

	Year Ended December 31,		Variance		Per Boe
(In millions, except per Boe)	2025	2024	Amount	Percent	2025	2024
Operating Expenses
Direct operations	$1,023	$658	$365	55%	$3.58	$2.66
Gathering, processing and transportation	1,089	976	113	12%	3.81	3.94
Taxes other than income	366	271	95	35%	1.28	1.09
Exploration	27	25	2	8%	0.09	0.10
Depreciation, depletion and amortization	2,370	1,840	530	29%	8.30	7.43
General and administrative	323	302	21	7%	1.13	1.22
	$5,198	$4,072	$1,126	28%
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include workover activity necessary to maintain production from existing wells.

Direct operations consisted of lease operating expense and workover expense as follows:

	Year Ended December 31,			Per Boe
(In millions, except per Boe)	2025	2024	Variance	2025	2024
Direct Operations
Lease operating expense	$827	$554	$273	$2.89	$2.24
Workover expense	196	104	92	0.69	0.42
	$1,023	$658	$365	$3.58	$2.66
Lease operating expense increased primarily due to increased production levels and higher costs in the Permian Basin driven in part by the FME and Avant acquisitions in the Permian Basin that closed in January 2025, which have higher lifting costs than our legacy wells.
Workover expense increased $92 million primarily due to increased expenses related to higher workover activity in the Permian Basin, partially offset by lower workover activity in the Marcellus Shale due to reduced activity in the basin.
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
Gathering, processing and transportation increased $113 million primarily due to higher production due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins.
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
The following table presents taxes other than income for the years indicated:

	Year Ended December 31,
(In millions)	2025	2024	Variance
Taxes Other than Income
Production	$303	$217	$86
Drilling impact fees	23	17	6
Ad valorem	39	35	4
Other	1	2	(1)
	$366	$271	$95
Production taxes as a percentage of revenue (Permian and Anadarko Basins)	6.1%	5.6%
Taxes other than income increased $95 million primarily due to an increase in our production taxes related to higher production as a result of the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins. The production tax rate increased as a result of higher production mix from properties in areas with higher production tax rates. Additionally, drilling impact fees increased primarily due to increased drilling activity in the Marcellus Shale and higher natural gas prices during 2025 compared to 2024.

Depreciation, Depletion and Amortization
DD&A expense consisted of the following for the periods indicated:

	Year Ended December 31,			Per Boe
(In millions, except per Boe)	2025	2024	Variance	2025	2024
DD&A Expense
Depletion	$2,202	$1,707	$495	$7.71	$6.89
Depreciation	93	73	20	0.31	0.30
Amortization of unproved properties	62	49	13	0.23	0.20
Accretion of ARO	13	11	2	0.05	0.04
	$2,370	$1,840	$530	$8.30	$7.43
Depletion of our producing properties is computed on a field basis using the unit-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depends upon the assumed realized sales price for future production. Therefore, fluctuations in oil and natural gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will also impact depletion expense. Our depletion expense increased $495 million primarily due to a higher depletion rate and an increase in production. Our depletion rate increased primarily due to the increase in value of our oil and gas properties related to assets acquired from FME and Avant, which were recorded at fair value. The depletion rate also increased due to a shift in our production mix to fields with higher depletion rates.
Fixed assets consist primarily of gas gathering facilities, water infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Depreciation expense increased $20 million primarily due to fixed assets acquired from FME and Avant. This increase was partially offset by a decrease in the depreciation of the right-of-use asset associated with our finance lease gathering system, which ended in the third quarter of 2025.
Unproved properties are amortized based on our drilling experience and our expectation of converting our unproved leaseholds to proved properties. The rate of amortization depends on the timing and success of our exploration and development program. If development of unproved properties is deemed unsuccessful, and the properties are abandoned or surrendered, the capitalized costs are expensed in the period the determination is made. Our amortization of unproved properties increased $13 million due to unproved properties acquired from FME and Avant.
General and Administrative
G&A expense consists primarily of salaries and related benefits, stock-based compensation, office rent, legal and consulting fees, systems costs and other administrative costs incurred.
The table below reflects our G&A expense for the periods identified:

	Year Ended December 31,
(In millions)	2025	2024	Variance
G&A Expense
General and administrative expense	$260	$240	$20
Stock-based compensation expense	63	62	1
	$323	$302	$21
G&A expense, excluding stock-based compensation, increased $20 million primarily due to an increase in legal and professional expenses and acquisition and transition costs associated with the FME and Avant acquisitions completed in January 2025, partially offset by the recognition of certain long-term commitments for community outreach and charitable contributions in 2024.

Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards.
Interest Expense
The table below reflects our interest expense, net for the periods indicated:

	Year Ended December 31,
(In millions)	2025	2024	Variance
Interest Expense
Interest expense	$211	$101	$110
Debt premium and discount amortization, net	(21)	(21)	—
Debt issuance cost amortization	6	9	(3)
Other	9	17	(8)
	$205	$106	$99
Interest expense increased $99 million primarily due to an increase of $110 million related to interest on debt balances. This increase was primarily due to the issuance of $500 million of 5.60% senior notes in March 2024, $750 million of 5.40% senior notes in December 2024, $750 million of 5.90% senior notes in December 2024 and $1.0 billion of term loans issued in January 2025 to partially fund the FME and Avant acquisitions. This increase was partially offset by decreases related to repayments of $575 million related to the 3.65% weighted-average private placement senior notes in September 2024 and repayments of $700 million of our term loans in 2025.
Interest Income
Interest income decreased $48 million primarily due to lower cash balances during 2025 compared to 2024 and a decrease in interest earned on our higher interest rate short-term investment balances that matured in September 2024.
Income Tax Expense

	Year Ended December 31,
(In millions)	2025	2024	Variance
Income Tax Expense
Current tax expense	$111	$369	$(258)
Deferred tax expense (benefit)	435	(145)	580
	$546	$224	$322
Combined federal and state effective income tax rate	24.1%	16.7%
Income tax expense increased $322 million primarily due to higher pre-tax income and a higher effective tax rate. The effective tax rate increased due to differences in the non-recurring discrete items recorded during 2025 compared to 2024.
2024 and 2023 Compared
For information on the comparison of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Coterra Energy Inc. Annual Report on Form 10-K for the year ended December 31, 2024, which information is incorporated by reference herein.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in our estimates are recorded when known. We consider the following to be our most critical estimates that involve judgment of management.

Purchase Accounting
From time-to-time, we may acquire assets and assume liabilities in transactions accounted for as business combinations, such as the FME and Avant Acquisitions. In connection with these acquisitions, we allocated $4.0 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the effective dates of the acquisitions. The purchase price allocations are complete as of December 31, 2025.
We made a number of assumptions in estimating the fair value of assets acquired and liabilities assumed in the acquisitions. The most significant assumptions related to the fair value estimates of proved and unproved oil and gas properties, which were recorded at a fair value of $3.8 billion. Since sufficient market data was not available regarding the fair values of the acquired proved and unproved oil and gas properties, we prepared our estimates using discounted cash flows and engaged third party valuation experts. Significant judgments and assumptions are inherent in these estimates and include, among other things, future production volumes, future commodity prices, expected development costs, lease operating costs, reserve risk adjustment factors and an estimate of an applicable market participant discount rate that reflects the risk of the underlying cash flow estimates.
Estimated fair values assigned to assets acquired can have a significant impact on future results of operations, as presented in our financial statements. Fair values are based on estimates of future commodity prices and price differentials, reserve quantities and production volumes, development costs and lease operating costs. In the event that future commodity prices or reserve quantities or production volumes are significantly lower than those used in the determination of fair value as of the effective date of the acquisitions, the likelihood increases that certain costs may be determined to be unrecoverable.
In addition to the fair value of proved and unproved oil and gas properties, other significant fair value assessments for the assets acquired and liabilities assumed in the acquisitions relate to gathering and pipeline systems. We prepared estimates and engaged third-party valuation experts to assist in the valuation of gathering and pipeline systems, which required significant judgments and assumptions inherent in the estimates and included projected cash flows and comparable companies’ cash flow multiples.
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
The reserves estimates of our oil and gas properties have been prepared by our reservoir engineering staff and certain of our reserves are subject to an evaluation performed by an independent third-party petroleum consulting firm. In 2025, greater than 90 percent of the total future net revenue discounted at 10 percent attributable to our proved reserves were subject to this evaluation. For more information regarding reserves estimation, including historical reserves revisions, refer to the Supplemental Oil and Gas Information included in Item 8.
Our rate of recording DD&A expense is dependent upon our estimate of proved reserves, which are utilized in our unit-of-production calculation. If the estimates of proved and proved developed reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it uneconomic to drill and produce higher cost fields. A five percent positive or negative revision to proved reserves would result in a decrease of $0.40 per Boe and an increase of $0.44 per Boe, respectively, on our DD&A rate. This estimated impact is based on current data, and actual events could require different adjustments to our DD&A rate.
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
Unproved oil and gas properties are assessed periodically for impairment on an aggregate basis through periodic updates to our unproved acreage amortization based on past drilling and exploration experience, our expectation of converting leases to held by production and average property lives. Average property lives are determined on a geographical basis and based on the estimated life of unproved property leasehold rights. Historically, the average property life in each of the geographical areas has not significantly changed and generally ranges from three to five years. The commodity price environment may impact the capital available for our drilling activities. We have considered these impacts when determining the amortization of our unproved acreage. If the average unproved property life decreases or increases by one year, the amortization would increase by approximately $15 million or decrease by $10 million, respectively, per year.
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
Our derivative contracts are measured based on quotes from a third-party valuation service provider. Such quotes have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term, as applicable. These estimates are derived from or verified using relevant NYMEX futures contracts or are compared to multiple quotes obtained from counterparties. The determination of fair value also incorporates a credit adjustment for non-performance risk. The non-performance risk of our counterparties is measured by reviewing credit default swap spreads for the various financial institutions with which we have derivative contracts, while our non-performance risk is evaluated by using credit default swap spreads for various similarly rated companies in our sector.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. Except as otherwise indicated, the following quantitative and qualitative information is provided for financial instruments to which we were party to as of December 31, 2025 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
As of December 31, 2025, we had the following outstanding financial commodity derivatives:

	2026				Fair Value Asset (Liability) (In millions)
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars					$49
Volume (MBbl)	3,600	3,640	3,680	3,680
Weighted average floor ($/Bbl)	$56.25	$56.25	$56.25	$56.25
Weighted average ceiling ($/Bbl)	$70.81	$70.81	$70.81	$70.81

WTI NYMEX oil swaps					$33
Volume (MBbl)	900	910	920	920
Weighted average price ($/Bbl)	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps					$4
Volume (MBbl)	4,500	4,550	4,600	4,600
Weighted average differential ($/Bbl)	$0.97	$0.97	$0.97	$0.97
					$86

	2026				2027				Fair Value Asset (Liability) (In millions)
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars									$85
Volume (MMBtu)	108,000,000	81,900,000	82,800,000	82,800,000	7,200,000	7,280,000	7,360,000	7,360,000
Weighted average floor ($/MMBtu)	$3.23	$3.39	$3.39	$3.39	$3.40	$3.40	$3.40	$3.40
Weighted average ceiling ($/MMBtu)	$6.12	$5.61	$5.61	$5.61	$5.17	$5.17	$5.17	$5.17

Transco Leidy gas basis swaps									$1
Volume (MMBtu)	13,500,000	13,650,000	13,800,000	13,800,000	—	—	—	—
Weighted average differential ($/ MMBtu)	$(0.78)	$(0.78)	$(0.78)	$(0.78)	$—	$—	$—	$—

Transco Zone 6 Non-NY gas basis swaps									$(2)
Volume (MMBtu)	22,500,000	22,750,000	23,000,000	23,000,000	—	—	—	—
Weighted average differential ($/ MMBtu)	$(0.16)	$(0.16)	$(0.16)	$(0.16)	$—	$—	$—	$—

Waha gas basis swaps									$66
Volume (MMBtu)	18,000,000	18,200,000	18,400,000	18,400,000	—	—	—	—
Weighted average differential ($/ MMBtu)	$(1.92)	$(1.92)	$(1.92)	$(1.92)	$—	$—	$—	$—
									$150
In January 2026, we entered into the following financial commodity derivatives:

	2026
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	590	910	920	920
Weighted average floor ($/Bbl)	$55.00	$55.00	$50.00	$50.00
Weighted average ceiling ($/Bbl)	$67.40	$67.40	$69.25	$69.25

	2026
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Transco Leidy gas basis swaps
Volume (MMBtu)	5,900,000	9,100,000	9,200,000	9,200,000
Weighted average differential ($/MMBtu)	$(0.79)	$(0.79)	$(0.79)	$(0.79)
A significant portion of our production for 2026 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During 2025, oil collars with floor prices ranging from $55.00 to $65.00 per Bbl and ceiling prices ranging from $69.55 to $86.02 per Bbl covered 20.4 MMBbls, or 35 percent, of oil production at a weighted-average price of $65.12 per Bbl. Oil basis swaps covered 23.7 MMBbls, or 41 percent, of oil production at a weighted-average differential of $1.05 per Bbl. Oil swaps covered 6.9 MMBbls, or 12 percent of oil production at a weighted-average price of $63.30 per Bbl.
During 2025, natural gas collars with floor prices ranging from $2.75 to $3.50 per MMBtu and ceiling prices ranging from $3.40 to $8.30 per MMBtu covered 277.2 Bcf, or 26 percent of natural gas production at a weighted-average price of $3.51 per

MMBtu. Gas basis swaps covered 171.8 Bcf, or 16 percent of natural gas production at a weighted-average differential of $(0.89) per MMBtu.
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
Interest Rate Risk
At December 31, 2025, we had total debt of $3.8 billion. Our debt portfolio includes floating rate debt and fixed-rate debt instruments. Our revolving credit and term loan borrowings are floating rate debt instruments, which exposes us to the risk of earnings or cash flow losses as a result of potential increases in market interest rate.
There are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities. Should our credit rating fall below a certain level, a change in our credit rating could adversely impact our interest rate on any borrowings under our revolving credit agreement and term loan. As of the date hereof, our debt is currently rated as investment grade by the three leading ratings agencies. For more on the impact of credit ratings on our interest rates, see Note 4 of the Notes to the Consolidated Financial Statements, “Long-Term Debt and Credit Agreements”.
At December 31, 2025, we had no outstanding balance under our revolving credit agreement and $300 million outstanding borrowings under our term loan. Assuming no change in the amount of floating rate debt outstanding, a hypothetical 100 basis point increase in the average interest rate under our term loan borrowings would have increased our annual interest expense by approximately $6 million. Actual results may vary due to changes in the amount of floating rate debt outstanding.
At December 31, 2025, we had $3.5 billion outstanding borrowings under fixed-rate debt instruments, which do not carry significant exposure to movements in market interest rates.
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
The carrying amount and estimated fair value of debt is as follows:

	December 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$3,818	$3,798	$3,535	$3,395
Current maturities	(250)	(249)	—	—
Long-term debt, excluding current maturities	$3,568	$3,549	$3,535	$3,395

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Coterra Energy Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Coterra Energy Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
The Impact of Proved Developed Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net

As described in Notes 1 and 3 to the consolidated financial statements, a significant portion of the Company’s properties and equipment, net balance of $22,058 million as of December 31, 2025 and depreciation, depletion and amortization (DD&A) expense of $2,370 million for the year ended December 31, 2025 relates to proved oil and gas properties. The Company uses the successful efforts method of accounting for its oil and gas producing activities. As disclosed by management, the Company’s rate of recording DD&A expense is dependent upon the estimate of proved reserves, which are utilized in the unit-of-production calculation. In estimating proved oil and natural gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data, as well as the use of certain economic assumptions such as commodity prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of proved oil and natural gas reserves have been prepared by the Company’s internal Corporate Reservoir Engineering group and evaluated by third-party petroleum engineers (collectively referred to as “management’s specialists”).
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the estimates of proved developed oil and natural gas reserves, which are derived using historical production volumes and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to data, specifically historical production volumes, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved developed oil and natural gas reserves. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by management’s specialists; (ii) testing the completeness and accuracy of the underlying data used by management’s specialists related to historical production volumes; and (iii) evaluating the specialists’ findings related to future production volumes by comparing future production volumes to relevant historical and current period production volumes, as applicable.
Acquisitions of Franklin Mountain Energy and Avant - Valuations of Proved and Unproved Oil and Gas Properties
As described in Note 2 to the consolidated financial statements, on January 27, 2025, the Company closed on the acquisition of all of the issued and outstanding equity ownership interests of Franklin Mountain Energy (FME) for total consideration of $2.5 billion, and the assets acquired included $2.4 billion of proved and unproved oil and gas properties. On January 17, 2025, the Company closed on the acquisition of certain interests in oil and gas properties of Avant for total cash consideration of $1.5 billion, and the assets acquired included $1.3 billion of proved and unproved oil and gas properties. As disclosed by management, a number of assumptions were made in estimating the fair value of assets acquired and liabilities assumed. The most significant assumptions related to the fair value estimates of proved and unproved oil and gas properties, which were prepared using discounted cash flows. Significant judgments and assumptions by management include, among other things, future production volumes, future commodity prices, expected development costs, lease operating costs, reserve risk adjustment factors, and an estimate of an applicable market participant discount rate.
The principal considerations for our determination that performing procedures relating to the valuations of proved and unproved oil and gas properties acquired in the acquisitions of FME and Avant is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the fair value estimates of the proved and unproved oil and gas properties acquired, which are derived using historical production volumes; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to data, specifically historical production volumes, methods, and management’s significant assumptions related to future production volumes, future commodity prices, expected development costs, lease operating costs, reserve risk adjustment factors, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuations of proved and unproved oil and gas properties acquired. These procedures also included, among others (i) reading the acquisition agreements; (ii) testing management’s process for developing the fair value estimates of proved and unproved oil and gas properties acquired; (iii) evaluating the appropriateness of the discounted cash flow models used by management; (iv) testing the completeness and accuracy of the underlying data used in the discounted cash flow models; and (v) evaluating the reasonableness of the significant assumptions used by management related to future production volumes, future commodity prices, expected development costs, lease operating costs, reserve risk adjustment factors, and discount rate. Evaluating the future commodity prices assumption involved comparing the prices to observable market data. Evaluating management’s assumptions related to future production volumes, expected development costs, and lease operating costs involved considering (i) the current and past performance of the FME and Avant businesses and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the reserve risk adjustment factors and discount rate assumptions. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the future production volumes used in the discounted cash flow models. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by management’s specialists; (ii) testing the completeness and accuracy of the underlying data used by the specialists related to historical production volumes; and (iii) evaluating the specialists’ findings related to future production volumes by comparing future production volumes to relevant historical and current period production volumes, as applicable.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2026

We have served as the Company’s auditor since 1989.

COTERRA ENERGY INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In millions, except per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$114	$2,038
Restricted cash	5	239
Accounts receivable, net	1,208	951
Income taxes receivable	201	20
Inventories	48	46
Other current assets	273	27
Total current assets	1,849	3,321
Properties and equipment, net (Successful efforts method)	22,058	17,890
Other assets	334	414
	$24,241	$21,625

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,056	$833
Current portion of long-term debt	250	—
Accrued liabilities	197	276
Interest payable	54	27
Total current liabilities	1,557	1,136
Long-term debt	3,568	3,535
Deferred income taxes	3,703	3,274
Asset retirement obligations	329	291
Other liabilities	238	259
Total liabilities	9,395	8,495

Commitments and contingencies (Note 8)

Redeemable preferred stock	8	8

Stockholders' equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2025 and 2024
Issued — 760 shares and 735 shares in 2025 and 2024, respectively	76	74
Additional paid-in capital	7,854	7,179
Retained earnings	6,894	5,857
Accumulated other comprehensive income	14	12
Total stockholders' equity	14,838	13,122
	$24,241	$21,625
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
OPERATING REVENUES
Oil	$3,699	$2,953	$2,667
Natural gas	2,633	1,693	2,292
NGL	844	738	644
Gain (loss) on derivative instruments, net	351	(3)	230
Other	118	77	81
	7,645	5,458	5,914
OPERATING EXPENSES
Direct operations	1,023	658	562
Gathering, processing and transportation	1,089	976	975
Taxes other than income	366	271	283
Exploration	27	25	20
Depreciation, depletion and amortization	2,370	1,840	1,641
General and administrative	323	302	291
	5,198	4,072	3,772
Gain on sale of assets	5	3	12
INCOME FROM OPERATIONS	2,452	1,389	2,154
Interest expense	205	106	73
Interest income	(14)	(62)	(47)
Other income	(2)	—	—
Income before income taxes	2,263	1,345	2,128
Income tax expense	546	224	503
NET INCOME	$1,717	$1,121	$1,625

Earnings per share
Basic	$2.25	$1.51	$2.14
Diluted	$2.24	$1.50	$2.13

Weighted-average common shares outstanding
Basic	761	742	756
Diluted	764	745	760
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2025	2024	2023
Net income	$1,717	$1,121	$1,625
Postretirement benefits:
Amortization of net actuarial gain(1)	(2)	(1)	(2)
Net actuarial gain(2)	4	2	—
Total other comprehensive income (loss)	2	1	(2)
Comprehensive income	$1,719	$1,122	$1,623
_______________________________________________________________________________
(1)Net of income taxes of less than $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Net of income taxes of $2 million and less than $1 million for the years ended December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,717	$1,121	$1,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,370	1,840	1,641
Deferred income tax expense (benefit)	435	(145)	74
Gain on sale of assets	(5)	(3)	(12)
Exploratory dry hole cost	—	5	—
(Gain) loss on derivative instruments, net	(351)	3	(230)
Net cash received on settlement of derivative instruments	106	98	284
Amortization of debt premium, debt discount and debt issuance costs	(15)	(12)	(18)
Stock-based compensation and other	62	61	57
Changes in assets and liabilities:
Accounts receivable, net	(67)	(108)	378
Income taxes	(181)	31	38
Inventories	1	13	4
Other current assets	(10)	(3)	(3)
Accounts payable and accrued liabilities	(77)	15	(180)
Interest payable	27	6	—
Other assets and liabilities	9	(127)	—
Net cash provided by operating activities	4,021	2,795	3,658
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(2,288)	(1,754)	(2,089)
Capital expenditures for leasehold and property acquisitions	(99)	(17)	(10)
Cash consideration paid for business combinations, net of cash received	(3,238)	—	—
Purchase of short-term investments	—	(250)	—
Proceeds from sale of short-term investments	—	250	—
Other	(3)	9	40
Net cash used in investing activities	(5,628)	(1,762)	(2,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,746	1,990	—
Repayments of debt	(1,446)	(575)	—
Common stock repurchases	(141)	(455)	(405)
Dividends paid	(682)	(625)	(890)
Other	(28)	(56)	(22)
Net cash (used in) provided by financing activities	(551)	279	(1,317)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,158)	1,312	282
Cash, cash equivalents and restricted cash, beginning of period	2,277	965	683
Cash, cash equivalents and restricted cash, end of period	$119	$2,277	$965
The accompanying notes are an integral part of these consolidated financial statements.

COTERRA ENERGY INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2022	768	$77	—	$—	$7,933	$13	$4,636	$12,659
Net income	—	—	—	—	—	—	1,625	1,625
Exercise of stock options	—	—	—	—	2	—	—	2
Stock amortization and vesting	—	—	—	(9)	65	—	—	56
Common stock repurchases	—	—	17	(409)	—	—	—	(409)
Common stock retirements	(17)	(2)	(17)	418	(416)	—	—	—
Conversion of redeemable preferred stock	—	—	—	—	3	—	—	3
Cash dividends on common stock at $1.17 per share	—	—	—	—	—	—	(895)	(895)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Balance at December 31, 2023	751	$75	—	$—	$7,587	$11	$5,366	$13,039
Net income	—	—	—	—	—	—	1,121	1,121
Exercise of stock options	—	—	—	—	2	—	—	2
Stock amortization and vesting	1	1	—	(8)	52	—	—	45
Common stock repurchases	—	—	17	(456)	—	—	—	(456)
Common stock retirements	(17)	(2)	(17)	464	(462)	—	—	—
Cash dividends on common stock at $0.84 per share	—	—	—	—	—	—	(630)	(630)
Other comprehensive income	—	—	—	—	—	1	—	1
Balance at December 31, 2024	735	$74	—	$—	$7,179	$12	$5,857	$13,122
Net income	—	—	—	—	—	—	1,717	1,717
Issuance of common stock for acquisition	28	2	—	—	783	—	—	785
Stock amortization and vesting	3	—	—	—	32	—	—	32
Common stock repurchases	—	—	6	(140)	—	—	—	(140)
Common stock retirements	(6)	—	(6)	140	(140)	—	—	—
Cash dividends on common stock at $0.88 per share	—	—	—	—	—	—	(680)	(680)
Other comprehensive income	—	—	—	—	—	2	—	2
Balance at December 31, 2025	760	$76	—	$—	$7,854	$14	$6,894	$14,838
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU enhances income tax disclosure requirements, including additional disaggregation of income taxes paid by federal, state, and foreign jurisdictions and expanded rate reconciliation disclosures across eight specific categories, presented in both dollar amounts and percentages. The Company adopted ASU No. 2023-09 effective for the year ended December 31, 2025 and applied the guidance retrospectively to all periods presented, updating comparative periods to reflect the additional disclosures. The adoption of ASU No. 2023-09 had no effect on the Company’s financial position, results of operations or cash flows as it modified disclosure requirements only. Refer to Note 10 of the Notes to the Consolidated Financial Statements, “Income Taxes” for the revised disclosures consistent with the new standard.
Recently Issued Accounting Pronouncements
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
Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds and other investments that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in three financial institutions at December 31, 2025. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.
Restricted Cash
Restricted cash includes cash that is legally or contractually restricted as to withdrawal or usage. As of December 31, 2025 and 2024, the restricted cash balance of $5 million and $239 million, respectively, includes cash deposited in escrow accounts that are restricted for use.
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
Fixed Assets
Fixed assets consist primarily of gas gathering systems, water and electrical infrastructure, buildings, vehicles, aircraft, furniture and fixtures, and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years.
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

During the year ended December 31, 2025, two customers accounted for approximately 22 percent and 14 percent of the Company’s total sales. During the year ended December 31, 2024, two customers accounted for approximately 21 percent and 19 percent of the Company’s total sales. During the year ended December 31, 2023, two customers accounted for approximately 19 percent and 17 percent of the Company’s total sales.
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
Use of Estimates
In preparing its financial statements, the Company follows GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and gas reserves and related cash flow estimates which are used to compute DD&A, impairments of proved oil and gas properties and the fair value of oil and gas properties in purchase accounting. Other estimates include oil, natural gas and NGL revenues and expenses, fair value of derivative instruments, estimates of expenses related to legal, environmental and other contingencies, asset retirement obligations, postretirement obligations, stock-based compensation and deferred income taxes. Actual results could differ from those estimates.
2. Mergers and Acquisitions
Pending Merger
Subsequent Event. On February 1, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon Energy Corporation (“Devon”) to combine via an all-stock merger transaction (“Merger”). Devon is a leading oil and gas producer in the U.S. with a diversified multi-basin portfolio headlined by a world-class acreage position in the Delaware Basin. Under terms of the Merger Agreement, at closing Coterra stockholders will receive a fixed exchange ratio of 0.70 shares of Devon common stock for each share of Coterra common stock. Upon completion, Devon stockholders will own approximately 54 percent of the combined company and Coterra stockholders will own approximately 46 percent on a fully diluted basis. The respective Boards of Directors of the Company and Devon unanimously approved the Merger, which is still subject to the approval of the stockholders of each of the Company and Devon and the receipt of regulatory approvals, among other conditions. The Merger Agreement contains customary pre-closing covenants, including the obligations of each of Coterra and Devon to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking certain specified actions without the consent of the other party. Until the approval by stockholders and subsequent closing, the Company must continue to operate as a stand-alone company.
The Merger is expected to close in the second quarter of 2026, subject to stockholder approvals and other customary closing conditions.
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
In connection with and upon execution of the FME purchase agreement in November 2024, the Company deposited $125 million with an escrow agent which was included in restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2024. All escrow account balances were released during 2025.

Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of the FME Interests were recorded at their respective fair values as of the effective closing date of the acquisition. As of December 31, 2025, the purchase price allocation has been finalized.
Determining the fair value of the assets and liabilities of the FME Interests required judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of the oil and gas properties and gathering and pipeline systems. Oil and gas properties and gathering and pipeline systems were valued using an income and market approach utilizing Level 3 inputs including internally generated production and development data and estimated price and cost estimates.
The following table represents the allocation of the total purchase price of the FME Interests to the identifiable assets acquired and liabilities assumed based on the fair values as of the closing date of the acquisition:

(In millions, except shares and share price)	Purchase Price Allocation
Consideration:
Coterra common stock issued in exchange for FME equity interests	28,190,682
Coterra common stock closing price on January 27, 2025	$27.83
Total value of Coterra common stock issued	$785
Cash consideration(1)	1,733
Total consideration	$2,518

Assets acquired:
Current assets	$178
Proved oil and gas properties	1,833
Unproved oil and gas properties	590
Gathering and pipeline systems	172
Other assets	6
Total assets acquired	$2,779
Liabilities assumed:
Current liabilities	$239
Asset retirement obligations	13
Other liabilities	9
Total liabilities assumed	$261

Net assets acquired	$2,518

(1)Cash consideration included the release of escrow funds in the amount of $123 million in 2025. These funds were included in restricted cash in the Consolidated Balance Sheet as of December 31, 2024.
FME Post-Acquisition Operating Results
The FME Interests contributed the following to the Company’s consolidated operating results:

(In millions)	January 28, 2025 through December 31, 2025
Revenue	$755
Net income	$254

Avant Acquisition
On January 17, 2025, the Company closed on the acquisition of certain interests in oil and gas properties located in the Delaware Basin in New Mexico from certain privately owned sellers for total cash consideration of $1.5 billion (the “Avant assets”).
In connection with and upon execution of the Avant purchase and sale agreement in November 2024, the Company deposited $109 million with an escrow agent which was included in restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2024. All escrow account balances were released during 2025.
Purchase Price Allocation
The transaction was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities acquired in the Avant assets acquisition were recorded at their respective fair values as of the closing date of the acquisition. As of December 31, 2025, the purchase price allocation has been finalized.
Determining the fair value of the assets and liabilities of the Avant assets required judgment and certain assumptions to be made. The most significant fair value estimates related to the valuation of the oil and gas properties and gathering and pipeline systems. Oil and gas properties and gathering and pipeline systems were valued using an income and market approach utilizing Level 3 inputs including internally generated production and development data and estimated price and cost estimates.
The following table represents the allocation of the total purchase price of the Avant assets to the identifiable assets acquired and liabilities assumed based on the fair values as of the closing date of the acquisition:

(In millions)	Purchase Price Allocation
Consideration:
Cash consideration(1)	$1,518
Total consideration	$1,518

Assets acquired:
Current assets	$34
Proved oil and gas properties	640
Unproved oil and gas properties	696
Gathering and pipeline systems	161
Other assets	1
Total assets acquired	$1,532
Liabilities assumed:
Current liabilities	$3
Asset retirement obligations	6
Other liabilities	5
Total liabilities assumed	$14

Net assets acquired	$1,518

(1)Cash consideration included the release of escrow funds in the amount of $109 million in 2025. These funds were included in restricted cash in the Consolidated Balance Sheet as of December 31, 2024.

Avant Post-Acquisition Operating Results
The Avant assets contributed the following to the Company’s consolidated operating results:

(In millions)	January 18, 2025 through December 31, 2025
Revenue	$248
Net income	$40

Combined Unaudited Pro Forma Financial Information
The results of operations of the FME Interests and Avant assets have been included in the Company’s consolidated financial statements since the closing date of the acquisitions. The following supplemental pro forma financial information for the year ended December 31, 2025 and 2024 have been prepared to give effect to the acquisitions of the FME Interests and the Avant assets as if they had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma results of operations do not include any cost savings or other synergies that may have resulted from the acquisitions or any estimated costs that have been incurred by the Company to integrate the FME Interests and Avant assets.

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
The following table represents the unaudited pro forma effect on the Company of the FME and Avant acquisitions as if they had occurred on January 1, 2024:

	December 31,
(In millions)	2025	2024
Pro forma revenue	$7,737	$6,737
Pro forma net income	$1,748	$1,475
Other Information
In connection with the FME and Avant acquisitions, the Company recognized $15 million of transaction costs for the year ended December 31, 2025. These costs are primarily related to integration costs, advisory and legal fees and are included in G&A expense in the Consolidated Statement of Operations.

3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

	December 31,
(In millions)	2025	2024
Proved oil and gas properties	$27,058	$21,765
Unproved oil and gas properties	4,834	4,105
Gathering and pipeline systems	1,065	620
Land, buildings and other equipment	270	213
Finance lease right-of-use asset	—	26
	33,227	26,729
Accumulated DD&A	(11,169)	(8,839)
	$22,058	$17,890
Capitalized Exploratory Well Costs
As of and for the years ended December 31, 2025, 2024 and 2023, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

4. Long-Term Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt.

	December 31,
(In millions)	2025	2024
Private placement senior notes:
3.77% senior notes due September 18, 2026	$250	$250
Senior notes:
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	500
5.40% senior notes due February 15, 2035	750	750
5.90% senior notes due February 15, 2055	750	750
Term loan:
Tranche A term loan due January 27, 2027	—	—
Tranche B term loan due January 17, 2028	300	—
	3,800	3,500
Unamortized debt premium	47	69
Unamortized debt discount	(9)	(10)
Unamortized debt issuance costs	(20)	(24)
Total debt, net	3,818	3,535
Less: current portion of long-term debt	250	—
Long-term debt	$3,568	$3,535
Long-Term Debt Maturity
As of December 31, 2025, maturities of long-term debt over the next five years were as follows:

(In millions)
Year Ending December 31,
2026	$250
2027	750
2028	300
2029	500
2030	—
Thereafter	2,000
Total long-term debt	$3,800
Private Placement Senior Notes
The private placement senior notes are general, unsecured obligations of the Company. Interest is payable semi-annually. Under the terms of the note purchase agreement, the Company may prepay all or any portion of the notes on any date at a price equal to the principal amount thereof plus accrued and unpaid interest plus a make-whole premium.
The note purchase agreement provides that the Company must maintain a minimum annual coverage ratio of consolidated cash flow to interest expense for the trailing four quarters of not less than 2.8 to 1.0 and requires the Company to maintain, as of the last day of any fiscal quarter, a maximum ratio of total debt to consolidated EBITDAX for the trailing four quarters of not more than 3.0 to 1.0. There are also various other covenants and events of default customarily found in such debt instrument. As of December 31, 2025, the Company was in compliance with its financial covenants under the private placement senior notes.

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
In March 2024, the Company issued $500 million aggregate principal amount of 5.60% senior notes due 2034 (the “2034 Senior Notes”). The 2034 Senior Notes will mature on March 15, 2034 and were issued at a discount of $1 million. The Company incurred approximately $5 million of debt issuance costs that were capitalized and are being amortized over the term of such notes.
In December 2024, the Company issued $750 million aggregate principal amount of 5.40% senior notes due 2035 (the “2035 Senior Notes”) and $750 million aggregate principal amount of 5.90% senior notes due 2055 (the “2055 Senior Notes”). The 2035 Senior Notes and the 2055 Senior Notes will mature on February 15, 2035 and February 15, 2055, respectively, and were issued at a discount of $3 million and $5 million, respectively. The Company incurred approximately $7 million and $8 million of debt issuance costs for the 2035 Senior Notes and 2055 Senior Notes, respectively, that were capitalized and are being amortized over the term of such notes.
Term Loan
In December 2024, the Company entered into a delayed draw term loan credit agreement with Toronto Dominion (Texas), LLC, as administrative agent, and certain other lenders and issuing banks (the “Term Loan”), which consists of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. The Tranche A Term Loan matures two years after funding, and the Tranche B Term Loan matures three years after funding. Borrowings under the Term Loan can be prepaid without penalty. In January 2025, the Company borrowed $500 million under the Tranche A Term Loan to partially fund the acquisition of the FME Interests and $500 million of the Tranche B Term Loan to partially fund the acquisition of the Avant assets. During 2025, the Company repaid the full $500 million of the Tranche A Term Loan and $200 million of the Tranche B Term Loan.
Subsequent Event. In February 2026, the Company repaid the remaining $300 million of the Tranche B Term Loan.
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
During the year ended December 31, 2025, the weighted-average effective interest rate on the Company’s Term Loan was approximately 5.8 percent. As of December 31, 2025, the effective interest rate on the Company’s Term Loan was approximately 5.2 percent. The Company incurred $2 million of debt issuance costs which were capitalized and are being amortized over the term of the Term Loan.
The Term Loan contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter until such time as the Company has no other debt (other than the Company’s Credit Agreement as defined below) in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a leverage ratio, at which time the Term Loan requires maintenance of a ratio of total net debt to total capitalization of no more than 65 percent (with all calculations based on definitions contained in the Term Loan). As of December 31, 2025, the Company was in compliance with its financial covenants under the Term Loan.
Revolving Credit Agreement
On September 12, 2024, the Company entered into an Amendment No. 1 (the “Amendment”) relating to its revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders and issuing banks party thereto (as amended by the Amendment, and further amended, supplemented or otherwise modified from time-to-time, the “Credit Agreement”). The Amendment has increased the aggregate revolving commitments under the Credit Agreement from $1.5 billion to $2.0 billion, extended the Credit Agreement maturity date from March 10, 2028 to September 12, 2029, made certain amendments to the representations and warranties, affirmative and negative covenants and events of default, and made certain other modifications. The Company incurred $4 million of debt issuance costs related to the Amendment which were capitalized and will be amortized over the term of the amended Credit Agreement.
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
The Credit Agreement contains customary covenants, including the maintenance of a maximum leverage ratio of no more than 3.0 to 1.0 as of the last day of any fiscal quarter. At such time as the Company has no other debt in a principal amount in excess of $75 million outstanding that has a financial maintenance covenant based on a substantially similar leverage ratio, in lieu of such maximum leverage ratio covenant, the Credit Agreement will instead require the Company to maintain a ratio of total net debt to capitalization of no more than 65 percent (with all calculations based on definitions contained in the Credit Agreement). As of December 31, 2025, the Company was in compliance with its financial covenants under the Credit Agreement.
During 2025, the Company borrowed and repaid $746 million under its revolving credit agreement. The Company’s weighted-average interest rate for borrowings under the revolving credit agreement for the year ended December 31, 2025 was 7.5 percent. There were no borrowings under the revolving credit agreement during 2024.
As of December 31, 2025, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $2.0 billion.
5. Derivative Instruments
As of December 31, 2025, the Company had the following outstanding financial commodity derivatives:

	2026
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	3,600	3,640	3,680	3,680
Weighted average floor ($/Bbl)	$56.25	$56.25	$56.25	$56.25
Weighted average ceiling ($/Bbl)	$70.81	$70.81	$70.81	$70.81

WTI NYMEX oil swaps
Volume (MBbl)	900	910	920	920
Weighted average price ($/Bbl)	$66.14	$66.14	$66.14	$66.14

WTI Midland oil basis swaps
Volume (MBbl)	4,500	4,550	4,600	4,600
Weighted average differential ($/Bbl)	$0.97	$0.97	$0.97	$0.97

	2026				2027
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	108,000,000	81,900,000	82,800,000	82,800,000	7,200,000	7,280,000	7,360,000	7,360,000
Weighted average floor ($/MMBtu)	$3.23	$3.39	$3.39	$3.39	$3.40	$3.40	$3.40	$3.40
Weighted average ceiling ($/MMBtu)	$6.12	$5.61	$5.61	$5.61	$5.17	$5.17	$5.17	$5.17

Transco Leidy gas basis swaps
Volume (MMBtu)	13,500,000	13,650,000	13,800,000	13,800,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.78)	$(0.78)	$(0.78)	$(0.78)	$—	$—	$—	$—

Transco Zone 6 Non-NY gas basis swaps
Volume (MMBtu)	22,500,000	22,750,000	23,000,000	23,000,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(0.16)	$(0.16)	$(0.16)	$(0.16)	$—	$—	$—	$—

Waha gas basis swaps
Volume (MMBtu)	18,000,000	18,200,000	18,400,000	18,400,000	—	—	—	—
Weighted average differential ($/MMBtu)	$(1.92)	$(1.92)	$(1.92)	$(1.92)	$—	$—	$—	$—
In January 2026, the Company entered into the following financial commodity derivatives:

	2026
Oil	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	590	910	920	920
Weighted average floor ($/Bbl)	$55.00	$55.00	$50.00	$50.00
Weighted average ceiling ($/Bbl)	$67.40	$67.40	$69.25	$69.25

	2026
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Transco Leidy gas basis swaps
Volume (MMBtu)	5,900,000	9,100,000	9,200,000	9,200,000
Weighted average differential ($/MMBtu)	$(0.79)	$(0.79)	$(0.79)	$(0.79)
Effect of Derivative Instruments on the Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
(In millions)	Balance Sheet Location	2025	2024	2025	2024
Commodity contracts	Other current assets	$235	$12	$—	$—
Commodity contracts	Accrued liabilities	—	—	2	17
Commodity contracts	Other assets	3	—	—	—
Commodity contracts	Other liabilities	—	—	—	4
		$238	$12	$2	$21

Offsetting of Derivative Assets and Liabilities in the Consolidated Balance Sheet

	December 31,
(In millions)	2025	2024
Derivative assets
Gross amounts of recognized assets	$242	$26
Gross amounts offset in the consolidated balance sheet	(4)	(14)
Net amounts of assets presented in the consolidated balance sheet	238	12
Gross amounts of financial instruments not offset in the consolidated balance sheet	15	—
Net amount	$253	$12

Derivative liabilities
Gross amounts of recognized liabilities	$6	$35
Gross amounts offset in the consolidated balance sheet	(4)	(14)
Net amounts of liabilities presented in the consolidated balance sheet	2	21
Gross amounts of financial instruments not offset in the consolidated balance sheet	—	—
Net amount	$2	$21
Effect of Derivative Instruments on the Consolidated Statement of Operations

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash received on settlement of derivative instruments
Oil contracts	$57	$2	$4
Gas contracts	49	96	280
Non-cash gain (loss) on derivative instruments
Oil contracts	82	(21)	18
Gas contracts	163	(80)	(72)
	$351	$(3)	$230
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

6. Fair Value Measurements
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Assets
Deferred compensation plan	$21	$—	$—	$21
Derivative instruments	—	32	210	242
Total assets	$21	$32	$210	$263
Liabilities
Deferred compensation plan	$21	$—	$—	$21
Derivative instruments	—	—	6	6
Total liabilities	$21	$—	$6	$27

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	26	26
Total assets	$17	$—	$26	$43
Liabilities
Deferred compensation plan	$17	$—	$—	$17
Derivative instruments	—	—	35	35
Total liabilities	$17	$—	$35	$52
The Company’s investments associated with its deferred compensation plan consist of mutual funds that are publicly traded and for which market prices are readily available.
The derivative instruments were measured based on quotes from the Company’s third-party valuation service provider. Such quotes have been derived using an income approach that considers various inputs, including current market and contractual prices for the underlying instruments, quoted forward commodity prices, basis differentials, volatility factors and interest rates for a similar length of time as the derivative contract term as applicable. Estimates are derived from or verified using relevant NYMEX futures contracts and are compared to multiple quotes obtained from counterparties. The determination of the fair values presented above also incorporates a credit adjustment for non-performance risk. Non-performance risk of the Company’s counterparties is measured by reviewing credit default swap spreads for the various financial institutions with which the Company has derivative contracts while non-performance risk of the Company is evaluated using credit default swap spreads for various similarly rated companies in the same sector as the Company. The Company has not incurred any losses related to non-performance risk of its counterparties and does not anticipate any material impact on its financial results due to non-performance by third parties.
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

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Year Ended December 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$(9)	$92	$146
Total gain (loss) included in earnings	288	(3)	230
Settlement (gain) loss	(75)	(98)	(284)
Balance at end of period	$204	$(9)	$92

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$208	$(16)	$92
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. In January 2025, the Company completed the FME and Avant acquisitions and recorded the assets acquired and liabilities assumed at fair value. The most significant fair value determinations for non-financial assets and liabilities are related to acquired oil and gas properties and gathering and pipeline systems. Refer to Note 2 of the Notes to the Consolidated Financial Statements, “Mergers and Acquisitions”, for additional information. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of December 31, 2025, 2024 and 2023, additional disclosures were not required.
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
The carrying amount and estimated fair value of debt is as follows:

	December 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$3,818	$3,798	$3,535	$3,395
Current maturities	(250)	(249)	—	—
Long-term debt, excluding current maturities	$3,568	$3,549	$3,535	$3,395

7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$302	$289	$277
Liabilities assumed in acquisition	19	—	—
Liabilities incurred	11	9	6
Liabilities settled	(2)	(7)	(1)
Liabilities divested	—	—	(4)
Accretion expense	13	11	11
Balance at end of period	$343	$302	$289
Less: current asset retirement obligation	(14)	(11)	(9)
Noncurrent asset retirement obligation	$329	$291	$280
8. Commitments and Contingencies
Gathering, Processing and Transportation Agreements
As of December 31, 2025, the Company’s future minimum obligations under gathering, processing and transportation agreements are as follows:

(In millions)	Gathering and Transportation	Gas Processing	Volume Delivery	Water Delivery
Year Ending December 31,
2026	$193	$84	$21	$7
2027	231	80	17	7
2028	190	72	13	6
2029	182	26	—	6
2030	169	23	—	5
Thereafter	888	36	—	—
Total	$1,853	$321	$51	$31
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
As of December 31, 2025, the Company had an accrued liability of $13 million associated with this commitment, representing the present value of estimated amounts payable due to insufficient forecasted delivery volumes.
Power Purchase Commitments
The Company has entered into certain agreements to purchase electrical power. Under certain of these agreements, the Company is obligated to purchase minimum quantities at a fixed rate, or pay for any deficiencies at a specified rate.
As of December 31, 2025, the Company’s future minimum obligations under electric power purchase agreements are as follows:

(In millions)	Amount
Year Ending December 31,
2026	$6
2027	23
2028	28
2029	7
Total	$64
Lease Commitments
The Company has operating leases for office space, surface use agreements, compressor services, electric hydraulic fracturing services and other leases. The leases have remaining terms ranging from one month to 20 years, including options to extend leases that the Company is reasonably certain to exercise. During the year ended December 31, 2025, the Company recognized operating lease cost and variable lease cost of $120 million and $561 million, respectively. During the year ended December 31, 2024, the Company recognized operating lease cost and variable lease cost of $131 million and $245 million, respectively.
Short-term leases. The Company leases drilling rigs, fracturing and other equipment under lease terms ranging from 30 days to one year. Lease cost of $686 million and $387 million was recognized on short-term leases during the year ended December 31, 2025 and 2024, respectively. Certain lease costs are capitalized and included in properties and equipment, net in the Consolidated Balance Sheet because they relate to drilling and completion activities, while other costs are expensed because they relate to production and administrative activities.

As of December 31, 2025, the Company’s future undiscounted minimum cash payment obligations for its operating lease liabilities are as follows:

(In millions)	Amount
Year Ending December 31,
2026	$75
2027	39
2028	30
2029	17
2030	14
Thereafter	38
Total undiscounted future lease payments	213
Present value adjustment	(25)
Net operating lease liabilities	$188
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(In millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128	$137
The Company’s financing lease matured in August 2025. For the year ended December 31, 2024, financing cash flows from financing leases was $5 million.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases is summarized below:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	5.0	4.1
Weighted-average discount rate	4.8%	4.2%
The Company’s financing lease matured in August 2025. For the year ended December 31, 2024, the weighted-average remaining lease term for financing leases was 0.7 years and the weighted-average discount rate for financing leases was 3.2 percent.
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

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Year Ended December 31,
(In millions)	2025	2024	2023
Oil	$3,699	$2,953	$2,667
Natural gas	2,633	1,693	2,292
NGL	844	738	644
Other	118	77	81
	$7,294	$5,461	$5,684
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
As of December 31, 2025, the Company has $5.5 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations over the next 13 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $968 million and $820 million as of December 31, 2025 and 2024, respectively, and are reported in accounts receivable, net in the Consolidated Balance Sheet. As of December 31, 2025 and 2024, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.

10. Income Taxes
Income tax expense is summarized as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Current
Federal	$99	$343	$387
State	12	26	42
	111	369	429
Deferred
Federal	372	(72)	52
State	63	(73)	22
	435	(145)	74
Income tax expense	$546	$224	$503
Income tax expense was different than the amounts computed by applying the statutory federal income tax rate as follows:

	Year Ended December 31,
	2025		2024		2023
(In millions, except rates)	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax rate	$475	21.00%	$283	21.00%	$447	21.00%
State and local income taxes, net of federal income tax effect (1)
Statutory state income tax, net of federal benefit	45	1.99%	9	0.71%	29	1.35%
Blended deferred rate adjustment	33	1.48%	(26)	(1.96)%	16	0.73%
Changes in state valuation allowances	(11)	(0.51)%	(27)	(2.00)%	3	0.13%
Other	—	—%	(1)	(0.08)%	—	—%
Tax credits	(13)	(0.57)%	(14)	(1.06)%	(14)	(0.65)%
Changes in valuation allowances	—	—%	(15)	(1.09)%	—	—%
Nontaxable or nondeductible items	10	0.44%	9	0.67%	10	0.47%
Changes in unrecognized tax benefits	7	0.33%	(4)	(0.29)%	6	0.31%
Other adjustments	—	(0.02)%	10	0.76%	6	0.30%
Effective tax rate	$546	24.14%	$224	16.66%	$503	23.64%
(1) State taxes in New Mexico, Oklahoma, and Pennsylvania make up the majority (greater than 50 percent) of the tax effect in this category.
The Company's overall effective tax rate increased in 2025 compared to 2024, primarily due to deferred tax adjustments related to changes in the overall state tax rate and lower benefits from valuation allowance releases in 2025. The Company’s overall effective tax rate decreased in 2024 compared to 2023, primarily due to benefits from valuation allowance releases and deferred tax adjustments related to changes in the overall state tax rate.

Cash paid for income taxes, net of refunds, is summarized as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Federal	$266	$309	$348
State
New Mexico	15	20	17
Other states	10	10	19
Total State	25	30	36

Cash paid for income taxes, net of refunds	$291	$339	$384
The composition of net deferred tax liabilities is as follows:

	December 31,
(In millions)	2025	2024
Deferred Tax Assets
Net operating losses	$157	$166
Incentive compensation	38	44
Deferred compensation	1	1
Leases	36	19
Derivative instruments	—	2
Other	48	45
Less: valuation allowance	(61)	(72)
Total	219	205
Deferred Tax Liabilities
Properties and equipment	3,828	3,456
Leases	40	22
Derivative instruments	53	—
Other	1	1
Total	3,922	3,479
Net deferred tax liabilities	$3,703	$3,274
At December 31, 2025, the Company had federal net operating loss carryforwards of approximately $338 million, of which $273 million is subject to expiration in years 2035 through 2037, and of which $65 million does not expire. The Company had a valuation allowance on $38 million of the federal net operating loss carryforwards, but believes the remaining $300 million will be fully utilized prior to expiration. The Company had gross state net operating loss carryforwards of $2.5 billion at December 31, 2025, primarily expiring between 2026 and 2043, with all but $1.2 billion covered by a valuation allowance. The Company also had other credit carryforwards of $15 million at December 31, 2025 that are offset by $4 million of valuation allowances.
As of December 31, 2025, the Company had $8 million of valuation allowances on the deferred tax benefits related to federal net operating loss carryforwards, $49 million of valuation allowances on the deferred tax benefits related to state net operating loss carryforwards, and $4 million of valuation allowances on the deferred tax benefits related to other credit carryforwards. The Company believes it is more likely than not that the remainder of its deferred tax benefits will be utilized prior to their expiration.

Unrecognized Tax Benefits
A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$16	$20	$13
Additions for tax positions of current period	8	3	4
Additions for tax positions of prior periods	—	—	3
Reductions for tax positions of prior periods	—	(7)	—
Balance at end of period	$24	$16	$20
During 2025, the Company recorded an $8 million reserve for unrecognized tax benefits related to estimated current year research and development tax credits and Pennsylvania state apportionment matters. As of December 31, 2025, the Company’s overall net reserve for unrecognized tax benefits was $24 million, with a $6 million liability for accrued interest on the uncertain tax benefits. If recognized, the net tax benefit of $24 million would not have a material effect on the Company’s effective tax rate.
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
Recent U.S. Tax Legislation
On July 4, 2025, the U.S. enacted significant tax legislation under H.R. 1, the One Big Beautiful Bill Act (“OBBBA”). The effects of the provisions of the OBBBA have been reflected in the Company’s financial statements for the year ended December 31, 2025. While the enactment of the OBBBA did not result in a material change to the Company’s total income tax expense, it had a material impact on the allocation between current and deferred taxes. Specifically, the reinstatement of 100 percent bonus depreciation and immediate expensing of domestic research and development costs resulted in a significant reduction to current tax expense, with a corresponding increase in deferred tax expense.
11. Employee Benefit Plans
Postretirement Benefits
The Company provides health care benefits to certain former employees, including their spouses, eligible dependents and surviving spouses (retirees). These benefits are commonly called postretirement benefits. The health care plans are contributory, with participants’ contributions adjusted annually. Most employees that participate in the plan become eligible for these benefits when they meet certain age and service requirements at retirement. Eligibility to receive postretirement benefits was frozen in 2022 to include only former employees already receiving benefits at that time and certain grandfathered employees.
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
As of December 31, 2025 and 2024, the Company provided postretirement benefits to 241 and 267 retirees and their dependents, respectively.
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

During the years ended December 31, 2025, 2024 and 2023, the Company made aggregate contributions to the RSP of $27 million, $19 million and $19 million, respectively, which are included in operating expense based on the classification of the corresponding salaries in the Consolidated Statement of Operations.
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
The market value of the trust assets was $21 million and $17 million at December 31, 2025 and 2024, respectively, and is included in other assets in the Consolidated Balance Sheet. Related liabilities totaled $21 million and $17 million at December 31, 2025 and 2024, respectively, and are included in other liabilities in the Consolidated Balance Sheet. There is no impact on earnings or earnings per share from the changes in market value of the other deferred compensation plan assets because the changes in market value of the trust assets are offset completely by changes in the value of the liability, which represents trust assets belonging to plan participants.
The Company made contributions to the deferred compensation plans of $4 million, $3 million and $3 million in 2025, 2024 and 2023, respectively, which are included in operating expense based on the classification of the corresponding salaries in the Consolidated Statement of Operations.
12. Capital Stock
Issuance of Common Stock
Upon the closing of the FME acquisition in January 2025, the Company issued 28,190,682 shares of its common stock to the sellers of the FME Interests. The shares were valued at $785 million based on the closing price of the stock on the date of issuance.

Dividends
Common Stock
The following table summarizes the dividends the Company has paid on its common stock during 2025, 2024 and 2023:

	Rate per share
	Base(1)	Variable	Total	Total Dividends Paid (In millions)
2025:
First quarter	$0.22	$—	$0.22	$170
Second quarter	0.22	—	0.22	170
Third quarter	0.22	—	0.22	170
Fourth quarter	0.22	—	0.22	170
Total year-to-date	$0.88	$—	$0.88	$680
2024:
First quarter	$0.21	$—	$0.21	$160
Second quarter	0.21	—	0.21	158
Third quarter	0.21	—	0.21	156
Fourth quarter	0.21	—	0.21	156
Total year-to-date	$0.84	$—	$0.84	$630
2023:
First quarter	$0.20	$0.37	$0.57	$438
Second quarter	0.20	—	0.20	153
Third quarter	0.20	—	0.20	153
Fourth quarter	0.20	—	0.20	151
Total year-to-date	$0.80	$0.37	$1.17	$895
(1) Increases to the Company’s dividends were previously approved by the Company’s Board of Directors in the February meeting of the respective year presented.
Treasury Stock
In February 2023, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to $2.0 billion of the Company’s common stock. During 2025, the Company repurchased and retired 6 million shares of common stock for $140 million under its repurchase program. During 2024, the Company repurchased and retired 17 million shares of common stock for $464 million under its repurchase program. As of December 31, 2025, the Company’s had $1.0 billion remaining under its current share repurchase program.
There were no restricted stock vestings related to the Company’s repurchase program during 2025. During 2024 and 2023, the Company withheld and retired 351,791 and 332,634 shares of common stock, respectively, valued at $8 million and $9 million, respectively, related to shares withheld for taxes upon the vesting of certain restricted stock awards.
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

Redeemable Preferred Stock
In October 2021, in connection with the merger with Cimarex Energy Co. (now known as Coterra Energy Operating Co, or “Cimarex”), the Company assumed the obligations associated with Cimarex’s preferred stock, par value $0.01 per share, designated as 8 1/8% Series A Cumulative Perpetual Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock was originally issued by Cimarex and remains on the Cimarex balance sheet after the merger. The Company accounts for the Preferred Stock as a non-controlling interest, which is immaterial for reporting purposes.
During the year ended December 31, 2023, holders of a portion of the Preferred Stock elected to convert their Preferred Stock into Coterra common stock and cash as follows:

2023
Preferred stock converted into Coterra common stock	2,000
Coterra common stock issued	79,285
Cash paid for conversion (in millions)	$1
Book value of preferred shares at conversion (in millions)	$3
Upon conversion of the Preferred Stock, the excess of carrying value over cash paid was credited to additional paid-in capital in the Consolidated Balance Sheet. There was no gain or loss recognized on the transactions as the shares were converted in accordance with the original terms of the Certificate of Designations for the Preferred Stock. At December 31, 2025, there were 4,265 shares of Preferred Stock outstanding with a carrying value of $8 million.
There were no Preferred Stock conversions during the years ended December 31, 2025 and 2024.
13. Stock-Based Compensation
Incentive Plan
On May 4, 2023, the Company’s stockholders approved the Coterra Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”) which replaced the then-existing Cabot Oil & Gas Corporation 2014 Incentive Plan (the “2014 Plan”) and Cimarex Energy Co. Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”). Under the 2023 Plan, permitted awards include, but are not limited to, options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash and stock-based awards. A total of 22.95 million shares of common stock may be issued under the 2023 Plan. The 2023 Plan expires on February 21, 2033. No additional awards may be granted under the 2014 Plan or the 2019 Plan on or after May 4, 2023. Awards outstanding under any of the Company’s prior plans will remain outstanding and vest in accordance with their original terms and conditions. At December 31, 2025, approximately 15.5 million shares are available for issuance under the 2023 Plan.
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Restricted stock units - employees and non-employee directors	$51	$47	$37
Restricted stock awards	—	6	14
Performance share awards	12	9	15
Deferred performance shares(1)	—	—	(7)
Total stock-based compensation expense	$63	$62	$59
Income tax benefit	$21	$12	$7
_______________________________________________________________________________
(1)    During 2023, 495,774 shares of the Company’s common stock representing vested performance share awards previously deferred into the deferred compensation plan were sold and invested in other investment options. The sale of the Company’s common stock resulted in a $7 million decrease to the deferred compensation liability and a corresponding decrease in stock-based compensation expense. Refer to Note 11 for further discussion of the Company’s deferred compensation plan.

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
The following table is a summary of restricted stock unit award activity:

	Year Ended December 31, 2025
	Shares	Weighted- Average Grant Date Fair Value per Unit
Outstanding at beginning of period	6,165,974	$25.71
Granted	2,506,429	25.47
Vested	(1,811,642)	24.96
Forfeited	(253,201)	26.41
Outstanding at end of period	6,607,560	$25.79
The weighted-average grant date fair value per unit granted during 2025, 2024 and 2023 was $25.47, $25.87 and $26.12, respectively.
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
The following table is a summary of restricted stock unit award activity:

	Year Ended December 31, 2025
	Shares	Weighted- Average Grant Date Fair Value per Unit
Outstanding at beginning of period	326,359	$22.12
Granted	83,637	22.60
Vested	(126,339)	23.50
Outstanding at end of period	283,657	$21.65

The weighted-average grant date fair value per unit granted during 2025, 2024 and 2023 was $22.60, $28.08 and $24.46, respectively.

During 2025, 76,478 restricted stock units previously granted and vested in periods from 2016 through 2021 were issued upon the retirement of certain non-employee directors. The weighted-average grant date value was $23.50 per unit for all awards issued in 2025.
Performance Share Awards Based on Market Conditions
The Company grants performance share awards based on the Company’s performance relative to a predetermined peer group and industry-related indices (“TSR Performance Share Awards”). The performance period for these awards generally commences on February 1 of the respective year in which the award was granted and extends over a three-year performance period. For most performance share awards, vesting is dependent upon the employees’ continued service with the Company, with the exception of employment termination due to death, disability or, if applicable, retirement. For all outstanding performance share awards, the Company used an annual forfeiture rate of zero for purposes of recognizing stock-based compensation expense. The annual forfeiture rate assumption was based on the Company’s actual forfeiture history and expectations for this type of award.
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
The following table is a summary of activity for the TSR Performance Share Awards:

	Year Ended December 31, 2025
	Shares	Weighted- Average Grant Date Fair Value per Unit (1)
Outstanding at beginning of period	2,202,494	$18.19
Granted	579,476	21.49
Vested	(1,103,157)	17.89
Outstanding at end of period	1,678,813	$19.52
_______________________________________________________________________________
(1)The grant date fair value figures in this table represent the fair value of the equity component of the performance share awards.
The following table reflects certain balance sheet information of outstanding TSR Awards:

	December 31,
(In millions)	2025	2024
Other current liabilities	$3	$1
Other liabilities	4	4
The following table reflects certain cash payments related to the vesting of TSR Awards:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash payments for TSR awards	$1	$—	$—

The following assumptions were used to determine the grant date fair value of the equity component of the TSR Performance Share Awards for the respective periods:

	Year Ended December 31,
	2025	2024	2023
Fair value per performance share award granted during the period	$21.49	$19.38	$17.18 - $20.20
Assumptions
Stock price volatility	33.8%	38.0%	40.6% - 44.8%
Risk free rate of return	4.3%	4.4%	4.4% - 4.8%

The following assumptions were used to determine the fair value of the liability component of the TSR Performance Share Awards for the respective periods:

December 31,
	2025	2024	2023
Fair value per performance share award at the end of the period	$5.54 - $7.58	$0.89 - $7.48	$7.57 - 10.67
Assumptions
Stock price volatility	27.3% - 30.7%	23.5% - 28.2%	29.1% - 38.8%
Risk free rate of return	3.5% - 3.7%	4.1% - 4.4%	4.2% - 4.7%
The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date.
Subsequent Event. On January 31, 2026, the performance period ended for the TSR Performance Share Awards that were granted in 2023, and 557,399 shares with a grant date fair value of $10 million vested based on the Company’s ranking relative to a predetermined peer group. Cash payments associated with these awards of approximately $2 million were also made in February 2026. The calculation of the award payout was certified by the Compensation Committee on February 5, 2026.
Other Information
The following table reflects the aggregate fair value of awards and units that vested during the respective period:

	December 31,
(In millions)	2025	2024	2023
Restricted stock units - employees and non-employee directors	$51	$25	$9
Restricted stock awards	—	26	22
Performance share awards	31	2	—
	$82	$53	$31

The following table reflects the unrecognized stock-based compensation and the related weighted-average recognition period associated with the unvested awards and units as of December 31, 2025:

	Unrecognized Stock-Based Compensation (In Millions)	Weighted-Average Period For Recognition (Years)
Restricted stock units - employees and non-employee directors	$85	1.6
Performance share awards	12	1.1
	$97

Stock Option Awards
On October 1, 2021, the Company granted stock option awards to purchase 1,577,554 shares of the Company’s common stock with exercise prices ranging from $8.47 to $28.72 per share. These awards were replacement awards granted to Cimarex employees in connection with the merger with Cimarex and were fully vested on the grant date.

The following table is a summary of activity for the Stock Option Awards:

	Year Ended December 31, 2025
	Shares	Weighted- Average Strike Price
Outstanding at beginning of period	193,580	$12.59
Exercised	(89,001)	16.74
Outstanding at end of period(1)	104,579	9.06
Exercisable at end of period(1)	104,579	$9.06
_______________________________________________________________________________
(1)The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2025 was $2 million and $2 million, respectively. The weighted-average remaining contractual term is 1.3 years.
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
The following is a calculation of basic and diluted net earnings per common share under the two-class method:

	Year Ended December 31,
(In millions except per share amounts)	2025	2024	2023
Income (Numerator)
Net income	$1,717	$1,121	$1,625
Less: dividends attributable to participating securities	(1)	(1)	(5)
Net income available to common stockholders	$1,716	$1,120	$1,620

Shares (Denominator)
Weighted average shares - Basic	761	742	756
Dilution effect of stock awards at end of period	3	3	4
Weighted average shares - Diluted	764	745	760

Earnings per share:
Basic	$2.25	$1.51	$2.14
Diluted	$2.24	$1.50	$2.13

The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Year Ended December 31,
(In millions)	2025	2024	2023
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	1	1	1

15. Restructuring Costs
Restructuring costs were primarily related to workforce reductions and associated severance benefits that were triggered by the merger with Cimarex.
The following table summarizes the Company’s restructuring liabilities:

	Year Ended December 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$13	$47	$77
Additions related to merger integration	—	—	12
Reductions related to severance payments	(13)	(34)	(42)
Balance at end of period	$—	$13	$47
16. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

	December 31,
(In millions)	2025	2024
Accounts receivable, net
Trade accounts	$968	$820
Joint interest accounts	214	133
Other accounts	29	—
	1,211	953
Allowance for credit losses	(3)	(2)
	$1,208	$951
Inventories
Tubular goods and well equipment	$43	$33
Commodity inventory	5	13
	$48	$46
Other current assets
Prepaid balances	$10	$14
Derivative instruments	235	12
Other accounts	28	1
	$273	$27
Other assets
Deferred compensation plan	$21	$17
Debt issuance costs	8	10
Derivative instruments	3	—
Operating lease right-of-use assets	182	251
Other accounts	120	136
	$334	$414

	December 31,
(In millions)	2025	2024
Accounts payable
Trade accounts	$90	$59
Royalty and other owners	479	402
Accrued gathering, processing and transportation	101	85
Accrued capital costs	207	177
Accrued lease operating costs	86	48
Taxes other than income	70	37
Other accounts	23	25
	$1,056	$833
Accrued liabilities
Employee benefits	$82	$76
Taxes other than income	34	46
Restructuring liability	—	13
Derivative instruments	2	17
Operating lease liabilities	68	115
Financing lease liabilities	—	7
Other accounts	11	2
	$197	$276
Other liabilities
Deferred compensation plan	$21	$17
Postretirement benefits	10	16
Derivative instruments	—	4
Operating lease liabilities	120	145
Other accounts	87	77
	$238	$259

17. Interest Expense
Interest expense is comprised of the following:

	Year Ended December 31,
(In millions)	2025	2024	2023
Interest Expense
Interest expense	$211	$101	$82
Debt (premium) discount amortization, net	(21)	(21)	(21)
Debt issuance cost amortization	6	9	3
Other	9	17	9
	$205	$106	$73

18. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for interest and income taxes
Interest	$183	$99	$84
Income taxes	293	341	388

Non-cash activity
Retirement of treasury shares	$140	$464	$418
Issuance of common stock for FME Interests	785	—	—

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
The Company’s Senior Vice President and Chief Technology Officer is the technical person primarily responsible for overseeing the Company’s internal reserves estimation process and the Company’s Corporate Reservoir Engineering group. This individual graduated from the University of Tulsa with a Bachelor of Science degree in Petroleum Engineering. He has held numerous engineering and management roles and has over 18 years of experience in oil and gas reservoir evaluation and is a member of the Society of Petroleum Engineers.
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
During 2025, 2024 and 2023, estimates of net proved reserves representing greater than 90 percent of the total future net revenue discounted at 10 percent attributable to the Company’s proved reserves were subject to an independent evaluation performed by DeGolyer and MacNaughton.
In each of the respective periods, DeGolyer and MacNaughton indicated that, based on its investigations and subject to the limitations described in its reserves letters, they believe the Company’s estimates were, in the aggregate, reasonable. A copy of DeGolyer and MacNaughton’s letter regarding the 2025, 2024, and 2023 reserves estimates has been filed as an exhibit to this Annual Report on Form 10-K.

Qualifications of Third-Party Engineers
DeGolyer and MacNaughton’s Executive Vice President is the technical person primarily responsible for the evaluation of the Company’s proved reserves. He is a Registered Professional Engineer in the State of Texas with over 15 years of experience in oil and gas reservoir studies and reserves evaluations and meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. DeGolyer and MacNaughton is an independent firm of petroleum engineers, geologists, geophysicists and petro-physicists; they do not own an interest in the Company’s properties and are not retained on a contingent fee basis.
Estimated Quantities of Proved Oil and Gas Reserves
Estimates of total proved reserves at December 31, 2025, 2024 and 2023 were computed using the trailing 12-month average index price for the respective commodity, calculated as the unweighted arithmetic average for the first day of the month price for each month during the respective year.
No major discovery or other favorable or unfavorable event after December 31, 2025, is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables illustrate the Company’s net proved reserves, including changes, and proved developed and proved undeveloped reserves for the periods indicated, as estimated by the Company’s engineering staff. All reserves are located within the continental U.S.

	Oil (MBbl)	Natural Gas (Bcf)	NGLs (MBbl)	Total (MBoe)
December 31, 2022	239,755	11,173	296,765	2,398,666
Revision of prior estimates	1,084	(414)	8,067	(59,970)
Extensions, discoveries and other additions	44,386	823	46,148	227,660
Production	(35,110)	(1,053)	(32,932)	(243,497)
Sales of reserves in place	(902)	(4)	(592)	(2,102)
December 31, 2023	249,213	10,525	317,456	2,320,757
Revision of prior estimates	11,636	(181)	27,686	9,039
Extensions, discoveries and other additions	48,956	516	53,628	188,516
Production	(39,808)	(1,025)	(36,993)	(247,589)
Sales of reserves in place	(2)	(1)	—	(2)
December 31, 2024	269,995	9,834	361,777	2,270,721
Revision of prior estimates	5,114	816	21,253	162,258
Extensions, discoveries and other additions	61,439	759	62,841	250,774
Production	(58,370)	(1,086)	(46,247)	(285,576)
Purchases of reserves in place	107,310	188	28,416	167,143
Sales of reserves in place	(5)	—	(12)	(38)
December 31, 2025	385,483	10,511	428,028	2,565,282
Proved Developed Reserves
December 31, 2022	168,649	8,543	224,706	1,817,140
December 31, 2023	173,392	8,590	234,306	1,839,219
December 31, 2024	189,275	8,420	271,030	1,863,583
December 31, 2025	283,671	9,051	335,012	2,127,175
Proved Undeveloped Reserves
December 31, 2022	71,107	2,630	72,059	581,526
December 31, 2023	75,821	1,935	83,150	481,538
December 31, 2024	80,720	1,414	90,747	407,138
December 31, 2025	101,812	1,460	93,016	438,107
Year-end 2025 proved reserves increased approximately 13 percent from year-end 2024 proved reserves to 2,565 MMBoe. Proved natural gas reserves were 10.5 Tcf, proved oil reserves were 385 MMBbls, and proved NGL reserves were 428 MMBbls. The Company’s reserves in the Marcellus Shale accounted for 49 percent of total proved reserves, the Permian Basin accounted for 41 percent, and the remaining 10 percent were in the Anadarko Basin.
During 2025, the company completed two acquisitions in the Delaware Basin of New Mexico and added 167 MMBoe of proved reserves through these acquisitions. In addition, the Company added 251 MMBoe of proved reserves through extensions, discoveries, and other additions, which included 172 MMBoe in the Permian Basin, 53 MMBoe in the Marcellus Shale and 25 MMBoe in the Anadarko Basin. The Company had net positive revisions of prior estimates of 162 MMBoe, which included a 66 MMBoe positive revision due to price, and a positive 96 MMBoe performance revision.
During 2024, the Company added 189 MMBoe of proved reserves through extensions, discoveries, and other additions, which included 115 MMBoe in the Permian Basin, 28 MMBoe in the Marcellus Shale and 45 MMBoe in the Anadarko Basin. The Company had net positive revisions of prior estimates of 9 MMBoe, which included 59 MMBoe negative revision due to price, offset by a 4 MMBoe positive revision in operating expenses and a positive 64 MMBoe performance revision.
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
Proved Undeveloped Reserves
At December 31, 2025, the Company had PUD reserves of 438 MMBoe, up 31 MMBoe, or eight percent, from 407 MMBoe of PUD reserves at December 31, 2024. Future development plans are reflective of current commodity price environment and have been established based on expected available cash flows from operations. By the end of 2026, the Company expects to complete substantially all the work necessary to convert its PUD reserves associated with wells that were drilled but uncompleted at December 31, 2025 to proved developed reserves. As of December 31, 2025 all PUD reserves are expected to be drilled and completed within five years of initial disclosure of these reserves. The following table is a reconciliation of the change in the Company’s PUD reserves (MMBoe):

Year Ended December 31, 2025
Balance at beginning of period	407
Transfers to proved developed	(186)
Additions	189
Revision of prior estimates	1
Purchase of reserves in place	27
Balance at end of period	438

During 2025, the Company invested $1.3 billion to develop and convert 46 percent of its 2024 PUD reserves to proved developed reserves. During 2024, the Company invested $1.3 billion to develop and convert 42 percent of its 2023 PUD reserves to proved developed reserves. During 2023, the Company invested $1.3 billion to develop and convert 33 percent of its 2022 PUD reserves to proved developed reserves.

During 2025, the Company’s 189 MMBoe of PUD reserves additions consisted of 114 MMBoe added in the Permian Basin, 23 MMBoe added in the Anadarko Basin and 52 MMBoe added in the Marcellus Shale. At December 31, 2025, 59 percent were in the Permian Basin, 31 percent were in the Marcellus Shale, and the remaining 10 percent were in the Anadarko Basin.

During 2025, the Company had a net upward PUD reserves revision of 1 MMBoe, of which a positive 10 MMBoe in the Permian Basin is due to better than expected well performance compared to previous proved reserve estimates and a negative 9 MMBOE in the Marcellus Shale due to expected delays in development beyond five years.

Capitalized Costs Relating to Oil and Gas Producing Activities
Capitalized costs relating to oil and gas producing activities and related accumulated DD&A were as follows:

	December 31,
(In millions)	2025	2024	2023
Aggregate capitalized costs relating to oil and gas producing activities	$31,892	$25,870	$24,199
Aggregate accumulated DD&A	(10,853)	(8,590)	(6,836)
Net capitalized costs	$21,039	$17,280	$17,363

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
Costs incurred in property acquisition, exploration and development activities were as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Property acquisition costs, proved	$4,092	$—	$—
Property acquisition costs, unproved	99	19	10
Exploration costs	27	25	20
Development costs	2,151	1,645	1,979
Total costs	$6,369	$1,689	$2,009
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
The average prices related to proved reserves are as follows:

	Year Ended December 31,
	2025	2024	2023
Oil ($/Bbl)	$64.37	$72.84	$75.05
Natural gas ($/Mcf)	$2.37	$1.23	$2.04
NGL ($/Bbl)	$16.88	$18.16	$18.39
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

Standardized Measure is as follows:

	December 31,
(In millions)	2025	2024	2023
Future cash inflows	$56,872	$39,268	$45,749
Future production costs	(22,326)	(17,468)	(18,414)
Future development costs(1)	(3,365)	(3,098)	(3,239)
Future income tax expenses	(5,992)	(3,894)	(4,551)
Future net cash flows	25,189	14,808	19,545
10% annual discount for estimated timing of cash flows	(11,592)	(6,355)	(8,879)
Standardized measure of discounted future net cash flows	$13,597	$8,453	$10,666
______________________________________________________________________________
(1)Includes $703 million, $613 million and $562 million in plugging and abandonment costs as of December 31, 2025, 2024 and 2023, respectively.
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is an analysis of the changes in the Standardized Measure:

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning of year	$8,453	$10,666	$26,072
Discoveries and extensions, net of related future costs	2,109	1,152	1,578
Net changes in prices and production costs	3,877	(3,021)	(22,713)
Accretion of discount	1,077	1,333	3,348
Revisions of previous quantity estimates	1,191	243	(890)
Timing and other	(897)	61	979
Changes in estimated future development costs	145	191	220
Development costs incurred	982	897	1,232
Sales and transfers, net of production costs	(4,727)	(3,454)	(3,871)
Sales of reserves in place	—	—	(40)
Purchases of reserves in place	2,439	—	—
Net change in income taxes	(1,052)	385	4,751
End of year	$13,597	$8,453	$10,666

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to have a material effect on, the Company’s internal control over financial reporting.
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
Coterra Energy Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective at a reasonable assurance level based on those criteria.
The effectiveness of Coterra Energy Inc.’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of Coterra adopted or terminated a “Rule 10b5-1 trading arrangement” or “no-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth in Part 1 under the caption “Information about our Executive Officers” regarding our executive officers and the information set forth under the caption “Business—Other Business Matters—Corporate Governance Matters” in Item 1 regarding our Code of Business Conduct and Ethics is incorporated by reference in response to this item. The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement in connection with the 2026 annual stockholders’ meeting (the “2026 Proxy Statement”). In the event the 2026 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2025, the information required by this item will be included in an amendment to this Annual Report on Form 10-K that will be filed not later than the end of such 120-day period.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2026 Proxy Statement. In the event the 2026 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2025, the information required by this item will be included in an amendment to this Annual Report on Form 10-K that will be filed not later than the end of such 120-day period.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Company’s 2026 Proxy Statement. In the event the 2026 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2025, the information required by this item will be included in an amendment to this Annual Report on Form 10-K that will be filed not later than the end of such 120-day period.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Company’s 2026 Proxy Statement. In the event the 2026 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2025, the information required by this item will be included in an amendment to this Annual Report on Form 10-K that will be filed not later than the end of such 120-day period.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the Company’s 2026 Proxy Statement. In the event the 2026 Proxy Statement is not filed with the SEC in the 120-day period after December 31, 2025, the information required by this item will be included in an amendment to this Annual Report on Form 10-K that will be filed not later than the end of such 120-day period.

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

2.3
Agreement and Plan of Merger, dated as of February 1, 2026, by and among Coterra Energy Inc., Devon Energy Corporation, and Cubs Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of Coterra’s Current Report on Form 8-K filed with the SEC on February 2, 2026.

3.1
Amended and Restated Certificate of Incorporation of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2024).

3.2	Amended and Restated Bylaws of Coterra Energy Inc. (incorporated herein by reference to Exhibit 3.2 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).
4.1
Description of Securities Registered Pursuant to Section 12 of Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 of Coterra's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

4.2
Form of Common Stock Certificate of Coterra Energy Inc. (incorporated herein by reference to Exhibit 4.3 of Coterra’s Registration Statement on Form S-8 (Reg. No. 333-260035 ) filed with the SEC on October 5, 2021).

4.3
Certificate of Designations to 8 1⁄8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co. (incorporated herein by reference to Exhibit 4.3 of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

4.4
Amendment to Certificate of Designations to 8 1⁄8% Series A Cumulative Perpetual Convertible Preferred Stock of Cimarex Energy Co. (incorporated herein by reference to Exhibit 4.4 of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

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

(a) Amendment to Amended and Restated Letter Agreement dated as of July 31, 2025 between Coterra Energy Inc. and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.1 of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025).

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

(a) Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2(a) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023);

(b) Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2(b) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023);
(c) Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2(c) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023);
(d) Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.11(d) of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023);
(e) Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.11(e) of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023);
(f) Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4(a) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025);
(g) Form of Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4(b) of Coterra’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

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

*10.13
Amended and Restated Severance Compensation Agreement, dated as of January 31, 2026, by and between Coterra Energy Inc. and Thomas E. Jorden (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on February 2, 2026).

*10.14
Form of Executive Severance Compensation Agreement between Coterra Energy Inc. and certain officers (incorporated herein by reference to Exhibit 10.4 of Coterra's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

*10.15
Form of Amended and Restated Severance Compensation Agreement between Coterra Energy Inc. and certain officers (incorporated herein by reference to Exhibit 10.2 of Coterra’s Current Report on Form 8-K filed with the SEC on February 2, 2026).

*10.16
Non-Employee Director Deferred Compensation Plan effective December 21, 2012 (incorporated herein by reference to Exhibit 10.10 of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

*10.17
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

10.18
Credit Agreement dated as of March 10, 2023, among Coterra Energy, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of Coterra’s Current Report on Form 8-K filed with the SEC on March 16, 2023).

10.19
First Amendment to Credit Agreement, dated as of September 12, 2024, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2024).

10.20
Credit Agreement, dated as of December 10, 2024, Toronto Dominion (Texas) LLC, as Administrative Agent, and the Lenders and Issuing Banks party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024).

10.21
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

10.22
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

10.23
Closing Agreement and Second Amendment to Membership Interest Purchase Agreement, dated as of January 27, 2025, but effective for all purposes as of November 12, 2024, by and among Franklin Mountain Energy Holdings, LP, Franklin Mountain Energy Holdings 2, LP, and Franklin Mountain GP2, LLC, as sellers, solely in its capacity as Seller Representative, Franklin Mountain Energy Holdings, LP, Cimarex Energy Co., as purchaser, and Coterra Energy Inc., as purchaser parent (incorporated herein by reference to Exhibit 10.21 of Coterra's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.24
Registration Rights Agreement, dated as of January 27, 2025, among Coterra Energy Inc., and the Stockholders party thereto (incorporated herein by reference to Exhibit 10.22 of Coterra's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.25
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

19
Coterra Energy Inc. Insider Trading Policy and Procedures approved October 31, 2024 (incorporated herein by reference to Exhibit 19 of Coterra's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

**21.1	Subsidiaries of Coterra Energy Inc.

**23.1	Consent of PricewaterhouseCoopers LLP.
**23.2	Consent of DeGolyer and MacNaughton.
**31.1	302 Certification—Chairman, Chief Executive Officer and President.
**31.2	302 Certification—Executive Vice President and Chief Financial Officer.
**32.1	906 Certification - Chief Executive Officer and Chief Financial Officer.
97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 of Coterra's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).
**99.1	DeGolyer and MacNaughton Report for 2025.
99.2	DeGolyer and MacNaughton Report for 2024 (incorporated herein by reference to Exhibit 99.1 of Coterra's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2024).
99.3	DeGolyer and MacNaughton Report for 2023 (incorporated herein by reference to Exhibit 99.1 of Coterra’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________

*	Compensatory plan, contract or arrangement.
**	Filed herewith.

ITEM 16.    FORM 10-K SUMMARY
Coterra has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 27, 2026.

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

Signature	Title	Date

/s/ THOMAS E. JORDEN	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2026
Thomas E. Jorden

/s/ SHANNON E. YOUNG III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Shannon E. Young III

/s/ GREGORY F. CONAWAY	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Gregory F. Conaway

/s/ DOROTHY M. ABLES	Director	February 27, 2026
Dorothy M. Ables

/s/ AMANDA M. BROCK	Lead Independent Director	February 27, 2026
Amanda M. Brock

/s/ PAUL N. ECKLEY	Director	February 27, 2026
Paul N. Eckley

/s/ HANS HELMERICH	Director	February 27, 2026
Hans Helmerich

/s/JACINTO J. HERNANDEZ	Director	February 27, 2026
Jacinto J. Hernandez

/s/ JEFFERY E. SHELLEBARGER	Director	February 27, 2026
Jeffrey E. Shellebarger

/s/ LISA A. STEWART	Director	February 27, 2026
Lisa A. Stewart

/s/ FRANCES M. VALLEJO	Director	February 27, 2026
Frances M. Vallejo

/s/ MARCUS A. WATTS	Director	February 27, 2026
Marcus A. Watts