Form 10-K/A
period 2025-12-31
Coterra Energy Inc.
filed 2026-04-24
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
As of April 21, 2026, there were 759,356,619 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No.1”) to the Annual Report on Form 10-K of Coterra Energy Inc. for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Original Report”), is being filed solely to include in the Original Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instructions G(3) to Form 10-K, which permits the above-referenced Items to be incorporated by reference in the Original Report from a definitive proxy statement filed no later than 120 days after December 31, 2025. We are filing this Amendment No. 1 to include Part III information in our Original Report because we will not file a definitive proxy statement containing this information within 120 days after the end of our fiscal year covered by the Original Report. As used herein, “Coterra,” the “Company,” “our,” “we” and “us” refer to Coterra Energy Inc. unless the context requires otherwise.
This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Report. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certificates of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained with this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Report.
As previously disclosed, on February 1, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon Energy Corporation (“Devon”) to combine via an all-stock merger transaction (“Merger”). Devon is a leading oil and gas producer in the U.S. with a diversified multi-basin portfolio headlined by a world-class acreage position in the Delaware Basin. Under terms of the Merger Agreement, Coterra stockholders will receive a fixed exchange ratio of 0.70 share of Devon common stock for each share of Coterra common stock. Upon completion, Devon stockholders will own approximately 54 percent of the go-forward company and Coterra stockholders will own approximately 46 percent on a fully diluted basis. The respective Boards of Directors of Coterra and Devon unanimously approved the Merger, which is still subject to the approval of the stockholders of each of Coterra and Devon. The Merger Agreement contains customary pre-closing covenants, including the obligations of each of Coterra and Devon to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking certain specified actions without the consent of the other party. Until the approval by stockholders and subsequent closing, we must continue to operate as a stand-alone company.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Directors
The names of the executive officers of the Company, and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I of the Original Report.
The following provides information regarding our directors as of March 6, 2026:

Name	Age	Position
Dorothy M. Ables	68	Director
Amanda M. Brock	65	Lead Independent Director
Paul N. Eckley	71	Director
Hans C. Helmerich	67	Director
Jacinto J. Hernandez	47	Director
Thomas E. Jorden	68	Chairman, Chief Executive Officer & President
Jeffrey E. Shellebarger	69	Director
Lisa A. Stewart, NACD.DC	68	Director
Frances M. Vallejo, NACD.DC	60	Director
Marcus A. Watts	67	Director
Dorothy M. Ables has served as an independent member of the Board of Directors since 2015. She serves as Chair of the Audit Committee and as a member of the Environment, Health & Safety Committee. Ms. Ables brings to the Board of Directors over 30 years of experience in the natural gas transportation and marketing segments of Coterra’s industry. Her extensive experience in pipeline, processing and midstream businesses enables her to provide valuable insights into Coterra’s natural gas transportation and oil and natural gas marketing strategies. Ms. Ables’ diverse background also includes financial expertise as well as experience with human resources, information technology, corporate governance matters and corporate leadership. Prior to her retirement in 2017, Ms. Ables served as the Chief Administrative Officer of Spectra Energy Corp. During her tenure at Spectra, she also served as Vice President for Audit Services and Chief Ethics and Compliance Officer. Ms. Ables was the Vice President for Audit Services and Chief Compliance Officer at Duke Energy and earlier serves as the Senior Vice President and Chief Financial Officer for Duke Energy Gas Transmission. Ms. Ables currently serves on the Board of Directors of Martin Marietta Materials, a supplier of aggregates and heavy building materials. Ms. Ables is also active in community and charitable endeavors, including serving on the Board of Directors of the Houston Methodist Hospital Foundation and the Board of Trustees of United Way of Greater Houston.
Amanda M. Brock has served as an independent member of the Board of Directors since 2017 and was elected as Lead Independent Director in April 2025. She also serves as a member of the Governance and Social Responsibility Committee. Ms. Brock brings to the Board of Directors over 26 years of experience building and managing global infrastructure business in the oil and gas, water and power industries. Her expertise and depth of knowledge in the water management and gas-fired power generation aspects of the oil and gas industry, as well as her global perspective, strategic planning and public company experience, and executive management and financial expertise, aids the Board in overseeing all aspects of Coterra’s operations and allows Ms. Brock to provide a valuable and distinct perspective to the Board. Ms. Brock’s experience is widely recognized and acknowledged in the industry, as evidenced by her numerous professional awards throughout her career, including being named one of the 25 Most Influential Women in Energy by Hart Energy’s Oil and Gas Investor magazine and being inducted into the Greater Houston Women’s Hall of Fame. Since October 2025, Ms. Brock has served as Co-Chief Executive Officer and a member of the Board of Directors of Solaris Energy Infrastructure, Inc., which delivers power generation, power distribution solutions, and logistics equipment and services to clients in the data center, energy, and other commercial and industrial sectors. She previously served as Chief Executive Officer and a director of Aris Water Solutions, Inc., a leading produced water infrastructure and recycling company, from 2021 to 2025. During her tenure at Aris, she also served as President, Chief Operating Officer, and Chief Commercial Officer. Prior to joining Aris, Ms. Brock was Chief Executive officer of Water Standard and Executive Director and President for the Americas at Azurix Corp. Ms. Brock started her professional career as a lawyer for Vinson & Elkins LLP in Houston, managing global projects for Enron in power and water. She holds a law degree from Louisiana State University, where she was a member of the Law Review. During the past five years, Ms. Brock also served as a director of Macquarie Infrastructure Corporation. She is a key leader of the Texas Business Hall of Fame (TBHF), serving as its Chair in 2022 and again in 2025, and currently serves as a member of TBHF’s Executive Committee. She also previously served on the Board of Trustees of LSU Law School and Harte Research Institute for Gulf of Mexico.
Paul N. Eckley has served as an independent member of the Board of Directors since 2021 and serves as a member of the Audit Committee and the Governance and Social Responsibility Committee. He previously served as Chair of the Compensation Committee. With a career spanning over 45 years, Mr. Eckley brings to the Board of Directors an extensive history of leadership roles and a wealth experience in investments in public and private companies, including companies in the oil and gas industry. Mr. Eckley also contributes to Coterra his significant experience with capital allocation and corporate financing, operating and strategic planning, and talent management. Mr. Eckley retired from State Farm Corporate Headquarters in 2020 after serving for 22 years as Senior Vice President— Investments. After obtaining his Master of Business Administration, he joined State Farm as an investment analyst and was later promoted to Investment Officer and then Vice President for Common Stocks. Mr. Eckley also previously served on the Board of Directors of Cimarex Energy Co. and as a director of the Emerging Markets Growth Fund owned by the Capital Group, including as Chairman of the Board for the fund.
Hans C. Helmerich has served as an independent member of the Board of Directors since 2021 and serves as a member of the Compensation Committee and the Environment, Health & Safety Committee. Mr. Helmerich’s extensive experience in contract drilling services for oil and gas exploration and production companies, including his service at Helmerich & Payne, Inc., enables him to provide the Board with key insights into Coterra’s operations. In addition, his more than 25 years of public company executive experience provide a strong background for his service on the Compensation Committee as well as extensive operating and strategic planning experience. Mr. Helmerich serves as Chairman of the Board of Helmerich & Payne, a leading drilling solutions company in the oil and gas industry, delivering innovative technologies and safe, efficient drilling operations worldwide. He previously served as President and Chief Executive Officer of Helmerich & Payne for 25 years before retiring in 2014. Mr. Helmerich’s experience is widely acknowledged in the industry, as evidenced by Hart Energy naming him to its Hall of Fame “honoring industry pioneers of the past 50 years and the Agents of Change (ACEs) who are leading the energy sector into the future.” Mr. Helmerich served on the Board of Directors of Cimarex Energy Co. until its merger with the Company in October 2021.
Jacinto J. Hernandez has served as an independent member of the Board of Directors since 2025 and serves as a member of the Audit Committee and the Governance and Social Responsibility Committee. Mr. Hernandez brings to Coterra’s Board of Directors his financial expertise and over 25 years of investment and research experience across multiple asset classes gained from working for one of the world’s oldest and largest investment management organizations. His areas of expertise include oil and natural gas, oilfield services, engineering and construction, tobacco, and human capital management. During his investment career, he has owned interests in a number of successful shale exploration and production companies and has also engaged with, and advised, management teams and boards on issues of governance and strategy. Mr. Hernandez currently serves as Principal at Cumming Consulting & Management, which provides strategic advisory services to venture funds and public and private companies. Mr. Hernandez previously was a Partner at the investment firm Capital Group, where he spent two decades in various positions, including as Chair of Energy, Mining and Materials team, before retiring in 2022. At Capital, Mr. Hernandez helped lead the research portfolio for one of the largest growth mutual funds in the world. During the past five years, Mr. Hernandez served on the Board of Directors of Aris Water Solutions, Inc., Altria Group and Pioneer Natural Resources Company. Mr. Hernandez also previously served on the non-profit boards of the Los Angeles LGBT Center and the Children’s Community School in Van Nuys, California.
Thomas E. Jorden serves as Chairman, Chief Executive Officer and President of Coterra. A geophysicist with extensive experience leading public companies, he brings to Coterra over 40 years of experience in the oil and gas exploration and production industry as well as a deep understanding of Coterra’s business, operations, long-term strategy and goals. Mr. Jorden’s significant experience was recognized in 2025 by the Institute for Energy Law awarding him the Distinguished Leadership in Energy Award. Mr. Jorden previously served as Chief Executive Officer and President of Cimarex Energy Co. after serving as Executive Vice President of Exploration. Prior to his service at Cimarex, Mr. Jorden held several leadership positions at Key Production Company, Inc. He joined Key in 1993 as Chief Geophysicist and held various increasingly senior positions before becoming Executive Vice President of Exploration. Before joining Key, Mr. Jorden was with Union Pacific Resources and Superior Oil Company. Mr. Jorden currently serves on the Board of Trustees of Tulane University and is the former Chairman of the Board of Trustees for the Colorado School of Mines where he earned his bachelor’s and master’s degrees in Geophysics.
Jeffrey E. Shellebarger has served as an independent member of the Board of Directors since 2025. He serves as Chair of the Environment, Health & Safety Committee and as a member of the Audit Committee. Mr. Shellebarger brings to the Board over 40 years of U.S. and global oil and gas industry experience across the exploration and production chain with significant experience, expertise, and perspectives on leadership, business performance, investment strategy, regulatory policy, stakeholder engagement, and governance. Mr. Shellebarger retired in 2019 after a 38-year career at Chevron, most recently as President of Chevron’s North America E&P (Exploration and Production) Operating Company. His prior leadership roles at Chevron included President and Managing Director of Chevron’s IndoAsia Business Unit, Executive Director at Chevron Pacific Indonesia, General Manager of Asset Development for the Southern Africa SBU, and General Manager of the San Joaquin SBU. Mr. Shellebarger previously served as Chairman for the American Petroleum Institute’s Upstream Committee and as Chairman of the Twenty-Third World Petroleum Congress, convening top energy and government leaders to discuss the future of the industry. He also previously chaired the Greater Houston Partnership and served on the Board of Directors of Texans for Lawsuit Reform. He currently serves on the Greater Houston Partnership Executive Committee.
Lisa A. Stewart has served as an independent member of the Board of Directors since 2021. She serves as Chair of the Compensation Committee and as a member of the Environment, Health & Safety Committee. Ms. Stewart maintains the National Association of Corporate Directors’ Director Certification (NACD.DC) and earned a Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University. Ms. Stewart brings to the Board of Directors more than 40 years of experience in the oil and gas industry, including deep knowledge of the exploration and production and midstream segments of the oil and gas industry. Her public company director and cybersecurity training also strengthens the Board’s oversight of Coterra. Ms. Stewart serves as Executive Chairman of Sheridan Production Partners, a privately-owned oil and gas operating company she founded in 2006. Her earlier roles at Sheridan include President and Chief Executive Officer and Chief Investment Officer. Prior to Sheridan, Ms. Stewart served as executive Vice President of El Paso Corporation and President of El Paso E&P. Earlier in her career she held various leadership positions at Apache Corporation, including executive Vice President with responsibility for reservoir engineering, business development, land, environmental, health and safety, and corporate purchasing. Ms. Stewart also served as a director at Talisman Energy Inc., including serving as the Chair of the Reserves Committee and a member of the Human Resources Committee. Ms. Stewart currently serves on the Board of Directors of Western Midstream Partners, LP, a master limited partnership formed to acquire, own, develop and operate midstream energy assets. During the past five years she also served on the Board of Directors of Cimarex Energy Co. and Jadestone Energy plc, an upstream oil and gas company in the Asia Pacific region.
Frances M. Vallejo has served as an independent member of the Board of Directors since 2021. She serves as Chair of the Governance and Social Responsibility Committee and as a member of the Audit Committee. Ms. Vallejo is an “audit committee financial expert,” as defined by the Securities and Exchange Commission. Ms. Vallejo maintains the National Association of Corporate Directors’ Director Certification (NACD.DC) and earned a Certificate in Cybersecurity Oversight issued by the Software Engineering Institute at Carnegie Mellon University. Ms. Vallejo brings to the Board of Directors more than 29 years of experience in various leadership roles in the exploration and production and midstream segments of the oil and gas industry. Coterra also benefits from her financial expertise, capital allocation and corporate financing skills, and public company board experience. Her public company director and cybersecurity training also strengthens the Board’s oversight of Coterra. Ms. Vallejo retired in 2016 after a 29-year career at ConocoPhillips, most recently as Vice President for Corporate Planning and Development. Earlier roles at ConocoPhillips included Vice President and Treasurer, General Manager for Corporate Planning and Budgets, Vice President for Upstream Planning & Portfolio Management, Assistant Treasurer, Manager for Strategic Transactions, and multiple geophysical, commercial, and finance roles. Ms. Vallejo obtained her Master of Business Administration from Rice University. She currently serves as Chair of the Colorado School of Mines Foundation Board of Governors and previously served as a member of the Board of Trustees of Colorado School of Mines. Ms. Vallejo currently serves on the Board of Directors of Expro Group Holdings N.V., an energy services provider, and South Bow Corporation, a critical energy infrastructure company. During the past five years, Ms. Vallejo also served on the Board of Directors of Cimarex Energy Co. and Crestwood Equity GP LLC.
Marcus A. Watts has served as an independent member of the Board of Directors since 2017. He serves as a member of the Compensation Committee and Social Responsibility Committee. Mr. Watts brings to the board over 26 years of experience in corporate and securities law, governance and related matters. In addition, his unique combination of legal and management expertise, buttressed by his decade of experience both inside and outside of the oil and gas industry, provides a unique perspective for Coterra’s Board. This industry and management experience, as well as his legal and regulatory background, are particularly valuable to the Governance and Social Responsibility Committee on which he serves. Mr. Watts holds a law degree from Harvard Law School. Mr. Watts currently serves as the Executive Chairman of the Everton Football Club in the English Premier League and on the Board of Directors of Texans for Lawsuit Reform. From 2011 to 2025, Mr. Watts served as President of The Friedkin Group, a privately held and diverse consortium of businesses and investments in the automotive, hospitality, entertainment, golf, and adventure industries, where he continues to serve as a Special Advisor. Prior to Friedkin, he was with the law firm Locke Lord LLP where he held multiple leadership roles, including Vice Chairman of the firmwide Executive Committee and Managing Partner of the Houston, Texas office. He previously served as the Chair of the Federal Reserve Bank of Dallas Houston Branch’s Board of Directors and Chair of the Board of Directors of the Greater Houston Partnership. Mr. Watts currently serves as Lead Director of Service Corporation International and on the Board of Directors of Highland Resources, Inc.

Information About the Audit Committee
The Board has a separately-designated standing Audit Committee. The current members of the Audit Committee are Dorothy M. Ables (Chair), Paul N. Eckley, Jacinto J. Hernandez, Jeffrey E. Shellebarger and Frances M. Vallejo. The primary purposes of the Audit Committee are to assist the Board in overseeing:
•The integrity of our financial statements;
•Our compliance with legal and regulatory requirements;
•The independence, qualifications and performance of our independent auditors, including the compensation, retention and oversight of the work of the independent auditor; and
•The performance of our internal audit function.
The Audit Committee’s duties and responsibilities include reviewing our annual process of estimating and reporting quantities of oil and gas reserves with management and our independent petroleum engineering consulting firm. Additionally, the Audit Committee is responsible for reviewing and discussing with management and our internal auditor our cybersecurity and information security risks, including the nature of threats, defense and detection capabilities, incident response plans and employee training activities, among others, as applicable.
The Audit Committee Charter provides that the Audit Committee shall pre-approve all audit, review or attest engagements and permissible non-audit services, including the fees and terms thereof, to be performed by the independent auditors in compliance with the Exchange Act and the applicable rules and regulations of the SEC. In accordance with its charter, the Audit Committee has delegated to its Chair, and in the absence or unavailability of the Chair to each other member of the Audit Committee, the authority to grant pre-approvals of audit and permissible non-audit services to be performed by the independent auditors. Decisions of a member to pre-approve audit and permissible non-audit services must be reported to the full Audit Committee at its next scheduled meeting.
Each member of the Audit Committee satisfies the financial literacy and independence requirements of the NYSE listing standards. The Board has also determined that each member of the Audit Committee meets the requirements of an “audit committee financial expert” as defined by the SEC.
Code of Business Conduct and Ethics
Every director, officer and employee of the Company and its subsidiaries is required to comply with our Code of Business Conduct and Ethics, or Code of Conduct. The Code of Conduct is a guideline that helps to promote honest and ethical conduct and compliance with the law. We provide Code of Conduct training at time of hire and on an annual basis thereafter, which training may include anti-harassment, anti-discrimination, inclusion, and workforce management training. Any suspected violations of applicable laws, rules or regulations, or the Code of Conduct, or any unethical business practices may be reported through use of our confidential hotline at (877) 813-9101 or online at www.coterra.ethicspoint.com. The full text of the Code of Conduct can be found on the Company’s website at www.coterra.com.
Any waiver of the Code of Conduct for non-executive officers or employees may be granted by the Company’s Chief Executive Officer, General Counsel, Chief Financial Officer, or Chief Human Resources Officer. Any waiver of the Code of Conduct for directors or executive officers may be granted only by the Board of Directors or by the Governance and Social Responsibility Committee, subject to the disclosure and other provisions of the Exchange Act, the rules promulgated thereunder and the applicable rules of the NYSE. If a waiver is granted to a director or executive officer, the notice of the waiver shall be posted on the Company’s website, www.coterra.com, within four business days of the vote by the Board of Directors or shall be otherwise disclosed as required by applicable law or NYSE rules. Notices of waivers posted on the website shall remain there for a period of 12 months and shall be retained in our files as required by law.
Insider Trading Policies and Procedures
We have adopted an insider trading policy governing the purchase, sale or other disposition of our securities by our directors, officers and employees. The policy prohibits, among other actions, directors, officers and certain designated employees (“Insiders”) from speculative trading in securities issued by the Company. Prohibited speculative trading by Insiders includes any transaction designed to have the effect of hedging or otherwise offsetting any decrease in the market value of any security issued by the Company, short sales of the Company’s securities and any trading of derivative securities related to the Company’s securities. Insiders are also required to pre-clear with the Company’s Corporate Secretary or General Counsel any trading in our securities. To our knowledge, all Insiders are in compliance with such pre-clearance and speculative trading restrictions.

In addition, in order to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to Coterra, it is the Company’s policy not to engage in transactions in its securities in violation of such laws, rules and regulations.
In our view, the policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any NYSE listing standards applicable to us. A copy of our insider trading policy was filed as Exhibit 19 to our Original Report.
ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes the Company’s compensation philosophy, objectives, policies and practices in place during 2025 with respect to the compensation of our named executive officers.
We Value Stockholders’ Perspective on Executive Pay Programs
At the 2025 annual meeting of stockholders, approximately 92 percent of the votes cast were in favor of our 2024 executive compensation programs. The Compensation Committee recognized the support received from our stockholders and viewed the results as a confirmation of our executive compensation programs and policies.
2025 Named Executive Officers
The following table presents the Company’s named executive officers for 2025:

Name	Title
Thomas E. Jorden	Chairman, Chief Executive Officer and President
Shannon E. Young III	Executive Vice President and Chief Financial Officer
Stephen P. Bell (1)	Executive Vice President - Business Development
Michael D. DeShazer	Executive Vice President - Operations
Blake A. Sirgo	Executive Vice President - Business Units
_______________________________________________________________________________
(1)Mr.Bell retired from Coterra on December 31, 2025.
Our Compensation Philosophy
Our executive compensation program is designed to attract, retain, and engage highly qualified executives and to capture value for stockholders. The primary objectives of our compensation program are:
• To align executive compensation with our business strategy;
• To encourage management to create sustained value for the stockholders while managing inherent business risks; and
• To support a long-term performance-based culture throughout the Company.
The compensation structure emphasizes pay for performance, with rewards primarily driven by achievement of annual and long-term business objectives.
Chief Executive Officer
This role’s total target compensation is heavily performance‑based, with 91 percent of pay considered “at‑risk.”
Only nine percent of total compensation is delivered as fixed base salary, while the remaining 91 percent is variable and tied to performance outcomes. The largest component is long‑term incentives, which make up 79 percent of total target compensation and are designed to reward sustained performance and long‑term value creation. In addition, 12 percent of total compensation is provided through an annual cash incentive (target bonus), further reinforcing short‑term performance alignment.
Other Named Executive Officers
These roles’ total target compensation is heavily performance‑based, with 86 percent of pay considered “at‑risk.”

Fourteen (14) percent of total compensation is delivered as fixed base salary, while the remaining 86 percent is variable and tied to performance outcomes. The largest component is long‑term incentives, which make up 72 percent of total target compensation and are designed to reward sustained performance and long‑term value creation. In addition, 14 percent of total compensation is provided through an annual cash incentive (target bonus), further reinforcing short‑term performance alignment.
Elements of Our Compensation Program

Element	Form and Timing	Purpose	Determination Considerations
Base Salary	Paid in cash throughout the year	Compensate competitively for position, experience, and expertise	In aggregate, determined using the compensation peer group median for reference, taking into account the competitive environment, as well as the experience and scope of each executive.
Annual Cash Incentive Awards	Paid in cash after the year has ended and performance has been measured	Motivate and reward achievement of results against a set of business goals and individual contribution	Opportunities are established as a percentage of base salary and are targeted to approximate average industry cash incentive percentage levels for comparable executive positions as well as executive team alignment. Annual payout is determined by comparing actual performance during prior year to established performance metrics and goals. The Compensation Committee retains authority to exercise discretion in determining the total cash incentive pool.
Long-Term Incentive Awards	50 percent relative TSR performance shares payable in stock (and cash for achievement over target)

	Granted in Q1 to align with business plan and performance period. Cliff vest three years from the grant date	Promote alignment of executive decisions with stockholder interests through performance awards based on the Company’s stock performance relative to a peer group over a three-year performance period	The value of performance-based equity awards is based on individual and Company circumstances including executives performing multiple roles and a smaller executive team than peers. Payout for TSR performance awards up to 200 percent for top performance, with a payout cap at target in the event TSR is negative.
	50 percent time-based restricted share units payable in stock Granted in Q1. Cliff vest three years from the grant date	Align interests of executives and stockholders while promoting retention	The value of time-based equity awards granted to executive officers, in aggregate, is generally targeted at competitive pay levels using the median of the peer group for reference, although individual and Company circumstances may influence the award amounts.

Our Incentive Program Payouts are Aligned with Performance Outcomes
The following table provides details of the level of achievement of the 2025 annual cash incentive performance metrics reviewed and approved by the Compensation Committee on February 23, 2026.

2025 Annual Cash Incentive Goal
Corporate Goals	Metrics				2025 Results
	Weight	Threshold 0%	Target 100%	Stretch 200%	Results	Funding	Result %	Comments
Economic Performance (PV10) (1)	60%	1.10	1.50	2.00	1.78	156%	93.6%	The PVI-10 of our 2025 drilling program was 1.78, exceeding our target goal of 1.50 (fully burdened for drilling, completion, facilities, infrastructure, land, and overhead costs). This result was primarily driven by strong economic returns in the Marcellus Business Unit.

Annual Production Guidance (MBOE/D)	10%	N/A	740.0	777.0	782.0	200%	20.0%	The 2025 annual production exceeded our target goal of 740 MBOE/Day. This result was due to a combination of stronger well performance and aggressive artificial lift on new wells in the Permian.

Cost ($/ft)	10%	$968	$931	$894	$915	143%	14.3%	The 2025 total company average drilling cost ($915/ft) was below our target goal cost of $931/ft. This result was due to continued efficiency improvements, long lateral drilling and reduced completion costs.

Strategic Emissions Goal	20%	N/A	N/A	N/A	N/A	160%	32.0%	Our priority was reducing emissions on the assets acquired form Franklin Mountain Energy and Avant Natural Resources. On those assets, we achieved a 40 percent decrease in flare intensity and a 74 percent decrease on the large emissions events during flyovers (events greater than 50 kg/hr).

					Total		160.0%
_______________________________________________________________________________
(1)For 2025 annual cash incentive performance metric purposes, PVI-10 is not a measure calculated in accordance with generally accepted accounting principles (GAAP) and is not based on any standardized methodology prescribed by GAAP. As a result, it is not necessarily comparable to similarly titled measures presented by other companies. PVI-10 is not calculated from Coterra’s financial statements and should be considered in addition to, and not as a substitute for, other financial measures prepared in accordance with GAAP. It is a present value index discounted at 10 percent, calculated by dividing the net present value of certain cash flows by the present value of capital investments plus a constant value.

Relative TSR Performance Shares
Our outstanding performance-based awards are based on Relative TSR performance and measured over a three-year performance period using the following scale:

Payout Level	Relative TSR Performance (Percentile Rank v. TSR Peers)	Performance Shares Earned
Maximum	Greater than or equal to the 90th percentile	200%
Target	55th percentile	100%
Threshold	Greater than or equal to the 30th percentile	50%
Less than Threshold	Less than the 30th percentile	—%

Negative TSR Payout Cap at Target: If the Company’s TSR for the performance period is negative, then the “Performance Shares Earned,” as calculated in the above table, will not exceed 100 percent, regardless of the Company’s actual percentile ranking.
Relative TSR Peers: Compensation peer companies plus two indices: the SPDR S&P Oil and Gas Exploration and Production ETF Index; and the S&P 500 Industrials Index.
Payout Form to Limit Dilution: To allow for payouts in excess of target without excessive dilution or the need to reserve shares in excess of target, all payouts in excess of 100 percent of target are to be paid in the cash value of the shares.
Performance Shares Earned: The Company’s percentile rank will be interpolated between the company with the next highest TSR and the company with the next lowest TSR, based on the differential between the Company’s TSR and the TSR of such companies.
2025 Compensation Decisions
The following table summarizes the 2025 compensation decisions and target compensation levels for each named executive officer. The Compensation Committee decided on the base salaries as described in the table below:

Executive	Job Title	12/31/24 Base Salary	12/31/25 Base Salary	% Change Year over Year
Thomas E. Jorden	Chairman, Chief Executive Officer and President	$1,200,000	$1,200,000	—%
Shannon E. Young III	Executive Vice President and Chief Financial Officer	$645,000	$675,000	5%
Stephen P. Bell	Executive Vice President—Business Development	$605,000	$635,000	5%
Michael D. DeShazer	Executive Vice President—Operations	$470,000	$530,000	13%
Blake A. Sirgo	Executive Vice President—Business Units	$470,000	$530,000	13%

Mr. Jorden became our Chief Executive Officer and President in 2021 following the merger transaction that formed the Company and was appointed as Chairman of the Board effective January 1, 2023. Mr. Jorden’s base salary did not change from the previous year.
Mr. Young was hired in July 2023 as Executive Vice President and Chief Financial Officer. The Compensation Committee increased his base salary in 2025 by five percent based on market competitiveness for his role.
Mr. Bell became our Executive Vice President—Business Development in 2021 following the merger transaction that formed the Company. The Compensation Committee increased his base salary in 2025 by five percent.
Mr. DeShazer was promoted to Executive Vice President—Business Units in May 2025, and transferred to Executive Vice President – Operations in August 2025. The Compensation Committee increased his base salary in 2025 by 13 percent due to his promotion.
Mr. Sirgo was promoted to Executive Vice President—Operations in May 2025, and transferred to Executive Vice President – Business Units in August 2025. The Compensation Committee increased his base salary in 2025 by 13 percent due to his promotion.

The Compensation Committee made no changes to target bonus percentage from the previous year as indicated in the table below:

Executive	Job Title	2025 Target Bonus %	2025 Target Bonus $
Thomas E. Jorden	Chairman, Chief Executive Officer and President	140%	$1,680,000
Shannon E. Young III	Executive Vice President and Chief Financial Officer	100%	$675,000
Stephen P. Bell	Executive Vice President—Business Development	100%	$635,000
Michael D. DeShazer	Executive Vice President—Operations	100%	$530,000
Blake A. Sirgo	Executive Vice President—Business Units	100%	$530,000

The Compensation Committee decided on the LTI annual grant as described in the table below:

Executive	Job Title	2025 Target Value $	RSU $	PSU $
Thomas E. Jorden	Chairman, Chief Executive Officer and President	$11,000,000	$5,500,000	$5,500,000
Shannon E. Young III	Executive Vice President and Chief Financial Officer	$4,000,000	$2,000,000	$2,000,000
Stephen P. Bell	Executive Vice President—Business Development	$4,500,000	$2,250,000	$2,250,000
Michael D. DeShazer	Executive Vice President—Operations	$2,750,000	$1,375,000	$1,375,000
Blake A. Sirgo	Executive Vice President—Business Units	$2,750,000	$1,375,000	$1,375,000

Mr. Jorden received an increase in LTI annual grant value by $1 million annually. Mr. Young received an increase of seven percent on his LTI grant. In August 2023, the Company and Mr. Bell entered into a letter agreement that memorialized the terms of Mr. Bell’s 2024 and 2025 Target LTI Grant Value. Additional details about this agreement are provided at the end of this section. Mr. DeShazer and Mr. Sirgo’s LTI grant value increased by 72 percent due to the promotions they received in 2025.
2025 Annual Cash Incentive Awards
As noted in the table above under “Determination of Annual Cash Incentive Metric Achievement,” the Compensation Committee determined that the level of achievement for annual cash incentive payouts was 160 percent of target. In addition to such outcome, the Compensation Committee considered Mr. Jorden’s recommendations to the Compensation Committee regarding each executive officer, individually and in the aggregate, which recommendations reflected an annual cash incentive award payout for 2025 of 159 percent of the aggregate target for the executive officers as a group. After fulsome discussion with all independent directors in executive session, and notwithstanding the actual cash incentive metric achievement, the Compensation Committee approved the following annual cash incentive awards to our named executive officers for 2025, which reflects an annual cash incentive payout of 152 percent of the aggregate target for such named executive officers:

Executive	Target (% of Salary)	Approved (% of Target)	Approved ($)
Thomas E. Jorden	140%	155%	$2,600,000
Shannon E. Young III	100%	178%	$1,200,000
Stephen P. Bell	100%	100%	$635,000
Michael D. DeShazer	100%	165%	$875,000
Blake A. Sirgo	100%	160%	$848,000

How We Set Executive Compensation
Role of the Independent Compensation Consultant
The Compensation Committee engages an independent executive compensation consultant to provide information and objective advice regarding executive and non-employee director compensation. In June 2024, the Compensation Committee engaged Zayla Partners as its independent executive compensation consultant. The Compensation Committee reviewed the consultant’s independence in accordance with the six factors established by the NYSE and found it to be independent and without conflicts of interest in providing services to the Compensation Committee. Zayla Partners were engaged by the

Compensation Committee and performed no services directly for management. Management does not retain the services of a compensation consultant.
Role of Executives in Establishing Compensation
Our Chief Executive Officer proposes changes to compensation for his direct reports, which the Compensation Committee considers when making decisions. The officer team proposes goals for incentive programs and offers performance data to aid the Compensation Committee in administering incentive compensation programs. The Compensation Committee has the ultimate say on all components of executive officer compensation. Our Chief Executive Officer does not recommend or participate in deliberations related to his own compensation.
Role of Market Data
The Compensation Committee’s consultant annually prepares a review of our executive officers’ compensation compared to similarly situated executive officers at peer companies, which is approved by the Compensation Committee. The number of publicly traded exploration and production companies has contracted because of merger and acquisition activity. As a result, the peer group includes 14 publicly traded exploration and production companies, with our market capitalization positioned at the 48th percentile at the time of approval.
The peer group used by the Compensation Committee in evaluating the competitiveness of executive compensation and making 2025 compensation decisions consisted of the following companies:

Antero Resources Corporation	Expand Energy Corporation
APA Corporation	Hess Corporation
Chord Energy Corporation	Matador Resources Company
Devon Energy Corporation	Occidental Petroleum Corporation
Diamondback Energy, Inc.	Ovintiv Inc.
EOG Resources, Inc.	Permian Resources Corporation
EQT Corporation	Range Resources Corporation
Retirement Compensation and Other Benefits
Coterra Retirement Savings Plan
The Coterra Energy Inc. Retirement Savings Plan, is a tax-qualified retirement savings plan, or 401(k) plan, in which all employees, including the named executive officers, may participate. It allows participants to contribute up to 100 percent of their annual salary, or the limit prescribed by the Internal Revenue Service, on a pre-tax basis. We match 100 percent of the first six percent of a participant’s eligible pre-tax contribution. In addition, during 2025, the Company contributed 10 percent of salary and bonus of all eligible employees, including all named executive officers, into the Coterra 401(k) Plan (or into the nonqualified deferred compensation plan to the extent in excess of the qualified plan limits). Participants are 100 percent vested in the Company’s contributions after three years of service, vesting 33 percent in the first year, 66 percent in the second year and 100 percent in the third year. The Company’s contributions are approved annually by the Board of Directors.
Coterra Deferred Compensation Plan
The Coterra Energy Inc. Deferred Compensation Plan, provides supplemental retirement income benefits for our named executive officers, other officers and other key employees, through voluntary deferrals of salary and bonus. It also allows for the Company to provide the full 10 percent non-elective contribution when contributions of the matching amount cannot be made to the Coterra 401(k) Plan due to federal income tax limitations. The plan allows the officers to defer the receipt and taxation of income until retirement from the Company. We make no additional contributions to, nor do we pay in excess of market interest rates on, the deferred compensation plan. Amounts deferred by an officer under the deferred compensation plan are held and invested by the Company in various mutual funds and other investment options selected by the officer at the time of deferral. For additional information about the deferred compensation plan, including the investment options and the manner of distributions, see “Nonqualified Deferred Compensation” below.
Personal Benefits and Perquisites
The Compensation Committee periodically reviews the level of perquisites and other personal benefits provided to the named executive officers. In 2025, we provided the named executive officers with limited perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable, consistent with the overall compensation program, promote a healthy and productive workforce and provide protection to the organization. In 2025, the named executive officers were provided a Company-paid medical examination for the named executive officer, financial, tax and estate planning, supplemental life insurance to bridge certain coverage limitations under our standard policies (consistent for all employees of two times annual earnings up to $1.5 million), and spouse travel to certain business meetings. Our corporate aircraft is not available for personal use by any employee. However, with the authorization of our Chief Executive Officer, the corporate aircraft may be used by an employee or a member of his or her family for medical purposes. The aggregate cost to the Company of the perquisites and personal benefits described above for the named executive officers for 2025 is included under “All Other Compensation” in the Summary Compensation Table below. There was no personal use of our aircraft in 2025.
Other Compensation Policies
We offer all employees, including the named executive officers, industry competitive benefits including medical, dental and vision benefits, salary continuation for short-term leave of absences and long-term disability plans, basic life and accident insurance and an employee assistance program. We offer a retirement program consisting of both qualified and nonqualified defined contribution savings plans and have a retirement policy pursuant to which certain equity awards may remain outstanding and eligible to vest following a qualifying retirement.
Compensation Governance
Minimum Stock Ownership Guidelines
The Governance and Social Responsibility Committee and the Board of Directors have adopted the following stock ownership guidelines for our executive officers and directors.

Role	Stock Ownership Guidance
Chief Executive Officer	6x Annual Base Salary
Other Executive Officers	3x Annual Base Salary
Non-Employee Directors	5x Annual Cash Retainer
Non-employee directors have five years from their initial election, and executive officers have three years from their initial appointment to their position, to comply with these guidelines. Unvested restricted stock and unvested restricted stock units may be counted in calculating ownership, but options and unvested performance-based awards may not be counted toward the ownership minimum. No sales will be approved if such sale would cause the executive officer’s holdings to go below the minimum required shares except where necessary to pay income taxes related to equity awards.
Clawback Policy
The Company has adopted a “clawback” policy that describes circumstances in which the Company will determine and recover erroneously awarded compensation received by current and former executive officers in connection with certain accounting restatements, regardless of fault or misconduct. Both cash and all types of equity compensation that are granted, earned or vested based wholly or in part upon the attainment of  “financial reporting measures” that are determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, and any measures that are derived wholly or in part from such measures, are covered by the clawback policy. The Compensation Committee believes that this clawback policy furthers the interests of the Company and stockholders in preventing an executive from being unjustly enriched through a financial restatement. The Coterra Energy Inc. 2023 Equity Incentive Plan (the “2023 Plan”), the Cabot Oil & Gas Corporation 2014 Incentive Plan, or Prior Cabot Plan, and the legacy Cimarex incentive plans provide that any award made pursuant to such plan be subject to any applicable clawback policy, so by accepting any award under those plans, each executive officer has agreed to be bound by the clawback policy.
Executive Compensation Business Risk Review
The ownership stake in the Company provided by our equity-based compensation, the extended vesting periods of these awards and our stock ownership guidelines are designed to align the interests of our named executive officers with our stockholders, maximize performance and promote executive retention. Management reviews all incentive and equity programs. At the same time, the Compensation Committee believes, with the concurrence of our independent consultant, that our executive compensation program does not encourage management to take unreasonable risks related to the Company’s business. The factors that support this conclusion are our focus on long-term incentive compensation, balanced long-term incentives, metric diversification, capped opportunities in our annual bonus plan and long-term incentives, and our stock ownership guidelines.

Tax Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1 million on the amount of compensation that we may deduct in any one year with respect to compensation paid to each covered employee. While the Compensation Committee considers the deductibility of compensation in its decision making, the Compensation Committee implements compensation programs that it believes are competitive and attract and retain talented management, which the Compensation Committee believes is in the best interests of the Company and its stockholders.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the preceding Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Original Report.
The Compensation Committee
Lisa A. Stewart (Chair)
Amanda M. Brock
Hans C. Helmerich
Marcus A. Watts

Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2025, the Compensation Committee was composed of the four independent directors listed above, none of whom is an employee or a current or former officer of the Company. Except as disclosed in “Item 13. Certain Relationships and Related Transaction, and Director Independence—Director Independence” and “—Related Person Transactions” below, no member of the Compensation Committee has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. In addition, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or our Compensation Committee.

Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation paid to or earned by each of our named executive officers for the year ended December 31, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Thomas E. Jorden	2025	$1,200,000	$—	$11,354,687	$—	$2,600,000	$—	$441,850	$15,596,537
Chairman, Chief Executive Officer and President	2024	$1,198,558	$—	$10,628,850	$—	$2,500,000	$—	$421,552	$14,748,960
	2023	$1,125,000	$—	$11,071,724	$—	$2,000,000	$—	$351,129	$14,547,853
Shannon E. Young III	2025	$669,231	$—	$4,128,983	$—	$1,200,000	$—	$252,180	$6,250,394
Executive Vice President and Chief Financial Officer	2024	$640,193	$—	$3,985,847	$—	$1,100,000	$—	$213,476	$5,939,516
	2023	$290,923	$100,000	$4,579,816	$—	$780,000	$—	$60,214	$5,810,953
Stephen P. Bell	2025	$629,231	$—	$4,645,113	$—	$635,000	$—	$211,677	$6,121,021
Executive Vice President—Business Development	2024	$600,577	$—	$4,783,017	$—	$920,000	$—	$219,378	$6,522,972
	2023	$577,692	$—	$3,321,502	$—	$840,000	$—	$200,636	$4,939,830
Michael D. DeShazer (4)	2025	$518,462	$—	$2,838,716	$—	$875,000	$—	$225,078	$4,457,256
Executive Vice President—Operations	2024	$458,421	$—	$1,700,665	$—	$940,000	$—	$185,601	$3,284,687
Blake A. Sirgo (4)	2025	$518,462	$—	$2,838,716	$—	$848,000	$—	$211,685	$4,416,863
Executive Vice President—Business Units	2024	$467,308	$—	$1,700,665	$—	$900,000	$—	$172,332	$3,240,305
	2023	$452,769	$—	$1,494,694	$—	$630,000	$—	$160,124	$2,737,587
_______________________________________________________________________________
(1)The amounts in this column reflect the grant date fair value with respect to restricted stock units and performance share awards for the relevant fiscal year in accordance with FASB ASC Topic 718. For performance-based awards, the grant date fair value, including the liability component for cash payments over 100 percent of target, was valued using a Monte Carlo model and was based on probable performance at the time of grant. Assumptions used in the Monte Carlo model for the performance-based awards, as well as additional information regarding accounting for performance-based awards, are included in Note 13 of the Notes to the Consolidated Financial Statements included in the Company’s Original Report. The Monte Carlo model values are used solely for financial reporting purposes and are not used by the Compensation Committee when determining the number of shares underlying each award. When determining the number of shares underlying each performance-based award at target performance, the Compensation Committee divided the approved grant date value of the awards by the closing stock price on the date of grant. The grant date value of the 2025 performance-based awards, assuming maximum performance would have been as follows: Mr. Jorden $11,000,000: Mr. Young $4,000,000; Mr. Bell $4,500,000; Mr. Sirgo $2,750,000; and Mr. DeShazer $2,750,000.
(2)The amounts in this column reflect cash incentive awards to the named executive officers. The 2025 cash incentive awards are discussed in detail above under “Compensation Discussion and Analysis”.
(3)For all named executive officers, the amounts also include some or all of the following:
•Company contributions to retirement savings in the amount of $46,500 for each named executive officer for 2025 and deferred compensation plans as described and quantified in the “Nonqualified Deferred Compensation” table below;
•Premiums paid on executive term disability and life insurance;
•Company matching gifts to qualified non-profit charitable and educational organizations and other charitable contributions;
•Executive physical examination for the named executive officers; and
•Financial tax, and estate planning expenses.

Amounts in this column do not include dividends paid on unvested restricted stock awards granted under the legacy Cimarex stock award agreement. The number of dividends paid on unvested restricted stock awards in 2025 are: Mr. Jorden $27,581; Mr. Bell $4,964; Mr. DeShazer $1,656; and Mr. Sirgo $1,656.
(4)Mr. DeShazer became a named executive officer for the first time in 2024. In accordance with SEC guidance, compensation prior to the applicable year in which they became named executive officers is not included in the table. Although Mr. Sirgo was a named executive officer in 2023 but was not in 2024, his last 3 years of compensation has been included in the table in accordance with SEC guidance.
Grants of Plan-Based Awards
The table below reports all grants of plan-based awards made to our named executive officers during 2025.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price Of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
Thomas E. Jorden	2/19/2025	$—	$1,680,000	$3,360,000
	2/19/2025				95,853	191,705	383,410				5,854,671
	2/19/2025							191,705			5,500,016
Shannon E. Young III	2/19/2025	$—	$675,000	$1,350,000
	2/19/2025				34,856	69,711	139,422				2,128,974
	2/19/2025							69,711			2,000,009
Stephen P. Bell	2/19/2025	$—	$635,000	$1,270,000
	2/19/2025				39,213	78,425	156,850				2,395,100
	2/19/2025							78,425			2,250,013
Michael D. DeShazer	2/19/2025	$—	$530,000	$1,060,000
	2/19/2025				23,964	47,927	95,854				1,463,691
	2/19/2025							47,927			1,375,025
Blake A. Sirgo	2/19/2025	$—	$530,000	$1,060,000
	2/19/2025				23,964	47,927	95,854				1,463,691
	2/19/2025							47,927			1,375,025
_______________________________________________________________________________
(1)Amounts shown represent the target and maximum annual cash incentive bonus possible payouts on the date indicated. The maximum amount is 200 percent of the target amount.
(2)Amounts shown represent the target and maximum number of performance shares granted on the date indicated payable, if at all, on the basis of our TSR relative to our industry peer group over a three-year performance period. The maximum amount is 200 percent of the target amount, and amounts earned in excess of 100 percent are to be paid in cash, rather than shares, based on the closing trading price of a share of Common Stock on the last day of the performance period
(3)Amounts shown represent time-based RSUs that vest January 31, 2028.
(4)Amounts shown reflect the aggregate grant date fair value of the TSR performance shares and time-based RSUs, as applicable, granted on the date indicated, as computed in accordance with ASC Topic 718. The TSR performance share awards were valued using a Monte Carlo model and the grant date fair value per share used for financial reporting purposes was $30.54 for shares granted on February 19, 2025. The grant date fair value per share of the time-based RSUs is based on the closing price of our Common Stock on the date of grant, or $28.69. Additional assumptions used in the Monte Carlo model for TSR performance shares and other assumptions used in the calculation of these amounts are included in Note 13 of the Notes to the Consolidated Financial Statements included in the Company’s Original Report.

Option Grant Practices
Stock options have not been a part of our executive compensation program (though in connection with the merger transaction that formed the Company, we assumed outstanding legacy Cimarex options). We therefore (i) do not grant, and have not granted, stock options in anticipation of the release of material nonpublic information, (ii) do not time, and have not timed, the release of material nonpublic information based on stock option grant dates or for the purpose of affecting the value of executive compensation and (iii) do not take, and have not taken, material nonpublic information into account when determining the timing and terms of stock options. As stock options are not an element of employee compensation, we do not have a formal policy with respect to the timing of stock option grants, and we did not grant stock options or stock appreciation rights in 2025.
Outstanding Equity Awards at Fiscal Year-End
The table below reports for each named executive officer outstanding equity awards at December 31, 2025.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market of Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Thomas E. Jorden	600,228	$15,798,001	1,200,456	$31,596,002
Shannon E. Young III	222,416	$5,853,989	444,832	$11,707,978
Stephen P. Bell	229,652	$6,044,441	459,304	$12,088,881
Michael D. DeShazer	106,770	$2,810,186	213,540	$5,620,373
Blake A. Sirgo	107,857	$2,838,796	215,714	$5,677,592
_______________________________________________________________________________
(1)The amounts in this column reflect shares of restricted stock units as follows:
•as to which restrictions lapsed on January 31, 2026: Mr. Jorden 217,391; Mr. Young 81,030; Mr. Bell 65,217; Mr. DeShazer 28,261; and Mr. Sirgo 29,348.
•as to which restrictions lapse on January 31, 2027: Mr. Jorden 191,132; Mr. Young 71,675; Mr. Bell 86,010; Mr. DeShazer 30,582; and Mr. Sirgo 30,582.
•as to which restrictions lapse on January 31, 2028: Mr. Jorden 191,705; Mr. Young 69,711; Mr. Bell 78,425; Mr. DeShazer 47,927; and Mr. Sirgo 47,927.
(2)Market value is based on the closing price of our common stock on December 31, 2025 of $26.32 per share.
(3)The amounts in this column reflect performance share and performance stock unit awards, as applicable, assuming the maximum level of performance (200 percent of the target amount) is achieved, as follows:
•as to which the performance period ended January 31, 2026 : Mr. Jorden 434,782; Mr. Young 162,060; Mr. Bell 130,434; Mr. DeShazer 56,522; and Mr. Sirgo 58,696.
•as to which the performance period ends January 31, 2027: Mr. Jorden 382,264; Mr. Young 143,350; Mr. Bell 172,020; Mr. DeShazer 61,164; and Mr. Sirgo 61,164.
•as to which the performance period ends January 31, 2028: Mr. Jorden 383,410; Mr. Young 139,422; Mr. Bell 156,850; Mr. DeShazer 95,854; and Mr. Sirgo 95,854.
For awards granted in 2025, see “Compensation Discussion and Analysis - Grants of Plan-Based Awards” table above for more information. The actual amount of these awards that will vest after the end of the applicable performance period will be based on the determination of the Company’s achievement of the performance criteria by the Compensation Committee.

Stock-Based Awards Vested
The table below reports restricted stock units and performance based units that vested during 2025.

Name	Stock Awards		Performance Shares
	Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)	Stock Units Acquire on Vesting (#)	Value Realized on Vesting ($) (2)
Thomas E. Jorden	—	$—	428,633	$11,881,707
Shannon E. Young III	—	$—	—	$—
Stephen P. Bell	51,436	$1,425,806	77,154	$2,138,709
Michael D. DeShazer	17,145	$475,259	25,718	$712,903
Blake A. Sirgo	17,145	$475,259	25,718	$712,903
_______________________________________________________________________________
(1)These values were determined by multiplying the number of shares vested by our common stock closing price on January 31, 2025 of $27.72 and do not indicate that there was a sale of these shares by the named executive officer.
(2)Amounts in this column do not include the 1.43 percent cash component of our performance share awards which were: Mr. Jorden $197,476; Mr Bell $35,539; Mr. Sirgo $11,857; and Mr. DeShazer $11,857. These values were determined based on our common stock closing price on January 31, 2025 of $27.72 multiplied by the number of units issued adjusted by the performance factor of 1.43 percent based on the Company’s performance relative to the Company’s industry peer group from 2023-2025.
Nonqualified Deferred Compensation
The table below reports executive contributions, Company contributions, earnings, withdrawals/distributions and aggregate balances in the Coterra Energy Inc. Deferred Compensation Plan for 2025.

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Thomas E. Jorden	$370,000	$344,500	$310,130	$—	$2,372,298
Shannon E. Young III	$—	$151,423	$43,036	$—	$330,835
Stephen P. Bell	$—	$129,423	$14,367	$—	$402,937
Michael D. DeShazer	$94,000	$120,346	$112,132	$—	$717,408
Blake A. Sirgo	$—	$116,346	$62,270	$—	$435,809
_______________________________________________________________________________
(1)Amounts reported in this column are included in the Summary Compensation Table as salary and non-equity incentive plan compensation, as applicable.
(2)Amounts reported in this column are included in the Summary Compensation Table as “all other compensation.”
(3)Amounts reported in this column are not included in the Summary Compensation Table.
(4)Reflects contributions by our named executive officers, contributions by Coterra, and earnings on balances prior to January 1, 2025; plus, contributions by our named executive officers, contributions by Coterra, and earnings for the year ended December 31, 2025, less any distributions (shown in the appropriate columns of this table, with amounts that are included in the Summary Compensation Table for 2025 shown in notes 1 and 2 above).

The table below reports, earnings, withdrawals/distributions and aggregate balances in the legacy Cimarex Energy Co. Supplemental Savings Plan for 2025.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($) (2)
Thomas E. Jorden	$—	$—	$5,070	$—	$38,958
Shannon E. Young III	$—	$—	$—	$—	$—
Stephen P. Bell	$—	$—	$507	$—	$12,611
Michael D. DeShazer	$—	$—	$14,099	$—	$94,366
Blake A. Sirgo	$—	$—	$1,170	$—	$10,964
_______________________________________________________________________________
(1)Amounts reported in this column are not included in the Summary Compensation Table.
(2)Reflects contributions by named executive officers, contributions by Coterra and earnings on balances prior to January 1, 2025; plus the earnings for the year ended December 31, 2025, less any distributions (shown in the appropriate columns of this table).
Under the Coterra Energy Inc. Deferred Compensation Plan, up to 100 percent of salary and annual cash incentive bonus are permitted to be deferred into the deferred compensation plan, subject to payment of social security, Medicare, income taxes (on compensation not deferred) and employee benefit plan withholding requirements. The Company also makes contributions to make up for certain matching and profit-sharing contributions which, due to U.S. Internal Revenue Service limitations, cannot be contributed to the Coterra 401 (k) Plan. Earnings on the deferred balances are determined by the executive’s investment selections at the time of deferral. Distribution elections may be modified, provided that the modification is made at least one year prior to the original time elected and the new election is moved out at least five years past the original time-based distribution election. Distribution elections can only be delayed not accelerated. Investment options under the Coterra Energy Inc. Deferred Compensation Plan include a selection of mutual funds, index funds, and exchange-traded funds, which in 2025 earned between a 4.02 percent and 32.34 percent rate of return.
Under the legacy Cimarex Energy Co. Supplemental Savings Plan, up to 50 percent of salary and 100 percent of annual cash incentive bonus (subject to certain limitations) were permitted to be deferred into the supplemental savings plan, subject to payment of social security, Medicare, income taxes (on compensation not deferred) and employee benefit plan withholding requirements. In connection with the merger transaction that formed the Company, on October 26, 2021, the account balances as of September 30, 2021, were liquidated. The legacy Cimarex Energy Co. Supplemental Savings Plan was not terminated and remained effective for the deferral elections that had previously been made through the end of 2021 and therefore, some participants, including Messrs. Jorden and Bell, made contributions to this plan after October 1, 2021. However, no new deferral elections to the Cimarex Energy Co. Supplemental Plan were permitted after the merger transaction that formed the Company. Beginning with fiscal year 2022, certain legacy Cimarex employees designated by the Compensation Committee, including Messrs. Jorden and Bell, were eligible to participate in the Coterra Energy Inc. Deferred Compensation Plan. Distributions from the Cimarex Supplemental Savings plan include a selection of mutual funds, index funds, and exchange-traded funds identical to those under the Coterra Energy Inc. Deferred Compensation Plan, which in 2025 earned between 4.02 percent and 32.34 percent rate of return.
Potential Payments upon Termination or Change in Control
Jorden Letter Agreement
The Jorden Letter Agreement, together with Mr. Jorden’s legacy Cimarex severance compensation agreement, sets forth the terms of the severance payments and benefits to which Mr. Jorden may become entitled upon a termination of his employment in certain circumstances. The Jorden Letter Agreement provides that Mr. Jorden’s legacy Cimarex severance compensation agreement, as amended from time to time, including by the Jorden Letter Agreement, will remain in full force and effect through October 1, 2026. Pursuant to the Jorden Letter Agreement and Mr. Jorden’s legacy Cimarex severance compensation agreement, upon a termination of Mr. Jorden’s employment other than for “cause” or resignation for “good reason,” subject to Mr. Jorden’s execution of a release of claims and compliance with one-year post-termination non-competition and non-solicitation (of employees and customers or clients), Mr. Jorden will become entitled to:

•a lump sum cash payment equal to the product of (1) the average annual bonus paid to Mr. Jorden for the two fiscal years prior to termination and (2) a fraction, the numerator of which is the number of days in the calendar year through the date of termination and the denominator of which is 365;
•thirty-six monthly cash payments equal, in the aggregate, to three times the sum of:
•Mr. Jorden’s annual base salary received during the 24 months prior to the date of termination, divided by two; and
•the amount of cash incentive awards received by Mr. Jorden during the 24 months prior to the date of termination, divided by two’
•continued medical, dental, vision, disability and life insurance benefits for Mr. Jorden and his dependents for 36 months following his termination.
Except as otherwise provided in an award agreement, upon a termination without cause or for good reason, or upon Mr. Jorden’s death or disability, all of his equity awards, including any legacy Cimarex equity awards that were converted into equity awards of the Company pursuant to the terms of the agreement governing the merger transaction that formed the Company, will vest in full pursuant to the Jorden Letter Agreement.
The Jorden Letter Agreement provides that, for purposes of Mr. Jorden’s legacy severance compensation agreement, “cause” means Mr. Jorden’s (1) willful and continued failure to perform substantially his duties, after a written demand for substantial performance is delivered; (2) willful engagement in misconduct materially and demonstrably injurious to the Company or an affiliate; or (3) business crime or felony involving moral turpitude of which he is convicted or pleads guilty; and “good reason” means (a) a diminution in Mr. Jorden’s duties, responsibilities, authorities powers and functions; (b) the failure to renominate Mr. Jorden to the Board; (c ) a reduction in Mr. Jorden’s base salary, subject to limited exceptions; (d) a material reduction in Mr. Jorden’s target annual incentive opportunity or target long-term incentive opportunity; (e) a relocation of Mr. Jorden’s principal place of business to a place other than Houston, Texas; or (f) the Company’s breach of the Jorden Letter Agreement.
Mr. Jorden’s legacy Cimarex severance compensation agreement contains a Section 280G “best-net” cutback provision, which provides that, if the total payments to Mr. Jorden that he would receive pursuant to his legacy Cimarex severance and compensation agreement, or that he otherwise would receive, exceed the applicable threshold under Section 280G of the Code, then those payments will be reduced to the extent necessary to avoid the imposition of the excise taxes under Section 4999 of the Code in the event such reduction would result in a better after-tax result for Mr. Jorden.
Upon the expiration of the Jorden employment period, if Mr. Jorden’s employment with Coterra is continuing, then he and Coterra will enter into a change in control agreement that is consistent with, and no less favorable than, the change in control agreements then applicable to other executive officers of Coterra.
For a description of the other terms of the Jorden Letter Agreement, see “Compensation Discussion and Analysis--Compensation Arrangements with Thomas E. Jorden” above.
Coterra Severance Compensation Agreements
Each of Messrs. Young, Sirgo and DeShazer is party to a severance compensation agreement (“Coterra severance compensation agreement”) that provides for certain severance benefits upon a termination of employment by Coterra other than for “cause” or a termination by the executive officer for “good reason” (either, a “qualifying termination”), with such severance benefits being enhanced if the qualifying termination occurs within 18 months following a change in control (a “CIC termination”).
The severance compensation agreement provides for the following benefits upon a qualifying termination, subject to the executive officer’s execution and non-revocation of a release of claims:
•a pro-rated annual bonus for the number of days in the calendar year of termination through the date of termination based on the executive officer’s target annual bonus in effect for the year of termination, paid in a lump sum at the same time that bonuses are paid to active employees:
•cash payments equal, in the aggregate, to 1.5 times (in the event the qualifying termination is not a CIC termination) or two times (in the event of a CIC termination) the sum of:

•the executive officer’s highest annualized base salary in effect during the 24 months prior to his or     her date of termination; and
•the higher of (a) the average cash incentive award received by the executive officer and (b) the executive officer’s highest target annual bonus in effect, in the case of each of (a) and (b), during the 24 months prior to the executive officer’s date of termination, paid in equal monthly installments for 18 months (in the event the qualifying termination is not a CIC termination) or 24 months (in the event of a CIC termination);
•continued medical, dental, vision, disability and life insurance benefits for the executive officer and the executive officer’s dependents for up to 18 months (in the event the qualifying termination is not a CIC termination) or 24 months (in the event of a CIC termination) following the date of termination as though the executive officer’s employment has not been terminated; and
•except as otherwise provided in an award agreement, if the qualifying termination is not a CIC termination, a pro-rated portion (based on the period of the executive officer’s continuous service during the original vesting period) of the executive officer’s equity awards will (a) in the case of time-vested equity awards, be accelerated and (b) in the case of performance-vested equity awards, remain outstanding and eligible to vest to the extent the applicable performance measures are achieved at the end of the performance period.
In the event of a CIC termination, the executive officer’s equity awards will be treated as set forth in the applicable equity incentive plan and award agreement.
As in Mr. Jorden’s legacy Cimarex severance compensation agreement, the Coterra severance compensation agreements provide that the executive officer will be subject to one-year post-term non-competition and non-solicitation (of both employees and clients or customers) restrictions and include Section 280G “best-net” cutback provisions.
In the severance and compensation agreements, a “change in control” is generally defined to include:
•acquisition of 30 percent or more of the shares of the Company’s common stock or the combined voting power of voting securities of the Company;
•specified changes in a majority of the members of the Board;
•a reorganization, share exchange or merger unless, following the transaction:
•the stockholders of the Company prior to the transaction continue to own more than 60 percent of the outstanding common stock and combined voting power of the resulting entity, and
•at least a majority of the members of the Board of the entity resulting from the transaction were members of the Company’s Board at the time of executing the agreement to reorganize or merge;
•a liquidation or dissolution of the Company; or
•a sale of all or substantially all of its assets, other than to a corporation of which either (i) more than 60 percent of the outstanding common stock and combined voting power is owned by stockholders of the Company or (ii) at least a majority of the members of the Board of Directors were members of the Company’s Board.
In the severance compensation agreement, “cause” has the same meaning set forth in Mr. Jorden’s legacy Cimarex severance compensation agreement and “good reason” means (1) a reduction in the executive officer’s base salary; (2) a material reduction in the executive officer’s annual incentive compensation; (3) a required relocation of the executive officer’s place of business by more than 50 miles, other than Houston, Texas; or (4) a material diminution in the scope of the executive officer’s duties or responsibilities.
Stephen Bell Severance Compensation Arrangement
Mr. Bell is party to a legacy Cimarex severance compensation agreement that provides for certain severance benefits upon a qualifying termination, with such severance benefits being enhanced upon a CIC termination (which, for Mr. Bell, is a qualifying termination within two years following a change in control). Mr. Bell’s legacy Cimarex severance compensation agreement provides for the same cash payments and insurance continuation as Mr. Jorden’s legacy Cimarex severance compensation agreement, except that the multiple of Mr. Bell’s payments and duration of benefits continuation will be 1.5 times and 18 months, as applicable, in the event of the qualifying termination is not a CIC termination and 2 times and 24 months, as applicable, in the event of a CIC termination.

Mr. Bell’s legacy Cimarex severance compensation agreement provides for the same treatment of his outstanding equity awards as is provided for in the Coterra severance compensation agreements and also includes a Section 280G “best-net” cutback provision.
In Mr. Bell’s severance compensation agreement, “cause” has the same meaning set forth in Mr. Jorden’s legacy Cimarex severance compensation agreement and “good reason” means (1) a material diminution in Mr. Bell’s duties, responsibilities, authorities powers and functions; (2) a reduction of Mr. Bell’s base salary; (3) a material reduction in Mr. Bell’s annual incentive compensation opportunity or long-term incentive compensation opportunity; or (4) a required relocation of Mr. Bell’s principal place of business by more than 50 miles. Mr. Bell’s severance compensation agreement also utilizes the same definition of a “change in control” as the Coterra severance compensation agreements, except that the 60 percent threshold is 40 percent in Mr. Bell’s legacy Cimarex severance compensation agreement.
Equity Award Agreements
The award agreements for the named executive officer’s equity awards include provisions for the immediate vesting of all unvested awards upon a change in control or upon the termination of the named executive officer’s employment due to death or disability. Mr. Young’s award agreements entered into in connection with the commencement of his employment also provide for immediate vesting of all unvested awards upon his termination without cause or resignation for good reason. Additionally, the named executive officer’s February 2023, 2024, and 2025 equity awards are eligible for retirement vesting pursuant to the Company’s retirement policy, which policy provides that, among other requirements and as determined by the Compensation Committee in accordance with such policy, where an employee (a) is at least 55 years old and (b) has at least five years of service, between 50 percent and 100 percent of each award may remain outstanding and eligible to vest pursuant to its regular vesting schedule.
Potential Payments to Named Executive Officers
The tables below reflect the compensation payable to each named executive officer upon a voluntary resignation, retirement, involuntary not-for-cause termination, for cause termination, termination following a change in control, and in the event of disability or death of the executive. The tables reflect the amounts that would have been paid to each named executive officer assuming the event occurred on December 31, 2025. The actual amounts of any compensation to be paid out can only be determined at the time of such executive’s separation from the Company.
Thomas E. Jorden, Chairman, Chief Executive Officer and President

Executive Benefit and Payments Upon Separation	Voluntary Resignation	Retirement	Involuntary Not For Cause Termination or “Good Reason” Resignation (1)	For Cause Termination	Change in Control (1)	Disability	Death
Compensation
Multiple of Salary (1.5x or 2x)			$3,600,000		$3,600,000
Multiple of Bonus (1.5x or 2x)			$7,650,000		$7,650,000
Pro Rata Bonus			$2,550,000		$2,550,000
Long-Term Compensation (2)
Restricted Stock Vesting		$15,798,001			$15,798,001	$15,798,001	$15,798,001
Performance Share Vesting		$31,596,002			$31,596,002	$31,596,002	$31,596,002
Benefits or Perquisites
Payout of Deferred Compensation (3)	$2,372,298	$2,372,298	$2,372,298	$2,372,298	$2,372,298	$2,372,298	$2,372,298
Health, Life, and Welfare Benefits Continuation			$92,871		$139,306
Earned Vacation	$33,760	$33,760	$33,760	$33,760	$33,760	$33,760	$33,760
Total	$2,406,058	$49,800,061	$16,298,929	$2,406,058	$63,739,367	$49,800,061	$49,800,061
_______________________________________________________________________________
(1)Pursuant to Mr. Jorden’s letter agreement, if Mr. Jorden is terminated without cause or for good reason, including in connection with a change of control, Mr. Jorden is entitled to (a) monthly installment payments over 36 months that, in the aggregate, equal three times the sum of (i) his annual base salary received during the 24 months prior to the date of termination, divided by two and (ii) the amount of cash incentive awards received by Mr. Jorden during the 24 months prior to the date of termination, divided by two; (b) a lump sum cash payment equal to the product of the average annual bonus paid to Mr. Jorden for the two fiscal years prior to termination and (ii) a fraction, the numerator of which is the number of days in the calendar year through the date of termination and the denominator of which is 365; and (c ) 36 months of continued medical, dental, vision disability and life insurance benefits.
(2)Upon a change in control, or if Mr. Jorden’s employment is terminated due to Mr. Jorden’s death or disability, his outstanding equity awards will vest in full. If Mr. Jorden is terminated without cause or for good reason, the equity awards granted to Mr. Jorden in February 2024 will vest, with Mr. Jorden’s performance-vested equity awards vesting based on actual performance as of the date of Mr. Jorden’s termination. Assuming that (a) Mr. Jorden had given timely notice of his intent to retire from the Company on December 31, 2025 and (b) such notice was acknowledged and accepted in writing by the Chair of the Compensation Committee or its respective designee, 100 percent of the equity awards granted to Mr. Jorden in February 2023, 2024, and 2025 would have remained outstanding until the regularly scheduled vesting date in accordance with the Company’s retirement policy.The values of the long-term incentive awards reported in this table were computed using the closing price of the Company’s common stock on December 31, 2025 (the last trading day of the year) of $26.32 and the values of performance-based long-term incentive awards assume the maximum level of achievement of performance goals. However, the value actually realized would depend upon the value of the Company’s common stock at the time such awards became vested and, if applicable, the level at which the applicable performance goals were achieved.
(3)Amounts in this row represent earned compensation voluntarily deferred by Mr. Jorden under the terms of the deferred compensation plan. For more information, see “Nonqualified Deferred Compensation” above. For termination of employment due to retirement, payment of the deferred compensation is based upon Mr.Jorden’s election at the time of deferral. For all other terminations of employment, payment of the deferred compensation is in a lump sum six months from the date of termination.
Shannon E. Young III, Executive Vice President and Chief Financial Officer

Executive Benefit and Payments Upon Separation	Voluntary Resignation	Retirement	Involuntary Not For Cause Termination or “Good Reason” Resignation (1)	For Cause Termination	Change in Control (2)	Disability	Death
Compensation
Multiple of Salary (1.5x or 2x)			$1,012,500		$1,350,000
Multiple of Bonus (1.5x or 2x)			$1,800,000		$2,400,000
Pro Rata Bonus			$675,000		$675,000
Long-Term Compensation (3)
Restricted Stock Vesting			$2,132,710		$5,853,989	$5,853,989	$5,853,989
Performance Share Vesting			$4,265,419		$11,707,978	$11,707,978	$11,707,978
Benefits or Perquisites
Payout of Deferred Compensation (4)	$330,835	$330,835	$330,835	$330,835	$330,835	$330,835	$330,835
Health, Life, and Welfare Benefits Continuation			$55,895		$74,527
Earned Vacation	$77,885	$77,885	$77,885	$77,885	$77,885	$77,885	$77,885
Total	$408,720	$408,720	$10,350,244	$408,720	$22,470,214	$17,970,687	$17,970,687
_______________________________________________________________________________
(1)Pursuant to Mr. Young’s Coterra severance compensation agreement, if Mr. Young is terminated without cause or for good reason not in connection with a change in control, Mr. Young is entitled to (a) monthly installment payments over 18 months that, in the aggregate, equal one-and-a-half times the sum of (i) his highest annualized base salary in effect during the 24 months prior to his termination and (ii) the higher of (1) the average of his cash incentive awards during the 24 months prior to his termination or (2) his highest target annual incentive compensation awards received during the 24 months prior to his termination; (b) a pro-rated target bonus for the calendar year of termination; and (3) 18 months of continued medical, dental, vision disability and life insurance benefits.
(2)Pursuant to Mr. Young’s Coterra severance compensation agreement, if Mr. Young is terminated without cause or for good reason within 18 months following a change in control, Mr. Young is entitled to (a) monthly installment payments over 24 months that, in the aggregate, equal two times the sum of (i) his highest annualized base salary in effect during the 24 months prior to his termination and (ii) the higher of (1) the average of his cash incentive awards received during the 24 months prior to his termination or (2) his highest target annual incentive compensation in effect during the 24 months prior to his termination; (b) a pro-rated target bonus for the calendar year of termination; and (c) 24 months of continued medical, dental, vision disability and life insurance benefits.
(3)For the equity awards granted to Mr. Young in July 2023 and February 2025, receipt of the full payout will occur at the original vesting date set forth in the award agreement only if Mr. Young remains continuously employed through such date, except that, pursuant to the terms of the award agreements, the awards will fully vest upon a change in control of the Company or a termination of Mr. Young’s employment without cause or for good reason or due to his death or disability. If Mr. Young is terminated without cause or for good reason prior to a change in control, a pro-rata portion of the time-vested equity awards granted to Mr. Young in February 2024 will vest and a pro-rata portion of the performance-vested equity awards granted to Mr. Young in February 2024 will remain outstanding and eligible to vest. The values of the long-term incentive awards reported in this table were computed using the closing price of the Company’s common stock on December 31, 2025 (the last trading day of the year) of $26.32 and the values of performance-based long-term incentive awards assume the maximum level of achievement of performance goals. However, the value actually realized would depend upon the value of the Company’s common stock at the time such awards became vested and, if applicable, the level at which the applicable performance goals were achieved.
(4)Amount in this row represent earned compensation voluntarily deferred by Mr. Young under the terms of the deferred compensation plan. For more information. see “Nonqualified Deferred Compensation” above. For termination of employment due to retirement, payment of the deferred compensation is based upon Mr. Young’s election at the time of deferral. For all other terminations of employment, payment of the deferred compensation is in a lump sum six months from the date of termination.
Stephen P. Bell, Executive Vice President - Business Development

Executive Benefit and Payments Upon Separation	Voluntary Resignation	Retirement	Involuntary Not For Cause Termination or “Good Reason” Resignation (1)	For Cause Termination	Change in Control (2)	Disability	Death
Compensation
Multiple of Salary (1.5x or 2x)			$930,000		$1,240,000
Multiple of Bonus (1.5x or 2x)			$1,166,250		$1,555,000
Bonus Payment			$777,500		$777,500
Long-Term Compensation (3)
Restricted Stock Vesting	$—	$6,044,441	$—	$—	$6,044,441	$6,044,441	$6,044,441
Performance Share Vesting	$—	$12,088,881	$—	$—	$12,088,881	$12,088,881	$12,088,881
Benefits or Perquisites
Payout of Deferred Compensation (4)	$402,937	$402,937	$402,937	$402,937	$402,937	$402,937	$402,937
Health, Life, and Welfare Benefits Continuation			$42,645		$56,860
Earned Vacation	$69,583	$69,583	$69,583	$69,583	$69,583	$69,583	$69,583
Total	$472,520	$18,605,842	$3,388,915	$472,520	$22,235,202	$18,605,842	$18,605,842
_______________________________________________________________________________
(1)Pursuant to Mr. Bell’s legacy Cimarex severance compensation agreement, Mr. Bell is entitled to payments equal to (1) one-and-a-half times the sum of (a) the average of his annual base salary received during the 24 months prior to his termination and (b) the average of his cash incentive awards received during the 24 months prior to his termination; (2) a pro-rated bonus for the calendar year of termination, based on the average of the last two annual bonuses paid to him; and (3) 18 months of continued medical, dental, vision disability and life insurance benefits.
(2)Pursuant to Mr. Bell’s legacy Cimarex severance compensation agreement, if Mr. Bell is terminated without cause or for good reason within a specified time following a change in control, Mr. Bell is entitled to payments equal to (1) one-and-a-half times the sum of (a) the average of his annual base salary received during the 24 months prior to his termination and (b) the average of his cash incentive awards received during the 24 months prior to his termination; (2) a pro-rated bonus for the calendar year of termination, based on the average of the last two annual bonuses paid to him; and (3) 18 months of continued medical, dental, vision disability and life insurance benefits.
(3)For the equity awards granted to Mr. Bell in February 2023, 2024 and 2025, receipt of the full payout will occur at the original vesting date set forth in the award agreement only if Mr. Bell remains continuously employed through such date, except that all awards will fully vest upon a change in control of the Company or a termination of Mr. Bell’s employment due to his death or disability and (b) if Mr. Bell is terminated without cause or for good reason prior to a change in control, a pro-rata portion of the time-vested equity awards granted to Mr. Bell in February 2024 will vest and a pro-rata portion of the performance-vested equity awards granted to Mr. Bell in February 2024 will remain outstanding and eligible to vest. Additionally, assuming that (x) Mr. Bell had given timely notice of his intent to retire from the Company on December 31, 2025 and (y) such notice was acknowledged and accepted in writing by the Chief Executive Officer or the Chair of the Compensation Committee or his respective designee, 100 percent of the equity awards granted to Mr. Bell in February 2023, 2024 and 2025 would have remained outstanding until the regularly scheduled vesting date in accordance with the Company’s retirement policy. The values of the long-term incentive awards reported in this table were computed using the closing price of the Company’s common stock on December 31, 2025 (the last trading day of the year) of $26.32 and the values of performance-based long-term incentive awards assume the maximum level of achievement of performance goals. However, the value actually realized would depend upon the value of the Company’s common stock at the time such awards became vested and, if applicable, the level at which the applicable performance goals were achieved.

(4)Amounts in this row represent earned compensation voluntarily deferred by Mr. Bell under the terms of the deferred compensation plan. For more information, see “Nonqualified Deferred Compensation” above. For all other terminations of employment, payment of the deferred compensation is in a lump sum six months from the date of termination.
Michael D. DeShazer, Executive Vice President - Operations

Executive Benefit and Payments Upon Separation	Voluntary Resignation	Retirement	Involuntary Not For Cause Termination or “Good Reason” Resignation (1)	For Cause Termination	Change in Control (2)	Disability	Death
Compensation
Multiple of Salary (1.5x or 2x)			$795,000		$1,060,000
Multiple of Bonus (1.5x or 2x)			$1,410,000		$1,880,000
Bonus Payment			$530,000		$530,000
Long-Term Compensation (3)
Restricted Stock Vesting			$—		$2,810,186	$2,810,186	$2,810,186
Performance Share Vesting			$—		$5,620,373	$5,620,373	$5,620,373
Benefits or Perquisites
Payout of Deferred Compensation (4)	$717,408	$717,408	$717,408	$717,408	$717,408	$717,408	$717,408
Health, Life, and Welfare Benefits Continuation			$55,895		$74,527
Earned Vacation	$42,044	$42,044	$42,044	$42,044	$42,044	$42,044	$42,044
Total	$759,452	$759,452	$3,550,347	$759,452	$12,734,538	$9,190,011	$9,190,011
_______________________________________________________________________________
(1)Pursuant to Mr. DeShazer’s Coterra severance compensation agreement, if Mr. DeShazer is terminated without cause or for good reason not in connection with a change in control, Mr. DeShazer is entitled to (a) monthly installment payments over 18 months that, in the aggregate, equal one-and-a-half times the sum of (i) his highest annualized base salary in effect during the 24 months prior to his termination and (ii) the higher of (1) the average of his cash incentive awards during the 24 months prior to his termination or (2) his highest target annual incentive compensation awards received during the 24 months prior to his termination; (b) a pro-rated target bonus for the calendar year of termination; and (3) 18 months of continued medical, dental, vision disability and life insurance benefits.
(2)Pursuant to Mr. DeShazer’s Coterra severance compensation agreement, if Mr. DeShazer is terminated without cause or for good reason within 18 months following a change in control, Mr. DeShazer is entitled to (a) monthly installment payments over 24 months that, in the aggregate, equal two times the sum of (i) his highest annualized base salary in effect during the 24 months prior to his termination and (ii) the higher of (1) the average of his cash incentive awards received during the 24 months prior to his termination or (2) his highest target annual incentive compensation in effect during the 24 months prior to his termination; (b) a pro-rated target bonus for the calendar year of termination; and (c) 24 months of continued medical, dental, vision disability and life insurance benefits.
(3)For the equity awards granted to Mr. DeShazer in February 2023 and 2024 and 2025 receipt of the full payout will occur at the original vesting date set forth in the award agreement only if Mr. DeShazer remains continuously employed through such date, except that all awards will fully vest upon a change in control of the Company or a termination of Mr. DeShazer’s employment due to his death or disability. If Mr. DeShazer is terminated without cause or for good reason prior to a change in control, a pro-rata portion of the time-vested equity awards granted to Mr. DeShazer in February 2022 and February 2024 will vest and a pro-rata portion of the performance-vested equity awards granted to Mr. DeShazer in February 2024 will remain outstanding and eligible to vest. The values of the long-term incentive awards reported in this table were computed using the closing price of the Company’s common stock on December 31, 2025 (the last trading day of the year) of $26.32 and the values of performance-based long-term incentive awards assume the maximum level of achievement of performance goals. However, the value actually realized would depend upon the value of the Company’s common stock at the time such awards became vested and, if applicable, the level at which the applicable performance goals were achieved.
(4)Amount in this row represent earned compensation voluntarily deferred by Mr. DeShazer under the terms of the deferred compensation plan. For more information. see “Nonqualified Deferred Compensation” above. For termination of employment due to retirement, payment of the deferred compensation is based upon Mr. DeShazer’s election at the time of deferral. For all other terminations of employment, payment of the deferred compensation is in a lump sum six months from the date of termination.

Blake A. Sirgo, Executive Vice President - Business Units

Executive Benefit and Payments Upon Separation	Voluntary Resignation	Retirement	Involuntary Not For Cause Termination or “Good Reason” Resignation (1)	For Cause Termination	Change in Control (2)	Disability	Death
Compensation
Multiple of Salary (1.5x or 2x)			795,000		1,060,000
Multiple of Bonus (1.5x or 2x)			1,350,000		1,800,000
Current Year Bonus (pro-rated)			530,000		530,000
Long-Term Compensation (3)
Restricted Stock Vesting					2,838,796	2,838,796	2,838,796
Performance Share Vesting					5,677,592	5,677,592	5,677,592
Benefits or Perquisites
Payout of Deferred Compensation (4)	435,809	435,809	435,809	435,809	435,809	435,809	435,809
Health, Life, and Welfare Benefits Continuation			55,895		74,527
Earned Vacation	56,706	56,706	56,706	56,706	56,706	56,706	56,706
Total	492,515	492,515	3,223,410	492,515	12,473,431	9,008,904	9,008,904
_______________________________________________________________________________
(1)Pursuant to Mr. Sirgo’s Coterra severance compensation agreement, if Mr. Sirgo terminated without cause or for good reason not in connection with a change in control, Mr. Sirgo is entitled to (a) monthly installment payments over 18 months that, in the aggregate, equal one-and-a-half times the sum of (i) his highest annualized base salary in effect during the 24 months prior to his termination and (ii) the higher of (1) the average of his cash incentive awards during the 24 months prior to his termination or (2) his highest target annual incentive compensation awards received during the 24 months prior to his termination; (b) a pro-rated target bonus for the calendar year of termination; and (3) 18 months of continued medical, dental, vision disability and life insurance benefits.
(2)Pursuant to Mr. Sirgo’s Coterra severance compensation agreement, if Mr. Sirgo is terminated without cause or for good reason within 18 months following a change in control, Mr. Sirgo is entitled to (a) monthly installment payments over 24 months that, in the aggregate, equal two times the sum of (i) his highest annualized base salary in effect during the 24 months prior to his termination and (ii) the higher of (1) the average of his cash incentive awards received during the 24 months prior to his termination or (2) his highest target annual incentive compensation in effect during the 24 months prior to his termination; (b) a pro-rated target bonus for the calendar year of termination; and (c) 24 months of continued medical, dental, vision disability and life insurance benefits.
(3)For the equity awards granted to Mr. Sirgo in February 2023, 2024 and 2025, receipt of the full payout will occur at the original vesting date set forth in the award agreement only if Mr. Sirgo remains continuously employed through such date, except that, pursuant to the terms of the award agreements, the awards will fully vest upon a change in control of the Company or a termination of Mr. Sirgo’s employment without cause or for good reason or due to his death or disability. The values of the long-term incentive awards reported in this table were computed using the closing price of the Company’s common stock on December 31, 2025 (the last trading day of the year) of $26.32 and the values of performance-based long-term incentive awards assume the maximum level of achievement of performance goals. However, the value actually realized would depend upon the value of the Company’s common stock at the time such awards became vested and, if applicable, the level at which the applicable performance goals were achieved.
(4)Amounts in this row represent earned compensation voluntarily deferred by Mr. Sirgo under the terms of the deferred compensation plan. For more information. see “Nonqualified Deferred Compensation” above. For termination of employment due to retirement, payment of the deferred compensation is based upon Mr. Sirgo’s election at the time of deferral. For all other terminations of employment, payment of the deferred compensation is in a lump sum six months from the date of termination.

Pay Ratio Disclosure
The following table sets forth comparative information regarding:
•the annual total compensation of our Chief Executive Officer, Mr. Jorden, for the year ended December 31, 2025, determined using the methodology described below;
•the annual total compensation of our median employee for the year ended December 31, 2025, determined on the basis described below; and
•a ratio comparison of those two amounts, each as determined in accordance with rules prescribed by the SEC.

CEO Pay Ratio
CEO annual total compensation (A) (1)	$15,596,537
Median employee annual total compensation (B)	$135,216
Ratio of (A) to (B)	115:1
_______________________________________________________________________________
(1)Determined based on the total compensation paid to Mr. Jorden as reported in the Summary Compensation Table
Median Employee
For purposes of identifying our median employee, as permitted by the SEC rules, we examined our employee population, excluding our Chief Executive Officer, as of December 31, 2025. In making that determination for this proxy statement we:
•used total base salary earnings as determined from Coterra’s payroll records for the period from January 1, 2025 through December 31, 2025 as our consistently applied compensation measure;
•did not include bonus-based incentive amounts, because those amounts are not distributed to all of our employees and have an impact on the determination of the median employee;
•does not include equity-based incentive compensation awards because those awards are not widely distributed to our employees and have an impact on the determination of the median employee;
•included all employees of Coterra and its consolidated subsidiaries as of December 31, 2025 employed on a full-time basis;
•did not make any assumptions, adjustments, or estimates with respect to total base salary earnings;
•did not annualize the compensation for any full-time employees that were not employed by us for all of 2025; and
•did not use statistical sampling or include any cost of living adjustments.
After identifying the median employee based on the process described above we calculated annual compensation for that employee using the same methodology we used for determining total compensation for 2025 for our named executive officers set forth in the Summary Compensation Table.
We believe that the CEO pay ratio above is a reasonable estimate calculated in a manner consistent with rules prescribed by the SEC.
Director Compensation
The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding all matters pertaining to director compensation. When deemed necessary, the Compensation Committee recommends to the Board modifications to the compensation of the non-employee directors. Directors who are employees of the Company receive no additional compensation for their duties as directors.

2025-2026 Annual Director Compensation
Annual Cash Retainer	$105,000
Annual Equity Retainer	$210,000
Lead Independent Director	$40,000
Committee Chair	$20,000
The Compensation Committee periodically reviews the compensation of the non-employee directors taking into account, among other things, the compensation of directors at other comparable companies. The Compensation Committee engages an independent compensation consultant to annually review non-employee director compensation.
Directors who serve on committees (other than as chair) do not receive additional compensation for committee service. Directors do not receive compensation for attending Board or committee meetings.
The annual equity retainer was issued as an award of restricted stock units under the 2023 Plan, the restrictions on which lapse on April 30, 2026 or the earlier date the non-employee director leaves the Board other than by removal. Such restricted stock units accrue cash dividend equivalents in the amount of the cash dividend paid on our outstanding common stock from the date of grant through the date the restrictions lapse. In 2025, each non-employee director received 9,293 restricted stock units.
In addition, non-employee directors are reimbursed for reasonable expenses incurred in connection with Board and committee related activities.
Under the Coterra Energy Inc. Non-employee Director Deferred Compensation Plan, non-employee directors have the option of deferring all or a portion of their annual cash retainer, annual equity retainer, or a combination of both. If deferred, the annual cash retainer is issued as restricted stock units, the terms of which are substantially the same as those issued for the annual equity retainer, except the ultimate distribution of common stock is deferred until the non-employee director leaves the Board.
In June 2024, the Compensation Committee engaged Zayla Partners as its independent compensation consultant to review non-employee director compensation.
In November 2025, the Compensation Committee determined to increase the annual cash retainer from $105,000 to $115,000 beginning with the 2026–2027 term, with no change to the other components of our non-employee director compensation.

2025 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dorothy M. Ables	$125,000	$210,022	$—	$—	$—	$5,000	$340,022
Amanda M. Brock	$145,000	$210,022	$—	$—	$—	$—	$355,022
Paul N. Eckley	$105,000	$210,022	$—	$—	$—	$5,000	$320,022
Hans Helmerich	$105,000	$210,022	$—	$—	$—	$5,000	$320,022
Jacinto J. Hernandez	$105,000	$210,022	$—	$—	$—	$5,000	$320,022
Jeffrey E. Shellebarger	$125,000	$210,022	$—	$—	$—	$—	$335,022
Lisa A. Stewart	$125,000	$210,022	$—	$—	$—	$—	$335,022
Frances M. Vallejo	$125,000	$210,022	$—	$—	$—	$5,000	$340,022
Marcus A. Watts	$105,000	$210,022	$—	$—	$—	$7,500	$322,522
Robert S. Boswell (2)	$—	$—	$—	$—	$—	$—	$—
Dan O. Dinges (2)	$—	$—	$—	$—	$—	$—	$—
_______________________________________________________________________________
(1)The amounts in this column reflect the grant date fair value with respect to restricted stock units granted to each non-employee director on May 7, 2025 that are payable by the Company in shares of Common Stock and vest upon the earlier of May 1, 2026 or the date the non-employee director ceases to be a director of the Company other than by removal, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 718 for the fiscal year ended December 31, 2025. Assumptions used in the calculation of these amounts are included in Note 13 of the Notes to the Consolidated Financial Statements included in the Company’s Original Report. The aggregate number of the restricted stock units held by each non-employee director at December 31, 2025, including those issued on May 7, 2025, those that have vested but are not payable until the date such non-employee director ceases to be a director the Company, and those issued in lieu of quarterly cash retainer and leadership fees is as follows:

Name	Total RSUs
Dorothy M. Ables	95,325
Amanda M. Brock	58,637
Paul N. Eckley	9,293
Hans Helmerich	9,293
Jacinto J. Hernandez	9,293
Jeffrey E. Shellebarger	9,293
Lisa A. Stewart	9,293
Frances M. Vallejo	9,293
Marcus A. Watts	73,937
(2)    Mr. Boswell and Mr. Dinges retired from the Board effective April 30, 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding the number of shares of common stock that may be issued under the Company’s equity compensation plans as of December 31, 2025:

Plan Category	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3)
Equity compensation plans approved by security holders	8,674,609	$9.06	16,793,715
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	8,674,609	$9.06	16,793,715
_______________________________________________________________________________
(1)The amount includes 6,607,560 shares covered by restricted stock units that have not vested, 200,020 director restricted stock units that have vested but have not yet settled into shares of common stock, 83,637 director restricted stock units as to which restrictions lapse upon the earlier of April 30, 2026 or the date the holder ceases to be a director of the Company, 104,579 shares subject to non-qualified stock options, and 1,678,813 shares representing the maximum number of shares subject to TSRs assuming the maximum payout is achieved.
(2)This is the weighted average exercise price of 104,579 non- qualified stock options outstanding under the legacy Cimarex Energy Co.’s (“Cimarex”) incentive plans. As of December 31, 2025, such stock options had a weighted average life of 1.3 years.
(3)Includes 15,461,753 shares that are available under the 2023 Plan, 1,227,383 shares that are currently outstanding under the Prior Cabot Oil & Gas Corporation Plan, and 104,579 shares that are currently outstanding under the legacy Cimarex incentive plans.
Beneficial Owners of More than Five Percent of the Company’s Outstanding Shares
The following table reports, as of March 27, 2026, beneficial ownership of the Company’s common stock by holders of more than five percent of the Company’s common stock as of the dates reported by such holders. Unless otherwise noted, all ownership information is based upon filings made by such persons with the SEC.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Class (5)
The Vanguard Group (1)	98,991,246	13.0%
Wellington Management Group LLP (2)	80,114,852	10.5%
BlackRock, Inc. (3)	52,118,147	6.8%
State Street Corporation (4)	48,945,657	6.4%
_______________________________________________________________________________
(1)Based solely on a Schedule 13 G/A filed October 30, 2025 with the SEC by the Vanguard Group (100 Vanguard Blvd., Malvern, PA 19355) it has shared voting power over 4,507,767 of these shares, sole dispositive power over 91,664,841 of these shares and shared dispositive power over 7,326,405 of these shares. On March 26, 2026, the Vanguard Group, Inc. filed a Schedule 13G/A with the SEC indicating that, due to an internal realignment and in accordance with SEC Release No. 34-39538, certain subsidiaries or business divisions thereof will report beneficial ownership separately (on a disaggregated basis) from the Vanguard Group, Inc. As a result, beneficial ownership will be attributed to certain subsidiaries of the Vanguard Group, Inc. and the Vanguard Group, Inc. no longer has, or is deemed to have, beneficial ownership of such securities.
(2)Based solely on a Schedule 13 G/A filed December 5, 2025 with the SEC by Wellington Management Group LLP (280 Congress Street, Boston, MA 02210), it has shared voting power 78,010,481 and shared dispositive power over all 80,114,852 shares.

(3)Based solely on a Schedule 13 G/A April 24, 2025 filed with the SEC by BlackRock, Inc. (50 Hudson Yards, New York, NY 10001), it has sole voting power over 49,443,409 of these shares and sole dispositive power over all 49,443,409 shares.
(4)Based solely on a Schedule 13 G/A filed January 29, 2024 with the SEC by State Street Corporation (State Street Financial Center, One Congress Street, Suite 1, Boston, MA 02114-2016), it has shared voting power over 37,781,281 and share dispositive power over 48,918,239 of these shares.
(5)There were 759,352,619 shares of common stock outstanding on March 27, 2026.
Directors and Executive Officers
The following table reports, as of March 27, 2026, beneficial ownership of common stock by each director, each named executive officer listed in the “Summary Compensation Table” above and by all directors and executive officers as a group. Unless otherwise indicated and pursuant to applicable community property laws, the persons below have sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares of Common Stock Owned (1)	Percent of Class (2)
Dorthy M. Ables (3)	106,009	*
Amanda M. Brock	79,621	*
Paul N. Eckley	85,361	*
Hans Helmerich (4)	1,865,644	*
Jacinto J. Hernandez	9,717	*
Jeffery E. Shellebarger	9,293	*
Lisa A. Stewart (5)	118,012	*
Frances M. Vallejo (6)	85,361	*
Marcus A. Watts	79,621	*
Thomas E. Jorden (7)	3,321,125	*
Shannon E. Young III	308,288	*
Stephen P. Bell (8)	237,638	*
Michael D. DeShazer	184,988	*
Blake A. Sirgo	177,443	*
All directors and executive officers as a group (18 individuals) (3)(4)(5)(6)(7)(8)	7,173,179	1.5%
_______________________________________________________________________________
(1)Amounts shown include restricted stock units issued under the Company’s incentive plans as follows:
•as to which restrictions lapse upon the holders’ retirement from the Board of Directors: Ms. Ables, 86,032; Ms. Brock, 49,344; and Mr. Watts, 9,293; and “All directors and executive officers as a group,” 283,657
•as to which restrictions lapse upon the earlier of May 01, 2026 or the date the non-employee director ceases to be a director of the Company: for each of Ms. Ables, Ms. Brock, Mr. Eckley, Mr. Helmerich, Mr. Hernandez, Mr. Shellebarger, Ms. Stewart, Ms. Vallejo, and Mr. Watts 9,293; and for “All directors and executive officers as a group,” 83,637.
•as to which restrictions lapse upon January 31, 2029: Mr. Jorden, 180,328; Mr. Young, 68,853; Mr. DeShazer, 52,460; and Mr. Sirgo, 52,460; and for “All directors and executive officers as a group,” 504,923
•as to which restrictions lapse upon January 31, 2028: Mr. Jorden, 191,705; Mr. Young, 69,711, Mr. Bell, 78,425; Mr. DeShazer, 47,927; and Mr. Sirgo, 47,927; and for “All directors and executive officers as a group,” 507,460.
•as to which restrictions lapse upon January 31, 2027: Mr. Jorden, 191,132; Mr. Young, 71,675; Mr. Bell, 86,010; and Mr. DeShazer, 30,582; and for “All directors and executive officers as a group,” 553,334
(2)There were 759,352,619 shares of common stock outstanding on March 27, 2026.

(3)Includes 5,000 shares held by an immediate family member, with respect to which Ms. Ables has shared voting and investment power.
(4)Includes 45,967 shares owned by Mr. Helmerich's wife; Mr. Helmerich disclaims beneficial ownership of the shares held by his wife. Also, includes 229,774 shares owned by 1993 Hans Helmerich Trust, of which Mr. Helmerich is the trustee; 44,409 shares owned by Helmerich Grandchildren LLC, of which Mr. Helmerich is the co-trustee; 31,573 shares owned by Family Trust, of which Mr. Helmerich is the trustee; 91,145 shares owned by The Helmerich Trust, of which Mr. Helmerich is the co-trustee; 1,304,895 shares held by the Peggy Helmerich QTIP Trust, of which Mr. Helmerich is the trustee; and 40,146 shares held by Saddleridge, LLC, of which Mr. Helmerich owns 99 percent and his wife owns one percent.
(5)Includes 5,700 shares held in an individual account.
(6)Includes 60,768 shares to which Ms. Vallejo has shared voting investment power.
(7)Includes 2,757,960 shares of common stock held in trust for the benefit of an immediate family member, with respect to which Mr. Jorden has shared voting and investment power.
(8)Mr. Bell retired from the Company effective December 31, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
Independence Standards
Our Corporate Governance Guidelines require that at least a majority of our directors be independent under the NYSE listing standards and all other applicable legal requirements. Additionally, all members of the Audit Committee and the Compensation Committee are required to be independent by rules and regulations of the SEC, and all members of the Governance and Social Responsibility Committee are required to be independent pursuant to the NYSE listing standards. The NYSE listing standards include objective tests that can disqualify a director from being treated as independent, as well as a subjective element, under which the Board must affirmatively determine that each independent director has no material relationship with the Company or management.
Independence Determinations
Our Board, through its Governance and Social Responsibility Committee, annually reviews and discusses information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management. For 2025, such review included all known material relationships with each director and all transactions since the start of 2022 between the Company and each director nominee, members of their immediate families and entities associated with them. Each of such relationships and transactions was considered in the context of the NYSE’s objective listing standards, including the amount of business done by us and the other entities and the gross revenue for each of the other entities, and the additional standards established for members of audit committees, and the SEC, U.S. Internal Revenue Service and NYSE standards for compensation committee members.
Under the standards described above and with input from the Governance and Social Responsibility Committee, the Board has determined that each current director, with the exception of Mr. Jorden, our Chairman, Chief Executive Officer and President, is independent. Further, the Board has determined that all members of the Audit, Compensation and Governance and Social Responsibility Committees are independent.
Before their retirement from the Board effective April 30, 2025, the Board had also determined that (i) Robert S. Boswell was independent, and (ii) Dan O. Dinges, our former Executive Chairman, was not independent, during the time each served on the Board.
Matters Considered
In making its recommendations to the Board, the Governance and Social Responsibility Committee specifically considered relationships that involved transactions between the Company and a company with which a director is affiliated, whether by virtue of serving as a director or an officer. Included in such review were transactions with entities at which of Mr. Boswell, Mr. Helmerich, Mr. Hernandez, Ms. Stewart and Ms. Vallejo serve or have served on boards of directors and with which we have done business in the last three fiscal years. In each instance, the Board, with the recommendation of the Governance and Social Responsibility Committee, determined that, because of the nature of the transactions, the applicable director’s service on the board of directors of the other entity, and the amount involved, no relationships exist that, in the opinion of the Board, would impair such director’s independence.
The Governance and Social Responsibility Committee also considered the following relationships where a director served as an officer of an entity with which we have done business in the last three years:
Mr. Boswell is the Chairman of the Board and Chief Executive Officer of Laramie Energy, LLC (“Laramie”). On January 11, 2022, Coterra Energy Operating Co., a subsidiary of the Company formerly known as Cimarex Energy Co., entered into a sub-lease of a portion of its office space in Denver, Colorado with Laramie. The Company no longer needs this office space. The sublease is for a term from March 1, 2022 through August 31, 2026, with rental payments to the Company of approximately $405,000 per year increasing to approximately $450,000 per year, payable monthly on a pro-rata basis. The Board reviewed this transaction with Laramie and concluded: (i) the transaction is proper and not material when compared to our and Laramie’s respective consolidated gross revenues and anticipated revenues for the relevant periods; (ii) the transaction occurred in the ordinary course of business, at market rates and on arms’ length terms; and (iii) Mr. Boswell’s relationship with Laramie does not interfere with his independent judgment as a director of Coterra.
Ms. Brock is the Co-Chief Executive Officer of Solaris Energy Infrastructure, Inc. (“Solaris Infrastructure”), a publicly-traded power generation, power distribution, and logistics equipment and services company, serving clients in the data center, energy, and other commercial and industrial sectors. In the last fiscal year, we paid a subsidiary of Solaris Infrastructure for distributed power solutions in the ordinary course of business. Our 2025 payments to Solaris Infrastructure for services provided by Solaris Infrastructure or its subsidiaries represented less than two percent of Solaris Infrastructure’s consolidated gross revenues for 2025. The Board reviewed these transactions and concluded: (i) the transactions are proper and not material when compared to both our total costs and Solaris Infrastructure’s gross revenues; (ii) the transactions occurred in the ordinary course of business and at arms’ length; and (iii) Ms. Brock’s relationship with Solaris Infrastructure does not interfere with her independent judgment as a director of Coterra.
Ms. Brock was formerly the Chief Executive Officer of Aris Water Solutions, Inc. (“Aris Water”), a publicly traded growth-oriented environmental infrastructure and solutions company that owns, operates and designs crucial water midstream assets across key unconventional U.S. basins, including the Permian Basin. Aris Water was acquired by Western Midstream Partners, LP (“Western”) on October 15, 2025. In each of the last three fiscal years, we paid a subsidiary of Aris Water for produced water disposal in the Permian Basin in the ordinary course of business. In 2024, we also entered into a joint design and development agreement with a subsidiary of Aris Water and three other exploration and production companies to form a consortium operated by Aris Water to study alternatives to conventional wastewater disposal in the Permian Basin. The Board reviewed these transactions and concluded: (i) the transactions are proper and not material when compared to both our total costs and Aris Water’s gross revenues; (ii) the transactions occurred in the ordinary course of business and at arms’ length; and (iii) Ms. Brock’s relationship with Aris Water does not interfere with her independent judgment as a director of Coterra.
Related Person Transactions
Policy on Related Person Transactions
Our Governance and Social Responsibility Committee reviews our disclosure of related-party transactions in connection with its annual review of director independence. Our legal department is primarily responsible for developing and implementing processes and controls to obtain information regarding our directors, executive officers, and significant stockholders with respect to related party transactions. Annually, each director and executive officer completes a detailed questionnaire specifying any business relationship that may give rise to a conflict of interest. In addition, our directors and executive officers are required to notify us of any potential related party transactions, including any such transactions involving their immediate family members. On a periodic basis, the legal department reviews all transactions involving payments between the Company and any company that has a Coterra executive officer or director as an officer or director. Annually, the legal department prepares a report summarizing any potentially reportable transactions for review by the Governance and Social Responsibility Committee. Based on the facts and circumstances of such transactions, the legal department advises whether we or a related party has a direct or indirect interest in these transactions. These procedures are documented through meeting agendas and minutes of our Governance and Social Responsibility Committee, in each case with the assistance of our legal department.
Related Person Transactions
Mr. Boswell is Chief Executive Officer and a director of Laramie. For the fiscal year ended December 31, 2025, we received in excess of $120,000 for lease payments from Laramie. See “Director Independence” above for additional information.

Ms. Brock is Co-Chief Executive Officer and a director of Solaris Infrastructure. For the fiscal year ended December 31, 2025, we incurred fees in excess of $120,000 for services provided by Solaris Infrastructure or its subsidiaries. See “Director Independence” above for additional information.
Ms. Brock was formerly Chief Executive Officer and a director of Aris Water. Aris Water was acquired by Western on October 15, 2025. For the fiscal year ended December 31, 2025, we incurred fees in excess of $120,000 for services provided by Aris Water or its subsidiaries. See “Director Independence” above for additional information.
The Company has an employee who is the brother of Blake A. Sirgo, Executive Vice President—Business Units. The employee does not report to Mr. Sirgo, and he does not control or contribute to the employee’s compensation. The employee’s aggregate compensation for the fiscal year ended December 31, 2025 exceeded $120,000 and is commensurate with other employees of the Company with his level of experience and position.
Since January 1, 2025, there have been no other transactions known to the Company that are required to be reported as related party transactions pursuant to the applicable disclosure rules of the SEC in which (i) the Company or any of its subsidiaries was a participant, (ii) the amount involved exceeded or will exceed $120,000, and (iii) any director, executive officer, a greater than five percent beneficial owner of the Company at the time of the applicable transaction, or any of their immediate family members, had a direct or indirect material interest.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Billed by Independent Registered Public Accounting Firm for Services in 2025 and 2024
Audit and Non-Audit Fees

Fee Type	2025	2024
Audit Fees (1)	$3,329,988	$2,448,000
Audit Related Fees (2)	$175,000	$360,000
Tax Fees (3)	$1,281,885	$1,092,846
All Other Fees (4)	$2,132	$2,132
_______________________________________________________________________
(1)Consists of fees associated with the audits of our consolidated financial statements and reviews of our quarterly condensed consolidated financial statements within such years, including the audit of the acquisitions of Avant and FME.
(2)For 2024, consists of fees associated with an updated gap assessment relative to the SEC’s final climate rules and registration statements filed with the SEC or issued in connection with securities offerings, including related consents and comfort letters. For 2025, consists of fees for registration statements filed with the SEC or issued in connection with securities offerings, including related consents and comfort letters
(3)Consists of federal and state tax compliance and tax planning advice.
(4)Consists of fees associated with a software license for a financial reporting disclosure checklist.
Audit Committee Pre-Approval Policies and Procedures
The responsibilities of the Audit Committee with respect to the selection, independence, qualifications, performance and compensation of the Company’s independent registered public accounting firm are set forth in the Audit Committee Charter, as amended from time to time by the Board and included on the Company’s website, www.coterra.com. All of the fees paid to PricewaterhouseCoopers for services rendered during 2025 and 2024 under the categories of Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees, as applicable, were pre-approved by the Audit Committee. No pre-approved requirements were waived under the de minimis exception.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
A.    INDEX
1.     Exhibits
The following instruments are included as exhibits to this report. The Company’s file number with the SEC is 1-10447.

Exhibit Number	Description
**31.1	302 Certification—Chairman, Chief Executive Officer and President.
**31.2	302 Certification—Executive Vice President and Chief Financial Officer.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________________________

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 24, 2026.

COTERRA ENERGY INC.
By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III Executive Vice President and Chief Financial Officer
______________________________________________________________________________________________________________________________