Form 10-Q
period 2026-03-31
Coterra Energy Inc.
filed 2026-05-06
CIK 858470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 759,358,254 shares of common stock, par value $0.10 per share, outstanding.

COTERRA ENERGY INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COTERRA ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(In millions, except per share amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$485	$114
Restricted cash	5	5
Accounts receivable, net	1,259	1,208
Income taxes receivable	57	201
Inventories	38	48
Other current assets	124	273
Total current assets	1,968	1,849
Properties and equipment, net (Successful efforts method)	22,179	22,058
Other assets	480	334
	$24,627	$24,241

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,316	$1,056
Current portion of long-term debt	250	250
Accrued liabilities	367	197
Interest payable	25	54
Total current liabilities	1,958	1,557
Long-term debt	3,263	3,568
Deferred income taxes	3,722	3,703
Asset retirement obligations	337	329
Other liabilities	233	238
Total liabilities	9,513	9,395

Commitments and contingencies (Note 8)

Redeemable preferred stock	8	8

Stockholders’ equity
Common stock:
Authorized — 1,800 shares of $0.10 par value in 2026 and 2025
Issued — 759 shares and 760 shares in 2026 and 2025, respectively	76	76
Additional paid-in capital	7,823	7,854
Retained earnings	7,193	6,894
Accumulated other comprehensive income	14	14
Total stockholders' equity	15,106	14,838
	$24,627	$24,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
OPERATING REVENUES
Oil	$1,043	$886
Natural gas	1,110	898
NGL	195	206
Loss on derivative instruments, net	(434)	(112)
Other	33	26
	1,947	1,904
OPERATING EXPENSES
Direct operations	291	216
Gathering, processing and transportation	267	282
Taxes other than income	101	96
Exploration	5	10
Depreciation, depletion and amortization	555	506
General and administrative	79	92
	1,298	1,202
Loss on sale of assets	(3)	—
INCOME FROM OPERATIONS	646	702
Interest expense	46	53
Interest income	(3)	(8)
Income before income taxes	603	657
Income tax expense	137	141
NET INCOME	$466	$516

Earnings per share
Basic	$0.61	$0.68
Diluted	$0.61	$0.68

Weighted-average common shares outstanding
Basic	759	756
Diluted	763	761
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$466	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	555	506
Deferred income tax expense	23	11
Loss on sale of assets	3	—
Loss on derivative instruments, net	434	112
Net cash paid on settlement of derivative instruments	(105)	(22)
Amortization of debt premium, debt discount and debt issuance costs, net	(5)	(3)
Stock-based compensation and other	20	15
Changes in assets and liabilities:
Accounts receivable, net	(51)	(4)
Income taxes	144	107
Inventories	10	(8)
Other current assets	(5)	10
Accounts payable and accrued liabilities	202	(73)
Interest payable	(29)	14
Other assets and liabilities	(16)	(37)
Net cash provided by operating activities	1,646	1,144

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for drilling, completion and other fixed asset additions	(655)	(472)
Capital expenditures for leasehold and property acquisitions	(15)	(37)
Cash consideration paid for business combinations, net of cash received	—	(3,219)
Other	(86)	—
Net cash used in investing activities	(756)	(3,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	169	1,000
Repayments of debt	(469)	(250)
Common stock repurchases	(35)	(24)
Dividends paid	(169)	(178)
Tax withholding on vesting of stock awards	(16)	(21)
Other	1	1
Net cash (used in) provided by financing activities	(519)	528

Net increase (decrease) in cash, cash equivalents and restricted cash	371	(2,056)
Cash, cash equivalents and restricted cash, beginning of period	119	2,277
Cash, cash equivalents and restricted cash, end of period	$490	$221
The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2025	760	$76	—	$—	$7,854	$14	$6,894	$14,838
Net income	—	—	—	—	—	—	466	466
Exercise of stock options	—	—	—	—	1	—	—	1
Common stock repurchases	—	—	1	(32)	—	—	—	(32)
Common stock retirements	(1)	—	(1)	32	(32)	—	—	—
Cash dividends on common stock at $0.22 per share	—	—	—	—	—	—	(167)	(167)
Balance at March 31, 2026	759	$76	—	$—	$7,823	$14	$7,193	$15,106

(In millions, except per share amounts)	Common Shares	Common Stock Par	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2024	735	$74	—	$—	$7,179	$12	$5,857	$13,122
Net income	—	—	—	—	—	—	516	516
Issuance of common stock for acquisition	28	2	—	—	783	—	—	785
Stock amortization and vesting	2	—	—	—	(9)	—	—	(9)
Common stock repurchases	—	—	1	(24)	—	—	—	(24)
Common stock retirements	(1)	—	(1)	24	(24)	—	—	—
Cash dividends on common stock at $0.22 per share	—	—	—	—	—	—	(170)	(170)
Other comprehensive income	—	—	—	—	—	4	—	4
Balance at March 31, 2025	764	$76	—	$—	$7,929	$16	$6,203	$14,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

COTERRA ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Financial Statement Presentation
During interim periods, Coterra Energy Inc. (the “Company”) follows the same accounting policies disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) filed with the SEC. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the Notes to the Consolidated Financial Statements and information presented in the Form 10-K. In management’s opinion, the accompanying interim condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results for any interim period are not necessarily indicative of the results that may be expected for the entire year.
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
2. Mergers and Acquisitions
Pending Merger
On February 1, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon Energy Corporation (“Devon”) to combine via an all-stock merger transaction (“Merger”). Devon is a leading oil and gas producer in the U.S. with a diversified multi-basin portfolio headlined by a world-class acreage position in the Delaware Basin. Under terms of the Merger Agreement, at closing Coterra stockholders will receive a fixed exchange ratio of 0.70 shares of Devon common stock for each share of Coterra common stock. Upon completion, Devon stockholders will own approximately 54 percent of the combined company and Coterra stockholders will own approximately 46 percent on a fully diluted basis. The respective Board of Directors of the Company and Devon unanimously approved the Merger. The Merger Agreement contains customary pre-closing covenants, including the obligation of each of Coterra and Devon to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking certain specified actions without the consent of the other party. Until closing, the Company must continue to operate as a stand-alone company.
On May 4, 2026, the stockholders of the Company and Devon approved the Merger, which is expected to close on May 7, 2026, subject to customary closing conditions.
Franklin Mountain Energy (“FME”) and Avant Acquisitions
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
Combined Unaudited Pro Forma Financial Information
The results of operations of the FME interests and Avant assets have been included in the Company’s condensed consolidated financial statements since the closing date of the acquisitions. The following supplemental pro forma financial information for the three months ended March 31, 2025 has been prepared to give effect to the acquisitions of the FME interests and Avant assets as if they had occurred on January 1, 2025. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The pro forma results of operations do not include any cost savings or other synergies that may have resulted from the acquisitions or any estimated costs that may have been incurred by the Company to integrate the FME Interests and Avant assets.
The pro forma financial information is not necessarily indicative of the results that might have occurred had the transactions actually taken place on January 1, 2025 and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma financial information because of normal production declines, changes in commodity prices, future acquisitions and divestitures, future development and exploration activities and other factors.
The following table represents the pro forma effect on the Company of the FME and Avant acquisitions as if they had occurred on January 1, 2025:

(In millions)	Three Months Ended March 31, 2025
Pro forma revenue	$1,996
Pro forma net income	$547
3. Properties and Equipment, Net
Properties and equipment, net are comprised of the following:

(In millions)	March 31, 2026	December 31, 2025
Proved oil and gas properties	$27,842	$27,058
Unproved oil and gas properties	4,683	4,834
Gathering and pipeline systems	1,092	1,065
Land, buildings and other equipment	280	270
	33,897	33,227
Accumulated DD&A	(11,718)	(11,169)
	$22,179	$22,058
Capitalized Exploratory Well Costs
As of and for the three months ended March 31, 2026, the Company did not have any projects with exploratory well costs capitalized for a period of greater than one year after drilling.

4. Long-Term Debt and Credit Agreements
The following table includes a summary of the Company’s long-term debt:

(In millions)	March 31, 2026	December 31, 2025
Private placement senior notes:
3.77% senior notes due September 18, 2026	$250	$250
Senior notes:
3.90% senior notes due May 15, 2027	750	750
4.375% senior notes due March 15, 2029	500	500
5.60% senior notes due March 15, 2034	500	500
5.40% senior notes due February 15, 2035	750	750
5.90% senior notes due February 15, 2055	750	750
Term loan:
Tranche B term loan due January 17, 2028	—	300
	3,500	3,800
Unamortized debt premium	41	47
Unamortized debt discount	(9)	(9)
Unamortized debt issuance costs	(19)	(20)
Total debt, net	3,513	3,818
Less: current portion of long-term debt	250	250
Long-term debt	$3,263	$3,568

As of March 31, 2026, the Company was in compliance with all financial covenants for its revolving credit agreement and 3.77% private placement senior notes.
Revolving Credit Agreement
During the three months ended March 31, 2026, the Company borrowed and repaid $169 million under its revolving credit agreement. The Company’s weighted-average interest rate for borrowings under the revolving credit agreement for the three months ended March 31, 2026 was 7.0 percent. There were no borrowings under the revolving credit agreement during the three months ended March 31, 2025.
As of March 31, 2026, the Company had no borrowings outstanding under its revolving credit agreement and unused commitments of $2.0 billion.
Term Loan
In December 2024, the Company entered into a delayed draw term loan credit agreement with Toronto Dominion (Texas), LLC, as administrative agent, and certain other lenders and issuing banks (the “Term Loan”), which consisted of a $500 million Tranche A Term Loan and a $500 million Tranche B Term Loan. In January 2025, the Company borrowed $500 million under the Tranche A Term Loan to partially fund the acquisition of the FME interests and $500 million under the Tranche B Term Loan to partially fund the acquisition of the Avant assets. During 2025, the Company repaid the full $500 million Tranche A Term Loan and $200 million of the Tranche B Term Loan. In February 2026, the Company repaid the remaining $300 million of the Tranche B Term Loan.
During the three months ended March 31, 2026 and 2025, the weighted-average effective interest rate on the Company’s Term Loan was approximately 5.2 percent and 6.0 percent, respectively.

5. Derivative Instruments
As of March 31, 2026, the Company had the following outstanding financial commodity derivatives:

	2026			2027
Oil	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars
Volume (MBbl)	7,462	7,544	8,004	3,600	2,730	2,760	2,760
Weighted average floor ($/Bbl)	$56.46	$56.10	$56.38	$56.25	$60.00	$60.00	$60.00
Weighted average ceiling ($/Bbl)	$72.60	$72.18	$73.99	$80.63	$86.23	$84.20	$82.50

WTI-NYMEX oil swaps
Volume (MBbl)	910	920	920	—	—	—	—
Weighted average price ($/Bbl)	$66.14	$66.14	$66.14	$—	$—	$—	$—

WTI Midland oil basis swaps
Volume (MBbl)	7,280	7,360	8,004	3,600	2,730	2,760	2,760
Weighted average differential ($/Bbl)	$0.96	$0.95	$0.96	$1.00	$1.05	$1.05	$1.05

	2026			2027
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars
Volume (MMBtu)	81,900,000	82,800,000	82,800,000	34,200,000	34,580,000	34,960,000	34,960,000
Weighted average floor ($/MMBtu)	$3.39	$3.39	$3.39	$3.08	$3.08	$3.08	$3.08
Weighted average ceiling ($/MMBtu)	$5.61	$5.61	$5.61	$5.65	$5.65	$5.65	$5.65

Transco Leidy gas basis swaps
Volume (MMBtu)	22,750,000	23,000,000	23,000,000	2,025,000	2,047,500	2,070,000	2,070,000
Weighted average differential ($/MMBtu)	$(0.78)	$(0.78)	$(0.78)	$(0.65)	$(0.65)	$(0.65)	$(0.65)

Transco Zone 6 Non-NY gas basis swaps
Volume (MMBtu)	22,750,000	23,000,000	23,000,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average differential ($/MMBtu)	$(0.16)	$(0.16)	$(0.16)	$0.35	$0.35	$0.35	$0.35

Waha gas basis swaps
Volume (MMBtu)	18,200,000	18,400,000	18,400,000	9,450,000	9,555,000	9,660,000	9,660,000
Weighted average differential ($/MMBtu)	$(1.92)	$(1.92)	$(1.92)	$(1.30)	$(1.30)	$(1.30)	$(1.30)

In April 2026, the Company entered into the following financial commodity derivatives:

	2027
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Transco Leidy gas basis swaps
Volume (MMBtu)	2,250,000	2,275,000	2,300,000	2,300,000
Weighted average differential ($/MMBtu)	$(0.65)	$(0.65)	$(0.65)	$(0.65)

Waha gas basis swaps
Volume (MMBtu)	2,250,000	2,275,000	2,300,000	2,300,000
Weighted average differential ($/MMBtu)	$(1.29)	$(1.29)	$(1.29)	$(1.29)
Effect of Derivative Instruments on the Condensed Consolidated Balance Sheet

		Fair Values of Derivative Instruments
		Derivative Assets		Derivative Liabilities
(In millions)	Balance Sheet Location	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Commodity contracts	Other current assets	$81	$235	$—	$—
Commodity contracts	Accrued liabilities	—	—	239	2
Commodity contracts	Other assets	65	3	—	—
Commodity contracts	Other liabilities	—	—	—	—
		$146	$238	$239	$2
Offsetting of Derivative Assets and Liabilities in the Condensed Consolidated Balance Sheet

(In millions)	March 31, 2026	December 31, 2025
Derivative assets
Gross amounts of recognized assets	$294	$242
Gross amounts offset in the condensed consolidated balance sheet	(148)	(4)
Net amounts of assets presented in the condensed consolidated balance sheet	146	238
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	—	15
Net amount	$146	$253

Derivative liabilities
Gross amounts of recognized liabilities	$387	$6
Gross amounts offset in the condensed consolidated balance sheet	(148)	(4)
Net amounts of liabilities presented in the condensed consolidated balance sheet	239	2
Gross amounts of financial instruments not offset in the condensed consolidated balance sheet	56	—
Net amount	$295	$2

Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Three Months Ended March 31,
(In millions)	2026	2025
Cash paid on settlement of derivative instruments
Oil contracts	$(52)	$(5)
Gas contracts	(53)	(17)
Non-cash gain (loss) on derivative instruments
Oil contracts	(410)	5
Gas contracts	81	(95)
	$(434)	$(112)
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
Financial Assets and Liabilities
The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2026
Assets
Deferred compensation plan	$21	$—	$—	$21
Derivative instruments	—	—	294	294
	$21	$—	$294	$315
Liabilities
Deferred compensation plan	$21	$—	$—	$21
Derivative instruments	—	40	347	387
	$21	$40	$347	$408

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Assets
Deferred compensation plan	$21	$—	$—	$21
Derivative instruments	—	32	210	242
	$21	$32	$210	$263
Liabilities
Deferred compensation plan	$21	$—	$—	$21
Derivative instruments	—	—	6	6
	$21	$—	$6	$27
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
The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31,
(In millions)	2026	2025
Balance at beginning of period	$204	$(9)
Total gain (loss) included in earnings	(357)	(112)
Settlement (gain) loss	100	19
Balance at end of period	$(53)	$(102)

Change in unrealized gains (losses) relating to assets and liabilities still held at the end of the period	$156	$(93)
Non-Financial Assets and Liabilities
The Company discloses or recognizes its non-financial assets and liabilities, such as impairments of oil and gas properties or acquisitions, at fair value on a nonrecurring basis. As none of the Company’s other non-financial assets and liabilities were measured at fair value as of March 31, 2026, additional disclosures were not required.
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

The carrying amount and estimated fair value of debt are as follows:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$3,513	$3,475	$3,818	$3,798
Current maturities	(250)	(249)	(250)	(249)
Long-term debt, excluding current maturities	$3,263	$3,226	$3,568	$3,549
7. Asset Retirement Obligations
Activity related to the Company’s asset retirement obligations is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Balance at beginning of period	$343	$302
Liabilities incurred	4	3
Liabilities assumed in acquisitions	—	19
Accretion expense	3	3
Balance at end of period	350	327
Less: current asset retirement obligations	(13)	(13)
Noncurrent asset retirement obligations	$337	$314
8. Commitments and Contingencies
Contractual Obligations
The Company has various contractual obligations in the normal course of its operations. There have been no material changes to the Company’s contractual obligations described under “Gathering, Processing and Transportation Agreements,” “Power Purchase Commitments” and “Lease Commitments” as disclosed in Note 8 of the Notes to Consolidated Financial Statements in the Form 10-K.
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

9. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues from contracts with customers disaggregated by product:

	Three Months Ended March 31,
(In millions)	2026	2025
Oil	$1,043	$886
Natural gas	1,110	898
NGL	195	206
Other	33	26
	$2,381	$2,016
All of the Company’s revenues from contracts with customers represent products transferred at a point in time as control is transferred to the customer and generated in the U.S.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2026, the Company had $5.4 billion of unsatisfied performance obligations related to natural gas sales that have a fixed pricing component and a contract term greater than one year. The Company expects to recognize these obligations ratably over the next 13 years.
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $1.0 billion and $968 million as of March 31, 2026 and December 31, 2025, respectively, and are reported in accounts receivable, net in the Condensed Consolidated Balance Sheet. As of March 31, 2026, the Company had no assets or liabilities related to its revenue contracts, including no upfront payments or rights to deficiency payments.
10. Capital Stock
Issuance of Common Stock
Upon the closing of the FME acquisition in January 2025, the Company issued 28,190,682 shares of its common stock to the sellers of the FME interests. The shares were valued at $785 million based on the closing price of the stock on the date of issuance.
Dividends
The following table summarizes the dividends the Company has paid on its common stock during the three months ended March 31, 2026 and 2025:

	Rate Per Share	Total Dividends Paid (In millions)
2026
First quarter	$0.22	$167
	$0.22	$167
2025
First quarter	$0.22	$170
	$0.22	$170

Treasury Stock
During the three months ended March 31, 2026 and 2025, the Company repurchased and retired 1 million shares for $32 million and 1 million shares for $24 million, respectively. As of March 31, 2026, the Company had $1.0 billion remaining under its current share repurchase program.

11. Stock-Based Compensation
General
Stock-based compensation expense of awards issued under the Company’s incentive plans, and the income tax benefit of awards vested and exercised, are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Restricted stock units - employees and non-employee directors	$13	$11
Performance share awards	6	5
Total stock-based compensation expense	$19	$16
Income tax benefit	$9	$14
Refer to Note 13 of the Notes to the Consolidated Financial Statements in the Form 10-K for further description of the various types of stock-based compensation awards and the applicable award terms.
Restricted Stock Units - Employees
During the three months ended March 31, 2026, the Company granted 521,317 restricted stock units to employees of the Company with a weighted average grant date value of $30.50 per unit. The fair value of restricted stock unit grants is based on the closing stock price on the grant date. Restricted stock units generally vest at the end of a three-year service period or five-year service period. The Company assumed a zero to five percent annual forfeiture rate for purposes of recognizing stock-based compensation expense for awards granted in 2026 based on the Company’s actual forfeiture history and expectations for this type of award.
During the three months ended March 31, 2026, 662,551 restricted stock units granted in 2023 vested. The weighted average grant date value was $23.22 per unit.
Performance Share Awards
Total Shareholder Return (“TSR”) Performance Share Awards. During the three months ended March 31, 2026, the Company granted 548,644 TSR Performance Share Awards, which are earned or not earned, based on the comparative performance of the Company’s common stock measured against a predetermined group of companies in the Company’s peer group and certain industry-related indices over a three-year performance period, which commenced on February 1, 2026 and ends on January 31, 2029.
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
The following assumptions were used to determine the grant date fair value of the equity component and the period-end fair value of the liability component of the TSR Performance Share Awards:

	Grant Date
	February 23, 2026	March 31, 2026
Fair value per performance share award	$21.68	$9.72 - $14.68
Assumptions:
Stock price volatility	27.1%	27.1% - 29.0%
Risk-free rate of return	3.42%	3.66% - 3.77%

The stock price volatility was calculated using historical closing stock price data for the Company for the period associated with the expected term through the grant date of each award. The risk-free rate of return percentages are based on the continuously compounded equivalent of the U.S. Treasury within the expected term as measured on the grant date.
In January 2026, the performance period ended for the TSR Performance Share Awards that were granted in 2023, and 557,472 shares with a grant date fair value of $10 million vested based on the Company’s ranking relative to a predetermined peer group. Cash payments associated with these awards of approximately $2 million were also made in February 2026. The calculation of the award payout was certified by the Compensation Committee of the Board of Directors on February 5, 2026.
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
The following is a calculation of basic and diluted net earnings per share under the two-class method:

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Income (Numerator)
Net income	$466	$516
Less: dividends attributable to participating securities	—	—
Net income available to common stockholders	$466	$516

Shares (Denominator)
Weighted average shares - Basic	759	756
Dilution effect of stock awards at end of period	4	5
Weighted average shares - Diluted	763	761

Earnings per share
Basic	$0.61	$0.68
Diluted	$0.61	$0.68
The following is a calculation of weighted-average shares excluded from diluted EPS due to the anti-dilutive effect:

	Three Months Ended March 31,
(In millions)	2026	2025
Weighted-average stock awards excluded from diluted EPS due to the anti-dilutive effect calculated using the treasury stock method	—	—

13. Additional Balance Sheet Information
Certain balance sheet amounts are comprised of the following:

(In millions)	March 31, 2026	December 31, 2025
Accounts receivable, net
Trade accounts	$1,003	$968
Joint interest accounts	247	214
Other accounts	12	29
	1,262	1,211
Allowance for credit losses	(3)	(3)
	$1,259	$1,208
Inventories
Tubular goods and well equipment	$33	$43
Commodity inventory	5	5
	$38	$48
Other current assets
Prepaid balances	$9	$10
Derivative instruments	81	235
Other accounts	34	28
	$124	$273
Other assets
Deferred compensation plan	$21	$21
Debt issuance costs	8	8
Operating lease right-of-use assets	166	182
Derivative instruments	65	3
Other accounts	220	120
	$480	$334
Accounts payable
Trade accounts	$204	$90
Royalty and other owners	564	479
Accrued gathering, processing and transportation	99	101
Accrued capital costs	207	207
Taxes other than income	84	70
Accrued lease operating costs	79	86
Other accounts	79	23
	$1,316	$1,056
Accrued liabilities
Employee benefits	$47	$82
Taxes other than income	18	34
Derivative instruments	239	2
Operating lease liabilities	57	68
Other accounts	6	11
	$367	$197

(In millions)	March 31, 2026	December 31, 2025

Other liabilities
Deferred compensation plan	$21	$21
Postretirement benefits	9	10
Operating lease liabilities	115	120
Other accounts	88	87
	$233	$238
14. Interest Expense
Interest expense is comprised of the following:

	Three Months Ended March 31,
(In millions)	2026	2025
Interest Expense
Interest expense	$46	$55
Debt (premium) discount amortization, net	(6)	(5)
Debt issuance cost amortization	1	2
Other	5	1
	$46	$53
15. Supplemental Cash Flow Information

	Three Months Ended March 31,
(In millions)	2026	2025
Non-cash activity
Issuance of common stock for FME interests	$—	$785
Retirement of treasury shares	$32	$24

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following review of operations of Coterra Energy Inc. (“Coterra,” the “Company,” “our,” “we” and “us”) for the three month periods ended March 31, 2026 and 2025 should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 27, 2026 (our “Form 10-K”).
For the abbreviations and definitions of certain terms commonly used in the oil and gas industry, please see the “Glossary of Certain Oil and Gas Terms” included within our Form 10-K.
OVERVIEW
Pending Merger
On February 1, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Devon Energy Corporation (“Devon”) to combine via an all-stock merger transaction (“Merger”). Devon is a leading oil and gas producer in the U.S. with a diversified multi-basin portfolio headlined by a world-class acreage position in the Delaware Basin. Under terms of the Merger Agreement, at closing our stockholders will receive a fixed exchange ratio of 0.70 shares of Devon common stock for each share of our common stock. Upon completion, Devon stockholders will own approximately 54 percent of the combined company and our stockholders will own approximately 46 percent on a fully diluted basis. The respective Board of Directors of Coterra and Devon unanimously approved the Merger. The Merger Agreement contains customary pre-closing covenants, including the obligation of each of Coterra and Devon to conduct their respective businesses in the ordinary course consistent with past practice and to refrain from taking certain specified actions without the consent of the other party. Until closing, we must continue to operate as a stand-alone company.
On May 4, 2026, our stockholders and Devon stockholders approved the Merger, which is expected to close on May 7, 2026, subject to customary closing conditions.
Financial and Operating Overview
Financial and operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 reflect the following:
•Net income decreased $50 million from $516 million, or $0.68 per share, in 2025 to $466 million, or $0.61 per share, in 2026.
•Net cash provided by operating activities increased $502 million, from $1.1 billion in 2025 to $1.6 billion in 2026.
•Equivalent production increased 2.2 MMBoe from 67.2 MMBoe, or 746.8 MBoe per day, in 2025 to 69.4 MMBoe, or 771.0 MBoe per day, in 2026.
◦Oil production increased 2.0 MMBbl from 12.7 MMBbl, or 141.2 MBbl per day, in 2025 to 14.7 MMBbl, or 163.7 MBbl per day, in 2026.
◦Natural gas production decreased 16.0 Bcf from 273.9 Bcf, or 3,043.8 MMcf per day, in 2025 to 257.9 Bcf, or 2,866.0 MMcf per day, in 2026.
◦NGL volumes increased 2.9 MMBbl from 8.8 MMBbl, or 98.3 MBbl per day, in 2025 to 11.7 MMBbl, or 129.7 MBbl per day, in 2026.
•Average realized prices (including impact of derivatives):
◦Oil was $67.28 per Bbl in 2026, 3 percent lower than the $69.30 per Bbl realized in 2025.
◦Natural gas was $4.10 per Mcf in 2026, 28 percent higher than the $3.21 per Mcf realized in 2025.
◦NGL price was $16.70 per Bbl in 2026, 28 percent lower than the $23.23 per Bbl realized in 2025.
•Total capital expenditures for drilling, completion and other fixed assets were $655 million in 2026 compared to $552 million in the corresponding period of the prior year.

Other financial highlights for the three months ended March 31, 2026 include the following:
•Announced our quarterly dividend of $0.22 per share in February 2026.
•Repaid the remaining $300 million outstanding under the Term Loan.
•Repurchased and retired 1 million shares of our common stock for $32 million.
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
While oil prices declined overall in 2025, spot and future prices have surged in 2026 due to acute geopolitical disruption. Forecasts for growing global oil demand follow a modest trend based upon economic conditions and are subject to volatile market conditions, including ongoing shifts in U.S. and international trade policy, as well as geopolitical risk and uncertainty. These geopolitical risks and uncertainties include, among other items, the U.S.-Iran conflict that began in late February 2026 and the impacts thereof on traffic through the Strait of Hormuz and Persian Gulf producers. While spot and future prices have traded with increased volatility since the outbreak of the conflict, the longer-term impacts of these changes remain to be seen, including the effects on domestic U.S. oil production and capital expenditure for the same.
Natural gas prices rose overall in 2025 and are forecasted to strengthen further into 2026, driven by shifting weather models and expected growing LNG exports. Additionally, increasing power generation opportunities for natural gas, both from demands for electric grids fueled by natural gas-power generation and off-grid demand related to datacenter growth, is anticipated to buoy natural gas prices. Basis differentials have continued to persist in the U.S., with prices at the Waha Hub in the Permian Basin reaching negative spot pricing throughout early 2026 due to oversupply and maintenance, however we expect that additional pipeline capacity coming online beginning in late 2026 will alleviate the spread on Waha basis differentials for natural gas. We continue to expect natural gas prices overall to be stronger in 2026 compared to 2025.
Although the current outlook on oil and natural gas prices is generally favorable, and our operations have not been significantly impacted in the short-term, in the event further disruptions occur or the current market volatility and U.S. and international economic policy uncertainty continues for an extended period of time, our operations could be adversely impacted, commodity prices could decline and our costs may increase. We expect commodity price volatility to continue, including as a result of U.S. and international economic policy (such as tariffs or retaliatory tariffs), actions of OPEC+ (including the ability of OPEC+ to successfully coordinate production quotas and the exit of members from OPEC+) and potentially swift near- and medium-term fluctuations in supply and demand, such as potential changes to drilling and capital programs in the short term by U.S. producers. While we are unable to predict future commodity prices, at current oil, natural gas and NGL price levels, we do not believe that an impairment of our oil and gas properties is reasonably likely to occur in the near future. However, in the event that commodity prices significantly decline or costs significantly increase from current levels, our management would evaluate the recoverability of the carrying value of our oil and gas properties.
For information about the impact of realized commodity prices on our revenues, refer to “Results of Operations” below.
Outlook
Our first quarter 2026 total production volumes exceeded our internal expectations. During the quarter, Winter Storm Fern adversely impacted operations, resulting in curtailed oil production of approximately 3.0 MBbl per day and 6.5 MBoe per day. Consistent with our internal expectations, 2026 capital expenditures are expected to be weighted to the first half of 2026.
We are reiterating the full-year 2026 guidance ranges previously announced in February. These guidance ranges reflect Coterra on a standalone basis, including with respect to capital expenditures, production and operating expense, and do not give effect to the planned merger with Devon.
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
Our working capital is substantially influenced by the variables discussed above and fluctuates based on the timing and amount of borrowings and repayments under our revolving credit agreement, borrowings and repayments of debt, the timing of cash collections and payments on our trade accounts receivable and payable, respectively, payment of dividends, repurchases of our securities and changes in the fair value of our commodity derivative activity. From time-to-time, our working capital will reflect a deficit, while at other times it will reflect a surplus. This fluctuation is not unusual. As of March 31, 2026, our working capital surplus of $10 million was lower than at December 31, 2025, primarily due to higher accounts payable and accrued liabilities, partially offset by higher cash and cash equivalents. As of December 31, 2025, we had a working capital surplus of $292 million. We believe we have adequate liquidity and availability under our revolving credit agreement as outlined above to meet our working capital requirements and debt repayments over the next 12 months.
As of March 31, 2026, we had unrestricted cash on hand of $485 million and unused commitments of $2.0 billion under our revolving credit agreement.
Our revolving credit agreement includes a covenant potentially limiting our borrowing capacity as determined by our leverage ratio. As of March 31, 2026, we were in compliance with all financial covenants applicable to our revolving credit agreement and private placement senior notes. Refer to Note 4 of the Notes to the Condensed Consolidated Financial Statements in this report and Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K for further details.
Cash Flows
Our cash flows from operating activities, investing activities and financing activities were as follows:

	Three Months Ended March 31,		Variance
(In millions)	2026	2025	Amount	Percent
Cash flows provided by operating activities	$1,646	$1,144	$502	44%
Cash flows used in investing activities	(756)	(3,728)	2,972	(80)%
Cash flows (used in) provided by financing activities	(519)	528	(1,047)	(198)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$371	$(2,056)	$2,427	(118)%
Operating Activities. Operating cash flow fluctuations are substantially driven by changes in commodity prices, production volumes and operating expenses. As discussed above, commodity prices have historically been volatile. Fluctuations in cash flow may result in an increase or decrease in our planned capital expenditures.
Net cash provided by operating activities for the three months ended March 31, 2026 increased by $502 million compared to the same period in 2025. This increase was primarily due to higher oil and natural gas revenues driven by higher oil and natural gas prices and higher oil production. These increases were partially offset by an increase in operating costs during the first three months of 2026 compared to 2025.
Refer to “Results of Operations” below for additional information relative to commodity prices, production and operating expense fluctuations. We are unable to predict future commodity prices and, as a result, cannot provide any assurance about future levels of net cash provided by operating activities.

Investing Activities. Cash flows used in investing activities decreased by $3.0 billion for the three months ended March 31, 2026 compared to the same period in 2025. This decrease was primarily due to $3.2 billion of net cash consideration paid for the FME and Avant acquisitions that closed in January 2025, partially offset by $161 million higher cash paid for capital expenditures in 2026 compared to 2025.
Financing Activities. Cash flows used in financing activities increased by $1.0 billion for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to lower proceeds from debt issuances and higher repayments of debt. In 2025, we received $1.0 billion proceeds under our term loans to fund the FME and Avant acquisitions that closed in January 2025, compared to $169 million of proceeds from our revolving credit facility in 2026. Additionally, we repaid the remaining $300 million balance under the term loan and $169 million of borrowings under our revolving credit facility in 2026 compared to the repayment of $250 million of debt in 2025.
Capitalization
Information about our capitalization is as follows:

(Dollars in millions)	March 31, 2026	December 31, 2025
Total debt (1)	$3,513	$3,818
Stockholders’ equity	15,106	14,838
Total capitalization	$18,619	$18,656
Debt to total capitalization	19%	20%
Cash and cash equivalents	$485	$114
________________________________________________________
(1) There were no borrowings outstanding under our revolving credit agreement as of March 31, 2026 and December 31, 2025.
Share repurchases. During the three months ended March 31, 2026, we repurchased and retired 1 million shares of our common stock for $32 million. We repurchased and retired 1 million shares of our common stock for $24 million during the three months ended March 31, 2025.
As of March 31, 2026, we had $1.0 billion remaining under our current share repurchase program.
Dividends. In February 2026, our Board of Directors approved a quarterly dividend of $0.22 per share.
The following table summarizes our dividends on our common stock for the three months ended March 31, 2026 and 2025:

	Rate Per Share	Total Dividends (In millions)
2026
First quarter	$0.22	$167
	$0.22	$167
2025
First quarter	$0.22	$170
	$0.22	$170
Capital and Exploration Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash flow provided by operating activities, and, if required, borrowings under our revolving credit agreement. We budget these expenditures based on our projected cash flows for the year.

The following table presents major components of our capital and exploration expenditures:

	Three Months Ended March 31,
(In millions)	2026	2025
Acquisitions
Proved oil and gas properties	$—	$2,510
Unproved oil and gas properties	—	1,253
Gathering and pipeline systems	—	333
	$—	$4,096

Capital expenditures:
Drilling and facilities	$613	$512
Pipeline and gathering	30	29
Other	12	11
Capital expenditures for drilling, completion and other fixed asset additions	655	552
Capital expenditures for leasehold and property acquisitions	15	37
Exploration expenditures (1)	5	10
	$675	$599
________________________________________________________
(1)There were no exploratory dry hole costs for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026, our capital program focused on the Permian Basin, Marcellus Shale and Anadarko Basin, where we drilled 47.6 net wells and turned-in-line 51.4 net wells.
Contractual Obligations
We have various contractual obligations in the normal course of our operations. There have been no material changes to our contractual obligations described under “Gathering, Processing and Transportation Agreements,” “Power Purchase Commitments” and “Lease Commitments” as disclosed in Note 8 of the Notes to the Consolidated Financial Statements and the obligations described under “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K.
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
RESULTS OF OPERATIONS
First Three Months of 2026 and 2025 Compared
Operating Revenues

	Three Months Ended March 31,		Variance
(In millions)	2026	2025	Amount	Percent
Oil	$1,043	$886	$157	18%
Natural gas	1,110	898	212	24%
NGL	195	206	(11)	(5)%
Loss on derivative instruments, net	(434)	(112)	(322)	288%
Other	33	26	7	27%
	$1,947	$1,904	$43	2%

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

	Three Months Ended March 31,		Variance
	2026	2025	Amount	Percent
Production Volumes
Oil (MMBbl)	14.7	12.7	2.0	16%
Natural gas (Bcf)	257.9	273.9	(16.0)	(6)%
NGL (MMBbl)	11.7	8.8	2.9	32%
Equivalents (MMBoe)	69.4	67.2	2.2	3%

Average Daily Production Volumes
Oil (MBbl)	163.7	141.2	22.5	16%
Natural gas (MMcf)	2,866.0	3,043.8	(177.8)	(6)%
NGL (MBbl)	129.7	98.3	31.4	32%
Equivalents (MBoe)	771.0	746.8	24.2	3%

Average Sales Price
Excluding Derivative Settlements
Oil ($/Bbl)	$70.79	$69.73	$1.06	2%
Natural gas ($/Mcf)	$4.30	$3.28	$1.02	31%
NGL ($/Bbl)	$16.70	$23.23	$(6.53)	(28)%
Including Derivative Settlements
Oil ($/Bbl)	$67.28	$69.30	$(2.02)	(3)%
Natural gas ($/Mcf)	$4.10	$3.21	$0.89	28%
NGL ($/Bbl)	$16.70	$23.23	$(6.53)	(28)%

Oil Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2026	2025	Amount	Percent
Volume (MMBbl)	14.7	12.7	2.0	16%	$141
Price ($/Bbl)	$70.79	$69.73	$1.06	2%	16
					$157
Oil revenues increased $157 million primarily due to higher production in the Permian Basin and slightly higher oil prices.

Natural Gas Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2026	2025	Amount	Percent
Volume (Bcf)	257.9	273.9	(16.0)	(6)%	$(52)
Price ($/Mcf)	$4.30	$3.28	$1.02	31%	264
					$212
Natural gas revenues increased $212 million primarily due to higher natural gas prices and higher production in the Permian and Anadarko Basins, partially offset by lower production in the Marcellus Shale.
NGL Revenues

	Three Months Ended March 31,		Variance		Increase (Decrease) (In millions)
	2026	2025	Amount	Percent
Volume (MMBbl)	11.7	8.8	2.9	32%	$66
Price ($/Bbl)	$16.70	$23.23	$(6.53)	(28)%	(77)
					$(11)
NGL revenues decreased $11 million primarily due to lower NGL prices partially offset by higher volumes in the Permian and Anadarko Basins.
Loss on Derivative Instruments, Net
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
The following table presents the components of “Loss on derivative instruments, net” for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Cash paid on settlement of derivative instruments
Oil contracts	$(52)	$(5)
Gas contracts	(53)	(17)
Non-cash gain (loss) on derivative instruments
Oil contracts	(410)	5
Gas contracts	81	(95)
	$(434)	$(112)
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

The table below reflects our operating costs and expenses for the periods indicated, and a discussion of the operating costs and expenses follows:

	Three Months Ended March 31,		Variance		Per Boe
(In millions, except per Boe)	2026	2025	Amount	Percent	2026	2025
Operating Expenses
Direct operations	$291	$216	$75	35%	$4.19	$3.21
Gathering, processing and transportation	267	282	(15)	(5)%	3.84	4.20
Taxes other than income	101	96	5	5%	1.46	1.43
Exploration	5	10	(5)	(50)%	0.07	0.15
Depreciation, depletion and amortization	555	506	49	10%	8.00	7.53
General and administrative	79	92	(13)	(14)%	1.14	1.37
	$1,298	$1,202	$96	8%	$18.70	$17.89
Direct Operations
Direct operations generally consist of costs for labor, equipment, maintenance, saltwater disposal, compression, power, treating and miscellaneous other costs (collectively, “lease operating expense”). Direct operations also include well workover activity necessary to maintain production from existing wells.
Direct operations expense consisted of lease operating expense and workover expense as follows:

	Three Months Ended March 31,			Per Boe
(In millions, except per Boe)	2026	2025	Variance	2026	2025
Direct Operations
Lease operating expense	$235	$189	$46	$3.38	$2.81
Workover expense	56	27	29	0.81	0.40
	$291	$216	$75	$4.19	$3.21
Lease operating expense increased primarily due to higher production levels and higher costs in the Permian Basin driven in part by the FME and Avant acquisitions, which have higher lifting costs than our legacy wells.
Workover expense increased by $29 million primarily due to higher expense related to the FME and Avant acquisitions and higher workover activity in the Permian Basin.
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
Gathering, processing and transportation costs decreased $15 million primarily due to lower production in the Marcellus Shale.
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

The following table presents taxes other than income for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Taxes Other than Income
Production	$83	$79	$4
Drilling impact fees	6	5	1
Ad valorem	12	12	—
	$101	$96	$5
Production taxes as percentage of revenue (Permian and Anadarko Basins)	6.3%	6.3%
Taxes other than income increased $5 million primarily due to an increase in our production taxes as a result of higher production due to the FME and Avant acquisitions in the Permian Basin that closed in January 2025 and higher production from our legacy properties in the Permian and Anadarko Basins.
Depreciation, Depletion and Amortization (“DD&A”)
DD&A expense consisted of the following for the periods indicated:

	Three Months Ended March 31,			Per BOE
(In millions, except per BOE)	2026	2025	Variance	2026	2025
DD&A Expense
Depletion	$520	$467	$53	$7.49	$6.95
Depreciation	21	23	(2)	0.31	0.35
Amortization of unproved properties	11	13	(2)	0.16	0.19
Accretion of ARO	3	3	—	0.04	0.04
	$555	$506	$49	$8.00	$7.53
Depletion of our producing properties is computed on a field basis using the units-of-production method under the successful efforts method of accounting. The economic life of each producing property depends upon the estimated proved reserves for that property, which in turn depend upon the assumed realized sales price for future production. Therefore, fluctuations in oil and natural gas prices will impact the level of proved developed and proved reserves used in the calculation. Higher prices generally have the effect of increasing reserves, which reduces depletion expense. Conversely, lower prices generally have the effect of decreasing reserves, which increases depletion expense. The cost of replacing production also impacts our depletion expense. In addition, changes in estimates of reserve quantities, estimates of operating and future development costs, reclassifications of properties from unproved to proved and impairments of oil and gas properties will impact depletion expense. Our depletion expense increased $53 million primarily due to a higher depletion rate and an increase in production. Our depletion rate increased primarily due to a shift in our production mix to fields with higher depletion rates and changes in our year-end reserves estimates.
Fixed assets consist primarily of gas gathering facilities, water infrastructure, buildings, vehicles, aircraft, furniture and fixtures and computer equipment and software. These items are recorded at cost and are depreciated on the straight-line method based on expected lives of the individual assets, which range from three to 30 years. Also included in our depreciation expense is the depreciation of the right-of-use asset associated with our finance lease gathering system, which ended in 2025.
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

The table below reflects our G&A expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
G&A Expense
General and administrative expense	$60	$76	$(16)
Stock-based compensation expense	19	16	3
	$79	$92	$(13)
G&A expense, excluding stock-based compensation expense, decreased $16 million primarily due to acquisition and transition costs associated with the FME and Avant acquisitions completed in January 2025.
Stock-based compensation expense will fluctuate based on the grant date fair value of awards, the number of awards, the requisite service period of the awards, estimated employee forfeitures, and the timing of the awards.
Interest Expense
The table below reflects our interest expense for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Interest Expense
Interest expense	$46	$55	$(9)
Debt premium and discount amortization, net	(6)	(5)	(1)
Debt issuance cost amortization	1	2	(1)
Other	5	1	4
	$46	$53	$(7)
Interest expense decreased $7 million primarily due to lower interest expense on our term loans which were repaid throughout 2025 and early 2026. This decrease was partially offset by an increase of $4 million of other interest mainly due to assessments arising from the timing of certain regulatory and tax filings in 2026.
Interest Income
Interest income decreased $5 million due to lower cash balances during 2026 compared to 2025.
Income Tax Expense

	Three Months Ended March 31,
(In millions)	2026	2025	Variance
Income Tax Expense
Current tax expense	$114	$130	$(16)
Deferred tax expense	23	11	12
	$137	$141	$(4)
Combined federal and state effective income tax rate	22.7%	21.4%
Income tax expense decreased $4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to lower pre-tax income partially offset by a higher effective tax rate. The effective tax rate increased due to differences in permanent book-to-tax adjustments and non-recurring discrete items recorded during the three months ended March 31, 2026 and 2025.

Forward-Looking Information
This report includes forward-looking statements within the meaning of federal securities laws. All statements, other than statements of historical fact, included in this report are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding future financial and operating performance and results, strategic pursuits and goals, market prices, future hedging and risk management activities, the impact of tariffs, timing and amount of capital expenditures, the anticipated benefits of the Merger (as defined above) involving us and Devon Energy Corporation (“Devon”), the anticipated impact of the Merger on the combined business and future financial and operating results, the expected amount and timing of synergies from the Merger, the anticipated timing of the closing of the Merger transaction and other statements that are not historical facts contained in this report. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “budget,” “plan,” “forecast,” “target,” “predict,” “potential,” “possible,” “may,” “should,” “could,” “would,” “will,” “strategy,” “outlook” and similar expressions are also intended to identify forward-looking statements. We can provide no assurance that the forward-looking statements contained in this report will occur as expected, and actual results may differ materially from those included in this report. Forward-looking statements are based on current expectations and assumptions that involve a number of risks and uncertainties that could cause actual results to differ materially from those included in this report. These risks and uncertainties include, without limitation, the availability of cash on hand and other sources of liquidity to fund our capital expenditures, changes in U.S. and international economic policy (including tariffs and retaliatory tariffs and the impacts thereof), actions by, or disputes among or between, members of OPEC+, market factors, market prices (including geographic basis differentials) of oil and natural gas and the impacts thereof (including downward adjustments to our estimated proved reserves and potential impairment charges), impacts of inflation and tariff policies, labor shortages and economic disruption, geopolitical disruptions such as the war in Ukraine or the conflict in the Middle East or Venezuela, or further escalation thereof, results of future drilling and marketing activities, the risk that an event, change or other circumstances could give rise to the termination of the Merger Agreement (as defined above), the risk that a condition to closing of the Merger (including obtaining required regulatory approvals) may not be satisfied on a timely basis or at all, the length of time necessary to close the Merger, the risk that the businesses will not be integrated as described in the Merger Agreement, the risk that cost savings and any other synergies form the transaction may not be fully realized or may take longer to realize than expected, the risk that disruptions form the Merger will harm our business, including current plans and operations that management’s time and attention will be diverted on Merger-related issues, potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the Merger, potential litigation relating to the Merger that could be instituted against us or our directors or officers, legislative and regulatory initiatives, electronic, cyber or physical security breaches, the impact of public health crises, including pandemics and epidemics and any related company or governmental policies or actions, and other factors detailed herein and in our other SEC filings. Refer to “Risk Factors” in Item 1A of Part I of our Form 10-K for additional information about these risks and uncertainties. Forward-looking statements are based on the estimates and opinions of management at the time the statements are made. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to a variety of risks, including market risks associated with changes in commodity prices and interest rate movements on outstanding debt. Except as otherwise indicated, the following quantitative and qualitative information is provided about financial instruments to which we were party as of March 31, 2026 and from which we may incur future gains or losses from changes in commodity prices or interest rates.
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
As of March 31, 2026, we had the following outstanding financial commodity derivatives:

	2026			2027				Fair Value Asset (Liability) (In millions)
Oil	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
WTI oil collars								$(267)
Volume (MBbl)	7,462	7,544	8,004	3,600	2,730	2,760	2,760
Weighted average floor ($/Bbl)	$56.46	$56.10	$56.38	$56.25	$60.00	$60.00	$60.00
Weighted average ceiling ($/Bbl)	$72.60	$72.18	$73.99	$80.63	$86.23	$84.20	$82.50

WTI-NYMEX oil swaps								(40)
Volume (MBbl)	910	920	920	—	—	—	—
Weighted average price ($/Bbl)	$66.14	$66.14	$66.14	$—	$—	$—	$—

WTI Midland oil basis swaps								(17)
Volume (MBbl)	7,280	7,360	8,004	3,600	2,730	2,760	2,760
Weighted average differential ($/Bbl)	$0.96	$0.95	$0.96	$1.00	$1.05	$1.05	$1.05

	2026			2027				Fair Value Asset (Liability) (In millions)
Natural Gas	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
NYMEX gas collars								$95
Volume (MMBtu)	81,900,000	82,800,000	82,800,000	34,200,000	34,580,000	34,960,000	34,960,000
Weighted average floor ($/MMBtu)	$3.39	$3.39	$3.39	$3.08	$3.08	$3.08	$3.08
Weighted average ceiling ($/MMBtu)	$5.61	$5.61	$5.61	$5.65	$5.65	$5.65	$5.65

Transco Leidy gas basis swaps								6
Volume (MMBtu)	22,750,000	23,000,000	23,000,000	2,025,000	2,047,500	2,070,000	2,070,000
Weighted average differential ($/MMBtu)	$(0.78)	$(0.78)	$(0.78)	$(0.65)	$(0.65)	$(0.65)	$(0.65)

Transco Zone 6 Non-NY gas basis swaps								27
Volume (MMBtu)	22,750,000	23,000,000	23,000,000	13,500,000	13,650,000	13,800,000	13,800,000
Weighted average differential ($/MMBtu)	$(0.16)	$(0.16)	$(0.16)	$0.35	$0.35	$0.35	$0.35

Waha gas basis swaps								103
Volume (MMBtu)	18,200,000	18,400,000	18,400,000	9,450,000	9,555,000	9,660,000	9,660,000
Weighted average differential ($/MMBtu)	$(1.92)	$(1.92)	$(1.92)	$(1.30)	$(1.30)	$(1.30)	$(1.30)
In April 2026, we entered into the following financial commodity derivatives:

	2027
Natural Gas	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Transco Leidy gas basis swaps
Volume (MMBtu)	2,250,000	2,275,000	2,300,000	2,300,000
Weighted average differential ($/MMBtu)	$(0.65)	$(0.65)	$(0.65)	$(0.65)

Waha gas basis swaps
Volume (MMBtu)	2,250,000	2,275,000	2,300,000	2,300,000
Weighted average differential ($/MMBtu)	$(1.29)	$(1.29)	$(1.29)	$(1.29)
A significant portion of our expected oil and natural gas production for the remainder of 2026 and beyond is currently unhedged and directly exposed to the volatility in oil and natural gas prices, whether favorable or unfavorable.
During the three months ended March 31, 2026, oil collars with floor prices ranging from $50.00 to $65.00 per Bbl and ceiling prices ranging from $67.40 to $80.85 per Bbl covered 4.9 MMBbls, or 33 percent, of our oil production at a weighted-average price of $67.92 per Bbl. Oil swaps covered 0.9 MMBbls, or 6 percent, of our oil production at a weighted-average price of $66.14 per Bbl. Oil basis swaps covered 4.5 MMBbls, or 31 percent, of our oil production at a weighted-average differential of $0.97 per Bbl.
During the three months ended March 31, 2026, natural gas collars with floor prices ranging from $2.75 to $3.75 per MMBtu and ceiling prices ranging from $5.00 to $8.30 per MMBtu covered 104.9 Bcf, or 41 percent of our natural gas production at a weighted-average price of $4.61 per MMBtu. Gas basis swaps covered 58.2 Bcf, or 23 percent of natural gas production at a weighted-average differential of $(0.89) per MMBtu.

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
Interest Rate Risk
As of March 31, 2026, we had total debt of $3.5 billion. Our debt portfolio includes floating rate debt and fixed-rate instruments. Our revolving credit agreement borrowings are floating rate debt instruments, which exposes us to the risk of earnings or cash flow losses as the result of potential increases in market interest rates.
There are no “rating triggers” in any of our debt agreements that would accelerate the scheduled maturities. Should our credit rating fall below a certain level, a change in our credit rating could adversely impact our interest rate on any borrowings under our revolving credit agreement. As of the date hereof, our debt is currently rated as investment grade by the three leading ratings agencies. For more on the impact of credit ratings on our interest rates, see Note 4 of the Notes to the Consolidated Financial Statements in our Form 10-K.
As of March 31, 2026, we had no outstanding balance under our revolving credit agreement and $3.5 billion outstanding borrowings under fixed-rate debt instruments, which do not carry significant exposure to movements in market interest rates.
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
The carrying amount and estimated fair value of debt are as follows:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$3,513	$3,475	$3,818	$3,798
Current maturities	(250)	(249)	(250)	(249)
Long-term debt, excluding current maturities	$3,263	$3,226	$3,568	$3,549

ITEM 4. Controls and Procedures
As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Share repurchase activity during the quarter ended March 31, 2026 was as follows:

Period	Total Number of Shares Purchased (In thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands) (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In millions)
January 2026	1,236	$25.88	1,236	$953
February 2026	—	$—	—	$953
March 2026	—	$—	—	$953
	1,236		1,236
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

ITEM 5. Other Information
Trading Plan Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits
Index to Exhibits

Exhibit Number	Description

2.1
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

*10.2
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

COTERRA ENERGY INC.
(Registrant)

May 6, 2026	By:	/s/ THOMAS E. JORDEN
Thomas E. Jorden
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 6, 2026	By:	/s/ SHANNON E. YOUNG III
Shannon E. Young III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2026	By:	/s/ GREGORY F. CONAWAY
Gregory F. Conaway
Vice President and Chief Accounting Officer
(Principal Accounting Officer)